Form 10-Q
period 1995-01-01
CROWN CRAFTS INC
filed 1995-02-14
CIK 25895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


         (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 1, 1995
                                                ---------------

          (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                           Commission File No. 1-7604
                                               ------


                              CROWN CRAFTS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Georgia                                   58-0678148
- ----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


           1600 Riveredge Parkway, Suite 200, Atlanta, Georgia 30328
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (404) 644-6400
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X   No
                                   ---     ---

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of February 3, 1995 was 8,505,481.
                                       ---------

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                 JANUARY 1, 1995 (UNAUDITED) AND APRIL 3, 1994





                                                                             January 1,           April 3,
  (dollars in thousands)                                                       1995                 1994
 -----------------------------------------------------------------------------------------------------------
  ASSETS
  ------

  CURRENT ASSETS
         Cash                                                                $    703             $    425
         Accounts receivable, net:
             Due from factor                                                   14,498               22,744
             Other                                                              3,332                3,293
         Inventories                                                           49,205               45,122
         Deferred income taxes                                                    914                  827
         Other current assets                                                   2,154                1,745
                                                                             --------             --------
                 Total Current Assets                                          70,806               74,156
                                                                             --------             --------

  PROPERTY, PLANT AND EQUIPMENT - at cost:
         Land, buildings and improvements                                      29,127               23,982
         Construction project in progress                                       1,497                1,823
         Machinery and equipment                                               53,835               45,061
         Furniture and fixtures                                                 1,456                1,215
                                                                             --------             --------
                                                                               85,915               72,081
         Less accumulated depreciation                                         28,038               23,182
                                                                             --------             --------
             Property, Plant and Equipment - net                               57,877               48,899
                                                                             --------             --------

  OTHER ASSETS                                                                  1,161                  293
                                                                             --------             --------

  TOTAL                                                                      $129,844             $123,348
                                                                             ========             ========




            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                          CONSOLIDATED BALANCE SHEETS
                 JANUARY 1, 1995 (UNAUDITED) AND APRIL 3, 1994



                                                                          January 1,            April 3,
  (dollars in thousands)                                                    1995                 1994
  --------------------------------------------------------------------------------------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

  CURRENT LIABILITIES:
         Notes payable                                                     $ 13,142             $  9,860
         Accounts payable                                                    12,324               13,436
         Income taxes payable                                                 1,391                  579
         Accrued liabilities                                                  4,494                4,708
         Current maturities of long-term debt                                 5,000                5,000
                                                                           --------             --------
             Total Current Liabilities                                       36,351               33,583
                                                                           --------             --------


  LONG-TERM DEBT                                                              5,000               10,000
                                                                           --------             --------

  DEFERRED INCOME TAXES                                                       3,778                3,778
                                                                           --------             --------

  OTHER LIABILITIES                                                             637                  602
                                                                           --------             --------

  SHAREHOLDERS' EQUITY:
         Common stock - par value $1.00 per share;
         15,000,000 shares authorized; 8,927,346 and
         8,836,381 shares issued                                              8,927                8,836
         Paid-in capital                                                     32,681               31,645
         Retained earnings                                                   49,087               41,318
         Less:
             431,277 and 420,125 shares of common
             stock held in treasury                                          (6,617)              (6,414)
                                                                           --------             --------
                Total Shareholders' Equity                                   84,078               75,385
                                                                           --------             --------

  TOTAL                                                                    $129,844             $123,348
                                                                           ========             ========





            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     JANUARY 1, 1995 AND DECEMBER 26, 1993
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
  (dollars in thousands, except                Jan. 1,          Dec. 26,         Jan. 1,       Dec. 26,
  per share data)                               1995              1993            1995           1993
  ---------------------------------------------------------------------------------------------------------
  NET SALES                                  $   59,702       $    56,281    $    155,360      $  137,838

  COST OF PRODUCTS SOLD                          45,201            44,524         120,491         109,713
                                             ----------       -----------    ------------      ----------

  GROSS PROFIT                                   14,501            11,757          34,869          28,125

  MARKETING AND
       ADMINISTRATIVE EXPENSES                    7,648             6,611          20,197          16,691
                                            -----------       -----------    ------------      ----------

  EARNINGS FROM OPERATIONS                        6,853             5,146          14,672          11,434

  OTHER INCOME (EXPENSE):
        Interest Expense                           (468)             (441)         (1,423)         (1,119)
        Other - net                                 284                58             365             435
                                            -----------       -----------    ------------      ----------

  EARNINGS BEFORE INCOME
        TAXES                                     6,669             4,763          13,614          10,750

  PROVISIONS FOR INCOME
        TAXES                                     2,504             1,747           5,084           3,998
                                            -----------       -----------    ------------      ----------

  NET EARNINGS                              $     4,165       $     3,016    $      8,530      $    6,752
                                            ===========       ===========    ============      ==========


  NET EARNINGS PER SHARE                    $      0.49       $      0.36    $       1.01      $     0.81
                                            ===========       ===========    ============      ==========

  AVERAGE SHARES
        OUTSTANDING                           8,460,528         8,373,961       8,440,049       8,357,356
                                            ===========       -----------    ------------      ----------

  DIVIDENDS DECLARED PER
       SHARE                                $      0.03       $      0.03    $       0.09      $     0.09
                                            ===========       ===========    ============      ==========





            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED JANUARY 1, 1995 AND
                               DECEMBER 26, 1993
                                  (UNAUDITED)



                                                                          January 1,          December 26,
  (dollars in thousands)                                                     1995                1993
 ----------------------------------------------------------------------------------------------------------
  OPERATING ACTIVITIES:
       Net Earnings                                                      $    8,530           $   6,752
       Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Depreciation and amortization                                          5,307               4,001
       Deferred income taxes                                                    (87)                226
       Gain on disposal of property, plant and equipment                        (80)               (203)
       Changes in assets and liabilities:
           Accounts receivable                                                8,207                (985)
           Inventories                                                       (4,083)             (4,132)
           Other current assets                                                (409)               (436)
           Other assets                                                        (868)                758
           Accounts payable                                                  (1,112)               (515)
           Income taxes payable                                                 812               1,489
           Accrued liabilities                                                 (214)              1,822
           Other liabilities                                                     35                 (96)
                                                                         ----------           ---------
        Net Cash Provided by Operating
            Activities                                                       16,038               8,681
                                                                         ----------           ---------

  INVESTING ACTIVITIES:
       Proceeds from sale of property, plant and
          equipment                                                           1,050                 523
       Capital expenditures                                                 (15,255)             (7,094)
                                                                         ----------           ---------
       Net Cash Used for Investing Activities                               (14,205)             (6,571)
                                                                         ----------           ---------

  FINANCING ACTIVITIES:
       Payment of long-term debt                                             (5,000)             (2,000)
       Increase in notes payable                                              3,282                 243
       Exercise of stock options                                                924                 496
       Cash dividends                                                          (761)               (753)
                                                                         ----------           ----------
  Net Cash Used For Financing
       Activities                                                            (1,555)             (2,014)
                                                                         ----------           ---------

  NET INCREASE IN CASH
       (carried forward)                                                 $      278           $      96


                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED JANUARY 1, 1995 AND
                               DECEMBER 26, 1993
                                  (UNAUDITED)



                                                                             January 1,          December 26,
   (dollars in thousands)                                                      1995                  1993
   -----------------------------------------------------------------------------------------------------------
   NET INCREASE IN CASH
        (brought forward)                                                  $        278          $        96

   CASH, beginning of period                                                        425                  444
                                                                           ------------          -----------

   CASH, end of period                                                     $        703          $       540
                                                                           ============          ===========

   Supplemental Cash Flow Information:
       Income taxes paid                                                   $      4,452          $     2,386
                                                                           ============          ===========

       Interest paid net of amounts capitalized                            $      1,489          $     1,147
                                                                           ============          ===========





            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of January 1, 1995 and the results of its operations and its cash flows for the periods ended January 1, 1995 and December 26, 1993. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2. Interest costs of $106,000 and $396,000 were capitalized during the nine month periods ended January 1, 1995 and December 26, 1993, respectively.

3. The computation of net earnings per share for the periods ended January 1, 1995 and December 26, 1993 is based on the simple average shares outstanding. Stock options outstanding did not have a dilutive effect during either period.

4.  Major classes of inventory were as follows (in thousands):

                                                  January 1,       April 3,
                                                    1995             1994
                                                    ----             ----
                      Raw Materials                $27,963          $23,321
                      Work in process                1,676            3,421
                      Finished goods                19,566           18,380
                                                    ------          -------
                                                   $49,205          $45,122
                                                   =======          =======

5. Operating results of interim periods are not necessarily indicative of results to be expected for the year.

6. Certain reclassifications have been made to the December 26, 1993 financial statements to conform to the January 1, 1995 presentation.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales by major product category were as follows for each of the three month and nine month periods ended January 1, 1995 and December 26, 1993 (in thousands):

                                                 Three Months Ended                Nine Months Ended
                                                 ------------------                -----------------
                                               January        December           January       December
                                               1, 1995        26, 1993           1, 1995       26, 1993
                                             --------------------------         -------------------------
   Comforters and accessories                   $25,346        $31,744          $ 80,356       $ 83,425
   Jacquard-woven cotton products                31,451         22,623            68,368         50,473
   Other                                          2,905          1,914             6,636          3,940
                                                -------        -------          --------       --------
                  Total net sales               $59,702        $56,281          $155,360       $137,838
                                                =======        =======          ========       ========


THREE MONTH PERIOD ENDED JANUARY 1, 1995

Consolidated net sales increased 6.1% in the quarter ended January 1, 1995 as compared to the quarter ended December 26, 1993. The current year quarter included one less week of shipping due to a scheduled week-long holiday shutdown. This shutdown did not occur until the fourth fiscal quarter in the prior year.

Net sales of comforters and accessories declined 20.2% compared to the prior year quarter. In addition to the loss of one full week of shipping, import quota restrictions on hand-made quilts from China and quality problems in fabrics manufactured by the Company's supplier for the popular Royal Sateen luxury brand also had a significant effect on net sales for the current year quarter.

The Company and its Royal Sateen fabric supplier believe the quality problems, which were related to Egyptian cotton supplies, have been remedied. However, as a result of these problems, over the last several months the Company received only sporadic shipments of acceptable material. The Company expects to return to normal customer service levels for these products by April.

The jacquard-woven products category continued its strong growth with a net sales increase of 39.0% over the prior year quarter, primarily due to increased unit sales of cotton throws. This product category includes cotton throws, bedspreads, blankets and rugs.

The Company expects a long-term worldwide trend of increased demand for jacquard-woven cotton products. The manufacturing capacity expansion completed during this fiscal year plus significant production from the Company's strategic partner in Mexico have not been sufficient to meet current demands. To support this growth, the Company recently initiated plans for capital projects that will triple production capacity for matelasse bedspreads and increase cotton throw capacity by over fifty percent. These capital projects include a new weaving plant in Dalton, Georgia and an expansion of the distribution center in Calhoun, Georgia. These projects will be completed during the second quarter of fiscal 1996 at an estimated cost of $20 million.

The devaluation of the peso and the resulting impact on the Mexican economy is not expected to have a significant impact on the level of business done with the Company's partner in Mexico. The sale of products which the Company purchases from Mexico has not been affected. The Company is planning growth in this area, but the extent of that growth is unclear at this time. Plans for sales into Mexico are being scaled back. Such sales have not been significant in the past.

Gross margin was 24.3% for the quarter ended January 1, 1995 compared to 20.9% for the quarter ended December 26, 1993. This improvement was due in part to the automated warehouses in Roxboro, North Carolina and Calhoun, Georgia operating at full efficiency throughout the quarter. Also, gross margin in the prior year quarter was negatively impacted by higher costs incurred due to the unanticipated need to air freight certain Chinese hand-made quilt styles to meet strong customer demand and inventory write-downs on slow moving styles.

Marketing and administrative expenses increased $1,037,000 or 15.7% in the current year quarter. The increase was primarily attributable to increased staffing and occupancy costs to support the overall growth in the Company's business.

The effective income tax rate increased to 37.5% in the current year quarter compared to 36.7% in the prior year quarter due to anticipated higher effective income tax rates.

NINE MONTH PERIOD ENDED JANUARY 1, 1995

Consolidated net sales increased 12.7% for the nine months ended January 1, 1995 as compared to the corresponding prior year period.

Net sales of comforters and accessories declined 3.7% for the current year nine month period due to the decline which occurred in the third fiscal quarter as explained under "RESULTS OF OPERATIONS" for the three month period ended January 1, 1995. Net sales of jacquard-woven cotton products increased 35.5% for the current year nine month period primarily due to increased unit sales of cotton throws.

Gross margin improved to 22.4% for the nine month period ended January 1, 1995 as compared to 20.4% for the nine month period ended December 26, 1993. The increase was the result of improved product mix, the operating efficiencies achieved at the Company's automated warehouses in Roxboro and Calhoun and the costs incurred in the prior year third fiscal quarter in connection with Chinese hand-made quilts and the inventory write-downs on slow moving styles.

Marketing and administrative expenses increased by $3,506,000 or 21.0% during the nine month period ended January 1, 1995 as compared to the corresponding prior year period. The increase was primarily attributable to increased staffing and occupancy costs to support the overall growth in the Company's business. Increased advertising expenses for product promotion and increased factoring fees due to the higher sales volume also contributed to the increase.

Excluding the effect of capitalized interest, interest expense increased by .9% in the first nine months of the current year. Capitalized interest was $106,000 and $396,000 during the nine month periods ended January 1, 1995 and December 26, 1293, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remains strong. Shareholders' equity increased to $84.1 million at January 1, 1995 from $75.4 million at April 3, 1994. Working capital decreased to

$34.5 million at January 1, 1995 from $40.6 million at April 3, 1994 as the Company utilized funds of $15.3 million for capital expenditures, primarily in connection with the construction of the Calhoun Distribution Center and the purchase of additional weaving equipment for existing Georgia locations.
These projects were completed during the first quarter of the fiscal year. The Company also repaid $5.0 million of long-term debt. The ratio of debt to equity was 0.3:1 at both January 1, 1995 and April 3, 1994.

The Company maintains lines of credit with two banks aggregating $30.0 million which are used as needed. Total borrowings outstanding under these lines at January 1, 1995 were $13.1 million.

To fund the capacity expansion for the jacquard-woven product line as explained under "RESULTS OF OPERATIONS" for the three month period ended January 1, 1995, the Company will use cash generated from operations, borrowings under the credit lines described above and is also considering the use of additional long-term debt financing.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

             None

Item 2 - Changes in Securities

             None

Item 3 - Defaults Upon Senior Securities

             None

Item 4 - Submission of Matters to Vote of Security Holders

             None

Item 5 - Other Information

             None

Item 6 - Exhibits and Reports on Form 8-K

         27   Financial Data Schedule (for SEC use only)

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                                JANUARY 1, 1995

                                   SIGNATURES


         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CROWN CRAFTS, INC.
                                           -------------------------------




Date:  February  14, 1995                  /s/  Robert E. Schnelle
       ------------------                  --------------------------------
                                           ROBERT E. SCHNELLE
                                           Treasurer
                                           (Chief Accounting Officer)

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
Number                        Description
- -------                       -----------------------
  27                          Financial Data Schedule
                              (for SEC use only)