Form 10-K
period 1995-04-02
CROWN CRAFTS INC
filed 1995-06-29
CIK 25895

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                            (MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES AND EXCHANGE ACT OF 1934
            (FEE REQUIRED)
                                      OR
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            SECURITIES ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED APRIL 2, 1995               COMMISSION FILE NO. 1-7604

                             ---------------------

                               CROWN CRAFTS, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      58-0678148
          (State of Incorporation)                 (I.R.S. Employer Identification No.)

           1600 RIVEREDGE PARKWAY,                                 30328
                  SUITE 200                                     (Zip Code)
              ATLANTA, GEORGIA
  (Address of principal executive offices)

      Registrant's Telephone Number, including area code:  (404) 644-6400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE
                                (TITLE OF CLASS)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of June 15, 1995, 8,576,059 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the NYSE closing price of these shares on that date) held by persons other than Officers, Directors, the Company's Employee Stock Option Plan, and 5% shareholders was approximately $106,589,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     CROWN CRAFTS, INC., PROXY STATEMENT IN CONNECTION WITH ITS ANNUAL MEETING OF SHAREHOLDERS ON AUGUST 8, 1995 (PART III)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

GENERAL

         Crown Crafts, Inc. (the "Company") designs, manufactures and markets two principal product categories: comforters and accessories, and jacquard-woven cotton products. These products are marketed under the Crown Crafts and Goodwin Weavers trademarks, under other Company-owned trademarks and under trademarks licensed from others, and without trademarks as unbranded merchandise or with customers' private labels.

         The Company designs its products to the style standards of major national department stores, but manufactures products across a broad spectrum of retail price points. The Company believes that it is the fifth largest domestic manufacturer of comforters, comforter sets and bedspreads with a total market share of approximately 9%, and that it is the largest domestic manufacturer of 100% cotton jacquard-woven bedspreads and throws with a total market share of approximately 28%.

         Crown Crafts, Inc., a Georgia corporation, began operating in 1957 as a manufacturer of tufted bedspreads and in 1967 added jacquard-woven bedspreads to its product line. From the early 1970s until fiscal 1982, the Company principally produced flocked (crushed velvet) bedspreads and draperies. Since 1984 the Company has designed, marketed and manufactured comforters and accessories. The Company began producing and marketing jacquard-woven cotton throws in 1987.

         In April 1995, the Company acquired all of the stock of the privately-held Textile, Inc. ("Textile"), a contract manufacturer of jacquard-woven products located in Ronda, North Carolina. The acquisition provided the Company with immediate access to weaving capacity. During fiscal 1995, the Company also merged two of its wholly-owned subsidiaries with and into itself to achieve administrative efficiencies.


PRODUCTS

         COMFORTERS AND ACCESSORIES

         The Company's line of comforters and accessories includes a broad range of home textile products consisting of comforters, comforter sets, sheets, pillowcases, pillow shams, bedskirts, duvet covers, daybed sets, window treatments and decorative pillows. These products are made from all cotton or cotton/polyester blended fabrics ranging in thread count from 130 to 330 threads per inch. All comforters are filled with polyester fiberfill. The Company offers these products in a wide variety of styles and patterns from solid colors to designer prints.

         Comforters and accessories are marketed primarily by the Company's own sales and marketing staff. The customers for these products are department stores, chain stores, mass merchants, specialty home furnishings stores, wholesale clubs, and catalog and mail order houses. The products in this category are produced primarily at the Company's facilities in Roxboro, North Carolina (the "Roxboro Plant").

         The Company believes there is a continuing trend toward coordination of the bedroom, and expects to continue its emphasis on comforter sets with coordinated sheets and accessories. Additionally, through licensing, the Company's designs have begun to be offered in related areas such as bath accessories, wall paper borders and furniture benches.

         JACQUARD-WOVEN COTTON PRODUCTS

         The Company's line of jacquard-woven cotton products includes 100% cotton throws, bedspreads, rugs and blankets. The throws, which are manufactured in a variety of colors and designs, are appropriate for use not only as decorative accessories, but as lap blankets and wall hangings. The majority of jacquard-woven cotton products are manufactured and warehoused at the Company's facilities in Dalton, Chatsworth and Calhoun, Georgia. Throws are also manufactured at the Textile facility in Ronda, North Carolina. Some of the Company's throws, including all printed throws, are also manufactured in Mexico.

         The Company's marketing strategy is to continue to be the leading domestic producer of cotton throws, with innovative design features developed by its design staff or licensed from others. The jacquard-woven cotton throws are sold by retailers and gift shops.

         PRODUCT DESIGN

         The key components to the Company's successful marketing strategy are design and color. The Company's designs include traditional, contemporary, textured and whimsical patterns. The Company is continually developing new designs for both the bedcoverings and throws.

         The Company employs a design and product development staff of approximately 75 persons (including part-time and full-time designers) who work closely with the marketing staff to develop new designs. The Company obtains its designs from numerous sources, including graphic artists, decorative fabric manufacturers, apparel designers, the Company's employees and museums. The Company utilizes computer aided design systems to increase its design flexibility and reduce costs. In addition, these systems significantly shorten the time for responding to customer needs and changing market trends. Many of the Company's designs are created for exclusive sale by certain of its customers.


SALES AND MARKETING

         The Company markets its products throughout the United States and Canada through its own sales force of 30 salaried sales executives and employees. The Company also utilizes 7 independent commissioned sales representatives, who principally sell the Company's products. Additionally, the Company markets its jacquard-woven throws to the gift trade through its Goodwin Weavers division. The Company's primary showroom and sales office is located in New York City. Other sales offices are maintained in Chicago, San Francisco, Atlanta, Boston, Tyler, Texas and Bellevue, Washington. Additional showrooms are located in the Company's Atlanta executive office location and in the Atlanta Merchandise Mart. The Goodwin Weavers division utilizes one salaried and approximately 150 independent commissioned sales representatives to call on gift stores. Goodwin Weavers has also established showrooms in the Atlanta Merchandise Mart and in High Point, North Carolina. Sales outside the United States and Canada are primarily through distributors.

         Except for international sales and sales by the Company's outlet stores, the Company's products are sold directly to the retail trade. The Company generally introduces new products to the retail trade during the April and October industry home textile markets. Most sales of successful new designs generally occur at least six months after the product introduction as more conservative buyers follow the lead of market innovators. New product introductions for the gift shop trade are concentrated in January-March and June-August when Goodwin Weavers participates in approximately 30 local and regional gift shows. Private label products manufactured by the Company are introduced throughout the year.


         The Company uses visually appealing and informative packaging, point-of-sale displays and advertising materials for retailers. Most of these are produced in the Company's own print shop, which offers design, typesetting and finishing services. The Company also regularly advertises its products in publications directed to the trade.


MANUFACTURING

         The Company has made and continues to make significant investments in modernization and expansion to lower its costs, maximize design flexibility, improve quality and service, and increase its productive capacity.

         The Company's comforters and accessories are produced at the Roxboro Plant. The Roxboro Plant, which includes a new 50,000 square foot finished goods warehouse, utilizes an automated warehouse and distribution system allowing the Company to reduce inventories, improve physical control over inventories, reduce order fulfillment lead times, and provide enhanced levels of service.

         The Company believes that its jacquard weaving capacity is the most modern in the United States. The Company produces its jacquard-woven cotton products at its weaving mills in Dalton, Georgia and Ronda, North Carolina. These products are finished, packed and shipped from the Calhoun, Georgia plant. The Company also uses a warehouse and distribution center in Chatsworth, Georgia. The Company is currently constructing a new 90,000 square foot weaving facility in Dalton, Georgia. This expansion which is expected to become operational in August 1995 will house 40 new air-jet looms and, coupled with the Textile acquisition, will more than double the Company's weaving capacity.

         In fiscal 1995, construction was completed on a 125,000 square foot warehouse and distribution facility in Calhoun, Georgia near the finishing plant. This facility became operational in July 1994. The Company is currently expanding by about 85 percent the square footage of this facility. This expanded warehouse and distribution center will enable the Company to continue to increase its efficiency and improve on-time deliveries of its products.


OUTLET STORES

         The Company also markets its products through its outlet stores. The outlet stores offer the Company the opportunity to sell closeout and irregular products. Approximately half of the total sales from the outlet stores in fiscal 1995 were attributable to the Calhoun, Georgia and Blowing Rock, North Carolina stores.


RAW MATERIALS

         The principal raw materials used in the manufacture of comforters, sheets and accessories are wide-width printed and solid color cotton and polycotton fabrics, and polyester fibers used as filling material. The principal raw materials used in the manufacture of jacquard-woven cotton products are natural-color and pre-dyed 100% cotton yarns. Although the Company usually maintains supply relationships with only a limited number of suppliers, the Company believes these raw materials presently are available from several sources in quantities sufficient to meet the Company's requirements.

         The Company uses significant quantities of cotton, which is subject to ongoing price fluctuations. The price fluctuations are a result of cotton being an agricultural product subject to weather patterns, disease and other factors as well as supply and demand considerations, both domestically and internationally. To reduce the effect of potential price fluctuations, the Company often makes commitments for future purchases of cotton, cotton yarns and fabrics up to a year before delivery. Nonetheless, significant increases in the price of cotton yarn or cotton or polycotton print cloth could adversely affect the Company's operations.

SEASONALITY, INVENTORY MANAGEMENT

         Historically, the Company has experienced a seasonal sales pattern, with a greater sales volume in the last three fiscal quarters of the year (July through March). Primarily, this is a result of the Company's retail customers having higher sales in the second half of the year. It is likely that the Company's operating performance in the first fiscal quarter of each year will be less favorable than operating performance in the last three fiscal quarters.

         The Company carries normal inventory levels to meet delivery requirements of customers. Customer returns of merchandise shipped are not material. Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories as of April 2, 1995 decreased slightly to $44,909,000 as compared to $45,122,000 as of April 3, 1994. Improved inventory management procedures and operating efficiencies achieved at the Company's automated warehouses in Roxboro, North Carolina and Calhoun, Georgia enabled the Company to reduce inventory levels while servicing a 13% increase in net sales during fiscal 1995.


BACKLOG ORDERS

         Backlog orders for future delivery believed by management to be firm were $16,277,000 and $17,029,000 at May 26, 1995 and May 27, 1994,
respectively.


TRADEMARKS, COPYRIGHTS

         The Company's products are marketed in part under well-known trademarks. The Company considers its trademarks to be of material importance to its business. Comforters and accessories primarily carry the trademark Crown Crafts(R), and the majority of jacquard-woven cotton products carry the trademarks of Crown Crafts(R) and Goodwin Weavers(R). Protection for these marks is obtained through domestic and foreign registrations. Also important to the Company is the trademark Royal Sateen(R), which was developed in a joint effort of the Company and Kitan Consolidated, Ltd. of Israel. Kitan is the registered owner of the mark and the Company is the exclusive marketer of Royal Sateen products in the United States and other parts of the Western Hemisphere.

         In addition, certain products are manufactured and sold pursuant to licensing agreements that include, among others, the following trademarks: Bob Timberlake(TM), Colonial Williamsburg(R), Department 56(R) and Ungaro(R). The license agreements for the Company's designer brands generally are for a term of 3 to 6 years, and may or may not be subject to renewal; no one of these licenses has accounted for more than 9% of the Company's total sales volume during any of the last five fiscal years. In addition, the Company has licensed and has sold fabric for certain of its more successful designs to manufacturers of other products, although revenue from this activity has not been material. The Company believes licensing in both directions will grow in importance as the Company grows.

         Many of the designs used by the Company are copyrighted by other parties including trademark licensors and are available to the Company through copyright licenses. Other designs are the subject of copyrights owned by the Company.


CUSTOMERS

         The Company's customers consist principally of department stores, chain stores, mass merchants, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and mail order houses. During the fiscal years ended April 2, 1995, April 3, 1994 and March 28, 1993, respectively, sales to Wal Mart Stores, Inc. accounted for 17.3%, 16.1% and 17.3% of total net sales. The Company's sales to JCPenney Company constituted 11.8% of net sales in fiscal 1994. The Company believes that its relationships with both Wal Mart and JCPenney are excellent and that the loss of either customer is unlikely.


COMPETITION

         The home textile industry, including the market for comforters and accessories and for jacquard-woven cotton products, is highly competitive. The Company and its subsidiaries compete with a variety of manufacturers. Competitors may have existing relationships with certain customers which may be superior to those of the Company and may have substantially greater resources.

         The Company competes on the basis of quality, design, price, service and packaging. Except for hand-made quilts, acrylic throws, luxury linens, matelasse coverlets and bedspreads and cotton rugs, the Company's products have not experienced significant competition from imports. The Company believes that its ability to implement future price increases for its products may be limited by current or future overcapacity in the domestic textile industry.


RESEARCH AND DEVELOPMENT

         The Company believes that research and development is important in establishing a competitive position for its products. The Company's product development activities include the styling efforts necessary to introduce new patterns and designs, and the development of new products or variations of existing products. The product development expenses were approximately $4,902,000 in 1995, $4,239,000 in 1994 and $3,477,000 in 1993.


GOVERNMENT REGULATION; ENVIRONMENTAL CONTROL

         The Company is subject to various federal, state and local environmental laws and regulations which regulate, among other things, the discharge, storage, handling and disposal of a variety of substances and wastes. The Company's operations are also governed by laws and regulations relating to employee safety and health, principally the Occupational Safety and Health Administration Act and regulations thereunder.

         The Company believes that it presently complies in all material respects with applicable environmental, health and safety laws and regulations. Although the Company believes that future compliance with such existing laws or regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position, there can be no assurances that such requirements will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such requirements.


EMPLOYEES

         At April 2, 1995 and June 15, 1995, the Company had 2,148 employees. At June 15, 1995, of these 2,148 employees, approximately 1,762 were employed in the Company's manufacturing operations, approximately 134 in sales and approximately 252 in administration.

         None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees to be good. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement.


INTERNATIONAL SALES

         The Company is not currently engaged in material operations in foreign countries. The Company believes, however, its presence in foreign countries will increase in the future as a result of, among other factors, the passage of NAFTA and the expansion of its sales efforts in Europe, Japan, Mexico and Australia. Although the Company had planned substantial sales growth in Mexico in fiscal 1996 in connection with its strategic alliance with the Mexican textile company, Grupo Textil San Marcos, as a result of the devaluation of the peso and the resulting impact on the Mexican economy, the Company now expects to make only a minor amount of export sales to Mexico during the fiscal year. The Company did not export a significant amount of product to Mexico in fiscal 1995.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in executive offices in Atlanta, Georgia. A showroom is also located in these offices. The Company occupies approximately 34,520 square feet at this location under a lease that commenced April 1, 1994, and expires June 29, 2002.

         The Company has acquired property in Dalton, Georgia upon which a new 90,000 square foot weaving facility is being constructed. The facility is scheduled to become operational by August 1995.

         The following table summarizes certain information regarding the Company's principal properties. The Company's Georgia manufacturing facilities are operating, on average, at approximately 87% of productive capacity. The Company's North Carolina facilities are operating, on average, at approximately 76% of productive capacity.

                                                                                Approximate      Owned/
 Location                       Use                                             Square Feet      Leased
 Calhoun, Georgia               Two Buildings, housing offices,                   267,000         Owned
                                manufacturing facilities, sample
                                department, print shop and factory
                                outlet store

 Calhoun, Georgia               Warehouse and distribution center                 233,000         Owned(1)

 Chatsworth, Georgia            Manufacturing facility, warehouse and             115,000         Owned
                                distribution center

 Dalton, Georgia                Manufacturing facility                            161,000         Owned(2)

 Ronda, North Carolina          Two buildings, housing offices,                    62,820         Owned
                                manufacturing facility and warehouse

 Atlanta, Georgia               Executive offices and showroom                     34,520         Leased(3)

 Roxboro, North                 Three buildings, housing                          424,000         Owned
 Carolina                       manufacturing facilities, warehouse
                                and distribution centers,
                                administrative offices and factory
                                outlet store

 Roxboro, North                 Six buildings, housing manufacturing              378,000         Leased(4)
 Carolina                       facilities, warehouses and
                                distribution facilities

 Blowing Rock, North            Three buildings, housing                           21,000         Owned
 Carolina                       administrative and sales offices, and
                                factory outlet store

 New York, New York             Sales and design offices and showroom              23,000         Leased(5)

______________
(1) Includes the 108,000 square foot expansion of this facility currently under construction.
(2) Includes the new 90,000 square foot weaving facility currently under construction.
(3) Lease expires June 29, 2002
(4) Leases expire as follows:
    (a)  75,000 square feet on February 28, 2005;
    (b) 30,000 square feet on July 22, 1995 (renewable for one five-year period);
    (c) 50,000 square feet on September 30, 1997 (renewable for one five-year period); and
    (d) 223,000 square feet on April 30, 1998 (renewable for one five-year period).
(5) Leases expire December 31, 1996.

         The Company also leases space for its various sales offices and outlet stores.

         Management believes that its properties are suitable for the purposes for which they are used and are in generally good condition.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently engaged in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended April 2, 1995.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company is authorized by its Articles of Incorporation to issue up to 15,000,000 shares of capital stock, all of which are designated Common Stock, par value $1.00 per share.

COMMON STOCK

         The Company's common stock (the "Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol "CRW". Prior to December 16, 1994, the Company's Common Stock was traded on the American Stock Exchange ("AMEX") under the same symbol.

         The following table presents quarterly information on the price range of the Company's Common Stock for the two fiscal years ended April 2, 1995. This information indicates the high and low sale prices reported by either the NYSE or AMEX for the time period during which the Common Stock was traded on that exchange.

         QUARTER                                                             High              Low
         -------
         FISCAL 1995

         First Quarter                                                       21-3/8            17-7/8
         Second Quarter                                                      19-3/4            14-1/8
         Third Quarter                                                       16-3/8            14-3/8
         Fourth Quarter                                                      17-1/8            14-3/4

         FISCAL 1994

         First Quarter                                                       17-3/8            13-1/4
         Second Quarter                                                      16-7/8            13
         Third Quarter                                                       19-5/8            15-3/4
         Fourth Quarter                                                      21-7/8            17-3/8

         As of June 15, 1995 there were issued and outstanding 8,576,059 shares of the Company's Common Stock held by approximately 1,700 beneficial holders. The estimated number of beneficial holders does not reflect the approximately 1,300 individual employee accounts in the Company's Employee Stock

Ownership Plan. At June 15, 1995, the Company's Common Stock closed at $17.125.

         In fiscal 1995, the Company continued its policy, begun in February 1989, of paying dividends on a quarterly basis. The Company paid a dividend of $0.03 per share on its Common Stock on June 28, 1994, September 27, 1994, December 27, 1994 and March 21, 1995. Dividends paid by the Company on its Common Stock in the future will depend upon the earnings and financial condition of the Company. The Company presently anticipates paying dividends for the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below are derived from the Company's financial statements for the five years ended April 2, 1995. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report.

                                                     YEAR ENDED
- -------------------------------------------------------------------------------------------------------------
                                      ($ in thousands, except per share amounts.)
- -------------------------------------------------------------------------------------------------------------
FOR THE YEAR                          April 2,        April 3,      March 28,       March 29,       March 31,
                                        1995            1994*          1993            1992            1991
Net sales                             $210,963        $187,335       $151,256        $122,698        $121,905

Gross profit                            46,731          37,998         29,885          26,635          25,683

Earnings from operations                18,883          15,376         11,377          10,940          11,900

Net earnings                            11,050           9,010          7,339           6,313           6,714

Net earnings per share                    1.31            1.08           0.89            0.91            0.97

Cash dividends per share                  0.12            0.12           0.12            0.12            0.12

* Fiscal 1994 contained 53 weeks

AT YEAR END

Total assets                          $134,031        $123,348       $108,641        $ 88,564        $ 65,687

Long-term debt                           5,000          10,000         15,000          17,000          19,000

Shareholders' equity                    87,000          75,385         66,325          59,225          34,258

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net sales by major product category were as follows during each of the three fiscal years in the period ended April 2, 1995 (in thousands):

                                                1995          1994         1993
                                                ----          ----         ----
         Comforters and accessories           $110,689      $114,470     $ 97,009

         Jacquard-woven cotton products         91,302        67,885       49,066

         Other                                   8,972         4,980        5,181
                                              --------      --------     --------
                                              $210,963      $187,335     $151,256
                                              ========      ========     ========

Consolidated net sales increased by 12.6% in 1995 and 23.9% in 1994. The Company's fiscal year end is the Sunday nearest March 31. The 1995 and 1993 sales reflect 52 weeks of operations compared to 53 weeks for 1994.

         Net sales of comforters and accessories declined 3.3% in 1995. In addition to the impact of one less week of operations, import quota restrictions on hand-made quilts from China and quality problems in fabrics manufactured by the Company's supplier for the popular Royal Sateen(R) luxury product line had a significant effect on net sales for the current year. As a result of the fabric quality problems which were related to Egyptian cotton supplies, the Company received only sporadic shipments of acceptable material during the last six months of the fiscal year. The quality problems have been resolved and the Company has returned to normal customer service levels for these products. Net sales of comforters and accessories increased by 18.0% in 1994 due primarily to increased unit sales.

         The jacquard-woven cotton products category continued its strong growth with a net sales increase of 34.5% in 1995 which followed a 38.4% increase in 1994. This product category includes cotton throws, bedspreads, blankets, and rugs. The increase in 1995 was attributable primarily to increased unit sales of cotton throws and matelasse bedspreads, while the 1994 increase was due mainly to increased unit sales of cotton throws.

         The Company expects a long-term worldwide trend of increased demand for jacquard-woven cotton products. The manufacturing capacity expansion completed during fiscal 1995, plus significant production from the Company's strategic partner in Mexico have not been sufficient to meet the demand for these products. To support this growth, the Company has started construction on capital projects that will triple production capacity for matelasse bedspreads and increase cotton throw capacity by over fifty percent. These capital projects include a new 90,000 square foot weaving plant in Dalton, Georgia which will house 40 state-of-the-art air-jet looms, and an expansion of the distribution center in Calhoun, Georgia. These projects will be completed during the second fiscal quarter of 1996 in time to meet the demand of the peak shipping season. The total estimated cost of these projects is approximately $20 million.

         In addition to these capital expansion projects, during April the Company acquired all of the stock of Textile, Inc., a contract manufacturer of jacquard-woven cotton products located in Ronda, North Carolina. This acquisition provided the Company with immediate access to weaving capacity to meet the growing demand for cotton throws. The cost of the acquisition was not significant. Even after the new Dalton weaving facility begins operations, production from the Textile, Inc. acquisition will be needed to satisfy the expected strong demand for jacquard-woven cotton products.

         During fiscal 1994, the Company made contractual arrangements to have certain products manufactured for it in Mexico by Grupo Textil San Marcos ("San Marcos"). As part of these arrangements, San Marcos also purchases products from the Company for sale in Mexico and Latin America. The Company did not export a significant amount of product to San Marcos in fiscal 1995. Although the Company had planned substantial growth in this export market for fiscal 1996, it now appears that as a result of the devaluation of the peso and the resulting impact on the Mexican economy, the Company will make only a minor amount of export sales to Mexico during the fiscal year. The volume of finished products which the Company purchases from Mexico for sale to its customers in the United States has not been affected by the devaluation and is not expected to be impacted in the future.

         Gross margin was 22.2% in 1995, 20.3% in 1994 and 19.8% in 1993. The
increase in gross margin is attributable to continued efficiency improvements in the Company's automated manufacturing and warehousing operations.

         Marketing and administrative expenses increased 23.1% in 1995 and 22.2% in 1994. The increase in 1995 was primarily attributable to increased staffing and occupancy costs to support the overall growth of the Company's business. In 1994, the increase was due primarily to increased sales commissions paid to independent sales representatives. This was due to the growth in commission sales and was expected. Also contributing to the 1994 increase were increased staffing and occupancy costs to support the overall growth of the Company's business.

         Interest expense is net of capitalized interest of $125,000 in 1995, $407,000 in 1994 and $918,000 in 1993. Excluding the effect of interest capitalized, interest expense increased 7.7% in 1995 and 10.4% in 1994. The increase in interest expense before capitalization of interest was due to higher levels of average total debt outstanding in both 1995 and 1994.

         The effective income tax rate was 36.8% in 1995, 36.2% in 1994 and 34.5% in 1993. The increase in 1995 was due to higher effective state income tax rates. The increase in 1994 was due to the effect of the increase in the maximum corporate federal income tax rate.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial position remains quite strong. Shareholders' equity increased $11.6 million to $87.0 million at April 2, 1995. The ratio of debt to equity was 0.3:1 at both April 2, 1995 and April 3, 1994. Total inventory declined slightly to $44.9 million at April 2, 1995 from $45.1 million at April 3, 1994.

         Working capital decreased to $37.0 million at April 2, 1995 from $40.6 million at April 3, 1994 as the Company utilized funds provided by operations and borrowings under its short-term credit lines to fund capital expenditures of $18.9 million and repay $5.0 million of long-term debt. The capital expenditures were primarily in connection with the construction of the Calhoun Distribution Center and the purchase of additional weaving equipment for existing Georgia locations.

         The Company maintains, with two banks, lines of credit aggregating $30.0 million which are used as needed. Interest rates float and are quoted daily, and do not exceed the banks' prime lending rates. No fees or compensating balances are required under these arrangements. The lines are cancelable at the banks' discretion. Total borrowings outstanding under these lines at April 2, 1995 were $15.1 million. See Note 3 of Notes to Consolidated Financial Statements.

         As a cash management practice and to reduce its exposure to bad debts, the Company factors substantially all of its trade accounts receivable. The Company's factor establishes customer credit lines, and accounts for and collects receivables balances. The factor remits payment to the Company on the due dates of the factored invoices. The Company does not take advances against its factored receivables balances. The factor assumes all responsibility for credit losses on sales within approved credit lines, but may deduct from its payment to the Company the amounts of customer deductions for returns, allowances, disputes and discounts. The Company's factor may, at any time, terminate or limit its approval of shipments to a particular customer. If such termination occurs, the Company may either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.

         The Company expects that its total capital expenditures for property, plant and equipment will be approximately $29.0 million in fiscal 1996. This includes the capital projects described under "RESULTS OF OPERATIONS" and other capital expenditures to improve operating efficiencies or increase capacity. These expenditures will be at least partially funded by cash generated from operations. The Company believes it has adequate sources of debt financing to meet its needs.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      See pages F-1 through F-12 herein.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Audited Financial Statements:                                           Page
   Independent Auditor's Report                                          F-2

   Consolidated Balance Sheets as of                                     F-3
   April 2, 1995 and April 3, 1994

   Consolidated Statements of Earnings                                   F-4
   for the Three Fiscal Years in the
   Period Ended April 2, 1995

   Consolidated Statements of Changes in                                 F-5
   Shareholders' Equity for the Three Fiscal
   Years in the Period Ended April 2, 1995

   Consolidated Statements of Cash Flows                                 F-6
   for the Three Fiscal Years in the
   Period Ended April 2, 1995

   Notes to Consolidated Financial                                       F-7
   Statements

        Note #1 - SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES
        Note #2 - INVENTORIES
        Note #3 - FINANCING ARRANGEMENTS
        Note #4 - INCOME TAXES
        Note #5 - LEASE COMMITMENTS
        Note #6 - STOCK OPTIONS
        Note #7 - EMPLOYEE STOCK OWNERSHIP PLAN
        Note #8 - COMMITMENTS
        Note #9 - SEGMENTS AND MAJOR CUSTOMERS


Supplemental Financial Information:

   Selected Quarterly Financial Information (unaudited)                 F-12

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Crown Crafts, Inc.:


We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of April 2, 1995 and April 3, 1994, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 2, 1995. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of April 2, 1995 and April 3, 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Atlanta, Georgia
June 2, 1995

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
CROWN CRAFTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                                         APRIL 2,              April 3,
($ in thousands)                                                                           1995                  1994
- ------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash                                                                                   $    567              $    425
  Accounts receivable, net:
        Due from factor                                                                    20,657                22,744
        Other                                                                               4,382                 3,293
  Inventories                                                                              44,909                45,122
  Deferred income taxes                                                                       737                   827
  Other current assets                                                                      2,152                 1,745
                                                                                         --------              --------
                 Total current assets                                                      73,404                74,156
                                                                                         --------              --------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Land, buildings and improvements                                                         32,060                23,982
  Construction projects in process                                                            666                 1,823
  Machinery and equipment                                                                  54,584                45,061
  Furniture and fixtures                                                                    1,735                 1,215
                                                                                         --------              --------
                                                                                           89,045                72,081
  Less accumulated depreciation                                                            29,583                23,182
                                                                                         --------              --------
                 Property, plant and equipment - net                                       59,462                48,899
                                                                                         --------              --------

OTHER ASSETS                                                                                1,165                   293

                                                                                         --------              --------
TOTAL                                                                                    $134,031              $123,348
                                                                                         ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                                          $ 15,070              $  9,860
  Accounts payable                                                                         10,666                13,436
  Income taxes payable                                                                        687                   579
  Accrued liabilities                                                                       5,026                 4,708
  Current maturities of long-term debt                                                      5,000                 5,000
                                                                                         --------              --------
                 Total current liabilities                                                 36,449                33,583
                                                                                         --------              --------

LONG-TERM DEBT                                                                              5,000                10,000
                                                                                         --------              --------

DEFERRED INCOME TAXES                                                                       4,933                 3,778
                                                                                         --------              --------

OTHER LIABILITIES                                                                             649                   602
                                                                                         --------              --------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock - par value $1.00 per share;
        15,000,000 shares authorized                                                        9,004                 8,836
  Additional paid-in capital                                                               33,811                31,645
  Retained earnings                                                                        51,352                41,318
  Common stock held in treasury - at cost                                                  (7,167)               (6,414)
                                                                                         --------              --------
                 Total shareholders' equity                                                87,000                75,385

                                                                                         --------              --------
TOTAL                                                                                    $134,031              $123,348
                                                                                         ========              ========


                                  See notes to consolidated financial statements
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
CROWN CRAFTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                        Year Ended
                                                                   -----------------------------------------------------
                                                                     APRIL 2,             April 3,             March 28,
($ in thousands, except per share amounts)                             1995                 1994                  1993
- ------------------------------------------------------------------------------------------------------------------------
Net Sales                                                          $  210,963           $  187,335           $  151,256

  Cost of products sold                                               164,232              149,337              121,371
                                                                   ----------           ----------           ----------

Gross profit                                                           46,731               37,998               29,885

  Marketing and administrative expenses                                27,848               22,622               18,508
                                                                   ----------           ----------           ----------

Earnings from operations                                               18,883               15,376               11,377

Other income (expense):
  Interest expense                                                     (1,992)              (1,559)                (862)
  Other - net                                                             589                  309                  692
                                                                   ----------           ----------           ----------


Earnings before income taxes                                           17,480               14,126               11,207

  Provisions for income taxes                                           6,430                5,116                3,868
                                                                   ----------           ----------           ----------

Net earnings                                                       $   11,050           $    9,010           $    7,339
                                                                   ==========           ==========           ==========


Net earnings per share                                             $     1.31           $     1.08           $     0.89
                                                                   ==========           ==========           ==========

Average shares outstanding                                          8,457,333            8,368,320            8,287,068
                                                                   ==========           ==========           ==========


                                  See notes to consolidated financial statements
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
CROWN CRAFTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                            Additional                  Treasury Stock           Total
                                                Common       Paid-In      Retained    -------------------    Shareholders'
($ in thousands)                               Stock (1)     Capital      Earnings    Shares        Cost         Equity
                                               ---------------------------------------------------------------------------
Balances - March 29, 1992                       $8,624       $29,122      $26,970     369,326     $(5,491)      $59,225
  Excercise of stock options                        88           737                                                825
  Treasury stock acquired in
     conjunction with exercise
     of stock options                                                                  18,371        (315)         (315)
  Tax benefit from exercise
     of stock options                                            247                                                247
  Cash dividends declared
     ($0.12 per share)                                                       (996)                                 (996)
  Net earnings                                                              7,339                                 7,339

                                                ------       -------      -------    --------     -------       -------

Balances - March 28, 1993                        8,712        30,106       33,313     387,697      (5,806)       66,325
  Exercise of stock options                        124         1,225                                              1,349
  Treasury stock acquired in
     conjunction with exercise
     of stock options                                                                  32,428        (608)         (608)
  Tax benefit from exercise
     of stock options                                            314                                                314
  Cash dividends declared
     ($0.12 per share)                                                     (1,005)                               (1,005)
  Net earnings                                                              9,010                                 9,010

                                                ------       -------      -------    --------     -------       -------

Balances - April 3, 1994                         8,836        31,645       41,318     420,125      (6,414)       75,385
  Exercise of stock options                        168         1,921                                               2089
  Treasury stock acquired in
     conjunction with exercise
     of stock options                                                                  44,063        (753)         (753)
  Tax benefit from exercise
     of stock options                                            245                                                245
  Cash dividends declared
     ($0.12 per share)                                                     (1,016)                               (1,016)
  Net earnings                                                             11,050                                11,050
                                                ------       -------      -------    --------     -------       -------

BALANCES - APRIL 2, 1995                        $9,004       $33,811      $51,352     464,188     $(7,167)      $87,000
                                                ======       =======      =======    ========     =======       =======

- --------------------------
(1) Par value $1.00 per share; shares issued: 9,003,991 at April 2, 1995; 8,836,381 at April 3, 1994; 8,711,592 at March 28, 1993; and 8,623,892 at March
29, 1992.

                                  See notes to consolidated financial statements
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
CROWN CRAFTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended
                                                                     ---------------------------------------------------
                                                                      APRIL 2,             April 3,            March 28,
($ in thousands)                                                        1995                 1994                 1993
- ------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net earnings                                                       $ 11,050             $  9,010             $  7,339
  Adjustments to reconcile net earnings
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization                                       7,104                5,229                3,680
    Deferred income taxes                                               1,245                  648                  586
    Gain on sale of property,
      plant and equipment                                                (234)                (474)                 (44
    Changes in assets and liabilities:
      Accounts receivable                                                 998               (6,986)              (5,078)
      Inventories                                                         213               (1,774)             (14,956)
      Other current assests                                              (407)                (120)                  (3)
      Other assets                                                       (872)                 607                  435
      Accounts payable                                                 (2,770)               1,527                7,891
      Income taxes payable                                                108                  154                 (157)
      Accrued liabilities                                                 318                1,790                  119
      Other liabilities                                                    47                  (85)                (209)
                                                                     --------             --------             --------
Net Cash Provided by (Used for)
  Operating Activities                                                 16,800                9,526                 (397)
                                                                     --------             --------             --------

INVESTING ACTIVITIES:
  Capital expenditures                                                (18,898)             (11,858)             (23,168)
  Proceeds from sale of property,
    plant and equipment                                                 1,465                1,003                  251
                                                                     --------             --------             --------
Net Cash Used for Investing Activities                                (17,433)             (10,855)             (22,917)
                                                                     --------             --------             --------

FINANCING ACTIVITIES:
  Payment of long-term debt                                            (5,000)              (2,000)              (2,000)
  Increase in notes payable                                             5,210                3,260                6,600
  Stock options exercised                                               1,581                1,055                  757
  Cash dividends                                                       (1,016)              (1,005)                (996)
                                                                     --------             --------             --------
Net Cash Provided by Financing Activities                                 775                1,310                4,361
                                                                     --------             --------             --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           142                  (19)             (18,953)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                 425                  444               19,397
                                                                     --------             --------             --------


CASH AT END OF YEAR                                                  $    567             $    425             $    444
                                                                     ========             ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                                  $  4,831             $  4,100             $  3,255
                                                                     ========             ========             ========

  Interest paid, net of interest capitalized
    of $125 (1995), $407 (1994), and $918 (1993)                     $  2,046             $  1,573             $    884
                                                                     ========             ========             ========


                                  See notes to consolidated financial statements

- --------------------------------------------------------------------------------
CROWN CRAFTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the "Company"). All material intercompany transactions and accounts have been eliminated.

INVENTORIES: Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

DEPRECIATION: Depreciation of property, plant and equipment is computed principally using the straight-line method over the following estimated useful lives of the assets:

         Buildings and improvements                15 to 40 years
         Leasehold improvements                    Shorter of estimated useful life or term of lease
         Machinery and equipment                   4 to 7 1/2 years
         Furniture and fixtures                    8 years

REVENUE RECOGNITION: Sales are recorded at the time the merchandise is shipped, and are reported net of returns and allowances in the consolidated statements of earnings.

INCOME TAXES: Effective at the beginning of its fiscal year ended March 28, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109. "Accounting for Income Taxes." The Statement requires the calculation of deferred income taxes using the asset and liability method. Under this method, deferred income tax balances are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse. In all years prior to fiscal 1993, the Company accounted for income taxes under the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes." The effect of the change to SFAS No. 109 in the period of adoption was not material.

EARNINGS PER SHARE: Outstanding stock options were excluded from earnings per share computations for each of the three years presented as they did not have a materially dilutive effect.

FISCAL YEAR: The Company's fiscal year end is the Sunday nearest March 31. The consolidated financial statements encompass 52 weeks of operations in 1995 and 1993 and 53 weeks in 1994.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Inventories

At April 2, 1995 and April 3, 1994, major classes of inventories were as follows:

                                                        1995                           1994
                                                     -----------                    -----------
                Raw materials                        $24,846,000                    $23,321,000
                Work in process                        2,831,000                      3,421,000
                Finished goods                        17,232,000                     18,380,000
                                                     -----------                    -----------
                                                      44,909,000                     45,122,000
                                                     ===========                    ===========

3. Financing Arrangements

FACTORING AGREEMENT: The Company assigns substantially all of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits invoiced amounts to the Company on the approximate due dates of the factored invoices. The Company does not borrow funds from its factor or take advances against its factored receivables balances. Accounts are factored without recourse as to credit losses but with recourse as to returns, allowances, disputes and discounts. Factoring fees included in marketing and administrative expenses in the consolidated statements of earnings were:
$1,702,000 (1995), $1,501,000 (1994) and $1,223,000 (1993).

NOTES PAYABLE: At April 2, 1995, the Company had uncommitted lines of credit aggregating $30,000,000 with two banks at floating rates of interest which do not exceed their prime lending rate. No fees or compensating balances are required under these arrangements. The lines are cancellable at the banks' discretion. Average annual borrowing and weighted average interest rates under these arrangements for 1995 and 1994, respectively, were $17,720,000 at 5.6% and $11,567,000 at 3.8%. The weighted average interest rates on outstanding borrowings under these arrangements at April 2, 1995 and April 3, 1994, respectively, were 6.7% and 4.3%.

LONG-TERM DEBT: At April 2, 1995 and April 3, 1994, long-term debt consisted of:

                                                                       1995                           1994
                                                                    -----------                    -----------
             9.22% unsecured note payable,
               due in semiannual installments of
               $2,500,000 through November 1996                     $10,000,000                    $15,000,000

             Less current maturities                                  5,000,000                      5,000,000
                                                                    -----------                    -----------
                                                                    $ 5,000,000                    $10,000,000
                                                                    ===========                    ===========


Under the restrictive covenants of the note payable, the Company is required to maintain both its working capital and current ratio at defined minimum levels, and to reduce short-term indebtedness below defined maximum levels for sixty consecutive days during each fiscal year. Other covenants limit, among other things, additional indebtedness, the granting of security interests in the Company's assets, payments of dividends and acquisition of treasury stock. At April 2, 1995, the Company was in compliance with such restrictions and limitations, and approximately $23,290,000 of retained earnings was available for the declaration of dividends, acquisition of treasury stock or for certain other restricted payments.

At April 2, 1995, the aggregate maturities of long-term debt were as follows during the fiscal years ending:

      1996                                                            $ 5,000,000
      1997                                                              5,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Income Taxes

The provisions for income taxes are summarized as follows:

                                                            1995                         1994                        1993
                                                         ----------                   ----------                  ----------
     Current:
       Federal                                           $4,869,000                   $4,196,000                  $3,072,000
       State                                                316,000                      272,000                     210,000
                                                         ----------                   ----------                  ----------
     Total Current                                        5,185,000                    4,468,000                   3,282,000
                                                         ----------                   ----------                  ----------
     Deferred:
       Federal                                            1,082,000                      610,000                     513,000
       State                                                163,000                       38,000                      73,000
                                                         ----------                   ----------                  ----------
     Total Deferred                                       1,245,000                      648,000                     586,000
                                                         ----------                   ----------                  ----------

     Total                                               $6,430,000                   $5,116,000                  $3,868,000
                                                         ==========                   ==========                  ==========


The tax effects of the significant temporary differences which comprise the deferred tax liabilities and (assets) are as follows:

                                                                                          1995                        1994
                                                                                      -----------                 -----------
     Property, plant and equipment                                                    $ 4,513,000                 $ 3,747,000
     DISC earnings deferral                                                               690,000                     303,000
     Other                                                                                502,000                     420,000
                                                                                      -----------                 -----------
        Gross deferred tax liabilities                                                  5,705,000                   4,470,000
                                                                                      -----------                 -----------

     Employee benefits accruals                                                        (1,000,000)                   (929,000)
     Accounts receivable reserves                                                        (290,000)                   (440,000)
     Other                                                                               (219,000)                   (150,000)
                                                                                      -----------                 -----------
        Gross deferred tax assets                                                      (1,509,000)                 (1,519,000)
                                                                                      -----------                 -----------
     Net liability                                                                    $ 4,196,000                 $ 2,951,000
                                                                                      ===========                 ===========

A reconciliation between the provisions for income taxes computed by applying the applicable maximum federal statutory rates to earnings before income taxes and the provisions for income taxes is as follows:

                                                            1995                         1994                        1993
                                                         ----------                   ----------                  ----------
     Income taxes at federal
       statutory rates                                   $6,118,000                   $4,944,000                  $3,810,000
     State income taxes after
       federal tax benefit                                  311,000                      202,000                     137,000
     Other, net                                               1,000                      (30,000                     (79,000
                                                         ----------                   ----------                  ----------
                                                         $6,430,000                   $5,116,000                  $3,868,000
                                                         ==========                   ==========                  ==========


During February 1995, the Internal Revenue Service completed an examination of the Company's consolidated federal income tax returns for each of the three years in the period ended April 3, 1994. No additional income tax expense was incurred by the Company as a result of this examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Lease Commitments

At April 2, 1995, the Company's minimum annual rentals under non-cancellable operating leases, principally for manufacturing, warehousing and office facilities, were as follows:

                                         Fiscal Year
                                       ---------------
                                            1996                                    $2,155,000
                                            1997                                     1,752,000
                                            1998                                     1,540,000
                                            1999                                     1,161,000
                                            2000                                       897,000
                                         Thereafter                                  1,915,000
                                                                                    ----------
                                                                                    $9,420,000
                                                                                    ==========

Total rent expense was $2,486,000, $1,620,000 and $1,308,000 for 1995, 1994 and
1993, respectively.

6. Stock Options

The Company has a Non-Qualified Stock Option Plan for granting to officers and key employees options to acquire shares of the Company's common stock at prices equal to the market price of the stock on the date of each grant. Options are exercisable (on a cumulative basis) each year for up to one-third of the total options granted, commencing one year from the date of grant, and expire at the end of five years.

A total of 3,725,000 shares of common stock have been authorized for issuance under the Plan. At April 2, 1995, 133,681 options were reserved for future issuance. The options outstanding at April 2, 1995 expire through January 2000, have an average exercise price of $14.51 and include 455,461 options exercisable at April 2, 1995.

The following table summarizes stock option activity during each of the three fiscal years in the period ended April 2, 1995:

                                                                1995                         1994                        1993
                                                             ----------                   ----------                    --------
       Outstanding, beginning of year                         1,086,906                      690,198                     484,798
         Granted                                                536,250                      549,500                     298,850
         Cancelled                                              (70,339)                     (28,003)                     (5,750)
         Exercised                                             (167,610)                    (124,789)                    (87,700)
                                                             ----------                   ----------                    --------
       Outstanding, end of year                               1,385,207                    1,086,906                     690,198
                                                             ==========                   ==========                    ========

     Price range of options granted:
       High                                                  $    20.63                   $    19.75                    $  16.88
       Low                                                        14.63                        13.25                       14.63
     Price range of options exercised:
       High                                                  $    15.25                   $    16.88                    $  13.63
       Low                                                        10.63                         6.14                        6.14
     Average price of options exercised                      $    12.46                   $    10.81                    $   9.41
     Price range of options outstanding:
       High                                                  $    20.63                   $    19.75                    $  16.88
       Low                                                        10.63                        10.63                        6.14


Optionees may pay the option price of options exercised by surrendering to the Company shares of the Company's stock the optionee has owned for at least six months prior to the date of such exercise. Further, optionees may satisfy their required tax withholding obligations upon the exercise of options by requesting the Company to withhold the number of otherwise issuable option shares with a market value equal to such tax withholding obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Employee Stock Ownership Plan

Crown Crafts, Inc. maintains an Employee Stock Ownership Plan which provides for annual contributions by the Company at the discretion of the Board of Directors for the benefit of eligible employees in the form of cash or the Company's common stock. Participation in the Plan is open to all Company employees who are at least twenty-one years of age and who have been employed by the Company for at least one year. The Company recognized expense of $750,000, $650,000 and $550,000 for its cash contributions to the Plan in 1995, 1994 and 1993, respectively.


8. Commitments

During fiscal 1996 the Company expects that its total capital expenditures for property, plant and equipment will be approximately $ 29,000,000, of which approximately $20,000,000 are firm commitments.


9. Segments and Major Customers

The Company operates in a single business segment procuring, producing and selling a variety of textile home furnishings products directly to retailers. Revenues attributable to foreign customers are not material.

The Company's sales to Wal-Mart Stores, Inc. constituted 17.3%, 16.1% and 17.3% of net sales, respectively, in 1995, 1994 and 1993. The Company's sales to J C Penney Company constituted 11.8% of net sales in 1994.

- --------------------------------------------------------------------------------
CROWN CRAFTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
ANNUAL REPORT ON FORM 10-K
Selected Quarterly Financial Information
- --------------------------------------------------------------------------------

UNAUDITED

                                                         First               Second                Third                Fourth
($ in thousands, except per share amounts)              Quarter              Quarter              Quarter              Quarter
- --------------------------------------------------------------------------------------------------------------------------------


FISCAL YEAR ENDED APRIL 2, 1995

Net sales                                              $39,713               $55,945              $59,702              $55,603
Gross profit                                             7,626                12,668               14,501               11,936
Net earnings                                             1,243                 3,122                4,165                2,520
Net earnings per share                                    0.15                  0.37                 0.49                 0.30


FISCAL YEAR ENDED APRIL 3, 1994
                                                       $34,543               $47,014              $56,281              $49,497
Net sales                                                6,525                 9,843               11,757                9,873
Gross profit                                             1,150                 2,586                3,016                2,258
Net earnings                                              0.14                  0.31                 0.36                 0.27
Net earnings per share

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has neither changed its independent accountants nor had any disagreements on accounting or financial disclosure with such accountants.


                                   PART III

         The Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders on August 8, 1995 is hereby incorporated herein by reference.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of Registrant are filed with this report and included in Part II, Item 8:


                                                       Page
     Independent Auditors' Report...................... F-2

     Consolidated Balance Sheets as of
      April 2, 1995 and April 3, 1994.................. F-3

     Consolidated Statements of Earnings
      for the Three Fiscal Years in the
      Period Ended April 2, 1995....................... F-4

     Consolidated Statements of Changes in
      Shareholders' Equity for the Three Fiscal
      Years in the Period Ended April 2, 1995.......... F-5

     Consolidated Statements of Cash Flows
      for the Three Fiscal Years in the
      Period Ended April 2, 1995....................... F-6

     Notes to Consolidated Financial
      Statements....................................... F-7

(a)2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of Registrant is filed with this report:

      Schedule VIII-  Valuation and Qualifying Accounts......18


         All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial Statements or notes thereto.

- --------------------------------------------------------------------------------
CROWN CRAFTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
ANNUAL REPORT ON FORM 10-K
Schedule VIII - Valuation and Qualifying Accounts
- --------------------------------------------------------------------------------
($ in thousands)


Column A                                               Column B             Column C              Column D             Column E
- --------                                               --------             --------              --------             --------
                                                                            Additions
                                                      Balance at           Charged to                                 Balance at
                                                       Beginning            Costs and                                   End of
Description                                            of Period            Expenses            Deductions*             Period
- -----------                                            ---------            --------            -----------             ------
Accounts Receivable Valuation Accounts:

Year Ended March 28, 1993:
   Reserve for doubtful accounts                         $229                 $132                 $162                  $199
   Reserve for customer deductions                        213                  188                                        401

Year Ended April 3, 1994:
   Reserve for doubtful accounts                         $199                 $124                 $ 30                  $293
   Reserve for customer deductions                        401                  457                                        858

Year Ended April 2, 1995:
   Reserve for doubtful accounts                         $293                 $ 55                 $318                  $ 30
   Reserve for customer deductions                        858                                       135                   723


* Deductions from the reserve for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(a)3.  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         The following Executive Compensation Plans and Arrangements are filed with this Form 10-K or have been previously filed as indicated below:

         1. Crown Crafts, Inc. Non-Qualified Stock Option Plan. (6) (Exhibit 10(b)(i))

         2.    Philip Bernstein Death Benefits Agreement dated March 30, 1992
               (5) (Exhibit 10(b)(ii))

         3.    Description of Crown Crafts, Inc. Executive Incentive Bonus Plan
               (5) (Exhibit 10(b)(iii))


(a)5.  EXHIBITS

         Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

EXHIBIT
- -------
NUMBER                                      DESCRIPTION OF EXHIBITS
- -------                                     -----------------------
3(a)             Restated Articles of Incorporation of Registrant. (1)

3(b)             Bylaws of Registrant. (2)

4(a)             Instruments defining the rights of security holders are contained in the Restated Articles of
                 Incorporation of Registrant, and Article I of the Restated Bylaws of Registrant. (6)

10(a)(i)         9.22% Note Agreement with The Prudential Insurance Company of America. (3)

10(a)(ii)        Letter Agreement with The Prudential Insurance Company of America dated July 23, 1991. (4)

10(a)(iii)       Letter Agreement with The Prudential Insurance Company of America dated April 9, 1992. (4)

10(a)(iv)        Letter Agreement with The Prudential Insurance Company of America dated May 21, 1993. (5)

10(a)(v)         Letter Agreement with The Prudential Insurance Company of America dated July 14, 1994

10(a)(vi)        Letter Agreement with The Prudential Insurance Company of America dated July 29, 1994

10(a)(vii)       Letter Agreement with The Prudential Insurance Company of America dated March 31, 1995

10(b)(i)         Crown Crafts, Inc. Non-Qualified Stock Option Plan. (6)

10(b)(ii)        Philip Bernstein Death Benefits Agreement dated March 30, 1992. (5)

10(b)(iii)       Description of Crown Crafts, Inc. Executive Incentive Bonus Plan. (5)

21               Subsidiaries of the Registrant

23               Consent of Deloitte and Touche, LLP

27               Financial Data Schedule (for SEC use only)


                 There were no reports on Form 8-K during the quarter ended April 2, 1995.
_____________________

         (1) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1989.

         (2) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 1990.

         (3) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

         (4) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1992.

         (5) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1993.

         (6) Incorporated herein by reference to exhibit of same number to Registrant's Registration Statement on Form S-8, filed April 8, 1994. (Reg. No. 33-77558).

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CROWN CRAFTS, INC.


                                           BY: /s/ MICHAEL H. BERNSTEIN
                                           ----------------------------
                                           Michael H. Bernstein
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         SIGNATURES                                          TITLE                                               DATE
         ----------                                          -----                                               ----
/s/ MICHAEL H. BERNSTEIN                             President and Chief Executive                           June 29, 1995
- ------------------------                             Officer, Director
Michael H. Bernstein

                                                     Chairman of the Board                                   June 29, 1995
- ----------------
Philip Bernstein

/s/ E. RANDALL CHESTNUT                              Director                                                June 29, 1995
- -----------------------
E. Randall Chestnut

/s/ ROGER D. CHITTUM                                 Director                                                June 29, 1995
- --------------------
Roger D. Chittum

/s/ PAUL A. CRISCILLIS, JR.                          Director and Chief Financial                            June 29, 1995
- ---------------------------                          Officer
Paul A. Criscillis, Jr.

/s/ PATRICIA G. KNOLL                                Director                                                June 29, 1995
- ---------------------
Patricia G. Knoll

/s/ RUDOLPH J. SCHMATZ                               Director                                                June 29, 1995
- ----------------------
Rudolph J. Schmatz

/s/ JANE E. SHIVERS                                  Director                                                June 29, 1995
- -------------------
Jane E. Shivers


                                                     Director                                                June 29, 1995
- ----------------
Alfred M. Swiren

                                                     Director                                                June 29, 1995
- ---------------
Richard N. Toub

/s/ ROBERT E. SCHNELLE                               Chief Accounting Officer,                               June 29, 1995
- ----------------------                               Treasurer
Robert E. Schnelle
