Form 10-Q
period 1995-07-02
CROWN CRAFTS INC
filed 1995-08-16
CIK 25895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


            (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended July 2, 1995
                                                ------------

        (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             -------    -------

                           Commission File No. 1-7604
                                               ------


                              CROWN CRAFTS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Georgia                                        58-0678148
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          1600 Riveredge Parkway, Suite 200, Atlanta, Georgia 30328
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (404) 644-6400
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of August 11, 1995 was 7,943,980.
                                       ---------

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                   JULY 2, 1995 (UNAUDITED) AND APRIL 2, 1995






                                                                         July 2,             April 2,
(dollars in thousands)                                                    1995                 1995
------------------------------------------------------------------------------------------------------
ASSETS
------

CURRENT ASSETS
       Cash                                                            $      423           $      567
       Accounts receivable, net:
           Due from factor                                                 14,723               20,657
           Other                                                            2,420                4,382
       Inventories                                                         55,856               44,909
       Deferred income taxes                                                  735                  737
       Other current assets                                                 2,259                2,152
                                                                       ----------           ----------
               Total Current Assets                                        76,416               73,404
                                                                       ----------           ----------

PROPERTY, PLANT AND EQUIPMENT - at cost:
       Land, buildings and improvements                                    32,899               32,060
       Construction projects in progress                                    7,847                  666
       Machinery and equipment                                             55,533               54,584
       Furniture and fixtures                                               1,951                1,735
                                                                       ----------           ----------
                                                                           98,230               89,045
       Less accumulated depreciation                                       31,252               29,583
                                                                       ----------           ----------
           Property, Plant and Equipment - net                             66,978               59,462
                                                                       ----------           ----------

OTHER ASSETS                                                                4,291                1,165
                                                                       ----------           ----------

TOTAL                                                                  $  147,685           $  134,031
                                                                       ==========           ==========



            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                          CONSOLIDATED BALANCE SHEETS
                   JULY 2, 1995 (UNAUDITED) AND APRIL 2, 1995



                                                                          July 2,             April 2,
(dollars in thousands)                                                     1995                1995
------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
       Notes payable                                                   $   25,665            $  15,070
       Accounts payable                                                    14,249               10,666
       Income taxes payable                                                   908                  687
       Accrued liabilities                                                  4,526                5,026
       Current maturities of long-term debt                                 5,502                5,000
                                                                       ----------            ---------
           Total Current Liabilities                                       50,850               36,449
                                                                       ----------            ---------


LONG-TERM DEBT                                                              3,312                5,000
                                                                       ----------            ---------

DEFERRED INCOME TAXES                                                       5,208                4,933
                                                                       ----------            ---------

OTHER LIABILITIES                                                             661                  649
                                                                       ----------            ---------

SHAREHOLDERS' EQUITY:
       Common stock - par value $1.00 per share;
       15,000,000 shares authorized; 9,044,507 and
       9,003,991 shares issued                                              9,045                9,004
       Paid-in capital                                                     34,299               33,811
       Retained earnings                                                   51,551               51,352
       Less:
           468,448 and 464,188 shares of common
           stock held in treasury                                          (7,241)              (7,167)
                                                                       ----------            --------
              Total Shareholders' Equity                                   87,654               87,000
                                                                       ----------            ---------

TOTAL                                                                  $  147,685            $ 134,031
                                                                       ==========            =========



            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENTS OF EARNINGS
                         JULY 2, 1995 AND JULY 3, 1994
                                  (UNAUDITED)


 (dollars in thousands, except
per share data)                                                      July 2,                July 3,
                                                                      1995                   1994
-----------------------------------------------------------------------------------------------------
NET SALES                                                        $     39,207            $     39,713

COST OF PRODUCTS SOLD                                                  31,656                  32,087
                                                                 ------------            ------------

GROSS PROFIT                                                            7,551                   7,626

MARKETING AND
     ADMINISTRATIVE EXPENSES                                            6,494                   5,405
                                                                 ------------            ------------

EARNINGS FROM OPERATIONS                                                1,057                   2,221

OTHER INCOME (EXPENSE):
      Interest Expense                                                   (529)                   (363)
      Other - net                                                         200                     106
                                                                 ------------            ------------

EARNINGS BEFORE INCOME TAXES                                              728                   1,964

PROVISIONS FOR INCOME TAXES                                               272                     721
                                                                 ------------            ------------

NET EARNINGS                                                     $        456            $      1,243
                                                                 ============            ============


NET EARNINGS PER SHARE                                           $       0.05            $       0.15
                                                                 ============            ============

AVERAGE SHARES OUTSTANDING                                          8,565,429               8,421,569
                                                                 ============            ============

DIVIDENDS DECLARED PER SHARE                                     $       0.03            $       0.03
                                                                 ============            ============



            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED JULY 2, 1995 AND
                                  JULY 3, 1994
                                  (UNAUDITED)

                                                                         July 2,              July 3,
(dollars in thousands)                                                    1995                 1994
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net Earnings                                                      $      456             $   1,243
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
         Depreciation and amortization                                      2,112                 1,757
         Deferred income taxes                                                  2
     Gain on disposal of property, plant and equipment                        (74)                   (4)
     Changes in assets and liabilities:
         Accounts receivable                                                8,209                 6,912
         Inventories                                                      (10,947)               (5,719)
         Other current assets                                                 (87)                 (121)
         Other assets                                                        (131)                 (198)
         Accounts payable                                                   3,573                (1,512)
         Income taxes payable                                                 (18)                  559
         Accrued liabilities                                                 (562)                 (451)
         Other liabilities                                                     12                    12
                                                                       ----------             ---------
      Net Cash Provided by Operating Activities                             2,545                 2,478
                                                                       ----------             ---------

INVESTING ACTIVITIES:
     Capital expenditures                                                  (6,973)               (6,915)
     Acquisition, net of cash acquired                                     (3,958)
     Proceeds from sale of property, plant and
        equipment                                                             199                     4
                                                                       ----------             ---------
     Net Cash Used for Investing Activities                               (10,732)               (6,911)
                                                                       ----------             ---------

FINANCING ACTIVITIES:
     Payment of long-term debt                                             (2,750)               (2,500)
     Increase in notes payable                                             10,595                 7,146
     Exercise of stock options                                                455                    71
     Cash dividends                                                          (257)                 (253)
                                                                       ----------             ---------
Net Cash Provided By Financing Activities                                   8,043                 4,464
                                                                       ----------             ---------

NET INCREASE (DECREASE) IN CASH
     (carried forward)                                                 $     (144)            $      31

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED JULY 2, 1995 AND
                                  JULY 3, 1994
                                  (UNAUDITED)



                                                                              July 2,             July 3,
(dollars in thousands)                                                         1995                1994
---------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
     (brought forward)                                                        $  (144)            $    31

CASH, beginning of period                                                         567                 425
                                                                              -------             -------

CASH, end of period                                                           $   423             $   456
                                                                              =======             =======

Supplemental Cash Flow Information:
    Income taxes paid                                                         $   141             $   357
                                                                              =======             =======

    Interest paid net of amounts capitalized                                  $   534             $   442
                                                                              =======             =======





            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 2, 1995 and the results of its operations and its cash flows for the periods ended July 2, 1995 and July 3, 1994. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2. Interest costs of $114,000 and $67,000 were capitalized during the three month periods ended July 2, 1995 and July 3, 1994.

3. The computation of net earnings per share for the periods ended July 2, 1995 and July 3, 1994 is based on the simple average shares outstanding. Stock options outstanding did not have a dilutive effect during either period.

4.  Major classes of inventory were as follows (in thousands):

                                                  July 2,        April 2,
                                                   1995            1995
                                                   ----            ----
                Raw materials                  $  28,393        $  24,846
                Work in process                    7,109            2,831
                Finished goods                    20,354           17,232
                                               ---------        ---------
                                               $  55,856        $  44,909
                                               =========        =========

5. Operating results of interim periods are not necessarily indicative of results to be expected for the year.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended July 2, 1995 compared with three months ended July 3, 1994.

Net sales by major product category were as follows during the three months ended:

                                                       July                       July
                                                      2, 1995                    3, 1994
                                                    ---------                  ---------
Comforters and accessories                          $  21,632                  $  24,987
Jacquard-woven cotton products                         15,529                     13,016
Other                                                   2,046                      1,710
                                                    ---------                  ---------
               Total net sales                      $  39,207                  $  39,713
                                                    =========                  =========


Consolidated net sales declined 1.3% for the quarter ended July 2, 1995 compared to the prior year quarter.

Net sales of comforters and accessories were down 13.4% from the prior year quarter. Consumer spending in this category weakened during the quarter causing retailers to begin tightening their inventory positions thereby reducing orders for the Company's products. Also, chronically late shipments, especially during the last six months of fiscal 1995, by the Company's fabric supplier for the popular Royal Sateen luxury product line prevented the Company from meeting its customers' needs for luxury bedding products. The supplier reports that the manufacturing problems which caused these late shipments have been resolved. Although fabric supplies are now being received at normal levels, it has taken additional time and considerable effort to reestablish the momentum in the franchise with many large customers. This effort continues at this date.

Net sales of jacquard-woven cotton products increased 19.3% in the current year quarter primarily due to increased unit sales of cotton throws and matelasse bedspreads. This product category includes cotton throws, bedspreads, blankets and rugs. The Company believes that sales in this product category would have increased even more if not for the weakness in consumer spending and retailer inventory reduction programs described in the preceding paragraph.

The Company expects sales activity to improve during the historically stronger autumn and winter seasons, but not to levels previously anticipated. Sales growth should also accelerate once retailers have completed paring down their inventories, a process anticipated to take several more months. If current market conditions prevail, the Company expects sales to increase for the full 1996 fiscal year, but it would be difficult to meet the earnings level achieved in fiscal 1995.

The Company expects a long-term world-wide trend of increased demand for jacquard-woven cotton products. To meet this demand the Company is nearing completion on capital projects which will triple production capacity for matelasse bedspreads and increase cotton throw capacity by over forty percent. These capital projects include a new 90,000 square foot weaving plant in Dalton, Georgia which will house 33 state-of-the-art air-jet looms and seven 12-color looms. Also included in these projects is an expansion of the warehouse and distribution center in Calhoun, Georgia.

In addition to these capital projects, during April 1995 the Company acquired all of the stock of Textile, Inc., a contract manufacturer of jacquard-woven cotton products located in Ronda, North Carolina. This acquisition provided the Company with immediate access to weaving capacity to meet the growing demand for cotton throws.

Marketing and administrative expenses increased $1,089,000 or 20.1% in the current year quarter in large part due to the Company's continued efforts to strengthen its management team to pursue acquisitions and other expansion opportunities which offer significant potential for profitable growth. The Company is taking steps to reduce expenses without adversely affecting its ability to pursue its growth objectives.

Interest expense is net of capitalized interest of $114,000 and $67,000 during the quarters ended July 2, 1995 and July 3, 1994, respectively. Excluding the effect of interest capitalized, interest expense increased 49.5% in the current year quarter. The increase was due to higher levels of average total debt outstanding and higher short-term interest rates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $25.6 million at July 2, 1995 from $37.0 million at April 2, 1995 as the Company utilized funds of $7.0 million for capital expenditures and $4.0 million for the acquisition of Textile, Inc. The Company also repaid $2.8 million of long-term debt. The funding for these expenditures was provided mainly through increased borrowings under the Company's short-term credit lines. The ratio of debt to equity was 0.4:1 at July 2, 1995, and 0.3:1 at April 2, 1995.

Inventories increased to $55.9 million at July 2, 1995 from $44.9 million at April 2, 1995. This increase was partly attributable to producing inventory based on anticipated customer order levels that were higher than the actual order volume received, and a normal inventory build up during the first quarter to bring stock to adequate levels to meet the heavier shipping demands in the second and third quarters of the fiscal year.

The Company presently has short-term lines of credit with two banks aggregating $50 million which are used as needed. The borrowings outstanding under these lines at July 2, 1995 were $25.7 million.

On July 12, 1995, the Company's Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of its common stock.

The Company is presently negotiating long-term debt agreements to provide funding for acquisitions, capital expenditures and stock repurchases. A portion of the Company's short-term borrowings will also be converted to long-term debt.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         Ex-27- Financial Data Schedule (for SEC purposes only)

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                                  JULY 2, 1995

                                   SIGNATURES


         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  CROWN CRAFTS, INC.
                                    -------------------------------------------


Date:  August 16, 1995              /s/  Robert E. Schnelle
       ---------------              -------------------------------------------
                                    ROBERT E. SCHNELLE
                                    Treasurer
                                    (Chief Accounting Officer)