Form 10-Q
period 1995-10-01
CROWN CRAFTS INC
filed 1995-11-15
CIK 25895

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


        (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended October 1, 1995
                                              ---------------

        (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    -------

                         Commission File No. 1-7604
                                             ------


                             CROWN CRAFTS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



              Georgia                                    58-0678148
------------------------------------        -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

         1600 Riveredge Parkway, Suite 200, Atlanta, Georgia 30328
--------------------------------------------------------------------------------
                  (Address of principal executive offices)


                               (770) 644-6400
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)



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

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of November 10, 1995 was 7,943,980.
                                        ---------

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                 OCTOBER 1, 1995 (UNAUDITED) AND APRIL 2, 1995





                                                                       October 1,            April 2,
 (dollars in thousands)                                                  1995                  1995
-----------------------------------------------------------------------------------------------------------
 ASSETS
 ------

 CURRENT ASSETS
        Cash                                                           $       437          $       567
        Accounts receivable, net:
            Due from factor                                                 27,190               20,657
            Other                                                            3,975                4,382
        Inventories                                                         58,622               44,909
        Deferred income taxes                                                  735                  737
        Other current assets                                                 3,022                2,152
                                                                       -----------          -----------
            Total Current Assets                                            93,981               73,404
                                                                       -----------          -----------

 PROPERTY, PLANT AND EQUIPMENT - at cost:
        Land, buildings and improvements                                    35,998               32,060
        Construction projects in progress                                    3,631                  666
        Machinery and equipment                                             65,181               54,584
        Furniture and fixtures                                               1,785                1,735
                                                                       -----------          -----------
                                                                           106,595               89,045
        Less accumulated depreciation                                       33,364               29,583
                                                                       -----------          -----------
            Property, Plant and Equipment - net                             73,231               59,462
                                                                       -----------          -----------

 OTHER ASSETS                                                                4,130                1,165
                                                                       -----------          -----------

 TOTAL                                                                 $   171,342          $   134,031
                                                                       ===========          ===========



           See notes to interim consolidated financial statements.

                                  FORM 10-Q

                     CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                          CONSOLIDATED BALANCE SHEETS
                 OCTOBER 1, 1995 (UNAUDITED) AND APRIL 2, 1995



                                                                       October 1,            April 2,
 (dollars in thousands)                                                  1995                  1995
-----------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

 CURRENT LIABILITIES:
        Notes payable                                                                          $ 15,070
        Accounts payable                                                  $ 12,159               10,666
        Income taxes payable                                                 2,012                  687
        Accrued liabilities                                                  6,663                5,026
        Current maturities of long-term debt                                 5,584                5,000
                                                                          --------             --------
            Total Current Liabilities                                       26,418               36,449
                                                                          --------             --------


 LONG-TERM DEBT                                                             56,990                5,000
                                                                          --------             --------

 DEFERRED INCOME TAXES                                                       5,208                4,933
                                                                          --------             --------

 OTHER LIABILITIES                                                             674                  649
                                                                          --------             --------

 SHAREHOLDERS' EQUITY:
        Common stock - par value $1.00 per share;
        15,000,000 shares authorized; 9,048,636 and
        9,003,991 shares issued                                              9,049                9,004
        Paid-in capital                                                     34,349               33,811
        Retained earnings                                                   53,430               51,352
        Less:
            1,104,656 and 464,188 shares of common
            stock held in treasury                                         (14,776)              (7,167)
                                                                          --------             --------
            Total Shareholders' Equity                                      82,052               87,000
                                                                          --------             --------

 TOTAL                                                                    $171,342             $134,031
                                                                          ========             ========


            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      OCTOBER 1, 1995 AND OCTOBER 2, 1994
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               ------------------                  ----------------
   (dollars in thousands, except             Oct. 1,          Oct. 2,          Oct. 1,          Oct. 2,
   per share data)                            1995             1994             1995             1994
   -------------------------------------------------------------------------------------------------------
   NET SALES                               $   57,330        $   55,945     $    96,537       $   95,658

   COST OF PRODUCTS SOLD                       45,087            43,277          76,743           75,290
                                           ----------        ----------     -----------       ----------

   GROSS PROFIT                                12,243            12,668          19,794           20,368

   MARKETING AND
        ADMINISTRATIVE EXPENSES                 7,599             7,144          14,093           12,549
                                           ----------        ----------     -----------       ----------

   EARNINGS FROM OPERATIONS                     4,644             5,524           5,701            7,819

   OTHER INCOME (EXPENSE):
         Interest expense                        (684)             (592)         (1,213)            (955)
         Other - net                             (578)               49            (378)              81
                                           ----------        ----------     -----------       ----------

   EARNINGS BEFORE INCOME
         TAXES                                  3,382             4,981           4,110            6,945

   PROVISIONS FOR INCOME
         TAXES                                  1,264             1,859           1,536            2,580
                                           ----------        ----------     -----------       ----------

   NET EARNINGS                            $    2,118        $    3,122     $     2,574       $    4,365
                                           ==========        ==========     ===========       ==========


   NET EARNINGS PER SHARE                  $     0.26        $     0.37     $      0.31       $     0.52
                                           ==========        ==========     ===========       ==========

   AVERAGE SHARES
         OUTSTANDING                        8,046,468         8,438,049       8,305,949        8,429,809
                                           ==========        ==========     ===========       ==========

   DIVIDENDS DECLARED PER
        SHARE                              $     0.03        $     0.03     $      0.06       $     0.06
                                           ==========        ==========     ===========       ==========




           See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED OCTOBER 1, 1995 AND
                                OCTOBER 2, 1994
                                  (UNAUDITED)

                                                                    October 1,            October 2,
 (dollars in thousands)                                               1995                   1994
 -----------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
      Net earnings                                                  $   2,574             $   4,365
      Adjustments to reconcile net earnings to net
      cash provided by (used for) operating activities:
          Depreciation and amortization                                 4,284                 3,540
          Deferred income taxes                                             2                   (87)
      Gain on disposal of property, plant and equipment                   (66)                  (15)
      Changes in assets and liabilities:
          Accounts receivable                                          (5,813)                 (549)
          Inventories                                                 (13,713)               (7,680)
          Other current assets                                           (850)                 (660)
          Other assets                                                     30                  (193)
          Accounts payable                                              1,483                 2,517
          Income taxes payable                                          1,086                 1,882
          Accrued liabilities                                           1,575                   540
          Other liabilities                                                25                    23
                                                                    ---------             ---------
       Net Cash Provided by (used for) Operating Activities            (9,383)                3,683
                                                                    ---------             ---------

 INVESTING ACTIVITIES:
      Capital Expenditures                                            (15,540)              (10,343)
      Acquisition, net of cash acquired                                (3,958)
      Proceeds from sale of property, plant and equipment                 333                   107
                                                                    ---------             ---------
      Net Cash Used for Investing Activities                          (19,165)              (10,236)
                                                                    ---------             ---------

 FINANCING ACTIVITIES:
      Long-term borrowings                                             53,860
      Payment of long-term debt                                        (2,850)               (2,500)
      Increase (decrease) in notes payable                            (15,070)                9,713
      Purchase of common stock for treasury                            (7,534)
      Exercise of stock options                                           508                   292
      Cash dividends                                                     (496)                 (506)
                                                                    ---------             ---------
 Net Cash Provided by Financing Activities                             28,418                 6,999
                                                                    ---------             ---------

 NET INCREASE (DECREASE) IN CASH
      (carried forward)                                             $    (130)            $     446


                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED OCTOBER 1, 1995 AND
                                OCTOBER 2, 1994
                                  (UNAUDITED)


                                                                     October 1,            October 2,
 (dollars in thousands)                                                 1995                  1994
 -------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH
      (brought forward)                                                $   (130)            $    446

 CASH, beginning of period                                                  567                  425
                                                                       --------             --------

 CASH, end of period                                                   $    437             $    871
                                                                       ========             ========

 Supplemental Cash Flow Information:
     Income taxes paid                                                 $    449             $    785
                                                                       ========             ========

     Interest paid net of amounts capitalized                          $  1,020             $    968
                                                                       ========             ========







            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of October 1, 1995 and the results of its operations and its cash flows for the periods ended October 1, 1995 and October 2, 1994. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2. Interest costs of $269,000 were capitalized during the three month period ended October 1, 1995. There was no capitalized interest during the three month period ended October 2, 1994. Interest costs of $383,000 and $67,000 were capitalized during the six month periods ended October 1, 1995 and October 2, 1994, respectively.

3. The computation of net earnings per share for the three-month and six-month periods ended October 1, 1995 and October 2, 1994 is based on the simple average shares outstanding. Stock options outstanding did not have a material dilutive effect during either period.

4.  Major classes of inventory were as follows (in thousands):

                                      October 1,        April 2,
                                         1995             1995
                                         ----             ----
         Raw materials                 $30,191          $24,846
         Work in process                 5,712            2,831
         Finished goods                 22,719           17,232
                                       -------          -------
                                       $58,622          $44,909
                                       =======          =======

5. Long-Term Debt at October 1, 1995, includes notes payable of $23,860,000 which were refinanced under a long-term note agreement effective October 12, 1995.

6. Operating results of interim periods are not necessarily indicative of results to be expected for the year.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales by major product category were as follows during the three-month and six-month periods ended October 1, 1995 and October 2, 1994:

                                               Three Months Ended               Six Months Ended
                                               ------------------               ----------------
                                            Oct. 1,          Oct. 2,          Oct. 1,        Oct. 2,
 (in thousands of dollars)                   1995             1994             1995           1994
 -------------------------                   ----             ----             ----           ----
 Comforters and accessories                 $28,452          $29,967         $50,084         $55,010
 Jacquard-woven cotton products              26,387           23,901          41,916          36,917
 Other                                        2,491            2,077           4,537           3,731
                                            -------          -------         -------         -------
      Total net sales                       $57,330          $55,945         $96,537         $95,658
                                            =======          =======         =======         =======


THREE MONTH PERIOD ENDED OCTOBER 1, 1995.

Consolidated net sales increased 2.5% for the quarter ended October 1, 1995 compared to the prior year quarter.

Net sales of comforters and accessories declined 5.1% from the prior year quarter. The weakness in consumer spending in this category which began in the first quarter continued in the second quarter ended October 1, 1995.

Net sales of jacquard-woven cotton products increased 10.4% in the current year quarter primarily due to increased unit sales of cotton throws and matelasse bedspreads. This product category includes cotton throws, bedspreads, blankets and rugs.

To meet the expected demand for jacquard-woven products, the Company recently completed the expansion of its warehouse and distribution center in Calhoun, Georgia and its new 90,000 square foot weaving plant in Dalton, Georgia which houses 36 state-of-the-art air-jet looms. The completion of these projects triples the Company's production capacity for matelasse bedspreads and increases its cotton throw capacity by over forty percent.

Gross margin declined to 21.4% for the quarter ended October 1, 1995 as compared to 22.6% for the quarter ended October 2, 1994. The decline was due to increased pricing pressure and higher raw material prices.

Interest expense is net of capitalized interest of $269,000 for the quarter ended October 1, 1995. There was no capitalized interest during the corresponding prior year quarter. Excluding the effect of interest capitalized, interest expense increased $361,000 in the current year quarter. The increase was due to higher levels of average total debt outstanding as discussed under "FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES" and also higher short-term interest rates.

Other-net for the quarter ended October 1, 1995 was an expense of $578,000 compared to income of $49,000 for the quarter ended October 2, 1994. This change was primarily the result of losses incurred on cotton futures contracts of $626,000 in the current year quarter as compared to losses of $32,000 in the prior year quarter.

SIX MONTH PERIOD ENDED OCTOBER 1, 1995

Consolidated net sales increased .9% for the six months ended October 1, 1995 as compared to the corresponding prior year period.

Net sales of comforters and accessories declined 9.0% for the current year six month period. Weakness in consumer spending in this category caused retailers to tighten their inventory positions thereby reducing orders for the Company's products. Also, chronically late shipments, especially during the last six months of fiscal 1995, by the Company's fabric supplier for the popular Royal Sateen luxury product line prevented the Company from meeting its customers' needs for luxury bedding products. Although the manufacturing problems which caused the late shipments were resolved and normal shipping levels resumed in the first quarter of the current fiscal year, it took additional time and considerable effort to reestablish the momentum in the brand with many large customers. Sales of Royal Sateen products increased in the second quarter of the current year compared to the second quarter of the prior year. However, for the current year six month period sales in this product line were below the prior year.

Net sales of jacquard-woven cotton products increased 13.5% for the current year six month period primarily due to increased unit sales of cotton throws and matelasse bedspreads.

Gross margin declined to 20.5% for the six month period ended October 1, 1995 compared to 21.3% for the six month period ended October 2, 1994. The decline was due to increased pricing pressure and higher raw material prices.

Marketing and administrative expenses increased by $1,544,000 or 12.3% during the six month period ended October 1, 1995 as compared to the corresponding prior year period in large part due to the Company's efforts to strengthen its management team to pursue acquisitions and other expansion opportunities which offer significant potential for profitable growth.

Interest expense is net of capitalized interest of $383,000 and $67,000 for the six month periods ended October 1, 1995 and October 2, 1994, respectively. Excluding the effect of interest capitalized, interest expense increased $574,000 in the current year six month period. The increase was due to higher levels of average total debt outstanding as discussed under "FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES" and also higher short-term interest rates.

Other-net for the six month period ended October 1, 1995 was an expense of $378,000 compared to income of $81,000 for the corresponding prior year period. This change was primarily the result of losses incurred on cotton futures contracts of $564,000 in the current year period as compared to losses of $135,000 in the prior year period.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company strengthened its financial position significantly during the current period. A long-term revolving credit facility was negotiated with each of its two major banks. The aggregate amount of these lines is $30 million at variable interest rates based on LIBOR with a maturity date of August 25, 1998.

The Company also entered into a $50 million note purchase and private shelf agreement with the Prudential Insurance Company of America. The initial borrowing under this facility was for $25 million for a term of 10 years at a fixed rate of 7.27%. The remaining $25 million of the facility may be borrowed at any time through October 12, 1997. The maturity and interest rate on those funds will be determined at the time of borrowing. Those funds will be available for future acquisitions, capital expenditures and other corporate purposes.

The proceeds from the bank lines and the initial borrowing under the note purchase and private shelf facility were used to reduce the Company's short-term borrowings, fund capital expenditures and repurchase stock as described below.

On April 3, 1995, the Company acquired all of the stock of Textile, Inc., a contract manufacturer of jacquard-woven cotton products located in Ronda, North Carolina. The acquisition provided the Company with immediate access to weaving capacity for cotton throws.

On July 12, 1995, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. Through October 1, 1995 the Company had repurchased 636,200 shares at an average price per share of $11.843.

On October 31, 1995, the Company acquired all of the stock of The Red Calliope and Associates, Inc. for approximately $16 million in cash and short-term notes. The Red Calliope is a leading designer, manufacturer and marketer of infant bedding products and related accessories. Utilizing its significant jacquard-weaving expertise, the Company plans to introduce a line of infant and juvenile throws incorporating The Red Calliope designs, and to extend its upscale comforter designs to infant bedding. The Red Calliope, formerly a privately-owned company, had net sales of $27,338,000 for its most recently completed fiscal year ended June 30, 1995.

Working capital increased to $67.6 million at October 1, 1995 from $37.0 million at April 2, 1995. This was due mainly to a reduction in notes payable of $15.1 million and an increase in inventories of $13.7 million which, among other things, were financed by an increase in long-term debt.

Total debt outstanding increased to $62.6 million at October 1, 1995 from $25.1 million at April 2, 1995. The ratio of debt to equity was 0.8:1 at October 1, 1995, and 0.3:1 at April 2, 1995. The Company's borrowing needs increased as it utilized funds of $15.5 million for capital expenditures primarily in connection with the Calhoun Distribution Center expansion and the Dalton weaving facility project. Expenditures of $4.0 million for the acquisition of Textile, Inc. and $7.5 million for common stock repurchases, and financing needs for the increased inventory levels also were met through additional borrowings.

Inventories increased to $58.6 million at October 1, 1995 from $44.9 million at April 2, 1995. This increase was partly attributable to producing inventory based on anticipated customer order levels that were higher than the actual order volume received, and a normal inventory build up to bring stock to adequate levels to meet the heavier shipping demands of the fall season. The Company is focusing efforts on an inventory reduction plan, which combined with the inventory declines that normally occur in the third and fourth fiscal quarters, should result in inventory levels at the end of the fiscal year being equal to or below the prior year-end levels exclusive of inventories of acquired companies.

In addition to the long-term revolving credit facilities described above, The Company has short-term credit lines with two banks aggregating $40.0 million which are used as needed.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



Item 1 -  Legal Proceedings

          None

Item 2 -  Changes in Securities

          None

Item 3 -  Defaults Upon Senior Securities

          None

Item 4 -  Submission of Matters to Vote of Security Holders

          The Registrant's Annual Meeting of Shareholders was held on August 8, 1995. The following matters were submitted to a vote of security holders of the Registrant through the solicitation of proxies.

          Amendment to the Crown Crafts, Inc. Bylaws to classify the Company's Board of Directors

          A proposal to amend the Company's Bylaws to divide the Board into three classes as nearly equal in size as possible was passed. After a start-up period during which two classes will be elected for one-year and two-year terms, the term of office of the directors of each class shall expire at the third annual meeting after their election. There were 3,935,394 shares voted in favor of the amendment, 2,535,304 shares against the amendment, and 1,292,881 abstentions.

          Directors of the Registrant were elected as follows:

          Three Year Term:                 Two Year Term:                    One Year Term:
          ----------------                 --------------                    --------------
          Michael H. Bernstein             E. Randall Chestnut               Philip Bernstein
          Paul A. Criscillis, Jr.          Roger D. Chittum                  Rudolph J. Schmatz
          Richard N. Toub                  Patricia G. Knoll                 Jane E. Shivers
                                           Alfred M. Swiren

          Amendment to the Crown Crafts, Inc. Articles of Incorporation to increase authorized Common Stock

          A proposal to amend the Company's Articles of Incorporation to provide for an increase to 50,000,000 the number of authorized shares of common stock, $1.00 par value was passed. There were 5,812,624 shares voted in favor of the amendment, 1,937,516 shares against the amendment, and 13,439 abstentions.

          Amendment to the Crown Crafts, Inc. Articles of Incorporation to authorize a new class of Preferred Stock

          A proposal to amend the Company's Articles of Incorporation to authorize the creation of a new class of 10,000,000 shares of Preferred Stock was defeated. Approval would have required the affirmative vote of two-thirds of the outstanding shares. There were 4,114,433 shares voted in favor of the amendment, 2,361,042 shares against the amendment, and 1,288,104 abstentions.

          Adoption of the Crown Crafts, Inc. 1995 Stock Option Plan

          A proposal to approve the Crown Crafts, Inc. 1995 Stock Option Plan was passed. There were 5,046,226 shares in favor of the proposal, 1,420,669 shares against the proposal, and 1,296,684 abstentions.

Item 5 -  Other Information

          None

Item 6 -  Exhibits and Reports on Form 8-K

 (A)     EXHIBIT NUMBER              DESCRIPTION OF EXHIBITS
         --------------              -----------------------
         3(a)                        Restated Articles of Incorporation of Registrant

         3(b)                        Bylaws of Registrant

         10(a)(viii)                 Letter Agreement with The Prudential Insurance Company of
                                     America dated October 12, 1995

         10(b)(iv)                   Crown Crafts, Inc. 1995 Stock Option Plan

         10(b)(v)                    Form of Nonstatutory Stock Option Agreement (pursuant to 1995
                                     Stock Option Plan)

         10(b)(vi)                   Form of Nonstatutory Stock Option Agreement for Nonemployee
                                     Directors (pursuant to 1995 Stock Option Plan)

         10(c)                       Revolving Credit Agreement dated August 22, 1995 with
                                     NationsBank, National Association (Carolinas)

         10(d)                       Revolving Credit Agreement dated August 22, 1995 with Wachovia
                                     Bank of Georgia, N.A.

         10(e)                       Note Purchase and Private Shelf Facility dated October 12, 1995 with The Prudential Insurance Company of America

         27                          Financial Data Schedule (for SEC use only)

 (B) In the quarter ended October 1, 1995, the Company filed one report on Form 8-K:
         (1)  Form 8-K dated August 22, 1995, covering Items 5 and 7.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                                OCTOBER 1, 1995

                                   SIGNATURES


         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      CROWN CRAFTS, INC.
                                              ---------------------------------




Date:  November 15, 1995                      /s/  Robert E. Schnelle
       -----------------                      ----------------------------------
                                              ROBERT E. SCHNELLE
                                              Treasurer
                                              (Chief Accounting Officer)