Form 10-Q
period 1995-12-31
CROWN CRAFTS INC
filed 1996-02-14
CIK 25895

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


            (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended December 31, 1995

        (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                         Commission File No. 1-7604



                             CROWN CRAFTS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



             Georgia                                    58-0678148
-----------------------------------         ------------------------------------
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

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of February 7, 1996 was 7,944,201.

                                  FORM 10-Q

                     CROWN CRAFTS, INC. AND SUBSIDIARIES

                        PART 1 - FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 1995 (UNAUDITED) AND APRIL 2, 1995





                                                                                             December 31,          April 2,
                     (dollars in thousands)                                                      1995                1995
                     ---------------------------------------------------------------------------------------------------------
                     ASSETS
                     ------

                     CURRENT ASSETS
                            Cash                                                              $    815             $    567
                            Accounts receivable, net:
                                Due from factor                                                 13,217               20,657
                                Other                                                            9,630                4,382
                            Inventories                                                         59,459               44,909
                            Deferred income taxes                                                  748                  737
                            Other current assets                                                 3,242                2,152
                                                                                              --------             --------
                                Total Current Assets                                            87,111               73,404
                                                                                              --------             --------

                     PROPERTY, PLANT AND EQUIPMENT - at cost:
                            Land, buildings and improvements                                    43,262               32,060
                            Construction projects in progress                                                           666
                            Machinery and equipment                                             67,519               54,584
                            Furniture and fixtures                                               1,827                1,735
                                                                                              --------             --------
                                                                                               112,608               89,045
                            Less accumulated depreciation                                       35,559               29,583
                                                                                              --------             --------
                                Property, Plant and Equipment - net                             77,049               59,462
                                                                                              --------             --------

                     GOODWILL                                                                   13,429                   55

                     OTHER ASSETS                                                                1,108                1,110
                                                                                              --------             --------

                     TOTAL                                                                    $178,697             $134,031
                                                                                              ========             ========





           See notes to interim consolidated financial statements.

                                  FORM 10-Q

                     CROWN CRAFTS, INC. AND SUBSIDIARIES

                       FINANCIAL STATEMENTS (continued)

                         CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 1995 (UNAUDITED) AND APRIL 2, 1995



                                                                                            December 31,            April 2,
                     (dollars in thousands)                                                     1995                  1995
                     ---------------------------------------------------------------------------------------------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                     CURRENT LIABILITIES:
                            Notes payable                                                                          $ 15,070
                            Accounts payable                                                  $  9,569               10,666
                            Income taxes payable                                                 1,953                  687
                            Accrued liabilities                                                  6,704                5,026
                            Current maturities of long-term debt                                 5,000                5,000
                                                                                              --------             --------
                                Total Current Liabilities                                       23,226               36,449
                                                                                              --------             --------


                     LONG-TERM DEBT                                                             65,669                5,000
                                                                                              --------             --------

                     DEFERRED INCOME TAXES                                                       5,208                4,933
                                                                                              --------             --------

                     OTHER LIABILITIES                                                             687                  649
                                                                                              --------             --------
                     SHAREHOLDERS' EQUITY:
                            Common stock - par value $1.00 per share;
                            50,000,000 shares authorized; 9,050,636 and
                            9,003,991 shares issued                                              9,051                9,004
                            Paid-in capital                                                     34,368               33,811
                            Retained earnings                                                   55,287               51,352
                            Less:
                                1,106,435 and 464,188 shares of common
                                stock held in treasury                                         (14,799)              (7,167)
                                                                                              --------             --------
                                Total Shareholders' Equity                                      83,907               87,000
                                                                                              --------             --------

                     TOTAL                                                                    $178,697             $134,031
                                                                                              ========             ========





           See notes to interim consolidated financial statements.

                                  FORM 10-Q

                     CROWN CRAFTS, INC. AND SUBSIDIARIES

                       FINANCIAL STATEMENTS (Continued)

                     CONSOLIDATED STATEMENTS OF EARNINGS
                    DECEMBER 31, 1995 AND JANUARY 1, 1995
                                 (UNAUDITED)


                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 ------------------               -----------------
                     (dollars in thousands, except             Dec. 31,       Jan. 1,          Dec. 31,        Jan. 1,
                     per share data)                             1995          1995              1995           1995
                     ---------------------------------------------------------------------------------------------------------
                     NET SALES                                $  62,209      $  59,702       $  158,746      $  155,360

                     COST OF PRODUCTS SOLD                       48,921         45,201          125,664         120,491
                                                              ---------      ---------       ----------      ----------

                     GROSS PROFIT                                13,288         14,501           33,082          34,869

                     MARKETING AND
                          ADMINISTRATIVE EXPENSES                 8,155          7,648           22,248          20,197
                                                              ---------      ---------       ----------      ----------

                     EARNINGS FROM OPERATIONS                     5,133          6,853           10,834          14,672

                     OTHER INCOME (EXPENSE):
                           Interest expense                      (1,307)          (468)          (2,520)         (1,423)
                           Other - net                             (209)           284             (587)            365
                                                              ---------      ---------       ----------      ----------

                     EARNINGS BEFORE INCOME
                           TAXES                                  3,617          6,669            7,727          13,614

                     PROVISIONS FOR INCOME
                           TAXES                                  1,522          2,504            3,058           5,084
                                                              ---------      ---------       ----------      ----------

                     NET EARNINGS                             $   2,095      $   4,165       $    4,669      $    8,530
                                                              =========      =========       ==========      ==========


                     NET EARNINGS PER SHARE                   $    0.26      $    0.49       $     0.57      $     1.01
                                                              =========      =========       ==========      ==========

                     AVERAGE SHARES
                          OUTSTANDING                         7,944,201      8,460,528        8,185,330       8,440,049
                                                              =========      =========        =========       =========

                     DIVIDENDS DECLARED PER
                          SHARE                               $    0.03      $    0.03       $     0.09      $     0.09
                                                              =========      =========       ==========      ==========




           See notes to interim consolidated financial statements.

                                  FORM 10-Q

                     CROWN CRAFTS, INC. AND SUBSIDIARIES

                       FINANCIAL STATEMENTS (continued)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED DECEMBER 31, 1995 AND
                               JANUARY 1, 1995
                                 (UNAUDITED)

                                                                                       December 31,           January 1,
                     (dollars in thousands)                                                1995                  1995
                     ---------------------------------------------------------------------------------------------------------
                     OPERATING ACTIVITIES:
                          Net earnings                                                  $   4,669            $   8,530
                          Adjustments to reconcile net earnings to net
                          cash provided by (used for) operating activities:
                          Depreciation and amortization                                     6,589                5,307
                          Amortization of goodwill                                            244                    4
                          Deferred income taxes                                                 2                  (87)
                          Gain on disposal of property, plant and equipment                  (118)                 (80)
                          Changes in assets and liabilities:
                              Accounts receivable                                           9,256                8,207
                              Inventories                                                  (8,052)              (4,083)
                              Other current assets                                           (896)                (409)
                              Other assets                                                      3                 (872)
                              Accounts payable                                             (5,438)              (1,112)
                              Income taxes payable                                            964                  812
                              Accrued liabilities                                           1,245                 (214)
                              Other liabilities                                                38                   35
                                                                                        ---------            ---------
                     Net Cash Provided by Operating Activities                              8,506               16,038
                                                                                        ---------            ---------

                     INVESTING ACTIVITIES:
                          Capital expenditures                                            (21,528)             (15,255)
                          Acquisitions, net of cash acquired                              (19,124)
                          Proceeds from sale of property, plant and equipment                 433                1,050
                                                                                        ---------            ---------
                     Net Cash Used For Investing Activities                               (40,219)             (14,205)
                                                                                        ---------            ---------


                     FINANCING ACTIVITIES:
                          Long-term borrowings                                             65,669
                          Payment of long-term debt                                        (7,144)              (5,000)
                          Increase (decrease) in notes payable                            (18,802)               3,282
                          Exercise of stock options                                           508                  924
                          Purchase of common stock for treasury                            (7,536)
                          Cash dividends                                                     (734)                (761)
                                                                                        ---------            ---------
                     Net Cash Provided By (Used For) Financing Activities                  31,961               (1,555)
                                                                                        ---------            ---------

                     NET INCREASE IN CASH
                          (carried forward)                                             $     248            $     278
                                                                                        =========            =========

                                  FORM 10-Q

                     CROWN CRAFTS, INC. AND SUBSIDIARIES

                       FINANCIAL STATEMENTS (continued)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED DECEMBER 31, 1995 AND
                               JANUARY 1, 1995
                                 (UNAUDITED)



                                                                                         December 31,           January 1,
                     (dollars in thousands)                                                  1995                  1995
                     ---------------------------------------------------------------------------------------------------------
                     NET INCREASE IN CASH
                          (brought forward)                                              $      248              $    278

                     CASH, beginning of period                                                  567                   425
                                                                                         ----------             ---------

                     CASH, end of period                                                 $      815              $    703
                                                                                         ==========          ============
                     Supplemental Cash Flow Information:
                         Income taxes paid                                               $    2,115              $  4,452
                                                                                         ==========              ========

                         Interest paid net of amounts capitalized                        $    2,035              $  1,489
                                                                                         ==========              ========





            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1995 and the results of its operations and its cash flows for the periods ended December 31, 1995 and January 1, 1995. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2. On April 3, 1995, the Company acquired all of the outstanding stock of Textile, Inc., a contract manufacturer of jacquard-woven products, for a purchase price of approximately $4,000,000. Textile, Inc. provided the Company with additional capacity to meet the demand for its jacquard-woven products.

    On October 31, 1995, the Company acquired all of the outstanding stock of The Red Calliope and Associates, Inc. for approximately $15,000,000 in cash and short-term notes. The Red Calliope is a leading designer and marketer of infant bedding products and related accessories. This acquisition marks the Company's entry into the infant bedding market. For its most recently completed fiscal year ended June 30, 1995, the Red Calliope recorded net sales of approximately $27,338,000.

    On December 19, 1995, the Company acquired all of the outstanding stock of KKH Corporation, which operates under the name Pillow Buddies, a designer and marketer of imported animal-shaped children's pillows and related products. The purchase price was not significant. Pillow Buddies had net sales of approximately $1,350,000 for its most recently completed fiscal year ended June 30, 1995.

    These three acquisitions have been accounted for using the purchase method of accounting based on the estimated fair value of the assets acquired and liabilities assumed resulting in the recording of approximately $13,640,000 of goodwill. Operating results of the acquired companies are included in the accompanying Consolidated Statement of Earnings for fiscal 1996 from the dates of acquisition.

3. Interest costs of $19,000 and $39,000 were capitalized during the three month periods ended December 31, 1995 and January 1, 1995, respectively. Interest costs of $400,000 and $106,000 were capitalized during the nine month periods ended December 31, 1995 and January 1, 1995, respectively.

4. The computation of net earnings per share for the periods ended December 31, 1995 and January 1, 1995 is based on the simple average shares outstanding. Stock options outstanding did not have a material dilutive effect during either period.

5.  Major classes of inventory were as follows (in thousands):

                                        December 31,         April 2,
                                            1995               1995
                                            ----               ----
                     Raw materials        $32,657            $24,846
                     Work in process        3,033              2,831
                     Finished goods        23,769             17,232
                                          -------             ------
                                          $59,459            $44,909
                                          =======            =======


6. Long-Term Debt at December 31, 1995, includes notes payable of $10,669,000 which were refinanced by a long-term note effective January 25, 1996.

7. Operating results of interim periods are not necessarily indicative of results to be expected for the year.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales by major product category were as follows during the three-month and nine-month periods ended December 31, 1995 and January 1, 1995:

                                                                Three Months Ended               Nine Months Ended
                                                                ------------------               -----------------
                                                             Dec. 31,        Jan. 1,         Dec. 31,         Jan. 1,
                     (in thousands of dollars)                 1995            1995            1995            1995
                     -------------------------                 ----            ----            ----            ----
                     Adult and infant quilted products        $25,068        $25,346         $ 75,152         $ 80,356
                     Jacquard-woven products                   33,923         31,451           75,844           68,368
                     Other                                      3,218          2,905            7,750            6,636
                                                              -------        -------         --------         --------
                          Total net sales                     $62,209        $59,702         $158,746         $155,360
                                                              =======        =======         ========         ========



During the quarter ended December 31, 1995, the Company completed two acquisitions. On October 31, 1995, the Company acquired The Red Calliope & Associates, Inc., a designer and marketer of infant bedding products. On December 19, 1995, the Company acquired KKH Corporation, which operates under the name Pillow Buddies, a designer and marketer of children's animal-shaped pillows and related products. Included in the financial results for the periods ended December 31, 1995 are the following amounts relating to the companies acquired during the third quarter: Net sales of $4.6 million (included under "Adult and infant quilted products" in the preceding table), cost of sales of $3.7 million, operating expenses of $0.5 million and earnings before income taxes of $0.2 million. Following the end of the current year third quarter, the Company also acquired Churchill Weavers, Inc., a manufacturer and marketer of hand-woven luxury textile products.

THREE MONTH PERIOD ENDED DECEMBER 31, 1995

Consolidated net sales increased 4.2% in the quarter ended December 31, 1995 as compared to the quarter ended January 1, 1995. Excluding companies acquired in the third quarter, net sales declined 3.6%, with a 19.2% decline in sales of quilted products partially offset by a 7.9% increase in net sales of jacquard-woven products. The decline in comforter products was due mainly to reduced shipments to retailers as they continued to decrease inventories in response to very weak consumer demand. The continuing growth in jacquard-woven products was primarily due to increased unit sales of bedspreads and rugs as well as increased sales of cotton throws in the gift trade.

Gross margin was 21.4% for the quarter ended December 31, 1995 as compared to 24.3% for the quarter ended January 1, 1995. Excluding companies acquired in the third quarter, gross margin was 21.5% for the current year quarter and was negatively impacted by product mix during the quarter, higher levels of sales deductions, increased pricing pressure, higher raw material costs and lower absorption of fixed manufacturing overhead costs due to reduced production levels in December.

As a result of a significant decline in shipments to customers during December, the Company extended its traditional holiday week plant shutdown for an additional week in most of its operating locations. The extended shutdown was in addition to an adjustment of mill operating schedules already implemented in early December. The Company believes the weak retail environment will continue, putting pressure on sales and margins. The Company has further adjusted its operating schedules accordingly. Therefore, the Company expects to operate at approximately break-even levels during its fourth fiscal quarter ending March 31, 1996.

Marketing and administrative expenses increased $507,000 or 6.6% in the current year quarter. Excluding companies acquired in the third quarter, marketing and administrative expenses decreased by $36,000 due to both reduced commissions as a result of lower sales and continuing implementation of cost saving measures.

Interest expense increased to $1,307,000 for the quarter ended December 31, 1995 as compared to $468,000 for the same period last year, an increase of $839,000 in the current year quarter. The increase was due to higher levels of average total debt outstanding as discussed under "FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES," and also higher short- term interest rates.

Other-net for the quarter ended December 31, 1995 was an expense of $209,000 compared to income of $284,000 for the quarter ended January 1, 1995. This change was primarily the result of losses incurred on cotton futures contracts of $283,000 in the current year quarter. The Company had no transactions in futures contracts in the corresponding prior year quarter. The current year quarter also includes goodwill amortization of $141,000 compared to $2,000 in the prior year quarter.

The effective income tax rate increased to 42.1% in the current year quarter compared to 37.5% in the prior year quarter due to higher effective state income tax rates associated with the acquired companies, an increase in non-deductible expenses, and an anticipated increase in overall state income tax rates.

NINE MONTH PERIOD ENDED DECEMBER 31, 1995

Consolidated net sales increased 2.2% for the nine months ended December 31, 1995 as compared to the corresponding prior year period. Companies acquired in the third quarter added net sales of $4,629,000 to the current nine month period. Net sales for the period excluding these acquired companies declined by 0.8%, compared to the prior year period.

Net sales of quilted products, exclusive of companies acquired in the third quarter, declined 12.2%. Weakness in consumer spending in this category caused retailers to tighten their inventory positions thereby reducing orders for the Company's products. Also, chronically late shipments, especially during the last six months of fiscal 1995, by the Company's fabric supplier for the popular Royal Sateen luxury product line prevented the Company from meeting its customers' needs for luxury bedding products. Although the manufacturing problems which caused the late shipments were resolved and normal shipping levels from the fabric supplier resumed in the first quarter of the current fiscal year, sales momentum was lost. Sales of Royal Sateen products for the current year nine month period were below the prior year period.

Net sales of jacquard-woven products increased 10.9% for the current year nine month period primarily due to increased unit sales of cotton throws, matelasse bedspreads and rugs.

To meet expected demand for jacquard-woven products, the Company completed an expansion of its warehouse and distribution center in Calhoun, Georgia and its new 90,000 square foot weaving plant in Dalton, Georgia which houses 36 state-of-the-art air-jet looms. The completion of these projects tripled the Company's production capacity for matelasse bedspreads and increased its cotton throw capacity by over forty percent. These facilities have been operating at less than full capacity in part due to the weak retail environment and the fact that the Dalton facility became fully operational only after the beginning of the Company's heaviest production demand cycle.

Gross margin was 20.8% for the nine month period ended December 31, 1995 as compared to 22.4% for the nine month period ended January 1, 1995. Excluding companies acquired during the third quarter, gross margin was 20.9%. The decrease in gross margin was attributable to product mix, higher levels of sales deductions, increased pricing pressure, higher raw material costs and lower absorption of fixed manufacturing overhead costs resulting from reduced production levels.

Marketing and administrative expenses increased $2,051,000 or 10.2% during the nine month period ended December 31, 1995 as compared to the corresponding prior year period. Excluding companies acquired during the third quarter, marketing and administrative expenses increased $1,508,000 or 7.5%. The increase was due in large part to the Company's efforts to strengthen its management team to pursue acquisitions and other expansion opportunities. Reduced commissions as a result of lower sales, as well as cost-saving measures, have helped reduce the rate of increase from 20.1% in the first quarter of the fiscal year to 7.5% for the current year nine month period.

Interest expense is net of capitalized interest of $400,000 and $106,000 for the nine month periods ended December 31, 1995 and January 1, 1995, respectively. Excluding the effect of interest capitalized, interest expense increased $1,391,000 in the current year nine month period. The increase was due to higher levels of average total debt outstanding as discussed under "FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES" and also higher short-term interest rates.

Other-net for the nine month period ended December 31, 1995 was an expense of $587,000 compared to income of $365,000 for the corresponding prior year period. This change was primarily the result of losses incurred on cotton futures contracts of $847,000 in the current year period as compared to losses of $136,000 in the prior year period. Also, the current year nine month period includes goodwill amortization of $244,000 compared to $4,000 in the corresponding prior year period.

The effective income tax rate increased to 39.6% for the nine month period ended December 31, 1995 compared to 37.3% for the corresponding prior year period due to higher effective state income tax rates associated with the acquired companies, an increase in non-deductible expenses, and an anticipated increase in overall state income tax rates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company strengthened its financial position significantly during the nine month period ended December 31, 1995. A long-term revolving credit facility was negotiated with each of its two major banks. The aggregate amount of these facilities is $30 million at variable interest rates based on LIBOR with a maturity date of August 25, 1998.

The Company also entered into a $50 million note purchase and private shelf agreement with the Prudential Insurance Company of America. The initial borrowing under this facility was made October 12, 1995 for $25 million for a term of 10 years at a fixed rate of 7.27%. The remaining $25 million of the facility was borrowed on January 25, 1996 at a fixed rate of 6.56%. The term of this borrowing was made to coincide with the term of the initial borrowing under the facility. The total debt will be repaid in equal annual installments of $7,143,000 commencing October 12, 1999.

The proceeds from the bank lines and the note purchase and private shelf facility were used to reduce the Company's short-term borrowings, fund acquisitions and capital expenditures, and repurchase stock as described below.

On April 3, 1995, the Company acquired all of the outstanding stock of Textile, Inc. for approximately $4 million in cash. Textile, Inc. is a contract manufacturer of jacquard-woven cotton products located in Ronda, North Carolina. The acquisition provided the Company with immediate access to weaving capacity for cotton throws.

On July 12, 1995, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. Through December 31, 1995 the Company had repurchased 636,200 shares at an average price per share of $11.843.

On October 31, 1995, the Company acquired all of the outstanding stock of The Red Calliope and Associates, Inc. for approximately $15 million in cash and short-term notes. The Red Calliope is a leading designer and marketer of infant bedding products and related accessories. Utilizing its significant jacquard-weaving expertise, the Company has introduced a line of infant and juvenile throws incorporating The Red Calliope designs, and has extended some of its upscale comforter designs to infant bedding. The Red Calliope, formerly a privately-owned company, had net sales of $27,338,000 for its most recently completed fiscal year ended June 30, 1995.

On December 19, 1995, the Company acquired all of the outstanding stock of KKH Corporation, which operates under the name Pillow Buddies, a designer and marketer of imported animal-shaped children's pillows and related products. Pillow Buddies had net sales of $1,350,000 for its most recently completed fiscal year ended June 30, 1995.

Working capital increased to $63.9 million at December 31, 1995 from $37.0 million at April 2, 1995. This was due mainly to a reduction in notes payable of $15.1 million and an increase in inventories of $14.6 million which, among other things, were financed by an increase in long-term debt.

Total debt outstanding increased to $70.7 million at December 31, 1995 from $25.1 million at April 2, 1995. The ratio of debt to equity was 0.8:1 at December 31, 1995, and 0.3:1 at April 2, 1995. The Company's borrowing needs increased as it utilized funds of $21.5 million for capital expenditures primarily in connection with the Calhoun Distribution Center expansion and the Dalton weaving facility project. Expenditures of $19.1 million for acquisitions and $7.5 million for common stock repurchases and financing needs for the increased inventory levels also were met through additional borrowings.

Inventories increased to $59.5 million at December 31, 1995 from $44.9 million at April 2, 1995. Of this increase, $6.7 million was attributable to inventories associated with the companies acquired during the third quarter. The balance of the increase was largely attributable to producing inventory based on anticipated customer order levels that were higher than the actual order volume received. The Company has focused its efforts on an inventory reduction plan, and inventory levels, exclusive of the third quarter acquisitions, have declined from a peak of $61.8 million at the end of fiscal July to $52.8 million at December 31, 1995. While these efforts will continue, sluggish consumer and retailer spending activity will hinder the Company's original objective of reducing inventories to year-earlier levels by March 31, 1996.

On January 4, 1996, the Company acquired all of the outstanding stock of Churchill Weavers, Inc., a manufacturer and marketer of hand-woven luxury textiles, including adult and infant throws, pillows, and ladies fashion accessories. Churchill Weavers had net sales of $2,758,000 for its most recently completed fiscal year ended December 31, 1995.

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

             None

Item 3 - Defaults Upon Senior Securities

             None

Item 4 - Submission of Matters to Vote of Security Holders

             None

Item 5 - Other Information

             None

Item 6 - Exhibits and Reports on Form 8-K
         Exhibit 27 - Financial Data Schedule (for SEC use only)

(B) In the quarter ended December 31, 1995, the Company filed one report on Form 8-K:
                 (1)  Form 8-K dated October 31, 1995, covering Items 5 and 7.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1995

                                   SIGNATURES


         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   CROWN CRAFTS, INC.
                                         ---------------------------------------




Date:  February 14, 1996                 /s/  Robert E. Schnelle
       -----------------                 ---------------------------------------
                                         ROBERT E. SCHNELLE
                                         Treasurer
                                         (Chief Accounting Officer)