Form 10-K
period 1996-03-31
CROWN CRAFTS INC
filed 1996-06-27
CIK 25895

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

FOR THE FISCAL YEAR ENDED MARCH 31, 1996              COMMISSION FILE NO. 1-7604

                             ---------------------

                               CROWN CRAFTS, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      58-0678148
          (State of Incorporation)                 (I.R.S. Employer Identification No.)
           1600 RIVEREDGE PARKWAY,                                 30328
                  SUITE 200                                     (Zip Code)
              ATLANTA, GEORGIA
  (Address of principal executive offices)

      Registrant's Telephone Number, including area code:  (770) 644-6400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE
                                (TITLE OF CLASS)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     As of June 14, 1996, 7,944,201 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the NYSE closing price of these shares on that date) held by persons other than Officers, Directors, the Company's Employee Stock Option Plan, and 5% shareholders was approximately $54,820,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     CROWN CRAFTS, INC., PROXY STATEMENT IN CONNECTION WITH ITS ANNUAL MEETING OF SHAREHOLDERS ON AUGUST 8, 1996 (PART III)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   PART I

ITEM 1.  BUSINESS


GENERAL

     Crown Crafts, Inc., a Georgia corporation which was founded in 1957, operates, both directly and indirectly through its subsidiaries, in a single business segment within the textile industry. Crown Crafts, Inc. and its subsidiaries (collectively, the "Company") are principally engaged in the design, manufacture, and sale of home furnishings products. These products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers' private labels.

     The Company completed four acquisitions during its 1996 fiscal year which ended March 31, 1996. In April 1995, the Company acquired privately-held Textile, Inc. ("Textile"), a contract manufacturer of jacquard-woven products. Subsequent to this acquisition, Textile's manufacturing capacity was used primarily to supplement the Company's existing manufacturing capacity for woven throws.

     In October 1995, the Company acquired privately-held The Red Calliope and Associates, Inc. ("Red Calliope"). Red Calliope is a designer, marketer and distributer of infant bedding products and related accessories. The Company did not manufacture or sell infant bedding prior to this acquisition.

     In December 1995, the Company acquired KKH Corporation, a marketer of patented animal-shaped pillows and similar products.

     In January 1996, the Company acquired Churchill Weavers, Inc. ("Churchill Weavers"), a manufacturer of hand-woven luxury adult and infant throws and ladies fashion accessories.

     Prior to fiscal 1996, the Company's operations were highly integrated. Since these acquisitions, Red Calliope and Churchill Weavers have, however, operated largely on a stand-alone basis.

PRODUCTS

     The Company offers a broad range of textile home furnishings products, including adult and infant comforters, comforter sets, infant crib sets and accessories, sheets, pillowcases, pillow shams, bedskirts, duvet covers, daybed sets, window treatments, decorative pillows, coverlets, bedspreads, rugs and throws. These products are made from a variety of fabrics such as 100% cotton, cotton/polyester blend, fleece, denim, velvet, corduroy and wool.

     The Company offers its bedcovering products in a wide variety of styles and patterns, from comforters to woven bedspreads and from solid colors to designer prints. The Company believes the trend toward coordination of the bedroom will remain strong and expects to continue its emphasis on comforter sets with coordinated sheets and accessories, and on woven products such as matelasse coverlets.

     The Company manufactures throws in a variety of colors and designs. Throws may be constructed of either 100% cotton, 100% acrylic, cotton/acrylic blends, rayon, wool or chenille.

     Adult comforters and accessories are produced primarily at the Company's facilities in Roxboro, North Carolina (the "Roxboro Plant"). Infant bedding products, which are marketed by Red Calliope, are produced by a variety of independent contractors in the greater Los Angeles, California, area. All comforters are filled with polyester fiberfill.

     The Company's facilities in Dalton, Chatsworth and Calhoun, Georgia produce and warehouse the majority of jacquard-woven products. Throws are also manufactured at the Textile facility in Ronda, North Carolina, and by Churchill Weavers at its facility in Berea, Kentucky. Some of the Company's throws, including all printed and fleece throws, are also manufactured in Mexico by independent companies.

PRODUCT DESIGN AND STYLING

     The Company's research and development expenditures focus primarily on product design and styling. The Company believes styling and design are key components to its success. In recent years the Company has significantly increased the number of people and other resources dedicated to this area. The Company's designs include traditional, contemporary, textured and whimsical patterns. The Company designs and manufactures products across a broad spectrum of retail price points. The Company is continually developing new designs for both bedcoverings and throws.

     The Company's designers and stylists work closely with the marketing staff to develop new designs. The Company obtains its designs from numerous sources, including graphic artists, decorative fabric manufacturers, apparel designers, the Company's employees and museums. The Company utilizes computer aided design systems to increase its design flexibility and reduce costs. In addition, these systems significantly shorten the time for responding to customer needs and changing market trends. The Company creates many designs for exclusive sale by certain of its customers.

SALES AND MARKETING; CUSTOMERS

     The Company markets its products through a national sales force consisting of salaried sales executives and employees and independent commissioned sales representatives. Independent representatives are used most significantly in sales to the gift trade through Goodwin Weavers and Churchill Weavers, and to the infant bedding market through Red Calliope. Sales outside the United States and Canada are primarily through distributors.

     The Company's customers consist principally of department stores, chain stores, mass merchants, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and direct mail houses. During the fiscal years ended March 31, 1996, April 2, 1995 and April 3, 1994, sales to Wal-Mart Stores, Inc. accounted for 18.2%, 17.3% and 16.1% of net sales, respectively. The Company's sales to JCPenney Company constituted 11.8% of net sales in fiscal 1994. During fiscal 1995 and 1996, sales to JCPenney Company were less than 10% of the Company's net sales. The loss of any major customers would have a material adverse effect on the Company's operating results. The Company believes, however, that its relationships with both Wal-Mart and JCPenney are excellent and that the loss of either customer is unlikely.

     The Company's primary showroom and sales office is located in New York City. Sales offices are also maintained in Chicago, San Francisco, Atlanta, Boston, Dallas, Tyler, Texas, and Bellevue, Washington. An additional showroom is located in the Company's Atlanta corporate headquarters location. The Goodwin Weavers division also has a showroom in the Atlanta Merchandise Mart. Red Calliope maintains a showroom in Dallas, Texas.

     The Company sells the majority of its products to retailers for resale to consumers. The Company generally introduces new products to the retail trade during the industry's April and October home textile markets. Initial shipments of successful new designs generally occur at least six months after the product introduction as more conservative buyers follow the lead of market innovators. New product introductions for the gift shop trade are concentrated in January-March and June-August when Goodwin Weavers and Churchill Weavers participate in numerous local and regional gift shows. Red Calliope introduces products once each year during the November Juvenile Products Manufacturers' Association trade show. Private label products manufactured by the Company are introduced throughout the year.

     The Company uses visually appealing and informative packaging, point-of-sale displays and advertising materials for retailers. Most of these are produced in the Company's own print shop, which offers design, typesetting and finishing services. The Company also regularly advertises its products in publications directed to the trade.

MANUFACTURING

     The Company has made significant investments in modernization and expansion to lower manufacturing costs, maximize design flexibility, improve quality and service, and increase productive capacity.

     The Company produces adult comforters and accessories at the Roxboro Plant. The Roxboro Plant utilizes an automated warehouse and distribution system which allows the Company to reduce inventories, improve physical control over inventories, reduce order fulfillment lead times, and provide enhanced levels of service.

     The Company produces its jacquard-woven products at its weaving mills in Dalton, Georgia, and Ronda, North Carolina. A new 90,000 square-foot weaving facility in Dalton, Georgia, became operational in October 1995. The products are then finished, packed and shipped from the Calhoun, Georgia, facilities. In fiscal 1996, the Company completed the expansion of its warehouse and distribution facility in Calhoun, Georgia. This expanded warehouse and distribution center has enabled the Company to continue to increase its efficiency and improve on-time deliveries of its products. The Company also uses a warehouse and distribution center in Chatsworth, Georgia.

OUTLET STORES

     The Company markets primarily close-out and irregular products through its outlet stores which are located in Calhoun, Georgia, Roxboro, North Carolina, Blowing Rock, North Carolina, and in several outlet malls and resort areas located primarily in the southeastern United States. In fiscal 1996, less than 4% of the Company's sales were made through its outlet stores.

RAW MATERIALS

     The principal raw materials used in the manufacture of adult and infant comforters, sheets and accessories are wide-width and narrow printed and solid color cotton and polycotton fabrics, and polyester fibers used as filling material. The principal raw materials used in the manufacture of jacquard-woven products are natural-color and pre-dyed 100% cotton yarns. Although the Company usually maintains supply relationships with only a limited number of suppliers, the Company believes these raw materials presently are available from several sources in quantities sufficient to meet the Company's requirements.

     The Company uses significant quantities of cotton, either in the form of cotton yarn, cotton fabric or polycotton fabric. Cotton is subject to ongoing price fluctuations. The price fluctuations are a result of cotton being an agricultural product subject to weather patterns, disease and other factors as well as supply and demand considerations, both domestically and internationally. To reduce the effect of potential price fluctuations, the Company often makes commitments for future purchases of cotton yarns and fabrics up to a year before delivery. Nonetheless, significant increases in the price of cotton could adversely affect the Company's operations.

SEASONALITY, INVENTORY MANAGEMENT

     Historically, the Company has experienced a seasonal sales pattern, with a greater sales volume in each of the last three fiscal quarters of the year (July through March). This seasonality results from retailers having higher sales in the second half of the year.

     The Company carries normal inventory levels to meet delivery requirements of customers. Customer returns of merchandise shipped are not material. Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Excluding the inventories of companies acquired during fiscal 1996, inventories declined to $40,100,000 at March 31, 1996 from $44,900,000 at April 2, 1995.

BACKLOG ORDERS

     The Company's backlog of unfilled customer orders believed by management to be firm were $19,279,000 and $22,510,000 at May 24, 1996 and May 26,
1995(1), respectively. The majority of these unfilled orders are scheduled to be shipped within eight weeks.

     The Company believes that its backlog of unfilled orders is not a meaningful indicator of its future sales volume, as customers have increasingly followed the practice of placing orders as close to the requested delivery date as possible. Many orders are placed using electronic data interchange, and the Company fills many of such orders on a quick response basis.

TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company's products are marketed in part under well-known trademarks. The Company considers its trademarks to be of material



- -------------------
   (1) To enhance comparability, backlog orders for May, 1995 have been adjusted to include backlog orders of companies acquired during fiscal 1996.

importance to its business. Adult comforters and accessories primarily carry the trademark Crown Crafts(R). The majority of throws carry the trademarks Crown Crafts(R) and Goodwin Weavers(R). Infant bedding products carry the trademarks Red Calliope(R) and Little Bedding(R). Protection for these marks is obtained through domestic and foreign registrations. Also important to the Company is the trademark Royal Sateen(R), which was developed in a joint effort with Kitan Consolidated, Ltd. of Israel. Kitan is the registered owner of the mark and the Company is the exclusive marketer of Royal Sateen products in the United States and other parts of the Western Hemisphere.

     In addition, certain products are manufactured and sold pursuant to licensing agreements that include, among others: Bob Timberlake(TM), Colonial Williamsburg(R), Department 56(R), Warner Bros.(R), Hallmark(R), Ungaro(R),and Disney(R). The licensing agreements for the Company's designer brands generally are for a term of 3 to 6 years, and may or may not be subject to renewal. No one of these licenses has accounted for more than 10% of the Company's total sales volume during any of the last five fiscal years. Although revenue has not been material, the Company has licensed and has sold fabric for certain of its more successful designs to manufacturers of other products such as bath accessories, table linens, wallpaper borders and rugs. The Company believes that its licensing activities, both as a licensee and licensor, will continue to increase in importance as the Company grows.

     Many of the designs used by the Company are copyrighted by other parties including trademark licensors and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.

COMPETITION


     The textile industry, including the market for home furnishings products, is highly competitive. The Company competes with a variety of manufacturers, many of which are vertically-integrated textile companies with substantially greater resources than the Company, and many of which are of similar size to the Company. Competitors may have customer relationships which may be superior to those of the Company and may have substantially greater resources. The Company believes that it is the sixth largest domestic manufacturer of bed coverings, including comforters, comforter sets and jacquard-woven bedspreads, with a total market share of approximately 8%. The Company also believes that it is the largest domestic manufacturer of throws with a total market share of approximately 40%.

     The Company competes on the basis of quality, design, price, service and packaging. Except for acrylic throws, luxury linens, and matelasse coverlets and bedspreads, the Company's products have not experienced significant competition from imports. The Company believes that its ability to implement future price increases for its products may be limited by current or future overcapacity in the domestic textile industry.

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

     The Company believes that it currently complies in all material respects with applicable environmental, health and safety laws and regulations.
Although the Company believes that future compliance with such existing laws or regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position, there can be no assurances that such requirements will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such requirements.

EMPLOYEES

     At June 14, 1996, the Company had 2,220 employees. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees to be good. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement.

INTERNATIONAL SALES

     Sales to customers in foreign countries are not currently material to the Company's business. The Company believes, however, its presence in foreign countries will increase in the future as a result of, among other factors, the passage of NAFTA and the expansion of its sales efforts in Europe, Japan, Mexico and Australia. The Company had anticipated substantial sales growth in Mexico in fiscal 1996 in connection with its strategic alliance with the Mexican textile company, Grupo Textil San Marcos. As a result of the devaluation of the peso and the resulting impact on the Mexican economy, however, the Company made only a minor amount of export sales to Mexico during fiscal 1996.

ITEM 2. PROPERTIES

     The Company's headquarters are located in executive offices in Atlanta, Georgia. A showroom is also located in these offices. The Company occupies approximately 41,213 square feet at this location under leases that expire June 29, 2002 and September 30, 2000.

     The following table summarizes certain information regarding the Company's principal properties.


                                                                       Approximate  Owned/
Location               Use                                             Square Feet  Leased
- --------               ---                                             -----------  ------
Berea, Kentucky        Offices, manufacturing, warehouse,                 38,000      Owned
                       and distribution facilities and retail
                       store

Calhoun, Georgia       Two buildings, housing offices,                   267,000      Owned
                       manufacturing facilities,  sample
                       department, print shop and factory
                       outlet store

Calhoun, Georgia       Warehouse and distribution center                 233,000      Owned

Chatsworth, Georgia    Manufacturing facility, warehouse                 115,000      Owned
                       and distribution center

Compton, California    Offices, warehouse and distribution               157,400     Leased (1)
                       center

Dalton, Georgia        Two buildings housing                             161,000      Owned
                       manufacturing facilities

Ronda, North Carolina  Two buildings, housing offices,                    62,820      Owned
                       manufacturing facility and
                       warehouse

Atlanta, Georgia       Executive offices and showroom                     41,213     Leased (2)

Roxboro, North         Three buildings, housing                          424,000      Owned
Carolina               manufacturing facilities, warehouse
                       and distribution centers,
                       administrative offices and factory
                       outlet store

Roxboro, North         Five buildings, housing manufacturing             348,000     Leased (3)
Carolina               facilities, warehouses and distribution
                       facilities

Blowing Rock, North    Three buildings, housing administrative            21,000      Owned
Carolina               and sales offices, and factory
                       outlet store

New York, New York     Sales and design offices and showroom             23,000     Leased(4)


- ---------------------------
(1) Lease expires May 31, 2001 (renewable for one two-year period and one three-year period)
(2) Leases expire  June 29, 2002 and September 30, 2000.
(3) Leases expire as follows:
    (a) 75,000 square feet on February 28, 2005; (b) 50,000 square feet on September 30, 1997 (renewable for one five-year period); and (c) 223,000 square feet on April 30, 1998 (renewable for one five-year period).
(4) Leases expire December 31, 1996. The Company is currently in the final stage of lease negotiations for appropriate space located in Midtown Manhattan for its sales and design offices and showroom.
(5) Lease term commences January 1, 1997 and expires April 30, 2007 (renewable for up to two additional five-year periods).

     The Company also leases space for its various sales offices and outlet stores.

     Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition, substantially utilized and provide adequate production capacity for current and anticipated future operations.


ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently engaged in any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 1996.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS


     The Company is authorized by its Articles of Incorporation to issue up to 50,000,000 shares of capital stock, all of which are designated Common Stock, par value $1.00 per share.

COMMON STOCK

     The Company's common stock (the "Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol "CRW". The following table presents quarterly information on the price range of the Company's Common Stock for the fiscal years ended April 2, 1995 and March 31, 1996. This information indicates the high and low sale prices as reported by the NYSE.


      QUARTER                                   High               Low
      -------                                   ----               ---
      FISCAL 1996

      First Quarter                            $18               $16
      Second Quarter                            16-5/8            11-1/2
      Third Quarter                             13-3/8            11-1/4
      Fourth Quarter                            11-3/4             9-1/2

      FISCAL 1995

      First Quarter                            $21-3/8           $17-7/8
      Second Quarter                            19-3/4            14-1/8
      Third Quarter                             16-3/8            14-3/8
      Fourth Quarter                            17-1/8            14-3/4




     As of June 14, 1996 there were issued and outstanding 7,944,201 shares of the Company's Common Stock held by approximately 1,750 beneficial holders. The estimated number of beneficial holders does not reflect the approximately 1,900 individual employee accounts in the Company's Employee Stock Ownership Plan.
At June 14, 1996, the Company's Common Stock closed at $9.75.

     In fiscal 1996, the Company continued its policy, begun in February 1989, of paying dividends on a quarterly basis. The Company paid a dividend of $0.03 per share on its Common Stock on June 20, 1995, September 19, 1995, December 19, 1995 and March 26, 1996. Dividends paid by the Company on its Common Stock in the future will depend upon the earnings and financial condition of the Company. The Company presently anticipates paying dividends for the foreseeable future.


ITEM SELECTED FINANCIAL DATA


     The selected financial data presented below are derived from the Company's financial statements for the five years ended March 31, 1996. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and

Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report.


                                                         YEAR ENDED
                     ----------------------------------------------------------------------------
                                              ($ in thousands, except per share amounts.)
                     ----------------------------------------------------------------------------
FOR THE YEAR                             March 31,     April 2,   April 3,  March 28,  March 29,
                                           1996         1995      1994*       1993       1992

Net sales                                $219,002     $210,963  $187,335    $151,256   $122,698

Gross profit                               42,452       46,731    37,998      29,885     26,635

Earnings from
operations                                 10,625       18,878    15,374      11,377     10,940

Net earnings                                3,947       11,050     9,010       7,339      6,313

Net earnings per
share                                        0.49         1.31      1.08        0.89       0.91

Cash dividends per
share                                        0.12         0.12      0.12        0.12       0.12

* Fiscal 1994 contained 53 weeks

AT YEAR END

Total assets                             $185,698     $134,031  $123,348    $108,641   $ 88,564
Long-term debt                             69,300        5,000    10,000      15,000     17,000
Shareholders' equity                       83,017       87,000    75,385      66,325     59,225

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO
FISCAL YEAR ENDED APRIL 2, 1995

     Consolidated net sales increased $8.0 million, or 3.8 percent, to $219.0 million in 1996. The increase was attributable to incremental net sales of $15.7 million from the four businesses acquired by the Company during 1996 and an increase in net sales of woven products, offset by declines in net sales of comforters, comforter accessories and imported quilts.

     Gross profit as a percentage of net sales declined to 19.4 percent in 1996 from 22.2 percent in 1995, primarily due to capacity underutilization at the Company's manufacturing facilities for jacquard-woven products and for comforters and related accessories. This underutilization was the result of less than expected demand for the Company's products, as an extremely weak retailing environment prevailed for most of the fiscal year. The Company further reduced its production schedules, particularly during the fourth quarter, as part of a plan to reduce its inventory levels. Retail demand for jacquard-woven products, comforters and related accessories has remained sluggish in April and May, indicating that the Company's manufacturing capacity will continue to exceed demand for at least a portion of the 1997 fiscal year.

     Marketing and administrative expenses increased $4.0 million, or 14.3 percent, to $31.8 million in 1996. Of the increase, $2.7 million represents the incremental marketing and administrative expenses of the businesses acquired by the Company during 1996. The remaining increase was primarily attributable to increases in staffing costs and advertising, the total of which was partially offset by a $1.3 million decrease in executive incentive compensation payments.

     Interest costs incurred increased to $4.2 million (including capitalized interest of $402,000) in 1996 from a total of $2.1 million (including capitalized interest of $125,000) in 1995. This increase was primarily the result of a substantial increase in the overall levels of debt outstanding. Such higher debt levels were the result of capital spending ($23.7 million), acquisition activity ($20.5 million) and purchases of treasury stock ($7.5 million). See "Financial Position, Liquidity and Capital Resources" below.

     The effective income tax rate increased to 39.6 percent in 1996 from 36.8 percent in 1995, partially because of the increase of $352,000 in financial statement expenses for nondeductible amortization of goodwill, and in part due to the higher state and local income tax rates applicable to acquired companies. These higher state and local rates were partially offset by the availability and utilization of employment-related tax credits in certain other states.

FISCAL YEAR ENDED APRIL 2, 1995 COMPARED TO
FISCAL YEAR ENDED APRIL 3, 1994

     Consolidated net sales increased $23.6 million, or 12.6 percent, to $211.0 million in 1995. Higher net sales of woven throws, woven bedspreads and sheets were partially offset by declines in net sales of comforters and quilts.

     Gross profit as a percentage of net sales increased to 22.2 percent in 1995 from 20.3 percent in 1994, as new automated manufacturing, warehousing and distribution facilities were operated more efficiently.

     Marketing and administrative expenses increased $5.2 million, or 23.1 percent, to $27.9 million in 1995. The increase was primarily attributable to increased staffing and occupancy costs incurred to support the growth in net sales.

     Interest costs incurred increased to $2.1 million (including capitalized interest of $125,000) in 1995 from a total of $2.0 million (including capitalized interest of $407,000) in 1994. The increased costs were the result of an increase in the overall levels of debt outstanding.

     The effective income tax rate increased to 36.8 percent in 1995 from 36.2 percent in 1994 due to higher effective state income tax rates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company acquired four businesses during fiscal 1996. On April 3, 1995, the Company acquired all of the outstanding stock of Textile, Inc., a contract manufacturer of jacquard-woven products. Subsequent to the acquisition, Textile, Inc. was utilized primarily to supplement the Company's manufacturing capacity for woven throws. On October 31, 1995, the Company acquired all of the outstanding stock of The Red Calliope and Associates, Inc., a leading designer and marketer of infant bedding products and related accessories. This acquisition marked the Company's entry into the infant home furnishings market. On December 19, 1995, the Company acquired all of the outstanding stock of KKH Corporation, a designer and marketer of imported patented animal-shaped children's pillows and similar products. On January 4, 1996, the Company acquired all of the outstanding stock of Churchill Weavers, Inc., a manufacturer and marketer of hand-woven luxury textile products. The total consideration for these four acquisitions, net of cash acquired, was $20.5 million. The Company disbursed substantially all of such purchase consideration in cash prior to the end of fiscal 1996. As part of its strategy to grow sales and earnings, the Company expects to continue to consider acquisitions of other home furnishings businesses.

     The Company also completed two significant construction projects during fiscal 1996. Approximately mid-year, a 90,000 square foot weaving facility in Dalton, Georgia, began operations, and the Company completed an expansion of its distribution center for jacquard-woven products in Calhoun, Georgia. Capital expenditures totaled $23.7 million during fiscal 1996, the highest annual level in the Company's history.

     The Company believes that its facilities are among the most modern in the textile home furnishings industry, and that its production capacity is sufficient to meet current and projected demand over the next fiscal year. Accordingly, the Company expects capital spending to decline to less than $10 million for fiscal 1997.

     During fiscal 1996, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of its outstanding common stock. The Company has purchased a total of 636,200 shares of its stock for a total of $7.5 million. No decision has been made as to whether the Company will acquire the remaining shares covered under this authorization.

     The Company's fiscal 1996 cash needs, which were driven by the acquisitions, capital expenditures and common stock purchases described herein, were met primarily by outside financing sources. On August 25, 1995, the Company entered into long-term unsecured revolving credit facilities totaling $30 million with two commercial banks. The variable interest rates for funds borrowed under these facilities are based on LIBOR. At March 31, 1996, borrowings of $19.0 million were outstanding under these facilities at a weighted average interest rate of 5.9 percent. The Company pays facility fees on the unused portions of these committed credit lines. Among other covenants, these bank facilities contain a requirement that the Company maintain minimum levels of shareholders' equity, one effect of which is to restrict the payment of cash dividends. At March 31, 1996, retained earnings of approximately $8.6 million were available for dividend payments. Other covenants place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock. On October 12, 1995, the Company entered into a $50 million note purchase and private shelf agreement with an insurance company. An initial borrowing of $25 million was made on that date, and the remaining $25 million was borrowed on January 25, 1996. The weighted average interest rate for the entire amount borrowed was 6.9 percent. Repayments will be made in equal annual installments of $7.1 million each, commencing October 12, 1999, with the final installment due October 12, 2005. In addition, the Company has short-term uncommitted credit lines totaling $40 million. The Company believes that cash generated by operations and borrowings under its existing credit facilities will be sufficient to meet its anticipated requirements for capital expenditures, annual debt repayments and operating expenses.

     To reduce its exposure to credit losses and to enhance its cash flow forecasts, the Company factors the majority of its trade accounts receivable. The Company's factor establishes customer credit lines, and accounts for and collects receivables balances. The factor remits payment to the Company on the due dates of the factored invoices. The Company does not take advances against its factored receivables balances. The factor assumes all responsibility for credit losses on sales within approved credit lines, but may deduct from its remittances to the Company the amounts of customer deductions for returns, allowances, disputes and discounts. The Company's factor may, at any time, terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

OTHER MATTERS

     In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 addresses issues surrounding the measurement and recognition of losses when the value of certain assets has been deemed to be permanently impaired. This Statement will be effective for the Company's 1997 fiscal year. The Company does not expect SFAS No. 121 to have a material impact on the Company's financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a method of accounting for stock compensation plans based on fair value, but also permits companies to continue to account for stock options under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company plans to continue to account for stock-based compensation following the intrinsic value method. Beginning in fiscal 1997, SFAS No. 123 requires disclosure in the notes to financial statements of pro forma net income and earnings per share as if the alternative method established in SFAS No. 123 had been used to measure compensation cost.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       See pages F-1 through F-12 herein.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



  Audited Financial Statements:                                          Page

        Report of Independent Auditors                                   F-2

        Consolidated Balance Sheets as of                                F-3
        March 31, 1996 and April 2, 1995

        Consolidated Statements of Earnings                              F-4
        for the Three Fiscal Years in the
        Period Ended March 31, 1996

        Consolidated Statements of Changes in                            F-5
        Shareholders' Equity for the Three Fiscal
        Years in the Period Ended March 31, 1996

        Consolidated Statements of Cash Flows                            F-6
        for the Three Fiscal Years in the
        Period Ended March 31, 1996

        Notes to Consolidated Financial                                  F-7
        Statements

               Note #1 - SIGNIFICANT ACCOUNTING POLICIES
               Note #2 - ACQUISITIONS
               Note #3 - INVENTORIES
               Note #4 - FINANCING ARRANGEMENTS
               Note #5 - INCOME TAXES
               Note #6 - RETIREMENT PLANS
               Note #7 - STOCK OPTIONS
               Note #8 - MAJOR CUSTOMERS
               Note #9 - COMMITMENTS


  Supplemental Financial Information:

        Selected Quarterly Financial Information (unaudited)             F-12



                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Shareholders of Crown Crafts, Inc.:


We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of March 31, 1996 and April 2, 1995, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 31, 1996 and April 2, 1995, and the results of their operations and their cash flow for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 24, 1996

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1996 and April 2, 1995



(dollar amounts in thousands, except par value per share)                                   1996            1995
- ---------------------------------------------------------                                ---------        ---------
ASSETS
CURRENT ASSETS:
   Cash                                                                                  $     517        $     567
   Accounts receivable (less allowances of $2,033 in 1996 and $1,496 in 1995):
       Due from factor                                                                      27,943           20,657
       Other                                                                                12,901            4,382
   Inventories                                                                              47,269           44,909
   Deferred income taxes                                                                     1,510              737
   Other current assets                                                                      3,474            2,152
                                                                                         ---------        ---------
          Total current assets                                                              93,614           73,404
                                                                                         ---------        ---------

PROPERTY, PLANT AND EQUIPMENT - at cost:
   Land, buildings and improvements                                                         44,274           32,060
   Construction projects in process                                                                             666
   Machinery and equipment                                                                  65,782           54,584
   Furniture and fixtures                                                                    1,544            1,735
                                                                                         ---------        ---------
                                                                                           111,600           89,045
   Less accumulated depreciation                                                            34,265           29,583
                                                                                         ---------        ---------
          Property, plant and equipment - net                                               77,335           59,462
                                                                                         ---------        ---------

OTHER ASSETS:
   Goodwill                                                                                 13,526               54
   Other                                                                                     1,223            1,111
                                                                                         ---------        ---------
          Total Other Assets                                                                14,749            1,165
                                                                                         ---------        ---------

TOTAL                                                                                    $ 185,698        $ 134,031
                                                                                         =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                                         $   1,180        $  15,070
   Accounts payable                                                                         12,480           10,666
   Income taxes payable                                                                         46              687
   Accrued wages and benefits                                                                3,607            2,963
   Other accrued liabilities                                                                 3,332            2,063
   Current maturities of long-term debt                                                      5,100            5,000
                                                                                         ---------        ---------
          Total current liabilities                                                         25,745           36,449
                                                                                         ---------        ---------

NON-CURRENT LIABILITIES:
Long-Term Debt                                                                              69,300            5,000
Deferred Income Taxes                                                                        6,936            4,933
Other                                                                                          700              649
                                                                                         ---------        ---------
          Total non-current liabilities                                                     76,936           10,582
                                                                                         ---------        ---------

COMMITMENTS
SHAREHOLDERS' EQUITY:
   Common stock - par value $1.00 per share;
       50,000,000 shares authorized                                                          9,051            9,004
   Additional paid-in capital                                                               34,438           33,811
   Retained earnings                                                                        54,327           51,352
   Common stock held in treasury - at cost                                                 (14,799)          (7,167)
                                                                                         ---------        ---------
          Total shareholders' equity                                                        83,017           87,000
                                                                                         ---------        ---------

TOTAL                                                                                    $ 185,698        $ 134,031
                                                                                         =========        =========


see notes to consolidated financial statements

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal years ended March 31, 1996, April 2, 1995 and April 3, 1994


(in thousands, except per share amounts)                                  1996              1995              1994
- ----------------------------------------                               ---------         ---------         ---------
Net Sales                                                              $ 219,002         $ 210,963         $ 187,335

Cost of products sold                                                    176,550           164,232           149,337
                                                                       ---------         ---------         ---------

Gross profit                                                              42,452            46,731            37,998

Marketing and administrative expenses                                     31,827            27,853            22,624
                                                                       ---------         ---------         ---------

Earnings from operations                                                  10,625            18,878            15,374

Other income (expense):
  Interest expense                                                        (3,807)           (1,992)           (1,559)
  Cotton futures transactions                                               (847)             (115)              124
  Other - net                                                                568               709               187
                                                                       ---------         ---------         ---------

Earnings before income taxes                                               6,539            17,480            14,126

Provisions for income taxes                                                2,592             6,430             5,116
                                                                       ---------         ---------         ---------

Net earnings                                                           $   3,947         $  11,050         $   9,010
                                                                       =========         =========         =========

Earnings per share                                                     $    0.49         $    1.31         $    1.08
                                                                       =========         =========         =========

Average shares outstanding                                                 8,125             8,457             8,368
                                                                       =========         =========         =========


see notes to consolidated financial statements

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Fiscal years ended March 31, 1996, April 2, 1995 and April 3, 1994


(dollar amounts in thousands)
- -----------------------------
                                                                                              Treasury Stock
                                                      Additional                        --------------------------
                                       Common          Paid-In          Retained         Number
                                        Stock          Capital          Earnings        Of Shares          Cost
                                      ----------------------------------------------------------------------------
Balances - March 28, 1993             $  8,712         $ 30,106         $ 33,313          387,697         $  5,806
Excercise of stock options                 124            1,225
Treasury stock acquired in
   conjunction with exercise
   of stock options                                                                        32,428              608
Tax benefit from exercise
   of stock options                                         314
Cash dividends ($0.12 per share)                                          (1,005)
Net earnings                                                               9,010

                                      --------         --------         --------        ---------         --------


Balances - April 3, 1994                 8,836           31,645           41,318          420,125            6,414
Exercise of stock options                  168            1,921
Treasury stock acquired in
   conjunction with exercise
   of stock options                                                                        44,063              753
Tax benefit from exercise
   of stock options                                         245
Cash dividends ($0.12 per share)                                          (1,016)
Net earnings                                                              11,050

                                      --------         --------         --------        ---------         --------


Balances - April 2, 1995                 9,004           33,811           51,352          464,188            7,167
Exercise of stock options                   47              557
Treasury stock acquired in
   conjunction with exercise
   of stock options                                                                         6,047               97
Tax benefit from exercise
    of stock options                                         70
Treasury stock purchases                                                                  636,200            7,535
Cash dividends ($0.12 per share)                                            (972)
Net earnings                                                               3,947

                                      --------         --------         --------        ---------         --------


BALANCES - MARCH 31, 1996             $  9,051         $ 34,438         $ 54,327        1,106,435         $ 14,799
                                      ========         ========         ========        =========         ========



number of shares of common stock issued: 9,050,636 at March 31, 1996 and 9,003,991 at April 2, 1995





see notes to consolidated financial statements

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended March 31, 1996, April 2, 1995 and April 3, 1994

(in thousands)                                                             1996              1995             1994
- --------------------                                                     --------          --------         --------
OPERATING ACTIVITIES:
   Net earnings                                                          $  3,947          $ 11,050         $  9,010
   Adjustments to reconcile net earnings
       to net cash provided by operating activities:
       Depreciation and amortization of
          property, plant and equipment                                     8,885             7,104            5,229
       Amortization of goodwill                                               357                 5                2
       Deferred income taxes                                                  767             1,245              648
       Gain on sale of property,
          plant and equipment                                                 (10)             (234)            (474)
       Changes in assets and liabilities, net of
          effects of acquisitions of businesses:
          Accounts receivable                                              (7,792)              998           (6,986)
          Inventories                                                       4,756               213           (1,774)
          Other current assets                                             (1,171)             (407)            (120)
          Other assets                                                        (86)             (877)             605
          Accounts payable                                                 (1,311)           (2,770)           1,527
          Income taxes payable                                             (1,078)              108              154
          Accrued liabilities                                                  27               318            1,790
          Other liabilities                                                    51                47              (85)
                                                                         --------          --------         --------
Net Cash Provided by Operating Activities                                   7,342            16,800            9,526
                                                                         --------          --------         --------

INVESTING ACTIVITIES:
   Capital expenditures                                                   (23,650)          (18,898)         (11,858)
   Acquisitions, net of cash acquired                                     (20,471)
   Proceeds from sale of property,
       plant and equipment                                                    444             1,465            1,003
                                                                         --------          --------         --------
Net Cash Used for Investing Activities                                    (43,677)          (17,433)         (10,855)
                                                                         --------          --------         --------

FINANCING ACTIVITIES:
   Long-term borrowings                                                    50,400
   Payment of long-term debt                                               (6,564)           (5,000)          (2,000)
   Increase in bank revolving credit                                       19,000
   Increase (decrease) in notes payable                                   (18,621)            5,210            3,260
   Purchases of treasury stock                                             (7,535)
   Stock options exercised                                                    577             1,581            1,055
   Cash dividends                                                            (972)           (1,016)          (1,005)
                                                                         --------          --------         --------
Net Cash Provided by Financing Activities                                  36,285               775            1,310
                                                                         --------          --------         --------

NET INCREASE (DECREASE) IN CASH                                               (50)              142              (19)

CASH AT BEGINNING OF YEAR                                                     567               425              444
                                                                         --------          --------         --------

CASH AT END OF YEAR                                                      $    517          $    567         $    425
                                                                         ========          ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                     $  3,541          $  4,831         $  4,100
                                                                         ========          ========         ========

   Interest paid, net of interest capitalized
       of $402 (1996), $125 (1995) and $407 (1994)                       $  3,172          $  2,046         $  1,573
                                                                         ========          ========         ========


see notes to consolidated financial statements

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended March 31, 1996, April 2, 1995 and April 3, 1994

1.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation: The accompanying consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Certain amounts appearing in prior financial statements have been reclassified to conform to the 1996 presentation.

         The Company's fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 52 weeks of operations for 1996 and 1995, and 53 weeks of operations for 1994.

         The Company operates in a single business segment within the textile industry and is principally engaged in the design, manufacture and sale of home furnishings products. Sales are generally made directly to retailers, primarily department and specialty stores, mass merchants, large chain stores and gift stores.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Inventories: Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

         Depreciation and Amortization: Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the respective assets using principally the straight-line method. Estimated useful lives are 15 to 40 years for buildings, 4 to 7-1/2 years for machinery and equipment, and 8 years for furniture and fixtures. The cost of improvements to leased premises is amortized over the shorter of the estimated life of the improvement or the term of the lease.

         Goodwill represents the unamortized excess of the cost of acquired enterprises over the fair value of the net identifiable assets at the date of acquisition. Goodwill is amortized using the straight-line method over 10 to 30 years. The recoverability of goodwill is periodically assessed based on anticipated profitability of the related acquired entity.

         Revenue Recognition: Sales are recorded on the date merchandise is shipped to customers, and are reported net of returns and allowances in the consolidated statements of earnings.

         Cotton Futures Transactions: Realized and unrealized gains and losses in the fair values of cotton futures contracts are recognized in earnings during the periods in which such changes occur. No futures contracts were outstanding at March 31, 1996.

         Provisions for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes which are based upon the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates which will be in effect during the years in which such differences are expected to reverse.

         Earnings Per Share: Earnings per share have been computed using the weighted average number of common shares outstanding for each period presented. Such computations excluded the effect of outstanding stock options since they did not have a material dilutive effect.


2.       ACQUISITIONS

         During the fiscal year that ended March 31, 1996, the Company completed four acquisitions, all of which were accounted for as purchases. Accordingly, the consolidated statement of earnings for 1996 includes the revenues, expenses and operating results for each business commencing with its respective acquisition date.

         On October 31, 1995, the Company acquired all of the outstanding stock of The Red Calliope and Associates, Inc. for $8.9 million in cash and $5.8 million in short-term notes. The Red Calliope is a leading designer and marketer of infant bedding products and related accessories. The notes issued in connection with this transaction were paid prior to March 31, 1996, in accordance with their terms.

         On April 3, 1995, the Company acquired all of the outstanding stock of Textile, Inc., a contract manufacturer of jacquard-woven products. On December 19, 1995, the Company acquired all of the outstanding stock of KKH Corporation, a designer and marketer of imported patented animal-shaped children's pillows and related products. On January 4, 1996, the Company acquired all of the outstanding stock of Churchill Weavers, Inc., a manufacturer and marketer of hand-woven luxury textile products. The total consideration for these three acquisitions was $6.4 million. Contingent consideration of $0.5 million is payable if KKH Corporation's separate-company profits exceed certain amounts through 1999. Any such payments will increase goodwill in the fiscal years during which the earnings requirements are met.

         The net purchase price for these four acquisitions was allocated based upon the respective acquisition-date fair market values of assets acquired and liabilities assumed, as follows:

(in thousands)
- --------------
Assets acquired, other than cash                            $ 18,899
Goodwill                                                      13,829
                                                            --------
                                                              32,728
Less liabilities assumed                                      12,257
                                                            --------
Purchase price, net of cash acquired                        $ 20,471
                                                            ========

         Goodwill of $10.2 million was associated with the acquisition of The Red Calliope and Associates, Inc., and is being amortized over a period of thirty years. The remaining goodwill arises principally from the acquisition of Textile, Inc. and is being amortized primarily over fifteen years.

         The following unaudited pro forma information presents the Company's consolidated results of operations as though the acquisition of The Red Calliope and Associates, Inc. had occurred on the first day of fiscal 1995. These pro forma results do not purport to be indicative of the results which would have been achieved had the acquisition been made on that date, or of future results of operations. The pro forma information does not include the other three acquired companies, since their inclusion would not materially alter the information shown therein or the Company's reported consolidated results of operations.

(in thousands)                                 1996             1995
- --------------                              ---------        ---------
Net sales                                   $ 238,510        $ 236,868
Net earnings                                    4,070           10,779
Earnings per share                               0.50             1.27


3.       INVENTORIES

         Major classes of inventory were as follows:

(in thousands)                                 1996             1995
- --------------                               --------         --------
Raw materials and supplies                   $ 23,076         $ 24,846
Work in process                                 2,916            2,831
Finished goods                                 21,277           17,232
                                             --------         --------
                                             $ 47,269         $ 44,909
                                             ========         ========


4.       FINANCING ARRANGEMENTS

         Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. The Company does not borrow funds from its factor or take advances against receivables so assigned. Under the terms of the factoring agreement, the factor remits payments to the Company on the approximate due dates of the assigned invoices. The factor bears credit losses with respect to assigned receivables which are within approved credit lines. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of earnings, were: $ 1,477,000 (1996), $1,702,000(1995) and $1,501,000 (1994).

         Notes Payable: At March 31, 1996, the Company had uncommitted lines of credit totaling $40,000,000 with two banks at floating rates of interest which generally do not exceed the banks' respective prime lending rates. No fees or compensating balances are required under these arrangements, and the lines are cancelable at the banks' discretion. Annual average borrowings and weighted average interest rates under these arrangements were $18,291,000 at 6.4% in 1996 and $17,720,000 at 5.6% in 1995. The weighted average interest rates on borrowings outstanding under these arrangements at March 31, 1996 and April 2, 1995, were 6.0% and 6.7%, respectively.

         Long-Term Debt: At March 31, 1996 and April 2, 1995, long-term debt consisted of:

(in thousands)                                  1996             1995
- --------------                                --------         --------
Private placements:
  6.56% to 7.27% unsecured
    notes (6.92% weighted
    average) due in annual
    installments of $7,143 from
    October 1999 through
    October 2005                              $ 50,000

  9.22% unsecured note due in
    semiannual installments of
    $2,500 through November 1996                 5,000         $ 10,000

Floating rate bank revolving
  credit facilities maturing
  August 1998                                   19,000

 Other                                             400
                                              --------         --------
                                                74,400           10,000
 Less current maturities                         5,100            5,000
                                              --------         --------
                                              $ 69,300         $  5,000
                                              ========         ========

         During the second quarter of fiscal 1996, the Company entered into unsecured revolving credit agreements totaling $30 million with two banks. The interest rate on borrowings under these lines is based on the London Interbank Offered Rate (LIBOR). At March 31, 1996, the weighted average interest rate on amounts outstanding under these facilities was 5.9%. The Company pays facility fees on the unused portions of the committed credit lines.

         The unsecured notes, which are placed with an insurance company, and the bank revolving credit facilities contain similar restrictive covenants requiring the Company to maintain certain ratios of earnings to fixed charges and of total debt to total capitalization. In addition, the bank revolving credit facilities contain certain covenants requiring the Company to maintain minimum levels of shareholders' equity and certain ratios of total debt to cash flow. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock. At March 31, 1996, the Company was in compliance with all restrictive covenants, and retained earnings of approximately $8.6 million were available for dividend payments.

         Scheduled maturities of long-term debt in each of the next five fiscal years are: $5,100,000 in 1997, $100,000 in 1998, $19,100,000 in 1999,
$7,243,000 in 2000 and $7,143,000 in 2001. The fair value at March 31, 1996 of the Company's long-term obligations, which amount has been estimated by discounting the projected cash flows using rates currently available to the Company for loans with similar terms and maturities, approximates their carrying value.


5.       INCOME TAXES

         The provisions for income taxes are summarized as follows:

(in thousands)                 1996             1995              1994
- --------------               -------          -------           -------
Current:

 Federal                     $ 1,645          $ 4,869           $ 4,196

 State and local                 180              316               272
                             -------          -------           -------

Total current                  1,825            5,185             4,468
                             -------          -------           -------

Deferred:

 Federal                         824            1,082               610

 State and local                 (57)             163                38
                             -------          -------           -------

Total  deferred                  767            1,245               648
                             -------          -------           -------
                             $ 2,592          $ 6,430           $ 5,116
                             =======          =======           =======

         The tax effects of temporary differences which comprise the deferred tax liabilities and assets are as follows:

(in thousands)                                        1996              1995
- --------------                                      -------           -------
Gross deferred income tax
  liabilities:

Property, plant and equipment                       $ 6,280           $ 4,513

DISC earnings deferral                                  907               690

Other                                                   395               502
                                                    -------           -------

Total gross deferred income
  tax liabilities                                     7,582             5,705
                                                    -------           -------

Gross deferred income tax assets:

Employee benefit accruals                             1,277             1,000

Accounts receivable reserves                            537               290

Other                                                   342               219
                                                    -------           -------

Total gross deferred income tax assets                2,156             1,509
                                                    -------           -------

Net deferred income tax liability                   $ 5,426           $ 4,196
                                                    =======           =======

         A reconciliation between the provisions for income taxes computed by applying the applicable maximum federal statutory rates to earnings before income taxes and the provisions for income taxes is as follows:

(in thousands)                                  1996        1995         1994
- --------------                                -------     -------      -------
Income taxes at federal statutory rates       $ 2,289     $ 6,118      $ 4,944

Non-deductible amortization of goodwill           125           2            1

State income taxes net of federal income
  tax benefit                                      80         311          202

Other                                              98          (1)         (31)
                                              -------     -------      -------

Provisions for income taxes                   $ 2,592     $ 6,430      $ 5,116
                                              =======     =======      =======


6.       RETIREMENT PLANS

         The Company maintains an Employee Stock Ownership Plan, which provides for annual contributions by the Company at the discretion of the Board of Directors for the benefit of eligible employees. Contributions can be made either in cash or in shares of the Company's common stock. Participation in the Plan is open to all Company employees who are at least twenty-one years of age and who have been employed by the Company for at least one year. The Company recognized expense of $600,000, $750,000 and $650,000 for its cash contributions to the Plan in 1996, 1995 and 1994, respectively.

         Effective January 1, 1996, the Company established an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Under the Plan, employees generally may elect to exclude up to 15% of their compensation from amounts subject to income tax as a salary deferral contribution. The Board of Directors determines each calendar year the portion, if any, of employee contributions which will be matched by the Company. For calendar 1996, the Company will make a matching contribution to each employee in an amount equal to the first 2% of such contributions. The Company's matching contributions to the Plan were approximately $118,000 for fiscal 1996 during the three months of that fiscal year in which this Plan was in effect.


7.       STOCK OPTIONS

         The Company's 1976 and 1995 Stock Option Plans provide for the grant of non-qualified stock options to officers and key employees at prices no less than the price of the stock on the date of each grant. In addition, the 1995 Stock Option Plan provides for the grant of incentive stock options to employees and a fixed annual grant of 2,000 non-qualified stock options to each non-employee director on the day after each year's annual meeting of shareholders. Through March 31, 1996, non-qualified options covering a total of 6,000 shares have been issued to non-employee directors and no incentive options have been issued. One-third of the non-qualified options become exercisable on each of the first three anniversaries of their issuance. The non-qualified options expire on the fifth anniversary of their issuance.

                 A total of 5,225,000 shares of common stock have been authorized for issuance under the Plans. At March 31, 1996, 1,228,101 options were reserved for future issuance. The options outstanding at March 31, 1996 expire through March 2001, have an average exercise price of $13.97, and include 779,840 options exercisable at March 31, 1996.

         The following table summarizes stock option activity during each of the most recent three fiscal years:


                                          1996          1995           1994
                                       ---------     ---------      ---------
Options outstanding,
  beginning of year                    1,385,207     1,086,906        690,198

Options granted                          515,209       536,250        549,500

Options canceled                        (109,629)      (70,339)       (28,003)

Options exercised                        (46,645)     (167,610)      (124,789)
                                       ---------     ---------      ---------

Options outstanding,
  end of year                          1,744,142     1,385,207      1,086,906
                                       ---------     ---------      ---------

Price range of options
  granted:

  High                                 $   17.50     $   20.63      $   19.75

  Low                                       9.50         14.63          13.25

Price range of options
  exercised:

  High                                 $   15.75     $   15.25      $   16.88

  Low                                      10.63         10.63           6.14

Average price of options
  exercised                            $   12.94     $   12.46      $   10.81

Price range of options
  outstanding at end of year:

  High                                 $   20.63     $   20.63      $   19.75

  Low                                       9.50         10.63          10.63

         Optionees may pay the option price of options exercised by surrendering to the Company shares of the Company's stock that the optionee has owned for at least six months prior to the date of such exercise. Further, optionees may satisfy their required income tax withholding obligations upon the exercise of options by requesting the Company to withhold the number of otherwise issuable shares with a market value equal to such tax withholding obligation.

         On March 29, 1996, the Compensation Committee of the Company's Board of Directors authorized the Company to issue new options on April 12, 1996, in exchange for stock options which had been issued after December 31, 1991, were held by active employees who elected to participate in the exchange, and for which the closing market price on April 12, 1996 was at least $0.25 below the option exercise price. The number of options so issued would be equal to 80% of any option exchanged which had originally been issued in calendar 1992 and 100% of options exchanged which had originally been issued after December 31, 1992. Under this program, options covering a total of 1,613,474 shares at an average option price of $14.14 were canceled and options for 1,569,936 shares were issued at an exercise price of $10.25 per share, or $0.25 in excess of the closing market price of the Company's stock on April 12, 1996. The replacement options will vest and expire on the same basis as any other options issued by the Company.


8.       MAJOR CUSTOMERS

         The Company's sales to Wal-Mart Stores, Inc. constituted 18.2%, 17.3% and 16.1% of net sales, respectively, in 1996, 1995 and 1994. The Company's sales to JC Penney Company constituted 11.8% of net sales in 1994.


9.       COMMITMENTS

         Lease Commitments: At March 31, 1996, the Company's minimum annual rentals under noncancelable operating leases, principally for manufacturing, warehousing and office facilities, were as follows:

(in thousands)
- --------------
1997                                                         $ 2,400
1998                                                           1,999
1999                                                           1,592
2000                                                           1,319
2001                                                           1,111
Thereafter                                                       965
                                                             -------
                                                             $ 9,386
                                                             =======

         Total rent expense was $2,990,000, $2,486,000 and $1,620,000 for 1996,
1995 and 1994, respectively.

         Letters of Credit: At March 31, 1996, the Company had outstanding letters of credit, primarily for purchases of inventory, aggregating $4.4 million.

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
Selected Quarterly Financial Information

                                                              First          Second          Third         Fourth
UNAUDITED     ($ in thousands, except per share amounts)     Quarter        Quarter         Quarter        Quarter
              ------------------------------------------    --------        --------       --------       --------
              FISCAL YEAR ENDED MARCH 31, 1996

              Net sales                                     $ 39,207        $ 57,330       $ 62,209       $ 60,256
              Gross profit                                     7,551          12,243         13,288          9,370
              Net earnings                                       456           2,118          2,095           (722)
              Net earnings per share                            0.05            0.26           0.26          (0.09)


              FISCAL YEAR ENDED APRIL 2, 1995

              Net sales                                     $ 39,713        $ 55,945       $ 59,702       $ 55,603
              Gross profit                                     7,700          12,668         14,501         11,862
              Net earnings                                     1,243           3,122          4,165          2,520
              Net earnings per share                            0.15            0.37           0.49           0.30

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has neither changed its independent accountants nor had any disagreements on accounting or financial disclosure with such accountants.


                                    PART III

     The Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders on August 8, 1996 is hereby incorporated herein by reference.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


(A)1.    FINANCIAL STATEMENTS

     The following consolidated financial statements of Registrant are filed with this report and included in Part II, Item 8:

                                                            Page

     Report of Independent Auditors....................     F-2

     Consolidated Balance Sheets as of
       March 31, 1996 and April 2, 1995................     F-3

     Consolidated Statements of Earnings
       for the Three Fiscal Years in the
       Period Ended March 31, 1996.....................     F-4

     Consolidated Statements of Changes in
       Shareholders' Equity for the Three Fiscal
       Years in the Period Ended March 31, 1996........     F-5

     Consolidated Statements of Cash Flows
       for the Three Fiscal Years in the
       Period Ended March 31, 1996.....................     F-6

     Notes to Consolidated Financial
       Statements......................................     F-7

(A)2.  FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule of Registrant is filed with this report:


                                                                   Page
     Schedule VIII-  Valuation and Qualifying Accounts.........     18



     All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
Schedule VIII-Valuation and Qualifying Accounts

($ in thousands)

Column A                                               Column B         Column C        Column D         Column E
                                                      ----------       ----------      ----------       ----------
                                                                        Additions
                                                      Balance at       Charged To                        Balance at
                                                       Beginning        Costs and                          End of
                                                       of Period         Expenses      Deductions *        Period
                                                      ----------       ----------      ------------      ----------
Accounts Receivable Valuation Accounts:

Year Ended April 3, 1994
     Reserve for doubtful accounts                       $  199          $  124           $   30           $  293
     Reserve for customer deductions                        401             457                               858

Year Ended April 2, 1995
     Reserve for doubtful accounts                       $  293          $   55           $  318           $   30
     Reserve for customer deductions                        858                              135              723

Year Ended March 31, 1996
     Reserve for doubtful accounts                       $   30          $   67           $   18           $   79
     Reserve for customer deductions                        723             453                             1,176


* Deductions from the reserve for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(A)3. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     The following Executive Compensation Plans and Arrangements are filed with this Form 10-K or have been previously filed as indicated below:

     1. Crown Crafts, Inc. 1976 Non-Qualified Stock Option Plan. (6)(Exhibit 10(b)(i))

     2. Philip Bernstein Death Benefits Agreement dated March 30, 1992 (5) (Exhibit 10(b)(ii))

     3. Description of Crown Crafts, Inc. Executive Incentive Bonus Plan (5) (Exhibit 10(b)(iii))

     4. Crown Crafts, Inc. 1995 Stock Option Plan (1) (Exhibit 10(b)(iv))

     5. Form of Nonstatutory Stock Option Agreement (pursuant to 1995 Stock Option Plan) (1) (Exhibit 10(b)(v))

     6. Form of Nonstatutory Stock Option Agreement for Nonemployee Directors (pursuant to 1995 Stock Option Plan) (1) (Exhibit 10(b)(vi))

(A)5.   EXHIBITS

     Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:


EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBITS
- -------                   -----------------------
2(a)            Merger Agreement dated as of October 8, 1995 between and among
                Registrant and CC Acquisition Corp, and Neal Fohrman and
                Stanley Glickman and The Red Calliope and Associates, Inc. (7)


3(a)            Restated Articles of Incorporation of
                Registrant. (1)

3(b)            Bylaws of Registrant. (1)


4(a) Instruments defining the rights of security holders are contained in the Restated Articles of Incorporation of Registrant, and Article I of the Restated Bylaws of
                Registrant. (1)


4(b)          Form of Rights Agreement dated as of August 11, 1995 between the
              Registrant and Trust Company Bank, including Form of Right
              Certificate and Summary of Rights to Purchase Common Shares. (2)

10(a)(i)      9.22% Note Agreement with The Prudential Insurance Company of America.
              (3)

10(a)(ii)     Letter Agreement with The Prudential Insurance Company of America dated July 23, 1991. (4)

10(a)(iii)    Letter Agreement with The Prudential Insurance Company of America dated April 9, 1992. (4)

10(a)(iv)     Letter Agreement with The Prudential Insurance Company of America dated May 21, 1993. (5)

10(a)(v) Letter Agreement with The Prudential Insurance Company of America dated July 14, 1994 (8)

10(a)(vi)     Letter Agreement with The Prudential Insurance Company of America dated July 29, 1994 (8)

10(a)(vii)    Letter Agreement with The Prudential Insurance Company of America dated March 31, 1995 (8)

10(a)(viii)   Letter Agreement with The Prudential Insurance Company of America dated October 12, 1995 (1)

10(b)(i)      Crown Crafts, Inc. Non-Qualified Stock Option Plan. (6)

10(b)(ii)     Philip Bernstein Death Benefits Agreement dated March 30, 1992.
              (5)

10(b)(iii)    Description of Crown Crafts, Inc. Executive Incentive Bonus Plan.
              (5)

10(b)(iv)     Crown Crafts, Inc. 1995 Stock Option Plan (1)

10(b)(v)      Form of Nonstatutory Stock Option Agreement (pursuant to 1995
              Stock Option Plan) (1)

10(b)(vi)     Form of Nonstatutory Stock Option Agreement for Nonemployee
              Directors (pursuant to 1995 Stock Option Plan) (1)

10(c)(i)      Revolving Credit Agreement dated August 25, 1995 with NationsBank,
              National Association (Carolinas) (1)

10(c)(ii)     Amendment No. 1 to Revolving Credit Agreement dated May 1, 1996 with
              NationsBank, National Association (Carolinas)

10(d)(i)      Revolving Credit Agreement dated August 25, 1995 with Wachovia Bank of
              Georgia, N.A. (1)

10(d)(ii)     Amendment No. 1 to Revolving Credit Agreement dated May 1, 1996 with
              Wachovia Bank of Georgia, N.A.

10(e)(i)      Note Purchase and Private Shelf Facility dated October 12, 1995 with
              The Prudential Insurance Company of America (1)

10(e)(ii)     Letter Agreement dated April 4, 1996 with The Prudential Insurance
              Company of America

21            Subsidiaries of the Registrant

23            Consent of Deloitte & Touche LLP

27            Financial Data Schedule (for SEC use only)


         There were no reports on Form 8-K during the quarter ended March 31, 1996.
- ----------------------


     (1) Incorporated herein by reference to exhibit of same number to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1995.

     (2) Incorporated herein by reference to exhibit of same number to Registrant's Report on Current Form 8-K dated August 22, 1995.

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

     (7) Incorporated herein by reference to exhibit of same number to Registrants Report on Current Form 8-K dated November 13, 1995.

     (8) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CROWN CRAFTS, INC.


                                     BY:/s/ MICHAEL H. BERNSTEIN
                                     ---------------------------
                                     Michael H. Bernstein
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     SIGNATURES                            TITLE                         DATE
     ----------                            -----                         ----
/s/MICHAEL H. BERNSTEIN               President and Chief           June 27, 1996
- -----------------------               Executive Officer,
Michael H. Bernstein                  Director

/s/PHILIP BERNSTEIN                   Chairman of the Board         June 27, 1996
- -----------------------
Philip Bernstein


/s/E. RANDALL CHESTNUT                Director                      June 27, 1996
- -----------------------
E. Randall Chestnut


/s/ROGER D. CHITTUM                   Director                      June 27, 1996
- -----------------------
Roger D. Chittum


/s/PAUL A.CRISCILLIS,JR.              Director and Chief            June 27, 1996
- -----------------------               Financial Officer
Paul A. Criscillis, Jr.


/s/PATRICIA G. KNOLL                  Director                      June 27, 1996
- -----------------------
Patricia G. Knoll


/s/RUDOLPH J. SCHMATZ                 Director                      June 27, 1996
- -----------------------
Rudolph J. Schmatz


/s/JANE E. SHIVERS                    Director                      June 27, 1996
- -----------------------
Jane E. Shivers


/s/ALFRED M. SWIREN                   Director                      June 27, 1996
- -----------------------
Alfred M. Swiren

/s/RICHARD N. TOUB                    Director                      June 27, 1996
- -----------------------
Richard N. Toub


/s/ROBERT E. SCHNELLE                 Chief Accounting Officer,     June 27, 1996
- -----------------------               Treasurer
Robert E. Schnelle

