Form 10-Q
period 1996-06-30
CROWN CRAFTS INC
filed 1996-08-13
CIK 25895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


              (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

          (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                           Commission File No. 1-7604



                              CROWN CRAFTS, INC.
- ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Georgia                                     58-0678148
- ----------------------------------------------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

          1600 RiverEdge Parkway, Suite 200, Atlanta, Georgia 30328
- -----------------------------------------------------------------------------
                  (Address of principal executive offices)

                                  (770) 644-6400
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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
The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of August 8, 1996 was 7,944,201.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1996 (UNAUDITED) AND MARCH 31, 1996



                                             June 30,     March 31,
(in thousands)                                1996         1996
- ---------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                      $    281     $    517
   Accounts receivable, net:
      Due from factor                          14,247       27,943
      Other                                    11,952       12,901
   Inventories                                 56,219       47,269
   Deferred income taxes                        1,487        1,510
      Other current assets                      3,643        3,474
                                             --------     --------
         Total Current Assets                  87,829       93,614
                                             --------     --------
PROPERTY, PLANT AND EQUIPMENT - at cost:
  Land, buildings and improvements             45,035       44,274
  Machinery and equipment                      65,342       65,782
  Furniture and fixtures                        1,574        1,544
                                             --------     --------
                                              111,951      111,600
  Less accumulated depreciation                35,625       34,265
                                             --------     --------
      Property, Plant and Equipment - net      76,326       77,335
                                             --------     --------
OTHER ASSETS
  Goodwill                                     13,383       13,526
  Other                                         1,553        1,223
                                             --------     --------
     Total Other Assets                        14,936       14,749
                                             --------     --------
TOTAL                                        $179,091     $185,698
                                             ========     ========


            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                          CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1996 (UNAUDITED) AND MARCH 31, 1996




                                                                    June 30,   March 31,
(dollars in thousands, except par value per share)                    1996        1996
- -----------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                     $ 16,750   $   1,180
  Accounts payable                                                    13,255      12,480
  Income taxes payable                                                    94          46
  Accrued wages and benefits                                           3,848       3,607
  Other accrued liabilities                                            3,159       3,332
  Current maturities of long-term debt                                 2,600       5,100
                                                                    --------   ---------
     Total Current Liabilities                                        39,706      25,745
                                                                    --------   ---------
LONG-TERM DEBT                                                        50,300      69,300
                                                                    --------   ---------
DEFERRED INCOME TAXES                                                  6,937       6,936
                                                                    --------   ---------
OTHER LIABILITIES                                                        713         700
                                                                    --------   ---------
SHAREHOLDERS' EQUITY:
  Common stock - par value $1.00 per share;
    50,000,000 shares authorized; 9,050,636
    shares issued                                                      9,051       9,051
 Additional paid-in capital                                           34,438      34,438
 Retained earnings                                                    52,745      54,327
 Less:
    1,106,435 shares of common
    stock held in treasury                                           (14,799)    (14,799)
                                                                    --------   ---------
        Total Shareholders' Equity                                    81,435      83,017
                                                                    --------   ---------
TOTAL                                                               $179,091   $ 185,698
                                                                    ========   =========


           See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENTS OF EARNINGS
                         JUNE 30, 1996 AND JULY 2, 1995
                                  (UNAUDITED)



                                            June 30,       July 2,
(in thousands, except per share data)        1996           1995
- ------------------------------------------------------------------
NET SALES                                  $  44,400     $  39,207

COST OF PRODUCTS SOLD                         37,488        31,656
                                           ---------     ---------
GROSS PROFIT                                   6,912         7,551

MARKETING AND
  ADMINISTRATIVE EXPENSES                      8,214         6,546
                                           ---------     ---------
EARNINGS (LOSS) FROM OPERATIONS               (1,302)        1,005

OTHER INCOME (EXPENSE):
  Interest expense                            (1,258)         (529)
  Cotton futures transactions                                   62
  Other - net                                    193           190
                                           ---------     ---------
EARNINGS (LOSS) BEFORE INCOME
  TAXES                                       (2,367)          728

PROVISIONS (CREDITS) FOR INCOME
  TAXES                                       (1,024)          272
                                           ---------     ---------
NET EARNINGS (LOSS)                        $  (1,343)    $     456
                                           =========     =========
EARNINGS (LOSS) PER SHARE                  $   (0.17)    $    0.05
                                           =========     =========
AVERAGE SHARES
  OUTSTANDING                              7,944,201     8,565,429
                                           =========     =========
DIVIDENDS DECLARED PER
  SHARE                                    $    0.03     $    0.03
                                           =========     =========


            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED JUNE 30, 1996 AND
                                  JULY 2, 1995
                                  (UNAUDITED)


                                                          June 30,       July 2,
(in thousands)                                             1996          1995
- ---------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net earnings                                           $ (1,343)       $   456
  Adjustments to reconcile net earnings to net
    cash provided by (used for) operating activities:
    Depreciation and amortization of property, plant
     and equipment                                          2,437          2,112
    Amortization of goodwill                                  143             52
    Deferred income taxes                                      24            (12)
     Gain on disposal of property, plant and equipment       (112)           (74)
  Changes in assets and liabilities:
    Accounts receivable                                    14,645          8,209
    Inventories                                            (8,950)       (10,947)
    Other current assets                                     (169)          (125)
    Other assets                                             (330)          (131)
    Accounts payable                                          775          3,573
    Income taxes payable                                       48            (18)
    Accrued liabilities                                        68           (562)
    Other liabilities                                          13             12
                                                         --------        -------
Net Cash Provided by Operating Activities                   7,249          2,545
                                                         --------        -------
INVESTING ACTIVITIES:
    Capital expenditures                                   (1,647)        (6,973)
    Acquisitions, net of cash acquired                                    (3,958)
    Proceeds from sale of property, plant and
     equipment                                                331            199
                                                         --------        -------
Net Cash Used For Investing Activities                     (1,316)       (10,732)
                                                         --------        -------
FINANCING ACTIVITIES:
  Payment of long-term debt                                (2,500)        (2,750)
  Increase (decrease) in bank revolving credit            (19,000)
  Increase in notes payable                                15,570         10,595
  Exercise of stock options                                                  455
  Cash dividends                                             (239)          (257)
                                                         --------        -------
Net Cash Provided By (Used For) Financing Activities       (6,169)         8,043
                                                         --------        -------
NET DECREASE IN CASH
  (carried forward)                                      $   (236)       $  (144)
                                                         ========        =======

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED JUNE 30, 1996 AND
                                  JULY 2, 1995
                                  (UNAUDITED)




                                                 June 30,     July 2,
(dollars in thousands)                             1996         1995
- --------------------------------------------------------------------
NET DECREASE IN CASH
  (brought forward)                               $ (236)      $(144)

CASH, beginning of period                            517         567
                                                  ------       -----
CASH, end of period                               $  281       $ 423
                                                  ======       =====
Supplemental Cash Flow Information:
  Income taxes paid                               $   68       $ 141
                                                  ======       =====
  Interest paid net of amounts capitalized        $1,220       $ 534
                                                  ======       =====

            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations and its cash flows for the periods ended June 30, 1996 and July 2, 1995. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2. The computation of net earnings per share for the periods ended June 30, 1996 and July 2, 1995 is based on simple average shares outstanding. Stock options outstanding did not have a material dilutive effect during either period.

3.   Major classes of inventory were as follows (in thousands):


                           June 30,   March 31,
                            1996       1996
                           -------    -------
Raw materials              $27,899    $23,076
Work in process              4,575      2,916
Finished goods              23,745     21,277
                           -------    -------
                           $56,219    $47,269
                           =======    =======

4. Operating results of interim periods are not necessarily indicative of results to be expected for the year.

5. Certain reclassifications have been made to the July 2, 1995 financial statements to conform to the June 30, 1996 presentation.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JULY 2,
1995

Consolidated net sales increased $5.6 million or 13.2% to $44.4 million in the current year quarter. The increase was attributable to incremental net sales of $9.8 million from businesses acquired by the Company subsequent to the end of the comparable prior year quarter, offset by declines in net sales of comforters, comforter accessories and throws.

Gross profit as a percentage of net sales declined to 15.6% for the quarter ended June 30, 1996 from 19.3% for the quarter ended July 2, 1995, primarily due to underutilization of production capacity at the Company's primary manufacturing facilities. This underutilization resulted from particularly weak demand for comforters, comforter accessories and throws during the first quarter, which is also normally the slowest period of the fiscal year for sales of these product categories. Capacity utilization has improved with the start of the second quarter.

Marketing and administrative expenses increased $1.7 million or 25.5% to $8.2 million in the current year quarter. The incremental marketing and administrative expenses of the businesses acquired subsequent to the end of the comparable prior year quarter, accounted for $1.5 million of the increase.

Interest costs incurred increased to $1.3 million in the current year quarter from $0.6 million (including capitalized interest of $114,000) in the prior year quarter. This increase was due to higher levels of debt outstanding. The higher debt levels are attributable to fiscal 1996 capital expenditures of $23.7 million, acquisitions of $20.5 million and purchases of treasury stock of $7.5 million.

The effective income tax rate increased to 43.3% for the three month period ended June 30, 1996 from 37.4% for the three month period ended July 2, 1995. This increase is attributable to an increase of $91,000 in financial statement expenses for nondeductible amortization of goodwill and higher state and local income tax rates applicable to acquired companies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company maintains uncommitted lines of credit totaling $40 million with two banks at floating interest rates. Total borrowings outstanding under these lines at June 30, 1996 were $16.8 million. The Company also has unsecured committed revolving credit agreements totaling $30 million with two banks at interest rates based on the London Interbank Offered Rate (LIBOR). There were no outstanding borrowings under these agreements at June 30, 1996.

Total debt outstanding decreased to $69.7 million at June 30, 1996 from $75.6 million at March 31, 1996. The ratio of debt to equity was 0.86:1 at June 30, 1996 compared to 0.91:1 at March 31, 1996. The decrease in total debt was attributable to a reduction of $14.6 million in accounts receivable partially offset by additional borrowings to fund an increase in inventories. Despite the reduction in total debt outstanding, working capital decreased to $48.1 million at June 30, 1996 from $67.9 million at March 31, 1996, primarily as the result of an increase of $15.6 million in notes payable. To take advantage of lower interest rates, the Company increased the amount borrowed on its uncommitted lines which are classified as short-term notes payable to repay amounts outstanding on its committed revolving credit facilities which are classified as long-term debt.

Total inventories increased $8.9 million to $56.2 million at June 30, 1996 from $47.3 million at March 31, 1996. This inventory build up is a seasonal pattern to bring stock to adequate levels to meet the heavier shipping demands in the second and third quarters of the fiscal year.

OTHER MATTERS

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 addresses issues surrounding the measurement and recognition of losses when the value of certain assets has been deemed to be permanently impaired. This Statement was effective for the Company beginning April 1, 1996 and had no impact on the Company's financial position as of June 30, 1996, or results of operations for the three month period then ended.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which was effective for the Company beginning April 1, 1996.
SFAS No. 123 establishes a method of accounting for stock compensation plans based on fair value, but also permits companies to continue to account for stock options under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company will continue to account for stock-based compensation following the intrinsic value method. SFAS No. 123 requires disclosure in the notes to financial statements of pro forma net income and earnings per share as if the alternative method established in SFAS No. 123 had been used to measure compensation cost. The Company will disclose the required pro forma information in the notes to its financial statements for the year ended March 30, 1997.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS
- ------      -----------------------
10(d)(iii)  Amendment No. 2 to Revolving Credit Agreement dated June 28, 1996 with Wachovia Bank of Georgia, N.A.

10(c)(iii)  Amendment No. 2 to Revolving Credit Agreement dated June 28, 1996 with NationsBank, N.A., formerly known as NationsBank, National
            Association (Carolinas)
27          Financial Data Schedule (for SEC use only)

      There were no reports on Form 8-K during the quarter ended June 30, 1996.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996

                                   SIGNATURES


     Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CROWN CRAFTS, INC.





Date:  August 13, 1996           /s/  Robert E. Schnelle
       ---------------           ---------------------------
                                 ROBERT E. SCHNELLE
                                 Treasurer
                                 (Chief Accounting Officer)