Form 10-Q
period 1996-09-29
CROWN CRAFTS INC
filed 1996-11-13
CIK 25895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


              (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 29, 1996

          ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                           Commission File No. 1-7604
                                               ------


                              CROWN CRAFTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Georgia                                       58-0678148
-----------------------------------------   -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

           1600 Riveredge Parkway, Suite 200, Atlanta, Georgia  30328
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (770) 644-6400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_   No ___

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of November 11, 1996 was 7,944,201.
                                        ----------

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 29, 1996 (UNAUDITED) AND MARCH 31, 1996






                                                     September 29,   March 31,
(dollars in thousands)                                   1996          1996
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash                                                 $    414      $    517
   Accounts receivable, net:
     Due from factor                                      35,330        27,943
     Other                                                 5,664        12,901
   Inventories                                            57,846        47,269
   Deferred income taxes                                   1,487         1,510
   Other current assets                                    3,167         3,474
                                                        --------      --------
        Total Current Assets                             103,908        93,614
                                                        --------      --------
PROPERTY, PLANT AND EQUIPMENT - at cost:
   Land, buildings and improvements                       45,855        44,274
   Machinery and equipment                                65,739        65,782
   Furniture and fixtures                                  1,596         1,544
                                                        --------      --------
                                                         113,190       111,600
   Less accumulated depreciation                          38,092        34,265
                                                        --------      --------
        Property, Plant and Equipment - net               75,098        77,335
                                                        --------      --------

OTHER ASSETS
   Goodwill                                               13,240        13,526
   Other                                                   1,588         1,223
                                                        --------      --------
        Total Other Assets                                14,828        14,749
                                                        --------      --------

TOTAL                                                   $193,834      $185,698
                                                        ========      ========

            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 29, 1996 (UNAUDITED) AND MARCH 31, 1996





                                                  September 29,  March 31,
(dollars in thousands)                                1996         1996
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                      $  3,450   $  1,180
   Accounts payable                                     19,371     12,480
   Income taxes payable                                    851         46
   Accrued wages and benefits                            4,474      3,607
   Other accrued liabilities                             5,007      3,332
   Current maturities of long-term debt                  2,600      5,100
                                                      --------   --------
    Total Current Liabilities                           35,753     25,745
                                                      --------   --------

LONG-TERM DEBT                                          67,300     69,300
                                                      --------   --------

DEFERRED INCOME TAXES                                    6,937      6,936
                                                      --------   --------

OTHER LIABILITIES                                          726        700
                                                      --------   --------

SHAREHOLDERS' EQUITY:
   Common stock - par value $1.00 per share;
   50,000,000 shares authorized;
   9,050,636 shares issued                               9,051      9,051
   Paid-in capital                                      34,438     34,438
   Retained earnings                                    54,428     54,327
   Less:
     1,106,435 shares of common
     stock held in treasury                            (14,799)   (14,799)
                                                      --------   --------
        Total Shareholders' Equity                      83,118     83,017
                                                      --------   --------

TOTAL                                                 $193,834   $185,698
                                                      ========   ========

            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENTS OF EARNINGS
               SEPTEMBER 29, 1996 (UNAUDITED) AND OCTOBER 1, 1995


                                  (UNAUDITED)



                               THREE MONTHS ENDED               SIX MONTHS ENDED
                               ------------------          --------------------------
(dollars in thousands, except   Sept. 29,      Oct. 1,      Sept. 29,      Oct. 1,
per share data)                    1996          1995          1996          1995
------------------------------------------------------------------------------------
NET SALES                        $  74,848     $  57,330     $ 119,248     $  96,537

COST OF PRODUCTS SOLD               59,469        45,087        96,957        76,743
                                 ---------     ---------     ---------     ---------
GROSS PROFIT                        15,379        12,243        22,291        19,794

MARKETING AND
  ADMINISTRATIVE EXPENSES           10,760         7,650        18,974        14,196
                                 ---------     ---------     ---------     ---------
EARNINGS FROM OPERATIONS             4,619         4,593         3,317         5,598

OTHER INCOME (EXPENSE):
  Interest expense                  (1,308)         (684)       (2,567)       (1,213)
  Other - net                           98          (527)          292          (275)
                                 ---------     ---------     ---------     ---------
EARNINGS BEFORE INCOME
   TAXES                             3,409         3,382         1,042         4,110

PROVISIONS FOR INCOME
   TAXES                             1,488         1,264           464         1,536
                                 ---------     ---------     ---------     ---------

NET EARNINGS                     $   1,921     $   2,118     $     578     $   2,574
                                 =========     =========     =========     =========

NET EARNINGS PER SHARE           $    0.24     $    0.26     $    0.07     $    0.31
                                 =========   ===========   ===========     =========
AVERAGE SHARES
   OUTSTANDING                   7,944,201     8,046,468     7,944,201     8,305,949
                                 =========   ===========   ===========     =========
DIVIDENDS DECLARED PER
   SHARE                         $    0.03     $    0.03     $    0.06     $    0.06
                                 =========   ===========   ===========     =========

            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED SEPTEMBER 29, 1996 AND
                           OCTOBER 1, 1995(UNAUDITED)


                                                            September 29,         October 1,
(dollars in thousands)                                          1996                 1995
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net earnings                                                $   578            $  2,574
  Adjustments to reconcile net earnings to net
  cash provided by (used for) operating activities:
    Depreciation and amortization of property,
      plant and equipment                                       4,927               4,284
    Amortization of goodwill                                      286                 103
    Deferred income taxes                                          24                   2
  Gain on disposal of property, plant and equipment              (118)                (66)
  Changes in assets and liabilities:
    Accounts receivable                                          (150)             (5,813)
    Inventories                                               (10,577)            (13,713)
    Other current assets                                          307                (850)
    Other assets                                                 (365)                (73)
    Accounts payable                                            6,891               1,483
    Income taxes payable                                          805               1,086
    Accrued liabilities                                         2,542               1,575
    Other liabilities                                              26                  25
                                                            ---------            --------
  Net Cash Provided by (Used for) Operating Activities          5,176              (9,383)
                                                            ---------            --------
INVESTING ACTIVITIES:
  Capital expenditures                                         (2,908)            (15,540)
  Acquisition, net of cash acquired                                                (3,958)
  Proceeds from sale of property, plant and equipment             336                 333
                                                            ---------            --------
  Net Cash Used for Investing Activities                       (2,572)            (19,165)
                                                            ---------            --------
FINANCING ACTIVITIES:
  Payment of long-term debt                                    (2,500)             (2,850)
  Decrease in bank revolving credit                            (2,000)
  Long-term borrowings                                                             53,860
  Increase (decrease) in notes payable                          2,270             (15,070)
  Purchase of common stock for treasury                                            (7,534)
  Exercise of stock options                                                           508
  Cash dividends                                                 (477)               (496)
                                                            ---------            --------
Net Cash Provided (Used for) by Financing Activities           (2,707)             28,418
                                                            ---------            --------
NET DECREASE IN CASH
(carried forward)                                             $  (103)           $  (130)

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED SEPTEMBER 29, 1996 AND
                                OCTOBER 1, 1995
                                  (UNAUDITED)




                                                September 29,  October 1,
(dollars in thousands)                              1996          1995
-------------------------------------------------------------------------------
NET DECREASE IN CASH
  (brought forward)                                 $ (103)     $ (130)

CASH, beginning of period                              517         567
                                                    ------      ------

CASH, end of period                                 $  414      $  437
                                                    ======      ======
Supplemental Cash Flow Information:
  Income taxes paid                                 $   79      $  449
                                                    ======      ======

Interest paid net of amounts capitalized            $1,187      $1,020
                                                    ======      ======














            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 29, 1996 and the results of its operations and its cash flows for the periods ended September 29, 1996 and October 1, 1995. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2. The computations of net earnings per share for the three-month and six-month periods ended September 29, 1996 and October 1, 1995 are based on the simple average shares outstanding. Stock options outstanding did not have a material dilutive effect during any of the periods presented.

3.   Major classes of inventory were as follows (in thousands):


                                         Sept. 29,     March 31,
                                           1996           1996
                                         --------       -------
             Raw materials                $27,974       $23,076
             Work in process                5,389         2,916
             Finished goods                24,483        21,277
                                          -------       -------
                                          $57,846       $47,269
                                          =======       =======

4. On October 28, 1996, Hans Benjamin Furniture, Inc., a 51-percent-owned subsidiary of the Company, was notified by the California Bureau of Home Furnishings that its juvenile foam furniture products had been tested and found not to comply with California flammability standards for upholstered furniture. The Bureau issued a statewide off-sale order for these products. On the same day, Hans Benjamin received a letter from the Office of the District Attorney in Sacramento, California stating that the products also appear to be mislabeled and stating that the law allows it to bring a lawsuit for an injunction and civil penalties. The letter also requests representatives of Hans Benjamin to meet and provide certain information. Hans Benjamin is cooperating with the District Attorney's Office and the Bureau of Home Furnishings and with retailers to remove the subject products from sale. Hans Benjamin has also notified the U.S. Consumer Product Safety Commission that the labeling on these products may be inaccurate and is considering the possible need for corrective action nationally. However, the Company does not believe that the products pose a substantial risk of hazard as the label warns consumers to avoid an open flame or contact with burning cigarettes. Since it began conducting business in 1993, Hans Benjamin has sold approximately $4.0 million of the
     subject products.   The Company is unable to assess with any degree of
     certainty at this time the impact that these matters may have on the Company's financial condition or results of operations.

5. Operating results of interim periods are not necessarily indicative of results to be expected for the year.

6. Certain reclassifications have been made to the October 1, 1995 financial statements to conform to the September 29, 1996 presentation.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 29, 1996 COMPARED TO THE THREE MONTHS ENDED OCTOBER 1, 1995

Consolidated net sales increased $17.5 million or 30.6% to $74.8 million in the current year quarter. The increase was primarily attributable to incremental net sales of $12.5 million from businesses acquired by the Company subsequent to the end of the comparable prior year quarter and an increase in net sales of throws, partially offset by declines in net sales of adult bedcovering products.

Gross profit as a percentage of net sales declined to 20.5% for the quarter ended September 29, 1996 from 21.4% for the quarter ended October 1, 1995, primarily due to underutilization of production capacity at the Company's comforter and accessories manufacturing facilities resulting from weaker demand during the second quarter of the current year compared to the same quarter last year.

Marketing and administrative expenses increased $3.1 million or 40.7% in the current year quarter compared to the same quarter of last year. The incremental marketing and administrative expenses of the businesses acquired subsequent to the end of the comparable prior year quarter, accounted for $1.9 million of the increase. The remainder of the increase was primarily attributable to increased promotion, bad debt, rent, and depreciation expenses.

Interest costs incurred increased to $1.3 million in the current year quarter from $1.0 million (including capitalized interest of $269,000) in the prior year quarter. This increase was due to higher levels of debt outstanding. The higher debt levels are attributable to fiscal 1996 capital expenditures of $23.7 million, acquisitions of $20.5 million and purchases of treasury stock of $7.5 million.

The effective income tax rate increased to 43.6% for the three month period ended September 29, 1996 from 37.4% for the three month period ended October 1, 1995. This increase is attributable to an increase of $92,000 in financial statement expenses for nondeductible amortization of goodwill and higher state and local income tax rates applicable to acquired companies.

SIX MONTHS ENDED SEPTEMBER 29, 1996 COMPARED TO THE SIX MONTHS ENDED OCTOBER 1, 1995

Consolidated net sales increased $22.7 million or 23.5% to $119.2 million in the six months ended September 29, 1996. The increase was primarily attributable to incremental net sales of $22.3 million from businesses acquired by the Company subsequent to the end of the same six month period in the prior year. Net sales of throws also increased during the six month period compared to the prior year while net sales of adult bedcovering products declined.

Gross profit as a percentage of net sales declined to 18.7% for the six months ended September 29, 1996 from 20.5% for the same six months of last year, primarily due to underutilization of production capacity at the Company's primary manufacturing facilities. This underutilization resulted from particularly weak demand for throws and bedcovering products in the first quarter of the fiscal year. Capacity utilization at the Company's throw manufacturing facilities improved dramatically in the second fiscal quarter as demand strengthened. However, while demand for comforters and accessories products improved in the second quarter, the demand was not enough to fully utilize the Company's manufacturing facilities for these products.

Marketing and administrative expenses increased $4.8 million or 33.7% to $19.0 million in the current year six month period. The incremental marketing and administrative expenses of the businesses acquired subsequent to the end of the comparable prior year quarter, accounted for $3.4 million of the increase. The remainder of the increase was primarily attributable to increased promotion, bad debt, rent, and depreciation expenses.

Interest costs incurred increased to $2.6 million in the current year six month period from $1.6 million (including capitalized interest of $383,000) in the same period of the prior year. This increase was due to higher levels of debt outstanding. The higher debt levels are attributable to fiscal 1996 capital expenditures of $23.7 million, acquisitions of $20.5 million and purchases of treasury stock of $7.5 million.

The effective income tax rate increased to 44.5% for the six month period ended September 29, 1996 from 37.4% for the six month period ended October 1, 1995. This increase is attributable to an increase of $183,000 in financial statement expenses for nondeductible amortization of goodwill and higher state and local income tax rates applicable to acquired companies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company maintains uncommitted lines of credit totaling $40 million with two banks at floating interest rates. Total borrowings outstanding under these lines at September 29, 1996 were $3.5 million. The Company also has unsecured committed revolving credit agreements totaling $30 million with two banks at interest rates based on the London Interbank Offered Rate (LIBOR). There were $17.0 million in borrowings outstanding under these agreements at September 29, 1996.

Total debt outstanding decreased to $73.3 million at September 29, 1996 from $75.6 million at March 31, 1996. The ratio of debt to equity was 0.88:1 at September 29, 1996 compared to 0.91:1 at March 31, 1996. The decrease in total debt was attributable to cash flow provided by operating activities partially offset by additional borrowings to fund an increase in property, plant, and equipment.

Working capital increased slightly to $68.2 million at September 29, 1996 from $67.9 million at March 31, 1996. Total inventories increased $10.5 million to $57.8 million at September 29, 1996 from the $47.3 million at March 31, 1996. This inventory buildup is a seasonal pattern to bring stock to adequate levels to meet heavier shipping demands in the third quarter of the fiscal year.

OTHER MATTERS

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 addresses issues surrounding the measurement and recognition of losses when the value of certain assets has been deemed to be permanently impaired. This Statement was effective for the Company beginning April 1, 1996 and had no impact on the Company's financial position as of September 29, 1996, or results of operations for the six month period then ended.

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

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 1- Legal Proceedings

      On October 28, 1996, Hans Benjamin Furniture, Inc., a 51-percent-owned subsidiary of the Company, was notified by the California Bureau of Home Furnishings that its juvenile foam furniture products had been tested and found not to comply with California flammability standards for upholstered furniture. The Bureau issued a statewide off-sale order for these products. On the same day, Hans Benjamin received a letter from the Office of the District Attorney in Sacramento, California stating that the products also appear to be mislabeled and stating that the law allows it to bring a lawsuit for an injunction and civil penalties. The letter also requests representatives of Hans Benjamin to meet and provide certain information. Hans Benjamin is cooperating with the District Attorney's Office and the Bureau of Home Furnishings and with retailers to remove the subject products from sale. Hans Benjamin has also notified the U.S. Consumer Product Safety Commission that the labeling on these products may be inaccurate and is considering the possible need for corrective action nationally. However, the Company does not believe that the products pose a substantial risk of hazard as the label warns consumers to avoid an open flame or contact with burning cigarettes. Since it began conducting business in 1993, Hans Benjamin has sold approximately $4.0 million of the subject products. The Company is unable to assess with any degree of certainty at this time the impact that these matters may have on the Company's financial condition or results of operations.

Item 2-  Changes in Securities

         None

Item 3-  Defaults Upon Senior Securities

         None

Item 4-  Submission of Matters to Vote of Security Holders

         The following directors of the registrant were elected for a three year term

         Philip Bernstein
         Rudolph J. Schmatz
         Jane E. Shivers

Item 5-  Other Information

         None

Item 6-  Exhibits and Reports on Form 8-K

          27         Financial Data Schedule (for SEC use only)

      There were no reports on Form 8-K during the quarter ended September 29, 1996.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                               SEPTEMBER 29, 1996

                                   SIGNATURES


     Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          CROWN CRAFTS, INC.
                                   ---------------------------------


Date:  November 12, 1996           /s/  Robert E. Schnelle
       -----------------           ---------------------------------
                                   ROBERT E. SCHNELLE
                                   Treasurer
                                   (Chief Accounting Officer)