Form 10-Q
period 1996-12-29
CROWN CRAFTS INC
filed 1997-02-12
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 29, 1996

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 1-7604



                               CROWN CRAFTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Georgia                                     58-0678148
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

            1600 Riveredge Parkway, Suite 200, Atlanta, Georgia 30328
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 644-6400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of February 7, 1997 was 7,944,201.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                          PART 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 29, 1996 (UNAUDITED) AND MARCH 31, 1996






                                               December 29,  March 31,
(dollars in thousands)                             1996         1996
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
       Cash                                      $    565   $    517
       Accounts receivable, net:
           Due from factor                         19,343     27,943
           Other                                    7,056     12,901
       Inventories                                 57,412     47,269
       Deferred income taxes                        1,487      1,510
       Other current assets                         2,867      3,474
                                                 --------   --------
           Total Current Assets                    88,730     93,614
                                                 --------   --------

PROPERTY, PLANT AND EQUIPMENT - at cost:
       Land, buildings and improvements            45,638     44,274
       Machinery and equipment                     66,276     65,782
       Furniture and fixtures                       1,570      1,544
                                                 --------   --------
                                                  113,484    111,600
       Less accumulated depreciation               39,640     34,265
                                                 --------   --------
           Property, Plant and Equipment - net     73,844     77,335
                                                 --------   --------

OTHER ASSETS
       Goodwill                                    13,104     13,526
       Other                                        1,527      1,223
                                                 --------   --------
           Total Other Assets                      14,631     14,749
                                                 --------   --------

TOTAL                                            $177,205   $185,698
                                                 ========   ========







             See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 29, 1996 (UNAUDITED) AND MARCH 31, 1996





                                                  December 29,     March 31,
(dollars in thousands)                                1996           1996
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Notes payable                               $   8,175    $   1,180
       Accounts payable                               15,034       12,480
       Income taxes payable                            1,643           46
       Accrued wages and benefits                      4,359        3,607
       Other accrued liabilities                       5,611        3,332
       Current maturities of long-term debt              100        5,100
                                                   ---------    ---------
           Total Current Liabilities                  34,922       25,745
                                                   ---------    ---------

NON-CURRENT LIABILITIES
        Long-term debt                                50,300       69,300
        Deferred income taxes                          6,937        6,936
        Other                                            741          700
                                                   ---------    ---------
           Total Non-Current Liabilities              57,978       76,936
                                                   ---------    ---------

SHAREHOLDERS' EQUITY:
       Common stock - par value $1.00 per share;
       50,000,000 shares authorized;
       9,050,636 shares issued                         9,051        9,051
       Paid-in capital                                34,438       34,438
       Retained earnings                              55,615       54,327
       Less:
           1,106,435 shares of common
           stock held in treasury                    (14,799)     (14,799)
                                                   ---------    ---------
           Total Shareholders' Equity                 84,305       83,017
                                                   ---------    ---------

TOTAL                                              $ 177,205    $ 185,698
                                                   =========    =========




             See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (Continued)

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   DECEMBER 29, 1996 AND DECEMBER 31, 1995


                                   (UNAUDITED)



                                        THREE MONTHS ENDED            NINE MONTHS ENDED

(dollars in thousands, except         Dec. 29,        Dec. 31,      Dec. 29,        Dec. 31,
per share data)                         1996            1995          1996            1995
--------------------------------------------------------------------------------------------
NET SALES                           $    72,887    $    62,209    $   192,135    $   158,746

COST OF PRODUCTS SOLD                    58,121         48,921        155,078        125,664
                                    -----------    -----------    -----------    -----------

GROSS PROFIT                             14,766         13,288         37,057         33,082

MARKETING AND
     ADMINISTRATIVE EXPENSES             10,463          8,296         29,437         22,492
                                    -----------    -----------    -----------    -----------

EARNINGS FROM OPERATIONS                  4,303          4,992          7,620         10,590

OTHER INCOME (EXPENSE):
      Interest expense                   (1,203)        (1,307)        (3,770)        (2,520)
      Cotton futures transactions                         (283)                         (847)
      Other - net                           (35)           215            257            504
                                    -----------    -----------    -----------    -----------

EARNINGS BEFORE INCOME
      TAXES                               3,065          3,617          4,107          7,727

PROVISIONS FOR INCOME
      TAXES                               1,640          1,522          2,104          3,058
                                    -----------    -----------    -----------    -----------

NET EARNINGS                        $     1,425    $     2,095    $     2,003    $     4,669
                                    ===========    ===========    ===========    ===========


NET EARNINGS PER SHARE              $      0.18    $      0.26    $      0.25    $      0.57
                                    ===========    ===========    ===========    ===========

AVERAGE SHARES
      OUTSTANDING                     7,944,201      7,944,094      7,944,201      8,185,330
                                    ===========    ===========    ===========    ===========

DIVIDENDS DECLARED PER
     SHARE                          $      0.03    $      0.03    $      0.09    $      0.09
                                    ===========    ===========    ===========    ===========

             See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED DECEMBER 29, 1996 AND
                                DECEMBER 31, 1995
                                   (UNAUDITED)

                                                          December 29, December 31,
(dollars in thousands)                                        1996        1995
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net earnings                                          $  2,003    $  4,669
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
         Depreciation and amortization of property,
            plant and equipment                               7,342       6,589
         Amortization of goodwill                               473         244
         Deferred income taxes                                   24           2
     Gain on disposal of property, plant and equipment          (97)       (118)
     Changes in assets and liabilities:
         Accounts receivable                                 14,579       9,256
         Inventories                                        (10,033)     (8,052)
         Other current assets                                   607        (896)
         Other assets                                          (304)          3
         Accounts payable                                     2,492      (5,438)
         Income taxes payable                                 1,597         964
         Accrued liabilities                                  3,028       1,245
         Other liabilities                                       41          38
                                                           --------    --------
Net Cash Provided by Operating Activities                    21,752       8,506
                                                           --------    --------

INVESTING ACTIVITIES:
     Capital expenditures                                    (3,930)    (21,528)
     Acquisitions, net of cash acquired                        (226)    (19,124)
     Proceeds from sale of property, plant and equipment        341         433
                                                           --------    --------
Net Cash Used for Investing Activities                       (3,815)    (40,219)
                                                           --------    --------

FINANCING ACTIVITIES:
     Payment of long-term debt                               (5,000)     (7,144)
     Decrease in bank revolving credit                      (19,000)
     Long-term borrowings                                                65,669
     Increase (decrease) in notes payable                     6,825     (18,802)
     Purchase of common stock for treasury                               (7,536)
     Exercise of stock options                                              508
     Cash dividends                                            (714)       (734)
                                                           --------    --------
Net Cash Provided (Used for) by Financing Activities        (17,889)     31,961
                                                           --------    --------

NET INCREASE IN CASH
     (carried forward)                                     $     48    $    248

                                      10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED DECEMBER 29, 1996 AND
                                DECEMBER 31, 1995
                                   (UNAUDITED)




                                            December 29,    December 31,
(dollars in thousands)                          1996           1995
----------------------------------------------------------------------
NET INCREASE IN CASH
     (brought forward)                         $   48         $  248

CASH, beginning of period                         517            567
                                               ------         ------

CASH, end of period                            $  565         $  815
                                               ======         ======

Supplemental Cash Flow Information:
    Income taxes paid                          $1,075         $2,115
                                               ======         ======

    Interest paid net of amounts capitalized   $3,681         $2,035
                                               ======         ======





                  See notes to interim consolidated financial

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 29, 1996 and the results of its operations and its cash flows for the periods ended December 29, 1996 and December 31, 1995. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2. The computations of net earnings per share for the three-month and nine-month periods ended December 29, 1996 and December 31, 1995 are based on the simple average shares outstanding. Stock options outstanding did not have a material dilutive effect during any of the periods presented.

3. In the quarter ended December 29, 1996, the Company recorded a pretax charge of $1.9 million for the projected costs associated with a nationwide voluntary recall of furniture products manufactured by its 51-percent owned subsidiary, Hans Benjamin Furniture, Inc., and the discontinuance of certain product lines through the closing of two small subsidiaries.

      The product recall was the result of a notification received October 28, 1996 from the California Bureau of Home Furnishings and Thermal Insulation which stated that a line of juvenile foam-filled furniture manufactured by Hans Benjamin did not comply with a California flammability standard. On the same day, Hans Benjamin received a letter from the Office of the District Attorney in Sacramento, California, stating that these products also appeared to be mislabeled and that the law allows the state to bring a lawsuit for an injunction and civil penalties. An internal investigation revealed that some Hans Benjamin juvenile furniture products as well as other Hans Benjamin products (wood frame stools, benches, ottomans, and similar products) shipped to locations other than California were similarly mislabeled. Hans Benjamin responded by announcing a nationwide voluntary recall of all furniture products it manufactured.

      Hans Benjamin has settled the matter of civil penalties with the District Attorney's office and the penalties assessed are included in the charge recorded in the current year quarter.

      Subsequent to announcing the recall, the Company decided to discontinue certain product lines, including products manufactured by Hans Benjamin. The discontinued products accounted for less than one and one-half percent of the Company's consolidated net sales for the nine month periods ended December 29, 1996 and December 31, 1995. All estimated losses and other costs associated with the discontinued product lines are included in the charge recorded in the current year quarter.

4.    Major classes of inventory were as follows (in thousands):


                                 Dec. 29, March 31,
                                   1996     1996
                                   ----     ----
               Raw materials     $30,110   $23,076
               Work in process     2,034     2,916
               Finished goods     25,268    21,277
                                 -------   -------
                                 $57,412   $47,269
                                 =======   =======

5. Operating results of interim periods are not necessarily indicative of results to be expected for the year.

6. Certain reclassifications have been made to the December 31, 1995 financial statements to conform to the December 29, 1996 presentation

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

On October 28, 1996, Hans Benjamin Furniture, Inc., a 51-percent owned subsidiary of the Company, was notified by the California Bureau of Home Furnishings and Thermal Insulation that a line of foam furniture it manufactured did not comply with a California flammability standard. On the same day, Hans Benjamin received a letter from the Office of the District Attorney in Sacramento, California, stating that the products also appear to be mislabeled and stating that the law allows the state to bring a lawsuit for an injunction and civil penalties. An internal investigation revealed that some Hans Benjamin juvenile furniture products as well as other Hans Benjamin products (wood frame stools, benches, ottomans, and similar products) shipped to locations other than California were similarly mislabeled.

Hans Benjamin responded by announcing a nationwide voluntary recall of all furniture products it manufactured. Subsequent to announcing this recall, the Company decided to discontinue certain product lines through the closing of Hans Benjamin and another small subsidiary. The discontinued products accounted for less than one and one-half percent of the Company's consolidated net sales for the nine month periods ended December 29, 1996 and December 31, 1995.

For the quarter ended December 29, 1996, the Company recorded a pretax charge of $1.9 million for the projected costs associated with the product recall and the closing of the subsidiaries. This charge includes a settlement reached with the District Attorney's Office for civil penalties.

This charge, which is referred to herein as the Third Quarter Reserve, is reflected in the Consolidated Statements of Earnings for the three and nine-month periods ended December 29, 1996 as follows:

Reduction in net sales                              $  677,000
Increase in cost of products sold                      969,000
Increase in marketing and administrative expenses      217,000
Increase in other expense-net                           74,000
                                                    ----------
Reduction in earnings before income taxes            1,937,000
Reduction in provisions for income taxes               449,000
                                                    ----------
Reduction in net earnings                           $1,488,000
                                                    ==========


THREE MONTHS ENDED DECEMBER 29, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

Consolidated net sales increased $10.7 million, or 17.2%, to $72.9 million in the current year quarter. The increase was primarily attributable to incremental net sales of $8.1 million from businesses acquired by the Company during and subsequent to the end of the comparable prior year quarter, and from increases in net sales of throws and adult bedcovering products.

Gross profit as a percentage of net sales declined to 20.3% for the quarter ended December 29, 1996 from 21.4% for the quarter ended December 31, 1995, primarily due to charges associated with the Third Quarter Reserve. Without these charges, gross margin for the quarter would have been 22.3%, reflecting an improved product mix.

Marketing and administrative expenses increased $2.2 million or 26.1% in the current year quarter compared to the same quarter of last year. The incremental marketing and administrative expenses of acquired businesses accounted for $0.9 million of the increase. The remainder of the increase was primarily attributable to increased promotion, sales employee costs, and legal fees.

Interest costs incurred decreased to $1.2 million in the current year quarter from $1.3 million (including capitalized interest of $19,000) in the prior year quarter. The decrease is primarily due to a decrease in the overall level of debt outstanding compared to the same period last year.

The effective income tax rate increased to 53.5% for the three month period ended December 29, 1996 from 42.1% for the three month period ended December 31, 1995. This increase is attributable to nondeductible expenses associated with the Third Quarter Reserves, an increase of $45,000 in financial statement expenses for nondeductible amortization of goodwill, and higher state and local income tax rates applicable to acquired companies.

NINE MONTHS ENDED DECEMBER 29, 1996 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1995

Consolidated net sales increased $33.4 million, or 21.0%, to $192.1 million in the nine months ended December 29, 1996. The increase was primarily attributable to incremental net sales of $30.4 million from businesses acquired by the Company during and subsequent to the end of the same nine month period in the prior year and from an increase in net sales of throws.

Gross profit as a percentage of net sales declined to 19.3% for the nine months ended December 29, 1996 from 20.8% for the same nine months last year, primarily due to underutilization of production capacity at the Company's primary manufacturing facilities and charges associated with the Third Quarter Reserve. Excluding the effect of the Third Quarter Reserves, gross margin would have been 20.1%. The underutilization of manufacturing facilities resulted from particularly weak demand for throws and bedcovering products in the first quarter of the fiscal year. Capacity utilization at the Company's throw manufacturing facilities improved dramatically in the second and third fiscal quarters as demand strengthened. However, while demand for comforters and accessories products improved in the second and third quarters, the demand was not enough to fully utilize the Company's manufacturing facilities for these products.

Marketing and administrative expenses increased $6.9 million or 30.9% to $29.4 million in the current year nine month period. The incremental marketing and administrative expenses of the businesses acquired accounted for $4.3 million of the increase. The remainder of the increase was primarily attributable to increased promotion, bad debts, sales employee costs, rent, depreciation, and legal fees.

Interest costs incurred increased to $3.8 million in the current year nine month period from $2.9 million (including capitalized interest of $400,000) in the same period of the prior year. This increase was due to higher levels of debt outstanding during the first and second quarters of the fiscal year. The higher debt levels were attributable to fiscal 1996 capital expenditures of $23.7 million, acquisitions of $20.5 million and purchases of treasury stock of $7.5 million. The Company has expended a total of only $4.2 million in these three areas during the first nine months of the current fiscal year, contributing to a reduction in total debt to levels below those of last year in the most recent quarter.

The effective income tax rate increased to 51.2% for the nine month period ended December 29, 1996 from 39.6% for the nine month period ended December 31, 1995. This increase is attributable to nondeductible expenses associated with the Third Quarter Reserves, an increase of $228,000 in financial statement expenses for nondeductible amortization of goodwill, and higher state and local income tax rates applicable to acquired companies,


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company maintains uncommitted lines of credit totaling $40 million with two banks at floating interest rates. Total borrowings outstanding under these lines at December 29, 1996 were $8.2 million. The Company also has unsecured committed revolving credit agreements totaling $30 million with two banks at interest rates based on the London Interbank Offered Rate (LIBOR). There were no borrowings outstanding under these agreements at December 29, 1996.

Total debt outstanding decreased to $58.6 million at December 29, 1996 from $75.6 million at March 31, 1996. The ratio of debt to equity was 0.69:1 at December 29, 1996 compared to 0.91:1 at March 31, 1996. The decrease in total debt was attributable to cash flow provided by operating activities partially offset by expenditures for property, plant, and equipment. Despite the reduction in total debt outstanding, working capital decreased to $53.8 million at December 29, 1996 from $67.9 million at March 31, 1996. The decrease in working capital resulted primarily from an increase of $7.0 million in notes payable and $4.6 million in accrued liabilities. To take advantage of lower interest rates, the Company increased the amount borrowed on its uncommitted lines which are classified as current liabilities to repay amounts outstanding on its committed revolving credit facilities which are classified as long-term liabilities.

Total inventories increased $10.1 million to $57.4 million at December 29, 1996 from the $47.3 million at March 31, 1996. The increase is partially attributable to an increase of $2.9 million in infant bedding products inventory needed to support sales growth. The remainder of the increase is primarily because the Company's inventories are generally relatively low at fiscal year end because the first fiscal quarter of each year is the slowest sales period of the year.

OTHER MATTERS

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 addresses issues surrounding the measurement and recognition of losses when the value of certain assets has been deemed to be permanently impaired. This Statement was effective for the Company beginning April 1, 1996 and had no impact on the Company's financial position as of December 29, 1996, or results of operations for the nine month period then ended.

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

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1-  Legal Proceedings

         As reported in the Company's Form 10-Q for the quarter ended September 29, 1996, Hans Benjamin Furniture, Inc., a 51-percent owned subsidiary of the Company, was notified on October 28, 1996 by the California Bureau of Home Furnishings and Thermal Insulation that a line of its juvenile foam furniture products had been tested and found not to comply with California flammability standards for upholstered furniture. On the same day, Hans Benjamin received a letter from the Office of the District Attorney in Sacramento, California stating that the products also appeared to be mislabeled and that the law allows the state to bring a lawsuit for an injunction and civil penalties.

         An internal investigation revealed that some Hans Benjamin juvenile furniture products as well as other Hans Benjamin products (wood frame stools, benches, ottomans, and similar products) shipped to states other than California were similarly mislabeled. Hans Benjamin responded by notifying the U.S. Consumer Product Safety Commission that the labeling on its products may be inaccurate, and by announcing a nationwide recall of all furniture products it manufactured. The U.S. Consumer Products Safety Commission notified Hans Benjamin that it did not intend to take any action against them concerning this matter. Hans Benjamin reached a settlement with the Sacramento District Attorney's office for civil penalties which are included as a charge against earnings in the quarter ended December 29, 1996.

Item 2-  Changes in Securities

         None

Item 3-  Defaults Upon Senior Securities

         None

Item 4-  Submission of Matters to Vote of Security Holders

         None

Item 5-  Other Information

         None

Item 6-  Exhibits and Reports on Form 8-K

(a)      EXHIBIT NUMBER             DESCRIPTION OF EXHIBITS
         --------------             -----------------------

         27                         Financial Data Schedule (for SEC use only)

(b) On November 26, 1996, the Company filed one report on Form 8-K covering Items 5 and 7.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                                DECEMBER 29, 1996

                                   SIGNATURES


         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     CROWN CRAFTS, INC.
                                                     ------------------




Date:  February 12, 1997                             /s/  Robert E. Schnelle
       -----------------                             -----------------------
                                                     ROBERT E. SCHNELLE
                                                     Treasurer
                                                     (Chief Accounting Officer)