Form 10-K405
period 1997-03-30
CROWN CRAFTS INC
filed 1997-06-30
CIK 25895

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED
                  EFFECTIVE OCTOBER 7, 1996)
                   FOR THE FISCAL YEAR ENDED MARCH 30, 1997
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                          COMMISSION FILE NO. 1-7604

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

        COMMON STOCK, $1.00 PAR VALUE                     NEW YORK STOCK EXCHANGE
               (Title of Class)                    (Name of exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 13, 1997, 7,946,477 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the NYSE closing price of these shares on that date) held by persons other than Officers, Directors, the Company's Employee Stock Ownership Plan, and 5% shareholders was approximately $54,065,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Crown Crafts, Inc., Proxy Statement for its Annual Meeting of Shareholders on August 12, 1997 are incorporated into Part III
================================================================================

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

     The Company's operations are highly integrated, except that The Red Calliope and Associates, Inc. ("Red Calliope"), a California corporation, Churchill Weavers, Inc. ("Churchill Weavers"), a Kentucky corporation, and Hamco, Inc. ("Hamco"), a Louisiana corporation acquired on March 31, 1997, all of which are subsidiaries of the Company, operate largely independently of the Company and its other subsidiaries.

PRODUCTS

     The Company offers a broad range of textile home furnishings products, including adult and infant comforters, comforter sets, infant crib sets and accessories, baby bibs, infant soft goods, sheets, pillowcases, pillow shams, bedskirts, duvet covers, daybed sets, window treatments, decorative pillows, coverlets, bedspreads, rugs and throws.

     The Company offers its bedcovering products in a wide variety of styles, patterns and fabrics, from comforters to woven bedspreads and from solid colors to designer prints. The Company believes the trend toward coordination of the bedroom will remain strong and expects to continue its emphasis on comforter sets with coordinated sheets and accessories, and on woven products such as matelasse coverlets. These products are made from 100% cotton, cotton/polyester blends, denim, velvet and corduroy.

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

     The Company's facilities in Dalton, Chatsworth and Calhoun, Georgia produce and warehouse the majority of jacquard-woven products. Throws are also manufactured at Textile, Inc., a subsidiary in Ronda, North Carolina, by Woven Classic Throws, Inc., a subsidiary in Manchester, New Hampshire, and by Churchill Weavers in Berea, Kentucky. Some of the Company's throws, including all printed and fleece throws, are also manufactured in Mexico by independent companies. The Company also imports animal-shaped children's pillows from China and Mexico.

     Baby bibs and other infant soft goods are imported from China, and manufactured and distributed by Hamco, Inc., a subsidiary located in Prairieville, Louisiana.

PRODUCT DESIGN AND STYLING

     The Company's research and development expenditures focus primarily on product design and styling. The Company believes styling and design are key components to its success. In recent years the Company has significantly increased the number of people and other resources dedicated to this area. The Company's designs include traditional, contemporary, textured and whimsical patterns. The Company designs and manufactures products across a broad spectrum of retail price points. The Company is continually developing new designs for both bedcoverings and throws, using a wide variety of fabrics, weave patterns, and types of yarn.

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

SALES AND MARKETING: CUSTOMERS

     The Company markets its products through a national sales force consisting of salaried sales executives and employees and independent commissioned sales representatives. Independent representatives are used most significantly in sales to the gift trade through Goodwin Weavers and Churchill Weavers, and to the infant market through Red Calliope and Hamco. Sales outside the United States and Canada are made primarily through distributors.

     The Company's customers consist principally of department stores, chain stores, mass merchants, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and direct mail houses. During the fiscal years ended March 30, 1997, March 31, 1996, and April 2, 1995, sales to Wal-Mart Stores, Inc. accounted for 17%, 18% and 17% of net sales, respectively. The loss of Wal-Mart as a customer would have a material adverse effect on the Company's operating results. The Company believes, however, that its relationship with Wal-Mart is excellent and that the loss of this customer is unlikely.

     The Company's primary showroom and sales office is located in New York City. Sales offices are also maintained in Chicago, Atlanta, Boston, Dallas and Tyler, Texas. An additional showroom is located in the Company's Atlanta corporate headquarters location. The Goodwin Weavers division also has a showroom in the Atlanta Merchandise Mart, and Red Calliope maintains a showroom in Dallas, Texas.

     The Company sells the majority of its products to retailers for resale to consumers. The Company generally introduces new products to the retail trade during the industry's April and October home textile markets. Initial shipments of successful new designs generally occur at least six months after the product introduction as more conservative buyers follow the lead of market innovators. New product introductions for the gift shop trade are concentrated in January-March and June-August when Goodwin Weavers and Churchill Weavers participate in numerous local and regional gift shows. Red Calliope and Hamco introduce products once each year during the Fall Juvenile Products Manufacturers' Association trade show. Private label products manufactured by the Company are introduced throughout the year.

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

     The Company produces its jacquard-woven products at its weaving mills in Dalton, Georgia, Ronda North Carolina, and Manchester, New Hampshire. The products are then finished, packed and shipped from the Calhoun, Georgia facilities. In fiscal 1996, the Company completed the expansion of its warehouse and distribution facility in Calhoun, Georgia. This expanded warehouse and distribution center has enabled the Company to continue to increase its efficiency and improve on-time deliveries of its products. The Company also uses a warehouse and distribution center in Chatsworth, Georgia. To improve utilization of weaving capacity, the Company is manufacturing fabrics at its Dalton facilities that are used in a new line of comforters produced at the Roxboro plant.

OUTLET STORES

     The Company markets primarily close-out and irregular products through its outlet stores which are located in Calhoun, Georgia, Roxboro, North Carolina, Blowing Rock, North Carolina and in several outlet malls and resort areas located primarily in the southeastern United States. In fiscal 1997, less than 3% of the Company's sales were made through its outlet stores.

RAW MATERIALS

     The principal raw materials used in the manufacture of adult and infant comforters, sheets and accessories are wide-width and narrow printed and solid color cotton and polycotton fabrics, and polyester fibers used as filling material. The principal raw materials used in the manufacture of jacquard-woven products are natural-color and pre-dyed 100% cotton and acrylic yarns. Although the Company usually maintains supply relationships with only a limited number of suppliers, the Company believes these raw materials presently are available from several sources in quantities sufficient to meet the Company's requirements.

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

     The Company carries normal inventory levels to meet delivery requirements of customers. Customer returns of merchandise shipped are not material. Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories increased to $56,900,000 at March 30, 1997 from $47,300,000 at March 31, 1996.

BACKLOG ORDERS

     The Company's backlog of unfilled customer orders believed by management to be firm were $28,040,000 and $22,280,000 at June 1, 1997 and May 31, 1996,
respectively. The majority of these unfilled orders are scheduled to be shipped within eight weeks.

     The Company believes that its backlog of unfilled orders is not a meaningful indicator of its future sales volume, as customers have increasingly followed the practice of placing orders as close to the requested delivery date as possible. Many orders are placed using electronic data interchange, and the Company fills many of such orders on a quick response basis.

TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company's products are marketed in part under well-known trademarks. The Company considers its trademarks to be of material importance to its business. Adult comforters and accessories primarily carry the trademark Crown Crafts(R). The majority of throws carry the trademarks Crown Crafts(R) and Goodwin Weavers(R). Infant bedding products carry the trademarks Red Calliope(R) and Little Bedding(R). Protection for these marks is obtained through domestic and foreign registrations. Also important to the Company is the trademark Royal Sateen(R), which was developed in a joint effort with Kitan Consolidated, Ltd. of Israel. Kitan is the registered owner of the mark and the Company is the exclusive marketer of Royal Sateen(R) products in the United States and other parts of the Western Hemisphere.

     In addition, certain products are manufactured and sold pursuant to licensing agreements that include, among others: Bob Timberlake(R), Colonial Williamsburg(R), Department 56(R), Warner Bros.(R), Hallmark(R), Ungaro(R), Raymond Waites(TM), and Disney(C). The licensing agreements for the Company's designer brands generally are for a term of 3 to 6 years, and may or may not be subject to renewal. The Disney(C) license accounted for 14% and 6% of the Company's total sales volume in fiscal 1997 and 1996, respectively. There were no sales of Disney(C) products in fiscal 1995. The increase in sales of licensed Disney(C) products from 1996 to 1997 was primarily due to the inclusion of a full year of Red Calliope sales which contain a high percentage of Disney(C) licensed products. None of the other licenses accounted for more than 10% of the Company's total sales volume during the last three years. Although revenue has not been material, the Company has licensed and has sold fabric for certain of its more successful designs to manufacturers of other products such as bath accessories, table linens, wallpaper borders and rugs. The Company believes that its licensing activities, both as a licensee and licensor, will continue to increase in importance as the Company grows.

     Many of the designs used by the Company are copyrighted by other parties including trademark licensors and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.

COMPETITION

     The textile industry, including the market for home furnishings products, is highly competitive. The Company competes with a variety of manufacturers, many of which are vertically-integrated textile companies with substantially greater resources than the Company, and many of which are of similar size to the Company. Competitors may have customer relationships which may be superior to those of the Company and may have substantially greater resources. The Company believes that it is the fifth largest domestic manufacturer of bed coverings, including comforters, comforter sets and jacquard-woven bedspreads, with a total market share of less than 10%. The Company also believes that it is the largest domestic manufacturer of throws controlling about one-third of this market.

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

GOVERNMENT REGULATION: ENVIRONMENTAL CONTROL

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

     The Company believes that it currently complies in all material respect with applicable environmental, health and safety laws and regulations. Although the Company believes that future compliance with such existing laws or regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position, there can be no assurances that such requirements will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such requirements.

EMPLOYEES

     At June 13, 1997, the Company had approximately 2,200 employees. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees to be good. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits, and offering opportunities for advancement.

INTERNATIONAL SALES

     Sales to customers in foreign countries are not currently material to the Company's business. The Company believes, however, its presence in foreign countries will increase in the future.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in executive offices in Atlanta, Georgia. A showroom is also located in these offices. The Company occupies approximately 41,213 square feet at this location under leases that expire June 29, 2002 and September 30, 2000.

     The following table summarizes certain information regarding the Company's principal properties.

                                                                         APPROXIMATE     OWNED/
LOCATION                                      USE                        SQUARE FEET     LEASED
--------                                      ---                        -----------   ----------
Berea, Kentucky........  Offices, manufacturing, warehouse, and             38,000     Owned
                         distribution facilities and retail store
Calhoun, Georgia.......  Two buildings, housing offices, manufacturing     267,000     Owned
                         facilities, sample department, print shop and
                         factory outlet store
Calhoun, Georgia.......  Warehouse and distribution center                 233,000     Owned
Chatsworth, Georgia....  Manufacturing facility, warehouse and             115,000     Owned
                         distribution center
Compton, California....  Offices, warehouse and distribution center        157,400     Leased(1)
Dalton, Georgia........  Two buildings housing manufacturing facilities    161,000     Owned
Ronda, North             Two buildings, housing offices, manufacturing      62,820     Owned
  Carolina.............  facility and warehouse
Atlanta, Georgia.......  Executive offices and showroom                     41,233     Leased(2)
Roxboro, North           Three buildings, housing manufacturing            424,000     Owned
  Carolina.............  facilities, warehouse and distribution centers, and administrative offices and
                         factory outlet store
Roxboro, North           Five buildings, housing manufacturing             348,000     Leased(3)
  Carolina.............  facilities, warehouses and distribution facilities
Blowing Rock, North      Three buildings, housing administrative and        21,000     Owned
  Carolina.............  sales offices, and factory outlet store
New York, New York.....  Sales and design offices and showroom              41,600     Leased(4)
Manchester, New          One building, housing manufacturing and            17,000     Leased(5)
  Hampshire............  warehousing facilities
Prairieville,            Two buildings, housing manufacturing,              23,300     Leased(6)
  Louisiana............  warehousing, distribution and office facilities

---------------

(1) Lease expires May 31, 2001 (renewable for one two-year period and one three-year period).
(2) Leases expire as follows (a) 6,693 square feet on September 30, 2000; and
    (b) 34,540 square feet on June 29, 2002.
(3) Leases expire as follows: (a) 75,000 square feet on February 28, 2005; (b) 50,000 square feet on September 30, 1997 (renewable for one five-year period); and (c) 223,000 square feet on April 30, 1998 (renewable for one five-year period).
(4) Lease expires April 30, 2007 (renewable for up to two additional five-year periods).
(5) Lease expires December 31, 1998.
(6) Lease expires March 31, 2000.

     The Company also leases space for its various sales offices and outlet stores.

     Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition, substantially utilized and provide adequate production capacity for current and anticipated future operations.

ITEM 3.  LEGAL PROCEEDINGS

     In order to resolve certain disputes which have arisen between them, the Company and its Israeli supplier of Royal Sateen(R) fabric and products, Kitan Consolidated Ltd. ("Kitan"), have entered into binding arbitration before a three-person panel in Israel. In connection with the arbitration, the Company and Kitan exchanged claims documents on June 9 and 10, 1997. The Company's claims include a request for payment of $9.9 million in damages stemming primarily from Kitan's failure to make timely deliveries over a three-year period. Kitan's claims include a request for payment of $8.5 million for damages allegedly suffered primarily as a result of differences between the Company's forecasts of demand and its actual orders for Kitan's fabric and products. Each party's claims also request reimbursement of attorneys' fees and payment of interest from the respective date on which its claim was filed. The Company believes Kitan's claims are without merit, and the Company intends to vigorously pursue both its claims and its defenses. Normal commerce between the companies is continuing during the arbitration process.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 30, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company is authorized by its Articles of Incorporation to issue up to 50,000,000 shares of capital stock, all of which are designated Common Stock, par value $1.00 per share.

COMMON STOCK

     The Company's common stock (the "Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol "CRW." The following table presents quarterly information on the price range of the Company's Common Stock for the fiscal years ended March 30, 1997 and March 31, 1996. This information indicates the high and low sale prices as reported by the NYSE.

                          QUARTER                             HIGH    LOW
                          -------                             ----    ---
FISCAL 1997
First Quarter...............................................  $115/8  $ 9
Second Quarter..............................................   101/8    73/4
Third Quarter...............................................   10       83/8
Fourth Quarter..............................................   12       91/4
FISCAL 1996
First Quarter...............................................  $18     $16
Second Quarter..............................................   165/8   111/2
Third Quarter...............................................   133/8   111/4
Fourth Quarter..............................................   113/4    91/2

     As of June 13, 1997 there were issued and outstanding 7,946,477 shares of the Company's Common Stock held by approximately 1,475 beneficial holders. The estimated number of beneficial holders does not reflect the approximately 1,950 individual employee accounts in the Company's Employee Stock Ownership Plan. At June 13, 1997, the Company's Common Stock closed at $10.50.

     In fiscal 1997, the Company continued its policy, begun in February 1989, of paying dividends on a quarterly basis. The Company paid a dividend of $0.03 per share on its Common Stock on June 25, 1996, September 17, 1996, December 24, 1996 and March 25, 1997. Dividends paid by the Company on its Common Stock in the future will depend upon the earnings and financial condition of the Company. The Company presently anticipates paying dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below are derived from the Company's financial statements for the five years ended March 30, 1997. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report.

                                                                    YEAR ENDED
                                              -------------------------------------------------------
                                              MARCH 30,   MARCH 31,   APRIL 2,   APRIL 3,   MARCH 28,
                                                1997        1996        1995      1994*       1993
                                              ---------   ---------   --------   --------   ---------
                                                    ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.)
FOR THE YEAR
Net sales...................................  $256,385    $219,002    $210,963   $187,335   $151,256
Gross profit................................    51,737      42,452      46,731     37,998     29,885
Earnings from operations....................    11,641      10,625      18,878     15,374     11,377
Net earnings................................     3,631       3,947      11,050      9,010      7,339
Fully diluted net
  Earnings per share........................      0.45        0.49        1.31       1.08       0.89
Cash dividends per share....................      0.12        0.12        0.12       0.12       0.12
AT YEAR END
Total assets................................  $189,556    $185,698    $134,031   $123,348   $108,641
Long-term debt..............................    71,200      69,300       5,000     10,000     15,000
Shareholders' equity........................    85,695      83,017      87,000     75,385     66,325

---------------

* Fiscal 1994 contained 53 weeks of operations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  General

     During the fiscal year ended March 31, 1996, the Company acquired four home furnishings related businesses. On April 3, 1995, the Company acquired all of the outstanding stock of Textile, Inc., a contract manufacturer of jacquard woven products, to supplement the Company's manufacturing capacity for woven throws. On October 31, 1995, the Company acquired all of the outstanding stock of The Red Calliope and Associates, Inc., a leading designer and marketer of infant bedding products and related accessories. On December 19, 1995, the Company purchased all of the outstanding stock of KKH Corporation, a designer and marketer of imported patented animal-shaped children's pillows ("Pillow Buddies") and similar products. On January 4, 1996, the Company acquired all of the outstanding stock of Churchill Weavers, Inc., a manufacturer and marketer of hand-woven luxury textile products.

     On October 28, 1996, Hans Benjamin Furniture, Inc., a 51-percent owned subsidiary of the Company, was notified by the California Bureau of Home Furnishings and Thermal Insulation that a line of foam furniture it manufactured did not comply with a California flammability standard and by the Office of the District Attorney in Sacramento, California, that these products also appeared to be mislabeled. An internal investigation revealed that other products manufactured by Hans Benjamin were not in compliance with the California flammability standard, were similarly mislabeled, and that such mislabeled products had been shipped to locations other than California.

     Hans Benjamin responded by announcing a nationwide voluntary recall of all furniture products it manufactured. Subsequent to announcing this recall, the Company decided to discontinue certain product lines through the closing of Hans Benjamin and another small subsidiary. The liquidation of Hans Benjamin was completed on March 27, 1997. Sales of the discontinued products aggregated less than one percent of the Company's consolidated net sales for the years ended March 30, 1997 and March 31, 1996.

     For the year ended March 30, 1997, the Company recorded an after tax loss of approximately $1.3 million for the costs associated with the product recall and the closing of the subsidiaries. The recorded loss includes a settlement reached with the District Attorney's office for civil penalties, and is reflected in the Consolidated Statements of Earnings for the year ended March 30, 1997 as follows:

Reduction in net sales......................................  $  407,000
Increase in cost of products sold...........................     894,000
Increase in marketing and administrative expenses...........     213,000
Increase in other expense -- net............................      74,000
                                                              ----------
Reduction in earnings before income taxes...................   1,588,000
Reduction in provisions for income taxes....................     325,000
                                                              ----------
Reduction in net earnings...................................  $1,263,000
                                                              ==========
Reduction in net earnings per share.........................  $     0.16
                                                              ==========

  Fiscal Year Ended March 30, 1997 Compared to Fiscal Year Ended March 31, 1996

     Consolidated net sales increased $37.4 million or 17.1 percent to $256.4 million in the year ended March 30, 1997. The increase was attributable to incremental net sales of $34.6 million from the four businesses acquired during 1996, and an increase in net sales of throw products partially offset by a decline in net sales of adult bedcovering products.

     Gross profit as a percent of net sales increased to 20.2 percent from 19.4 percent in 1996, primarily due to increases in sales of higher margin products as a portion of total sales.

     Marketing and administrative expenses increased $8.3 million, or 26.0 percent, to $40.1 million in 1997. Incremental marketing and administrative expenses of companies acquired in fiscal year 1996 accounted for $4.5 million of the increase and the remainder of the increase is due to increased promotional expenses, sales personnel costs, legal and other professional fees, and bad debts expense.

     Interest costs increased to $4.9 million in 1997 from $4.2 million (including capitalized interest of $402,000) in 1996. The increase in interest expense was primarily the result of higher levels of debt outstanding during the first and second quarters of the fiscal year. The higher debt levels were primarily the result of significant investment spending in 1996 including capital expenditures of $23.7 million, acquisitions of $20.5 million, and treasury stock purchases of $7.5 million.

     The effective income tax rate increased to 47.4 percent from 39.6 percent, due to non-deductible losses incurred by the Company's 51 percent owned subsidiary, Hans Benjamin, prior to its dissolution on March 27, 1997, higher effective deferred state income tax rates and an increase in financial statement expenses for non-deductible amortization of goodwill.

     Net earnings were $3.6 million or $.45 per share compared to net earnings of $3.9 million or $.49 per share for the fiscal year ended March 31, 1996. Net earnings for the year ended March 30, 1997 were reduced by approximately $1.3 million, or $.16 per share as a result of losses incurred in connection with the Hans Benjamin product recall and closing of subsidiaries.

  Fiscal Year Ended March 31, 1996 Compared to Fiscal Year Ended April 2, 1995

     Consolidated net sales increased $8.0 million, or 3.8 percent, to $219.0 million in 1996. The increase was attributable to incremental net sales of $15.7 million from the four businesses acquired by the Company during 1996 and an increase in net sales of throw products, offset by declines in net sales of adult bedcovering products.

     Gross profit as a percentage of net sales declined to 19.4 percent in 1996 from 22.2 percent in 1995, primarily due to capacity underutilization at the Company's manufacturing facilities. This underutilization was the result of less than expected demand for the Company's manufactured products, as an extremely weak retailing environment prevailed for most of the fiscal year. The Company further reduced its production schedules, particularly during the fourth quarter, as part of a plan to reduce its inventory levels.

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

     Interest costs incurred increased to $4.2 million (including capitalized interest of $402,000) in 1996 from a total of $2.1 million (including capitalized interest of $125,000) in 1995. This increase was primarily the result of a substantial increase in the overall levels of debt outstanding. Such higher debt levels were the result of capital spending of $23.7 million, acquisition activity of $20.5 million, and purchases of treasury stock of $7.5 million.

     The effective income tax rate increased to 39.6 percent in 1996 from 36.8 percent in 1995, partially due to an increase in financial statement expenses for nondeductible amortization of goodwill, and in part due to higher state and local income tax rates applicable to acquired companies. These higher state and local rates were partially offset by the availability and utilization of employment-related tax credits in certain other states.

     Net earnings were $3.9 million or $.49 per share compared to $11.1 million or $1.31 per share for the year ended April 2, 1995.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $77.8 million at March 30, 1997 from $67.9 million at March 31, 1996. Total debt outstanding decreased to $71.3 million at March 30, 1997 from $75.6 million at March 31, 1996. The ratio of debt to equity was 0.83:1 at March 30, 1997 compared to 0.91:1 at March 31, 1996. The improvement in this ratio was attributable to cash flow provided by operating activities partially offset by additional borrowings to fund an increase in property, plant, and equipment.

     The Company's fiscal 1997 cash needs, which included capital expenditures of $5.7 million, were met primarily by cash provided by operating activities. The Company maintains unsecured committed revolving credit facilities totaling $30 million with two commercial banks at interest rates based on the London Interbank Offered Rate (LIBOR). At March 30, 1997, borrowings of $21.0 million were outstanding under these facilities at a weighted average interest rate of
6.1 percent. The Company pays facility fees on the unused portions of these committed credit lines. The Company also maintains uncommitted lines of credit totaling $40 million with two commercial banks at floating interest rates. There were no borrowings outstanding under these lines at March 30, 1997. Among other covenants, these bank facilities contain a requirement that the Company maintain minimum levels of shareholders' equity, one effect of which is to restrict the payment of cash dividends. At March 30, 1997, retained earnings of approximately $9.4 million were available for dividend payments. Other covenants place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock.

     The Company expects that its total expenditures for property, plant, and equipment will be between $6.0 and $8.0 million in fiscal 1998. The Company believes that cash generated by operations and borrowings under its existing credit facilities will be sufficient to meet its anticipated requirements for capital expenditures, debt repayments and operating expenses.

     To reduce its exposure to credit losses and to enhance its cash flow forecasts, the Company factors the majority of its trade accounts receivable. The Company's factor establishes customer credit lines, and accounts for and collects receivable balances. The factor remits payment to the Company on the due dates of the factored invoices. The Company does not take advances against its factored receivable balances. The factor assumes all responsibility for credit losses on sales within approved credit lines, but may deduct from its remittances to the Company the amounts of customer deductions for returns, allowances, disputes and discounts. The Company's factor may, at any time, terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

     During fiscal 1996, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of outstanding common stock. During 1996, the Company purchased a total of 636,200 shares of its own stock for a total of $7.5 million. No shares were purchased in fiscal 1997 and no decision has been made as to whether the Company will acquire the remaining 363,800 shares covered under this authorization.

     On March 31, 1997, the Company acquired all of the outstanding stock of Hamco, Inc., a manufacturer and marketer of infant soft goods, for a total consideration, net of cash acquired, of $7.4 million. The acquisition was financed by borrowings under the Company's revolving credit facilities. The Company continues to review appropriate acquisition opportunities as a significant part of its growth strategy. Although the Company cannot predict when, or if, further acquisitions will occur, the Company's various credit facilities or other forms of debt will likely continue to provide the funds necessary to finance its growth by this method.

OTHER MATTERS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share which changes the method of reporting earnings per share by requiring a computation of basic and diluted earnings per share. This statement will become effective for the Company's fiscal 1998 third quarter. The computations required by this Statement would not have had a material impact on the earnings per share reported for the Company's 1997, 1996, and 1995 fiscal years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-13 herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has neither changed its independent accountants nor had any disagreements on accounting or financial disclosure with such accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the Company's directors is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 1997 (the "Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference. The information with respect to the Company's executive officers is set forth in the Proxy Statement under the caption "Executive Officers" and is incorporated herein by reference. The information with respect to Item 405 of Registration S-K is set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Voting Rights and Principal Shareholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Registrant are filed with this report and included in Part II, Item 8:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets as of March 30, 1997 and March
  31, 1996..................................................   F-3
Consolidated Statements of Earnings for the Three Fiscal
  Years in the Period Ended March 30, 1997..................   F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the Three Fiscal Years in the Period Ended March 30,
  1997......................................................   F-5
Consolidated Statements of Cash Flows for the Three Fiscal
  Years in the Period Ended March 30, 1997..................   F-6
Notes to Consolidated Financial Statements..................   F-7
Selected Quarterly Financial Information (unaudited)........   F-13

(A)2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule of Registrant is filed with this report:

Schedule VIII -- Valuation and Qualifying Accounts..........  Page 12

     All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

SCHEDULE VIII                                  VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                             COLUMN B     COLUMN C     COLUMN D      COLUMN E
--------                                            ----------   ----------   -----------   ----------
                                                                 ADDITIONS
                                                    BALANCE AT   CHARGED TO                 BALANCE AT
                                                    BEGINNING    COSTS AND                    END OF
                                                    OF PERIOD     EXPENSES    DEDUCTIONS*     PERIOD
                                                    ----------   ----------   -----------   ----------
                                                                      (IN THOUSANDS)
Accounts Receivable Valuation Accounts:
Year Ended April 2, 1995
  Reserve for doubtful accounts...................    $  293       $   55        $318         $   30
  Reserve for customer deductions.................       858                      135            723
Year Ended March 31, 1996
  Reserve for doubtful accounts...................    $   30       $   67        $ 18         $   79
  Reserve for customer deductions.................       723           45                      1,176
Year Ended March 30, 1997
  Reserve for doubtful accounts...................    $   79       $1,123        $(18)        $1,220
  Reserve for customer deductions.................     1,176          169                      1,345

---------------

* Deductions from the reserve for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

                                                                   SCHEDULE VIII

  (A)3. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     The following Executive Compensation Plans and Arrangements are filed with this Form 10-K or have been previously filed as indicated below:

          1. Crown Crafts, Inc. 1976 Non-Qualified Stock Option Plan (6)(Exhibit 10(b)(i))

          2. Philip Bernstein Death Benefits Agreement dated March 30, 1992
     (5)(Exhibit 10(b)(ii))

          3. Description of Crown Crafts, Inc. Executive Incentive Bonus Plan
     (5)(Exhibit 10(b)(iii))

          4. Crown Crafts, Inc. 1995 Stock Option Plan (1)(Exhibit 10(b)(iv))

          5. Form of Nonstatutory Stock Option Agreement (pursuant to 1995 Stock Option Plan) (1)(Exhibit 10(b)(v))

          6. Form of Nonstatutory Stock Option Agreement for Nonemployee Directors (pursuant to 1995 Stock Option Plan) (1)(Exhibit 10(b)(vi))

(A)5. EXHIBITS

     Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
-------                             -----------------------
    2(a)     --   Merger Agreement dated as of October 8, 1995 between and
                  among Registrant and CC Acquisition Corp., and Neal Fohrman and Stanley Glickman and The Red Calliope and Associates,
                  Inc.(7)
    3(a)     --   Restated Articles of Incorporation of Registrant.(1)
    3(b)     --   Bylaws of Registrant.(1)
    4(a)     --   Instruments defining the rights of security holders are
                  contained in the Restated Articles of Incorporation of
                  Registrant, and Article I of the Restated Bylaws of
                  Registrant.(1)
    4(b)     --   Form of Rights Agreement dated as of August 11, 1995 between the Registrant and Trust Company Bank, including Form of
                  Right Certificate and Summary of Rights to Purchase Common
                  Shares.(2)
   10(a)     --   9.22% Note Agreement with The Prudential Insurance Company of America.(3)
   10(a)(ii) --   Letter Agreement with The Prudential Insurance Company of
                  America dated July 23, 1991.(4)
   10(a)(iii) --  Letter Agreement with The Prudential Insurance Company of
                  America dated April 9, 1992.(4)
   10(a)(iv) --   Letter Agreement with The Prudential Insurance Company of
                  America dated May 21, 1993.(5)
   10(a)(v)  --   Letter Agreement with The Prudential Insurance Company of
                  America dated July 14, 1994.(8)
   10(a)(vi) --   Letter Agreement with The Prudential Insurance Company of
                  America dated July 29, 1994.(8)
   10(a)(vii) --  Letter Agreement with The Prudential Insurance Company of
                  America dated March 31, 1995.(8)
   10(a)(viii) -- Letter Agreement with The Prudential Insurance Company of
                  America dated October 12, 1995.(1)
   10(b)(i)  --   Crown Crafts, Inc. Non-Qualified Stock Option Plan.(6)

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
-------                             -----------------------
   10(b)(ii) --   Philip Bernstein Death Benefits Agreement dated March 30,
                  1992.(5)
   10(b)(iii) --  Description of Crown Crafts, Inc. Executive Incentive Bonus
                  Plan.(5)
   10(b)(iv) --   Crown Crafts, Inc. 1995 Stock Option Plan.(1)
   10(b)(v)  --   Form of Nonstatutory Stock Option Agreement (pursuant to
                  1995 Stock Option Plan).(1)
   10(b)(vi) --   Form of Nonstatutory Stock Option Agreement for Nonemployee
                  Directors (pursuant to 1995 Stock Option Plan).(1)
   10(c)(i)  --   Revolving Credit Agreement dated August 25, 1995 with
                  NationsBank, National Association (Carolinas).(1)
   10(c)(ii) --   Amendment No. 1 to Revolving Credit Agreement dated May 1,
                  1996 with NationsBank, National Association (Carolinas).(9)
   10(c)(iii) --  Amendment No. 2 to Revolving Credit Agreement dated June 28,
                  1996 with NationsBank, National Association (Carolinas).
   10(c)(iv) --   Letter Agreement with NationsBank, N.A. dated December 23,
                  1996.
   10(c)(v)  --   Letter Agreement with NationsBank, N.A. dated January 23,
                  1997.
   10(c)(vi) --   Letter Agreement with NationsBank, N.A. dated May 22, 1997.
   10(d)(i)  --   Revolving Credit Agreement dated August 25, 1995 with
                  Wachovia Bank of Georgia, N.A.(1)
   10(d)(ii) --   Amendment No. 1 to Revolving Credit Agreement dated May 1,
                  1996 with Wachovia Bank of Georgia, N.A.(9)
   10(d)(iii) --  Amendment No. 2 to Revolving Credit Agreement dated June 28,
                  1996 with Wachovia Bank of Georgia, N.A.
   10(d)(iv) --   Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                  December 24, 1996.
   10(d)(v)  --   Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                  January 22, 1997.
   10(d)(vi) --   Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                  May 22, 1997.
   10(e)(i)  --   Note Purchase and Private Shelf Facility dated October 12,
                  1995 with The Prudential Insurance Company of America.(1)
   10(e)(ii) --   Letter Agreement dated April 4, 1996 with The Prudential
                  Insurance Company of America.(9)
   10(f)     --   Lease Agreement dated June 28, 1996 between 1185 Avenue of the Americas Associates as Lessor and Crown Crafts Home
                  Furnishings, Inc. as Lessee.(9)
   21        --   Subsidiaries of the Registrant.
   23        --   Consent of Deloitte & Touche, LLP.
   27        --   Financial Data Schedule (for SEC use only).
There were no reports on Form 8-K during the quarter ended March 30, 1997.

---------------

(1) Incorporated herein by reference to exhibit of same number to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1995.
(2) Incorporated herein by reference to exhibit of same number to Registrant's Report on Form 8-K dated August 22, 1995.
(3) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.
(4) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1992.

(5) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1993.
(6) Incorporated herein by reference to exhibit of same number to Registrant's Registration Statement on Form S-8, filed April 8, 1994. (Reg. No. 33-77558).
(7) Incorporated herein by reference to exhibit of same number to Registrant's Report on Form 8-K dated November 13, 1995.
(8) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1995.
(9) Incorporated herein by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROWN CRAFTS, INC.

                                          By:   /s/ MICHAEL H. BERNSTEIN
                                            ------------------------------------
                                                    Michael H. Bernstein
                                               President and Chief Executive
                                                           Officer

Date: June 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                      TITLE                    DATE
                     ----------                                      -----                    ----

              /s/ MICHAEL H. BERNSTEIN                 President and Chief Executive      June 27, 1997
-----------------------------------------------------    Officer, Director
                Michael H. Bernstein

                /s/ PHILIP BERNSTEIN                   Chairman of the Board              June 27, 1997
-----------------------------------------------------
                  Philip Bernstein

               /s/ E. RANDALL CHESTNUT                 Director                           June 27, 1997
-----------------------------------------------------
                 E. Randall Chestnut

                /s/ ROGER D. CHITTUM                   Director                           June 27, 1997
-----------------------------------------------------
                  Roger D. Chittum

             /s/ PAUL A. CRISCILLIS, JR.               Director and Chief Financial       June 27, 1997
-----------------------------------------------------    Officer
               Paul A. Criscillis, Jr.

               /s/ RUDOLPH J. SCHMATZ                  Director                           June 27, 1997
-----------------------------------------------------
                 Rudolph J. Schmatz

                 /s/ JANE E. SHIVERS                   Director                           June 27, 1997
-----------------------------------------------------
                   Jane E. Shivers

                /s/ ALFRED M. SWIREN                   Director                           June 27, 1997
-----------------------------------------------------
                  Alfred M. Swiren

                 /s/ RICHARD N. TOUB                   Director                           June 27, 1997
-----------------------------------------------------
                   Richard N. Toub

               /s/ ROBERT E. SCHNELLE                  Chief Accounting Officer,          June 27, 1997
-----------------------------------------------------    Treasurer
                 Robert E. Schnelle

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Audited Financial Statements:
  Report of Independent Auditors............................   F-2
  Consolidated Balance Sheets as of March 30, 1997 and March
     31, 1996...............................................   F-3
  Consolidated Statements of Earnings for the Three Fiscal
     Years in the Period Ended March 30, 1997...............   F-4
  Consolidated Statements of Changes in Shareholders' Equity
     for the Three Fiscal Years in the Period Ended March
     30, 1997...............................................   F-5
  Consolidated Statements of Cash Flows for the Three Fiscal
     Years in the Period Ended March 30, 1997...............   F-6
  Notes to Consolidated Financial Statements................   F-7
     Note # 1 -- SIGNIFICANT ACCOUNTING POLICIES
     Note # 2 -- ACQUISITIONS
     Note # 3 -- DISCONTINUANCE OF CERTAIN BUSINESSES
     Note # 4 -- INVENTORIES
     Note # 5 -- FINANCING ARRANGEMENTS
     Note # 6 -- INCOME TAXES
     Note # 7 -- RETIREMENT PLANS
     Note # 8 -- STOCK OPTIONS
     Note # 9 -- MAJOR CUSTOMERS
     Note #10 -- COMMITMENTS AND CONTINGENCIES
Supplemental Financial Information:
  Selected Quarterly Financial Information (unaudited)......  F-13

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Crown Crafts, Inc.:

     We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of March 30, 1997 and March 31, 1996, and the related consolidated statements of earnings, changes in shareholders equity and cash flows for each of the three years in the period ended March 30, 1997. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 30, 1997 and March 31, 1996, and the results of their operations and their cash flow for each of the three years in the period ended March 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 23, 1997
(June 10, 1997 as to Note 10)

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       MARCH 30, 1997 AND MARCH 31, 1996

                                                                1997        1996
                                                              --------    --------
                                                               (DOLLAR AMOUNTS IN
                                                               THOUSANDS, EXCEPT
                                                              PAR VALUE PER SHARE)
                              ASSETS
CURRENT ASSETS:
Cash........................................................  $    602    $    517
Accounts receivable (less allowances of $3,502 in 1997 and
  $2,033 in 1996):
  Due from factor...........................................    30,866      27,943
  Other.....................................................     7,496      12,901
Inventories.................................................    56,860      47,269
Deferred income taxes.......................................     2,392       1,510
Other current assets........................................     3,307       3,474
                                                              --------    --------
          Total current assets..............................   101,523      93,614
                                                              --------    --------
PROPERTY, PLANT AND EQUIPMENT -- at cost:
Land, buildings and improvements............................    44,903      44,274
Machinery and equipment.....................................    68,435      65,782
Furniture and fixtures......................................     1,487       1,544
                                                              --------    --------
                                                               114,825     111,600
Less accumulated depreciation...............................    41,809      34,265
                                                              --------    --------
          Property, plant and equipment -- net..............    73,016      77,335
                                                              --------    --------
OTHER ASSETS:
Goodwill....................................................    13,192      13,526
Other.......................................................     1,825       1,223
                                                              --------    --------
          Total Other Assets................................    15,017      14,749
                                                              --------    --------
          Total.............................................  $189,556    $185,698
                                                              ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable...............................................              $  1,180
Accounts payable............................................  $ 13,212      12,480
Income taxes payable........................................     1,336          46
Accrued wages and benefits..................................     4,312       3,607
Accrued royalties...........................................     1,369       1,198
Other accrued liabilities...................................     3,429       2,134
Current maturities of long-term debt........................       100       5,100
                                                              --------    --------
          Total current liabilities.........................    23,758      25,745
                                                              --------    --------
NON-CURRENT LIABILITIES:
Long-Term Debt..............................................    71,200      69,300
Deferred Income Taxes.......................................     7,877       6,936
Other.......................................................     1,026         700
                                                              --------    --------
          Total non-current liabilities.....................    80,103      76,936
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
Common stock -- par value $1.00 per share; 50,000,000 shares
  authorized................................................     9,051       9,051
Additional paid-in capital..................................    34,438      34,438
Retained earnings...........................................    57,005      54,327
Common stock held in treasury -- at cost....................   (14,799)    (14,799)
                                                              --------    --------
          Total shareholders' equity........................    85,695      83,017
                                                              --------    --------
          Total.............................................  $189,556    $185,698
                                                              ========    ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
      FISCAL YEARS ENDED MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995

                                                                1997        1996        1995
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net Sales...................................................   $256,385    $219,002    $210,963
Costs of products sold......................................    204,648     176,550     164,232
                                                               --------    --------    --------
Gross profit................................................     51,737      42,452      46,731
Marketing and administrative expenses.......................     40,096      31,827      27,853
                                                               --------    --------    --------
Earnings from operations....................................     11,641      10,625      18,878
Other income (expense):
  Interest expense..........................................     (4,887)     (3,807)     (1,992)
  Cotton futures transactions...............................                   (847)       (115)
  Other -- net..............................................        151         568         709
                                                               --------    --------    --------
Earnings before income taxes................................      6,905       6,539      17,480
Provisions for income taxes.................................      3,274       2,592       6,430
                                                               --------    --------    --------
Net earnings................................................   $  3,631    $  3,947    $ 11,050
                                                               ========    ========    ========
Primary earnings per share..................................   $   0.45    $   0.49    $   1.31
                                                               ========    ========    ========
Fully-diluted earnings per share............................   $   0.45    $   0.49    $   1.31
                                                               ========    ========    ========
Average shares outstanding:
  Primary...................................................      8,006       8,125       8,457
                                                               ========    ========    ========
  Fully-diluted.............................................      8,042       8,125       8,457
                                                               ========    ========    ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FISCAL YEARS ENDED MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995

                                                                                    TREASURY STOCK
                                                          ADDITIONAL              -------------------
                                                 COMMON    PAID-IN     RETAINED    NUMBER
                                                 STOCK     CAPITAL     EARNINGS   OF SHARES    COST
                                                 ------   ----------   --------   ---------   -------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
BALANCES -- APRIL 3, 1994......................  $8,836    $31,645     $41,318      420,125   $ 6,414
Exercise of stock options......................     168      1,921
Treasury stock acquired in conjunction with
  exercise of stock options....................                                      44,063       753
Tax benefit from exercise of stock options.....                245
Cash dividends ($0.12 per share)...............                         (1,016)
Net earnings...................................                         11,050
                                                 ------    -------     -------    ---------   -------
BALANCES -- APRIL 2, 1995......................   9,004     33,811      51,352      464,188     7,167
Exercise of stock options......................      47        557
Treasury stock acquired in conjunction with
  exercise of stock options....................                                       6,047        97
Tax benefit from exercise of stock options.....                 70
Treasury stock purchases.......................                                     636,200     7,535
Cash dividends ($0.12 per share)...............                           (972)
Net earnings...................................                          3,947
                                                 ------    -------     -------    ---------   -------
BALANCES -- MARCH 31, 1996.....................   9,051     34,438      54,327    1,106,435    14,799
                                                 ------    -------     -------    ---------   -------
Cash Dividends ($0.12 per share)...............                           (953)
Net Earnings...................................                          3,631
                                                 ------    -------     -------    ---------   -------
BALANCES -- MARCH 30, 1997.....................  $9,051    $34,438     $57,005    1,106,435   $14,799
                                                 ======    =======     =======    =========   =======

 Number of shares of common stock issued: 9,050,636 at March 30, 1997 and March
                                    31, 1996

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FISCAL YEARS ENDED MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995

                                                               1997      1996       1995
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
Net earnings................................................  $ 3,631   $ 3,947   $ 11,050
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization of property, plant and
     equipment..............................................    9,798     8,885      7,104
  Amortization of goodwill..................................      618       357          5
  Deferred income taxes.....................................       59       767      1,245
  Gain on sale of property, plant and equipment.............       11       (10)      (234)
  Changes in assets and liabilities, net of effects of
     acquisitions of businesses:
     Accounts receivable....................................    2,617    (7,792)       998
     Inventories............................................   (9,476)    4,756        213
     Other current assets...................................      167    (1,171)      (407)
     Other assets...........................................     (321)      (86)      (877)
     Accounts payable.......................................      669    (1,311)    (2,770)
     Income taxes payable...................................    1,290    (1,078)       108
     Accrued liabilities....................................    2,169        27        318
     Other liabilities......................................       45        51         47
                                                              -------   -------   --------
Net Cash Provided by Operating Activities...................   11,277     7,342     16,800
                                                              -------   -------   --------
INVESTING ACTIVITIES:
Capital expenditures........................................   (5,702)  (23,650)   (18,898)
Acquisitions, net of cash acquired..........................     (459)  (20,471)
Proceeds from sale of property, plant and equipment.........      372       444      1,465
                                                              -------   -------   --------
Net Cash Used for Investing Activities......................   (5,789)  (43,677)   (17,433)
                                                              -------   -------   --------
FINANCING ACTIVITIES:
Long-term borrowings........................................             50,400
Payment of long-term debt...................................   (5,100)   (6,564)    (5,000)
Increase in bank revolving credit...........................    2,000    19,000
Increase (decrease) in notes payable........................   (1,350)  (18,621)     5,210
Purchases of treasury stock.................................             (7,535)
Stock options exercised.....................................                577      1,581
Cash dividends..............................................     (953)     (972)    (1,016)
                                                              -------   -------   --------
Net Cash Provided by (Used for) Financing Activities........   (5,403)   36,285        775
                                                              -------   -------   --------
NET INCREASE (DECREASE) IN CASH.............................       85       (50)       142
CASH AT BEGINNING OF YEAR...................................      517       567        425
                                                              -------   -------   --------
CASH OF END OF YEAR.........................................  $   602   $   517   $    567
                                                              =======   =======   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid...........................................  $ 2,534   $ 3,541   $  4,831
                                                              =======   =======   ========
Interest paid, net of interest capitalized of $402 (1996),
  $125 (1995)...............................................  $ 4,773   $ 3,172   $  2,046
                                                              =======   =======   ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FISCAL YEARS ENDED MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995

1. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

     The Company's fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 52 weeks of operations for each of the three years presented.

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

     Depreciation and Amortization: Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the respective assets using principally the straight-line method. Estimated useful lives are 15 to 40 years for buildings, 4 to 7 1/2 years for machinery and equipment, and 8 years for furniture and fixtures. The cost of improvements to leased premises is amortized over the shorter of the estimated life of the improvement or the term of the lease.

     Goodwill represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations. Goodwill is amortized using the straight-line method over periods ranging from 10 to 30 years. The Company reviews the carrying value of goodwill and other long-lived assets if the facts and circumstances suggest that their recoverability may have been impaired.

     Futures Transactions: Realized and unrealized gains and losses in the fair values of cotton futures contracts are recognized in earnings during the periods in which such changes occur. The Company did not enter into any futures contracts during 1997.

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

     Earnings Per Share: Earnings per share have been computed using the weighted average number of common shares outstanding including the dilutive effect of outstanding stock options in 1997. In 1996 and 1995, outstanding stock options did not have a materially dilutive effect and were excluded from such computations.

     Stock-Based Compensation: The Company accounts for stock option grants using the intrinsic value method and only issues stock options that have an exercise price that is equal to or more than the fair value of the underlying shares at the date of grant. Accordingly, no compensation expense is recorded in the accompanying statements of earnings with respect to stock option grants.

2. ACQUISITIONS

     On October 31, 1995, the Company acquired all of the outstanding stock of The Red Calliope and Associates, Inc. for $8.9 million in cash and $5.8

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
million in short-term notes. The Red Calliope is a leading designer and marketer of infant bedding products and related accessories. The notes issued in connection with this transaction were paid prior to March 31, 1996, in accordance with their terms.

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

     These four 1996 acquisitions were accounted for as purchases. Accordingly, the net purchase price was allocated based upon the respective acquisition-date fair market values of assets acquired and liabilities assumed, as follows:

                         (IN THOUSANDS)
                         --------------
Assets acquired, other
  than cash............     $18,899
Goodwill...............      13,829
                            -------
                             32,728
Less liabilities
  assumed..............      12,257
                            -------
Purchase price, net of
  cash acquired........     $20,471
                            =======

     Goodwill of $10.2 million was associated with the acquisition of The Red Calliope and Associates, Inc., and is being amortized over a period of thirty years. The remaining goodwill arises principally from the acquisition of Textile, Inc. and is being amortized primarily over fifteen years. The Company paid during 1997 and expects to pay during 1998 additional contingent consideration totaling $0.5 million with respect to one of its 1996 acquisitions. Such contingent consideration increases goodwill in the fiscal years during which it is paid.

     The consolidated statement of earnings for 1996 includes the revenues, expenses and operating results for each of these four companies commencing with its respective acquisition date. The following unaudited pro forma information presents the Company's consolidated results of operations as though the acquisition of The Red Calliope and Associates, Inc. had occurred on the first day of fiscal 1995. These pro forma results do not purport to be indicative of the results which would have been achieved had the acquisition been made on that date, or of future results of operations. The pro forma information does not include the operating results of the other three acquired companies, since their inclusion would not materially alter the information shown therein or the Company's reported consolidated results of operations.

                             1996       1995
                           --------   --------
                             (IN THOUSANDS)
Net sales................  $238,510   $236,868
Net earnings.............     4,070     10,779
Earnings per share.......      0.50       1.27

     On October 4, 1996, the Company acquired all of the assets of Woven Classic Throws, Inc., a small manufacturer of specialty woven throws. This acquisition was accounted for as a purchase and did not have a material effect on the Company's 1997 operating results. On March 31, 1997, the Company acquired all of the outstanding stock of Hamco, Inc., a manufacturer and marketer of bibs and other infant soft goods.

3. DISCONTINUANCE OF CERTAIN
   BUSINESSES

     During the third fiscal quarter of 1997, the Company adopted plans to discontinue two small product categories. This decision was precipitated by the receipt of notices from two California regulatory agencies stating that a line of juvenile foam-core furniture manufactured by Hans Benjamin Furniture, Inc., a 51-percent-owned subsidiary, did not comply with a California flammability standard, that such products were mislabeled, and that these matters could subject Hans Benjamin to civil penalties. The Company's subsequent internal investigation revealed that other products manufactured by Hans Benjamin were not in compliance with the California flammability standard, were similarly mislabeled and that such mislabeled products had been shipped into other states in addition to California. Hans Benjamin responded by announcing a

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
nationwide voluntary recall of all furniture products it manufactured.

     During the fourth fiscal quarter of 1997, Hans Benjamin negotiated a settlement with California regarding the civil penalties to be paid, and was liquidated. The consolidated statement of earnings for 1997 includes costs and expenses of $1,263,000, net of income tax benefit, related to the product recall, the civil penalty, the discontinuance of the furniture and one other small product line, and the liquidation of Hans Benjamin.

4. INVENTORIES

     Major classes of inventory were as follows:

                            1997              1996
                       ---------------   ---------------
                                (IN THOUSANDS)
Raw materials and
  supplies...........      $27,415           $23,076
Work in process......        1,961             2,916
Finished goods.......       27,484            21,277
                           -------           -------
                           $56,860           $47,269
                           =======           =======

5. FINANCING ARRANGEMENTS

     Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. The Company does not borrow funds from its factor or take advances against accounts receivable so assigned. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit lines. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of earnings, were: $1,777,000, $1,477,000 and $1,702,000, respectively, in 1997,
1996 and 1995.

     Notes Payable: At March 30, 1997, the Company had available uncommitted lines of credit totaling $40,000,000 with two banks at floating rates of interest. No fees or compensating balances are required under these arrangements, and the lines are cancelable at the banks' discretion. Annual average borrowings and weighted average interest rates under these arrangements were $7,161,000 at 5.8% in 1997 and $18,291,000 at 6.4% in 1996. No borrowings were outstanding under these arrangements at March 30, 1997; however, the Company did have outstanding letters of credit, primarily for purchases of inventory, aggregating $3.8 million which reduced the available credit under these arrangements to $36.2 million at that date. The weighted average interest rates on borrowings outstanding under these arrangements at March 31, 1996 was 6.0%.

     Long-Term Debt: At March 30, 1997 and March 31, 1996, long-term debt consisted of:

                                   1997      1996
                                  -------   -------
                                   (IN THOUSANDS)
6.56% to 7.27% unsecured notes
  (6.92% weighted average) due
  in annual installments of
  $7,143 from October 1999
  through October 2005..........  $50,000   $50,000
9.22% unsecured note............              5,000
Floating rate unsecured
  revolving credit facilities
  maturing August 1998..........   21,000    19,000
Other...........................      300       400
                                  -------   -------
                                   71,300    74,400
Less current maturities.........      100     5,100
                                  -------   -------
                                  $71,200   $69,300
                                  =======   =======

     During the second quarter of fiscal 1996, the Company entered into floating rate unsecured revolving credit facilities totaling $30 million with two banks. The interest rate on borrowings under these lines is based on the London Interbank Offered Rate. At March 30, 1997 and March 31, 1996, the weighted average interest rates on amounts outstanding under these facilities were 6.1% and 5.9%, respectively. The Company pays facility fees at the rate of 0.15% per annum on the unused portions of the committed credit lines.

     The unsecured notes, which are placed with an insurance company, and the floating rate unsecured revolving credit facilities, which are placed with two banks, contain similar restrictive covenants requiring the Company to maintain certain ratios of earnings to fixed charges and of total debt to total capitalization. In addition, the bank revolving credit facilities contain certain covenants requiring the

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

Company to maintain minimum levels of shareholders' equity and certain ratios of total debt to cash flow. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock. At March 30, 1997, the Company was in compliance with all restrictive covenants, and retained earnings of approximately $9.4 million were available for dividend payments.

     Scheduled maturities of long-term debt in each of the next five fiscal years are: $100,000 in 1998, $21,100,000 in 1999, $7,243,000 in 2000, $7,143,000
in 2001 and $7,143,000 in 2002. The fair value at March 30, 1997 of the Company's long-term obligations, which amount has been estimated by discounting the projected cash flows using rates currently available to the Company for loans with similar terms and maturities, approximates their carrying value.

6. INCOME TAXES

     The provisions for income taxes are summarized as follows:

                             1997     1996     1995
                            ------   ------   ------
                                 (IN THOUSANDS)
Current:
  Federal.................  $2,887   $1,645   $4,869
  State and local.........     328      180      316
                            ------   ------   ------
         Total current....   3,215    1,825    5,185
                            ------   ------   ------
Deferred:
  Federal.................    (223)     824    1,082
  State and local.........     282      (57)     163
                            ------   ------   ------
         Total deferred...      59      767    1,245
                            ------   ------   ------
                            $3,274   $2,592   $6,430
                            ======   ======   ======

     The tax effects of temporary differences which comprise the deferred tax liabilities and assets are as follows:

                                     1997     1996
                                    ------   ------
                                    (IN THOUSANDS)
Gross deferred income tax
  liabilities:
  Property, plant and equipment...  $7,292   $6,280
  DISC earnings deferral..........     873      907
  Other...........................     601      395
                                    ------   ------
         Total gross deferred
           income tax
           liabilities............   8,766    7,582
                                    ------   ------

                                     1997     1996
                                    ------   ------
                                    (IN THOUSANDS)
Gross deferred income tax assets:
  Employee benefit accruals.......   1,512    1,277
  Accounts receivable reserves....     972      537
  Other...........................     797      342
                                    ------   ------
         Total gross deferred
           income tax assets......   3,281    2,156
                                    ------   ------
Net deferred income tax
  liability.......................  $5,485   $5,426
                                    ======   ======

     A reconciliation between the provisions for income taxes computed by applying the applicable maximum federal statutory rates to earnings before income taxes and the provisions for income taxes is as follows:

                             1997     1996     1995
                            ------   ------   ------
                                 (IN THOUSANDS)
Income taxes at federal
  statutory rates.........  $2,417   $2,289   $6,118
Non-deductible
  amortization of
  goodwill................     210      125        2
Operating losses of 51-
  percent-owned subsidiary
  not deductible in
  consolidated federal tax
  return..................     430       80
State income taxes net of
  federal income tax
  benefit.................     403       80      311
Other.....................    (186)      18       (1)
                            ------   ------   ------
Provisions for income
  taxes...................  $3,274   $2,592   $6,430
                            ======   ======   ======

7. RETIREMENT PLANS

     The Company maintains an Employee Stock Ownership Plan, which provides for annual contributions by the Company at the discretion of the Board of Directors for the benefit of eligible employees. Contributions can be made either in cash or in shares of the Company's common stock. Participation in the Plan is open to all Company employees who are at least twenty-one years of age and who have been employed by the Company for at least one year. The Company recognized expense of $450,000, $600,000, and $750,000 for its cash contributions to the Plan in 1997, 1996 and 1995, respectively.

     Effective January 1, 1996, the Company established an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Under the Plan, employees generally may elect to exclude up to 15%

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
of their compensation from amounts subject to income tax as a salary deferral contribution. The Board of Directors determines each calendar year the portion, if any, of employee contributions which will be matched by the Company. Since inception and for calendar 1997, the Company has made or will make a matching contribution to each employee in an amount equal to the first 2% of such contributions. The Company's matching contributions to the Plan were approximately $550,000 for fiscal 1997 and $118,000 for fiscal 1996.

8. STOCK OPTIONS

     The Company's 1976 and 1995 Stock Option Plans provide for the grant of non-qualified stock options to officers and key employees at prices no less than the price of the stock on the date of each grant. In addition, the 1995 Stock Option Plan provides for the grant of incentive stock options to employees and a fixed annual grant of 2,000 non-qualified stock options to each non-employee director on the day after each year's annual meeting of shareholders. Through March 30, 1997, non-qualified options covering a total of 12,000 shares have been issued to non-employee directors and no incentive options have been issued. One-third of the non-qualified options become exercisable on each of the first three anniversaries of their issuance. The non-qualified options expire on the fifth anniversary of their issuance.

     A total of 5,225,000 shares of common stock have been authorized for issuance under the Plans. At March 30, 1997, 893,491 options were reserved for future issuance. The options outstanding at March 30, 1997 expire through March 2002, have a weighted average remaining contractual life of 4.1 years, and include 3,664 options exercisable at March 30, 1997 with a weighted average exercise price of $11.54.

     The following table summarizes stock option activity during each of the most recent three fiscal years:

                                                     WEIGHTED
                                                     AVERAGE
                         NUMBER     EXERCISE PRICE   EXERCISE
                       OF SHARES      PER SHARE       PRICE
                       ----------   --------------   --------
Options outstanding,
  April 3, 1994......   1,086,906   $10.63 -- 19.75   $14.06
Options granted......     536,250    14.63 -- 20.63    14.75
Options canceled.....     (70,339)   13.25 -- 20.63    14.32
Options exercised....    (167,610)   10.63 -- 15.25    12.46
                       ----------   ---------------   ------
Options outstanding,
  April 2, 1995......   1,385,207    10.63 -- 20.63    14.51
Options granted......     515,209     9.50 -- 17.50    12.57
Options canceled.....    (109,629)   11.75 -- 19.50    14.55
Options exercised....     (46,645)   10.63 -- 15.75    12.94
                       ----------    --------------   ------
Options outstanding,
  March 31, 1996.....   1,744,142     9.50 -- 20.63    13.97
Options granted......   2,224,686     7.88 -- 11.75     9.61
Options canceled.....  (1,890,076)    7.88 -- 20.63    13.64
                       ----------    --------------   ------
Options outstanding,
  March 30, 1997.....   2,078,752   $ 7.88 -- 13.25   $ 9.60
                       ----------    --------------   ------

     At March 30, 1997, 6,000 of the options outstanding have a per share exercise price which exceeds 150 percent of $7.88.

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

     Activity for 1997 includes 1,569,936 and 1,613,474 options granted and canceled, respectively, on April 12, 1997 as the result of an exchange offer which was authorized by the Compensation Committee of the Company's Board of Directors under which the Company issued new stock options in exchange for options which had been issued after December 31, 1991, were held by active employees who elected to participate in the exchange, and for which the closing market price on April 12, 1996 was at least $0.25 below the option exercise price. The number of repriced options so issued was equal to 80% of options exchanged which had originally been issued in calendar 1992 and 100% of options exchanged which had originally been issued after December 31, 1992. The average price of the options surrendered for cancellation under this exchange offer was $14.14. Options granted under the offer have an exercise price of $10.25 per share, or

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

$0.25 in excess of the closing market price of the Company's stock on April 12, 1996. The repriced options vest and expire on the same basis as any other options issued by the Company.

     The weighted-average grant-date fair value of options granted in 1997 and 1996, respectively, was $2.60 and $4.04 per share. Had compensation cost for the Company's stock option grants been determined and recorded as expense at the grant dates, the Company's pro forma net income would have been $2.4 million, or $0.30 per share (primary or fully-diluted), for 1997 and $3.7 million, or $0.46 per share (primary or fully-diluted), for 1996. The pro forma net income for 1997 considers repriced options which were originally issued prior to 1996 as newly-issued options.

     For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. The following assumptions were used for options granted in 1997: dividend yield of 0.9 percent, expected volatility of 31.7 percent, risk-free interest rate of 6.2 percent, and expected lives of 4 years. The following assumptions were used for options granted in 1996: dividend yield of 0.9 percent, expected volatility of
31.8 percent, risk-free interest rate of 6.1 percent, and expected lives of 4 years. Because options vest over a three-year period and the pro forma disclosures only reflect options issued during the two most recent fiscal years, the full impact of the pro forma effect of stock options will not be reflected until future fiscal years.

     Option valuation models require the use of highly subjective assumptions including the stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

9. MAJOR CUSTOMERS

     The Company's sales to Wal-Mart Stores, Inc. constituted 17%, 18% and 17% of net sales, respectively, in 1997, 1996 and 1995.

10. COMMITMENTS AND CONTINGENCIES

     Lease Commitments: At March 30, 1997, the Company's minimum annual rentals under noncancelable operating leases, principally for manufacturing, warehousing and office facilities, were as follows:

                         (IN THOUSANDS)
  1998.................     $ 3,188
  1999.................       2,781
  2000.................       2,627
  2001.................       2,361
  2002.................       1,783
  Thereafter...........       6,909
                            -------
                            $19,649
                            =======

     Total rent expense was $3,710,000, $3,123,000 and $2,486,000 for 1997, 1996
and 1995, respectively.

     Contingencies: In order to resolve certain disputes which have arisen between them, the Company and its Israeli supplier of Royal Sateen(R) fabric and products, Kitan Consolidated Ltd. ("Kitan"), have entered into binding arbitration before a three-person panel in Israel. In connection with the arbitration, the Company and Kitan exchanged claims documents on June 9 and 10, 1997. The Company's claims include a request for payment of $9.9 million in damages stemming primarily from Kitan's failure to make timely deliveries over a three-year period. Kitan's claims include a request for payment of $8.5 million for damages allegedly suffered primarily as a result of differences between the Company's forecasts of demand and its actual orders for Kitan's fabric and products. Each party's claims also request reimbursement of attorney's fees and payment of interest from the date the claim was filed. The Company believes Kitan's claims are without merit, and the Company intends to vigorously pursue both its claims and its defenses. Normal commerce between the companies is continuing during the arbitration process. In the opinion of the Company's management, the ultimate resolution of the claims will not have a material adverse effect on the Company's financial position or results of operations.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                              FIRST      SECOND       THIRD      FOURTH
                                                             QUARTER     QUARTER     QUARTER     QUARTER
                                                            ---------   ---------   ---------   ---------
                                                             ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                             (UNAUDITED)
  FISCAL YEAR ENDED MARCH 30, 1997
  Net sales...............................................    $44,400     $74,848     $72,887     $64,250
  Gross profit............................................      6,912      15,379      14,766      14,680
  Net earnings (loss).....................................     (1,343)      1,921       1,425       1,628
  Fully diluted net earnings (loss) per share.............      (0.17)       0.24        0.18        0.20
  FISCAL YEAR ENDED MARCH 31, 1996
  Net sales...............................................    $39,207     $57,330     $62,209     $60,256
  Gross profit............................................      7,551      12,243      13,288       9,370
  Net earnings (loss).....................................        456       2,118       2,095        (722)
  Fully diluted net earnings (loss) per share.............       0.05        0.26        0.26       (0.09)