Form 10-Q
period 1997-06-29
CROWN CRAFTS INC
filed 1997-08-13
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 29, 1997
                                                 -------------

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 1-7604
                                               ------


                               CROWN CRAFTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Georgia                                          58-0678148
-------------------------------                          ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

           1600 Riveredge Parkway, Suite 200, Atlanta, Georgia 30328
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 644-6400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of August 6, 1997 was 7,963,955.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                          PART 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 29, 1997 (UNAUDITED) AND MARCH 30, 1997




                                               June 29,    March 30,
(in thousands)                                   1997       1997
--------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash                                      $    355   $    602
     Accounts receivable, net:
         Due from factor                         19,995     30,866
         Other                                    7,134      7,496
     Inventories                                 74,838     56,860
     Deferred income taxes                        2,318      2,392
     Other current assets                         4,887      3,307
                                               --------   --------
         Total Current Assets                   109,527    101,523
                                               --------   --------

PROPERTY, PLANT AND EQUIPMENT - at cost:
     Land, buildings and improvements            46,195     44,903
     Machinery and equipment                     68,423     68,435
     Furniture and fixtures                       1,635      1,487
                                               --------   --------
                                                116,253    114,825
     Less accumulated depreciation               44,129     41,809
                                               --------   --------
         Property, Plant and Equipment - net     72,124     73,016
                                               --------   --------

OTHER ASSETS
     Goodwill                                    17,651     13,192
     Other                                        2,202      1,825
                                               --------   --------
         Total Other Assets                      19,853     15,017
                                               --------   --------

TOTAL                                          $201,504   $189,556
                                               ========   ========



           See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 29, 1997 (UNAUDITED) AND MARCH 30, 1997



                                                        June 29,     March 30,
(dollars in thousands, except par value per share)        1997         1997
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                     $   1,150
     Accounts payable                                     17,831    $  13,212
     Income taxes payable                                    901        1,336
     Accrued wages and benefits                            4,176        4,312
     Accrued royalties                                       975        1,369
     Other accrued liabilities                             3,395        3,429
     Current maturities of long-term debt                    100          100
                                                       ---------    ---------
             Total Current Liabilities                    28,528       23,758
                                                       ---------    ---------


NON-CURRENT LIABILITIES
       Long-term debt                                     79,200       71,200
       Deferred income taxes                               7,752        7,877
       Other                                                 745        1,026
                                                       ---------    ---------
             Total Current Liabilities                    87,697       80,103
                                                       ---------    ---------

SHAREHOLDERS' EQUITY:
     Common stock - par value $1.00 per share;
         50,000,000 shares authorized; 9,057,912 and
         9,050,636 shares issued                           9,058        9,051
     Additional paid-in capital                           34,504       34,438
     Retained earnings                                    56,573       57,005
     Less: 1,111,435 and 1,106,435 shares of common
         stock held in treasury                          (14,856)     (14,799)
                                                       ---------    ---------
             Total Shareholders' Equity                   85,279       85,695
                                                       ---------    ---------

TOTAL                                                  $ 201,504    $ 189,556
                                                       =========    =========



             See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (Continued)

                       CONSOLIDATED STATEMENTS OF EARNINGS
                         JUNE 29, 1997 AND JUNE 30, 1996
                                   (UNAUDITED)

                                                         June 29,       June 30,
(in thousands, except per share data)                     1997           1996
---------------------------------------------------------------------------------

NET SALES                                              $    52,644    $    44,400

COST OF PRODUCTS SOLD                                       42,079         37,488
                                                       -----------    -----------

GROSS PROFIT                                                10,565          6,912

MARKETING AND
     ADMINISTRATIVE EXPENSES                                 9,650          8,214
                                                       -----------    -----------

EARNINGS (LOSS) FROM OPERATIONS                                915         (1,302)

OTHER INCOME (EXPENSE):
     Interest expense                                       (1,304)        (1,258)
     Other - net                                                78            193
                                                       -----------    -----------

(LOSS) BEFORE INCOME TAXES                                    (311)        (2,367)

PROVISIONS (CREDITS) FOR INCOME
     TAXES                                                    (117)        (1,024)
                                                       -----------    -----------

NET (LOSS)                                             $      (194)   $    (1,343)
                                                       ===========    ===========

NET (LOSS) PER SHARE                                   $     (0.02)   $     (0.17)
                                                       ===========    ===========

AVERAGE SHARES OUTSTANDING                               7,946,340      7,944,201
                                                       ===========    ===========

DIVIDENDS DECLARED PER
     SHARE                                             $      0.03    $      0.03
                                                       ===========    ===========



             See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED JUNE 29, 1997 AND
                                  JUNE 30, 1996
                                   (UNAUDITED)

                                                           June 29,     June 30,
(in thousands)                                               1997         1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                              $   (194)   $ (1,343)
     Adjustments to reconcile net earnings to net
       cash provided by (used for) operating activities:
       Depreciation and amortization of property, plant
         and equipment                                        2,396       2,437
       Amortization of goodwill                                 224         143
       Deferred income taxes                                    (51)         24
       Gain on disposal of property, plant and equipment        (21)       (112)
     Changes in assets and liabilities:
       Accounts receivable                                   12,622      14,645
       Inventories                                          (15,951)     (8,950)
       Other current assets                                  (1,510)       (169)
       Other assets                                            (658)       (330)
       Accounts payable                                       4,566         775
       Income taxes payable                                    (435)         48
       Accrued liabilities                                     (808)         68
       Other liabilities                                                     13
                                                           --------    --------
Net Cash Provided by Operating Activities                       180       7,249
                                                           --------    --------

INVESTING ACTIVITIES:
     Capital expenditures                                    (1,313)     (1,647)
     Acquisitions, net of cash acquired                      (7,383)
     Proceeds from sale of property, plant and
         equipment                                               36         331
                                                           --------    --------
Net Cash Used For Investing Activities                       (8,660)     (1,316)
                                                           --------    --------

FINANCING ACTIVITIES:
     Payment of long-term debt                                           (2,500)
     Increase (decrease) in bank revolving credit             8,000     (19,000)
     Increase in notes payable                                  455      15,570
     Exercise of stock options                                   16
     Cash dividends                                            (238)       (239)
                                                           --------    --------
Net Cash Provided By (Used For) Financing Activities          8,233      (6,169)
                                                           --------    --------

NET DECREASE IN CASH
     (carried forward)                                     $   (247)   $   (236)
                                                           ========    ========

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED JUNE 29, 1997 AND
                                  JUNE 30, 1996
                                   (UNAUDITED)


                                               June 29,  June 30,
(dollars in thousands)                           1997      1996
-----------------------------------------------------------------

NET DECREASE IN CASH
     (brought forward)                         $  (247)   $  (236)

CASH, beginning of period                          602        517
                                               -------    -------

CASH, end of period                            $   355    $   281
                                               =======    =======

Supplemental Cash Flow Information:
    Income taxes paid                          $   369    $    68
                                               =======    =======

    Interest paid net of amounts capitalized   $ 1,336    $ 1,220
                                               =======    =======


             See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 29, 1997 and the results of its operations and its cash flows for the periods ended June 29, 1997 and June 30, 1996. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2. On March 31, 1997, the Company acquired all of the outstanding stock of Hamco, Inc., a manufacturer and marketer of infant soft goods, for a total purchase price of $7.5 million. This acquisition has been accounted for using the purchase method of accounting based on the estimated fair value of assets acquired and liabilities assumed resulting in the recording of approximately $4.7 million in goodwill. Operating results of Hamco, Inc. from the date of acquisition are included in the accompanying Consolidated Statement of Earnings for the period ending June 29, 1997.

3. The computation of net loss per share for the periods ended June 29, 1997 and June 30, 1996 was computed using the weighted average number of common shares outstanding.

4.   Major classes of inventory were as follows (in thousands):

                                                  June 29,           March 30,
                                                   1997                1997
                                                  -------             -------
                      Raw materials               $31,740             $27,415
                      Work in process               4,909               1,961
                      Finished goods               38,189              27,484
                                                  -------             -------
                                                  $74,838             $56,860
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

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

On March 31, 1997 the Company acquired all of the outstanding stock of Hamco, Inc. ("Hamco"), a manufacturer and marketer of infant soft goods. The impact of the Hamco acquisition on the Company's consolidated results of operations for the quarter ended June 29, 1997 included net sales of $2.3 million and earnings before income taxes of $0.2 million.

Excluding Hamco, consolidated net sales increased $5.9 million or 13.3% in the current year quarter. The increase was attributable to increased net sales of adult bedcoverings and infant/juvenile products partially offset by a decline in net sales of adult throws.

Gross profit as a percentage of net sales increased to 20.1% for the quarter ended June 29, 1997 from 15.6% for the quarter ended June 30, 1996 primarily due to increased sales of higher margin products.

Excluding Hamco, marketing and administrative expenses increased $1.0 million or 12.2% in the current year quarter. The increase is primarily due to increased employee costs, professional fees, bad debt expenses and promotional costs.

The effective income tax rate decreased to 37.6% for the quarter ended June 29, 1997 from 43.3% for the quarter ended June 30, 1996. The decrease was due to lower effective state income tax rates as a result of various state tax credits earned.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company maintains unsecured committed revolving credit facilities totaling $30 million with two commercial banks at interest rates based on the London Interbank Offered Rate (LIBOR). At June 29, 1997, borrowings of $29.0 million were outstanding under these facilities at a weighted average interest rate of
6.1 percent. The Company pays facility fees on the unused portions of these committed credit lines. The Company also maintains uncommitted lines of credit totaling $40 million with two commercial banks at floating interest rates. At June 29, 1997, borrowings of $1.2 million were outstanding under these lines. Among other covenants, these bank facilities contain a requirement that the Company maintain minimum levels of shareholders' equity, one effect of which is to restrict the payment of cash dividends. At June 29, 1997, retained earnings of approximately $9.0 million were available for dividend payments. Other covenants place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock.

On March 31, 1997, the Company acquired all of the outstanding stock of Hamco, Inc., a manufacturer and marketer of infant soft goods, for a total purchase price of $7.5 million. This acquisition is consistent with the Company's strategy of growing infant and juvenile products to about one-third of its total business. The acquisition was financed by borrowings under the Company's revolving credit facilities. The Company continues to review appropriate acquisition opportunities as a significant part of its growth strategy. Although the Company cannot predict when, or if, further acquisitions will occur, the Company's various credit facilities or other forms of debt will likely continue to provide the funds necessary to finance its growth by this method.

Working capital increased to $81.0 million at June 29, 1997 from $77.8 million at March 30, 1997. Total debt outstanding increased to $80.5 million at June 29, 1997 from $71.3 million at March 30, 1997. The ratio of debt to equity was 0.94:1 at June 29, 1997 compared to 0.83:1 at March 30, 1997. The increase in this ratio was primarily attributable to the increase in debt resulting from the acquisition of Hamco, Inc. and growth in inventories partially offset by a decrease in accounts receivable and an increase in accounts payable.

Total inventories increased to $74.8 million at June 29, 1997 from $56.8 million at March 30, 1997. The Hamco acquisition accounted for $1.7 million of the increase. The remainder of the increase is a seasonal pattern to build inventories to meet heavier shipping demands in the second and third quarters of the fiscal year. The increase in the current year first quarter is larger than in prior years due to increased demand for some of the Company's imported products which have a longer lead time for delivery than domestically produced products.

OTHER MATTERS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share which changes the method of reporting earnings per share by requiring a computation of basic and diluted earnings per share. This statement will become effective for the Company's fiscal 1998 third quarter. The computations required by this Statement would have had no impact on the loss per share reported for the quarters ended June 29, 1997 and June 30, 1996.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         In order to resolve certain disputes which have arisen between them, the Company and its Israeli supplier of Royal Sateen(R) fabric and products, Kitan Consolidated Ltd. ("Kitan"), have entered into binding arbitration before a three-person panel in Israel. In connection with the arbitration, the Company and Kitan exchanged claims documents on June 9 and 10, 1997. The Company's claims include a request for payment of $9.9 million in damages stemming primarily from Kitan's failure to make timely deliveries over a three-year period. Kitan's claims include a request for payment of $8.5 million for damages allegedly suffered primarily as a result of differences between the Company's forecasts of demand and its actual orders for Kitan's fabric and products. Each party's claims also request reimbursement of attorneys' fees and payment of interest from the respective date on which its claim was filed. The Company believes Kitan's claims are without merit, and the Company intends to vigorously pursue its claims and its defenses. Normal commerce between the companies is continuing during the arbitration process.

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         EXHIBIT
         NUMBER               DESCRIPTION OF EXHIBITS
         -------              -----------------------
         10(e)iii             Letter Agreement dated July 29, 1997 with The
                              Prudential Insurance Company of America
         27                   Financial Data Schedule (for SEC use only)

         There were no reports on Form 8-K during the quarter ended June 29, 1997.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                                  JUNE 29, 1997

                                   SIGNATURES


         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CROWN CRAFTS, INC.



Date:  August 12, 1997                      /s/  Robert E. Schnelle
       ---------------                      --------------------------
                                            ROBERT E. SCHNELLE
                                            Treasurer
                                            (Chief Accounting Officer)