Form 10-Q
period 1997-09-28
CROWN CRAFTS INC
filed 1997-11-12
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 28, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 1-7604



                               CROWN CRAFTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Georgia                                 58-0678148
-------------------------------------------------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


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

                                 Yes X  No
                                    ---   ----

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of November 7, 1997 was 8,091,315.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                          PART 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 28, 1997 (UNAUDITED) AND MARCH 30, 1997





                                                 September 28,     March 30,
(in thousands)                                        1997            1997
------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash                                          $    749        $    602
     Accounts receivable, net:
         Due from factor                             37,040          30,866
         Other                                       12,738           7,496
     Inventories                                     87,294          56,860
     Deferred income taxes                            2,377           2,392
     Other current assets                             6,107           3,307
                                                   --------        --------
         Total Current Assets                       146,305         101,523
                                                   --------        --------

PROPERTY, PLANT AND EQUIPMENT - at cost:
     Land, buildings and improvements                45,465          44,903
     Machinery and equipment                         71,466          68,435
     Furniture and fixtures                           1,907           1,487
                                                   --------        --------
                                                    118,838         114,825
     Less accumulated depreciation                   46,522          41,809
                                                   --------        --------
         Property, Plant and Equipment - net         72,316          73,016
                                                   --------        --------

OTHER ASSETS:
     Goodwill                                        25,440          13,192
     Other                                            2,390           1,825
                                                   --------        --------
         Total Other Assets                          27,830          15,017
                                                   --------        --------

TOTAL                                              $246,451        $189,556
                                                   ========        ========








             See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 28, 1997 (UNAUDITED) AND MARCH 30, 1997



                                                                 September 28,     March 30,
(dollars in thousands, except par value per share)                   1997             1997
--------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                 $ 31,582
     Accounts payable                                                21,043       $ 13,212
     Income taxes payable                                             3,011          1,336
     Accrued wages and benefits                                       5,844          4,312
     Accrued royalties                                                2,050          1,369
     Other accrued liabilities                                        3,968          3,429
     Current maturities of long-term debt                            30,206            100
                                                                   --------       --------
         Total Current Liabilities                                   97,704         23,758
                                                                   --------       --------


NON-CURRENT LIABILITIES:
     Long-term debt                                                  50,257         71,200
     Deferred income taxes                                            7,752          7,877
     Other                                                              745          1,026
                                                                   --------       --------
             Total Non-Current Liabilities                           58,754         80,103
                                                                   --------       --------

SHAREHOLDERS' EQUITY:
     Common stock - par value $1.00 per share;
         50,000,000 shares authorized; 9,185,839 and
         9,050,636 shares issued                                      9,186          9,051
     Additional paid-in capital                                      35,924         34,438
     Retained earnings                                               59,771         57,005
     Less: 1,114,111 and 1,106,435 shares of common
         stock held in treasury                                     (14,888)       (14,799)
                                                                   --------       --------
              Total Shareholders' Equity                             89,993         85,695
                                                                   --------       --------

TOTAL                                                              $246,451       $189,556
                                                                   ========       ========





             See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (Continued)

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       ---------------------------       --------------------------
(in thousands, except                                  Sept. 28,         Sept. 29,       Sept. 28,        Sept. 29,
per share data)                                           1997             1996             1997            1996
-------------------------------------------------------------------------------------------------------------------
NET SALES                                             $    86,334      $    74,848     $   138,978      $   119,248

COST OF PRODUCTS SOLD                                      65,478           59,469         107,557           96,957
                                                      -----------      -----------     -----------      -----------

GROSS PROFIT                                               20,856           15,379          31,421           22,291

MARKETING AND
     ADMINISTRATIVE EXPENSES                               13,764           10,760          23,414           18,974
                                                      -----------      -----------     -----------      -----------

EARNINGS FROM OPERATIONS                                    7,092            4,619           8,007            3,317

OTHER INCOME (EXPENSE):
     Interest expense                                      (1,646)          (1,308)         (2,950)          (2,567)
     Other - net                                               72               98             150              292
                                                      -----------      -----------     -----------      -----------

EARNINGS BEFORE INCOME TAXES                                5,518            3,409           5,207            1,042

PROVISIONS FOR INCOME
      TAXES                                                 2,078            1,488           1,961              464
                                                      -----------      -----------     -----------      -----------

NET EARNINGS                                          $     3,440      $     1,921     $     3,246      $       578
                                                      ===========      ===========     ===========      ===========

NET EARNINGS PER SHARE
       PRIMARY                                        $      0.41      $      0.24     $      0.40      $      0.07
       FULLY DILUTED                                  $      0.40      $      0.24     $      0.39      $      0.07

AVERAGE SHARES OUTSTANDING
       PRIMARY                                          8,357,950        7,944,201       8,152,145        7,944,201
       FULLY DILUTED                                    8,613,545        7,944,201       8,279,943        7,944,201

DIVIDENDS DECLARED PER
     SHARE                                            $      0.03      $      0.03     $      0.06      $      0.06
                                                      ===========      ===========     ===========      ===========





             See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED SEPTEMBER 28, 1997 AND
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)

                                                                     September 28,          September 29,
(in thousands)                                                           1997                   1996
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net earnings                                                    $  3,246                $    578
     Adjustments to reconcile net earnings to net
       cash provided by (used for) operating activities:
       Depreciation and amortization of property, plant
         and equipment                                                  4,906                   4,927
       Amortization of goodwill                                           481                     286
       Deferred income taxes                                              (50)                     24
       Gain on disposal of property, plant and equipment                  (51)                   (118)
     Changes in assets and liabilities:
       Accounts receivable                                             (7,249)                   (150)
       Inventories                                                    (23,866)                (10,577)
       Other current assets                                            (2,463)                    307
       Other assets                                                      (846)                   (365)
       Accounts payable                                                 5,540                   6,891
       Income taxes payable                                             1,678                     805
       Accrued liabilities                                              1,610                   2,542
       Other liabilities                                                   26
                                                                     --------                --------
Net Cash Provided by (Used For)Operating Activities                   (17,064)                  5,176
                                                                     --------                --------

INVESTING ACTIVITIES:
     Capital expenditures                                              (3,464)                 (2,908)
     Acquisitions, net of cash acquired                               (15,415)
     Proceeds from sale of property, plant and
         equipment                                                         80                     336
                                                                     --------                --------
Net Cash Used For Investing Activities                                (18,799)                 (2,572)
                                                                     --------                --------

FINANCING ACTIVITIES:
     Increase in notes payable                                         27,005                   2,270
     Increase (decrease) in bank revolving credit                       9,000                  (2,000)
     Payment of long-term debt                                            (46)                 (2,500)
     Exercise of stock options                                            531
     Cash dividends                                                      (480)                   (477)
                                                                     --------                --------
Net Cash Provided By (Used For) Financing Activities                   36,010                  (2,707)
                                                                     --------                --------

NET INCREASE (DECREASE) IN CASH
     (carried forward)                                               $    147                $   (103)
                                                                     ========                ========


                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED SEPTEMBER 28, 1997 AND
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)



                                                                    September 28,          September 29,
(dollars in thousands)                                                  1997                   1996
-----------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH
     (brought forward)                                               $    147                $   (103)

CASH, beginning of period                                                 602                     517
                                                                     --------                --------

CASH, end of period                                                  $    749                $    414
                                                                     ========                ========

Supplemental Cash Flow Information:
    Income taxes paid                                                $     24                $     79
                                                                     ========                ========

    Interest paid net of amounts capitalized                         $  1,416                $  1,187
                                                                     ========                ========





















             See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 28, 1997 and the results of its operations and its cash flows for the periods ended September 28, 1997 and September 29, 1996. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2. On March 31, 1997, the Company acquired all of the outstanding stock of Hamco, Inc. ("Hamco"), a manufacturer and marketer of infant soft goods, for a total purchase price of $7.5 million. On August 18, 1997, the Company acquired all of the outstanding stock of Noel Joanna, Inc.("NoJo"), a manufacturer and marketer of infant goods, for a total purchase price of $9.2 million, consisting of $8.2 million in cash and $1.0 million in common stock of the Company. Operating results for Hamco and NoJo from their respective dates of acquisition are included in the accompanying Consolidated Statements of Earnings for the three and six month periods ending September 28, 1997.

         Both of these acquisitions were accounted for as purchases. Accordingly, the net purchase price was allocated based upon the respective acquisition date fair market values of assets acquired and liabilities assumed as follows:


             (in thousands)
             -------------
             Assets acquired, other than cash                           $11,903
             Goodwill                                                    12,729
                                                                        -------
             Total assets acquired, other than cash                      24,632
             Less liabilities assumed                                     8,217
                                                                        -------
             Purchase price, net of cash acquired                        16,415
             Less stock issued in acquisition                             1,000
                                                                        -------
             Net cash paid for acquisitions                             $15,415
                                                                        =======

3. The computations of net earnings per share for the three month and six month periods ended September 28, 1997 include the dilutive effect of stock options outstanding. Net earnings per share for the corresponding periods ended September 29, 1996 are based on the weighted average of actual shares outstanding as stock options outstanding did not have a material dilutive effect during these periods.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share which changes the method of reporting earnings per share by requiring a computation of basic and diluted earnings per share. This statement will become effective for the Company's fiscal 1998 third quarter. Had the computations required by this Statement been applied for the three and six month periods ended September 28, 1997 and September 29, 1996, the Company would have reported net earnings per share as follows:

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                       ------------------------       ------------------------
                                       Sept. 28,      Sept. 29,       Sept. 28,      Sept. 29,
       Net Earnings Per Share            1997            1996           1997            1996
                                         ----            ----           ----            ----
         Basic                           $0.43           $0.24          $0.41           $0.07
         Diluted                         $0.41           $0.24          $0.40           $0.07

4.       Major classes of inventory were as follows (in thousands):

                                                September 28,         March 30,
                                                   1997                1997
                                                   ----                ----
                      Raw materials               $33,824             $27,415
                      Work in process               6,649               1,961
                      Finished goods               46,821              27,484
                                                  -------             -------
                                                  $87,294             $56,860
                                                  =======             =======

5. Operating results of interim periods are not necessarily indicative of results to be expected for the full fiscal year.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 29, 1996

On March 31, 1997, the Company acquired all of the outstanding stock of Hamco, Inc. ("Hamco"), a manufacturer and marketer of infant soft goods. On August 18, 1997, the Company acquired all of the outstanding stock of Noel Joanna, Inc. ("NoJo"), a manufacturer and marketer of infant goods. The impact of the Hamco and NoJo acquisitions on the Company's consolidated results of operations for the quarter ended September 28, 1997 included net sales of $5.3 million and income before income taxes of $0.5 million.

Excluding NoJo and Hamco, consolidated net sales increased $6.2 million or 8.3% in the current year quarter. The increase was attributable to increased net sales of infant/juvenile products and adult bedcoverings, partially offset by a decline in net sales of adult throws.

Gross profit as a percentage of net sales increased to 24.2% for the quarter ended September 28, 1997 from 20.5% for the quarter ended September 29, 1996 primarily due to increased sales of higher margin products. During the quarter, the addition of Hamco and NoJo sales caused total sales of infant and juvenile products to comprise approximately 29% of total net sales, whereas sales of this product category represented 17% of total net sales in the year-earlier quarter. Infant and juvenile products typically earn a higher gross margin than the Company's adult products, but the Company's infant product subsidiaries also typically have a higher ratio of operating expenses to net sales.

Excluding NoJo and Hamco, operating expenses increased $2.0 million or 18.8% in the current year quarter. The increase is primarily due to increased employee costs, professional fees and bad debt expenses, partially offset by a decrease in promotional costs.

Interest expense for the quarter ended September 28, 1997 increased $0.3 million or 25.8% from the prior year quarter due to increased debt levels partially offset by a decrease in interest rates.

The effective income tax rate decreased to 37.7% for the quarter ended September 28, 1997 from 43.6% for the quarter ended September 29, 1996. The decrease was due to lower effective state income tax rates as a result of various state employment and investment tax credits earned.

SIX MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 29, 1996

The impact of the Hamco and NoJo acquisitions on the Company's consolidated results of operations for the six month period ended September 28, 1997 included net sales of $7.6 million and income before income taxes of $0.8 million.

Excluding NoJo and Hamco, consolidated net sales increased $12.2 million or 10.2% in the six month period ending September 28, 1997. The increase was attributable to increased net sales of infant/juvenile products and adult bedcoverings, partially offset by a decline in net sales of adult throws.

Gross profit as a percentage of net sales increased to 22.6% for the six months ended September 28, 1997 from 18.7% for the same six months last year primarily due to increased sales of higher margin products. During the current year six month period, the addition of Hamco and NoJo sales caused total sales of infant and juvenile products to comprise approximately 29% of total net sales, whereas sales of this product category represented 19% of total net sales in the year-earlier corresponding period. Infant and juvenile products typically earn a higher gross margin than the Company's adult products, but the Company's infant product subsidiaries also typically have a higher ratio of operating expenses to net sales.

Excluding NoJo and Hamco, operating expenses increased $3.1 million or 16.2% in the current six month period. The increase is primarily due to increased employee costs, professional fees and bad debt expenses partially offset by a decrease in promotional costs.

Interest expense for the six months ended September 28, 1997 increased $0.4 million or 14.9% from the prior year due to increased debt levels partially offset by a decrease in interest rates.

The effective income tax rate decreased to 37.7% for the six month period ended September 28, 1997 from 44.5% for the six month period ended September 29, 1996. The decrease was due to lower effective state income tax rates as a result of various state employment and investment tax credits earned.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company maintains unsecured committed revolving credit facilities totaling $30 million with two commercial banks at interest rates based on the London Interbank Offered Rate(LIBOR). At September 28, 1997, borrowings of $30.0 million were outstanding under these facilities at a weighted average interest rate of 6.1 percent. The Company pays facility fees on the unused portions of these committed credit lines. These credit lines are scheduled to expire on August 25, 1998; accordingly, such borrowings are included with other current maturities of long-term debt in the September 28, 1997 balance sheet. The Company also maintains uncommitted lines of credit totaling $40 million with two commercial banks at floating interest rates. At September 28, 1997, borrowings of $31.5 million were outstanding under these lines at a weighted average interest rate of 6.1 percent. Among other covenants, these bank facilities contain a requirement that the Company maintain minimum levels of shareholders' equity, one effect of which is to restrict the payment of cash dividends. At September 28, 1997, retained earnings of approximately $12.2 million were available for dividend payments. Other covenants place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock.

On March 31, 1997, the Company acquired all of the outstanding stock of Hamco, Inc., a manufacturer and marketer of infant soft goods, for a total purchase price of $7.5 million in cash. On August 18, 1997, the Company acquired all of the outstanding stock of Noel Joanna, Inc., a manufacturer and marketer of infant goods, for a total purchase price of $9.2 million, consisting of $8.2 million in cash and $1.0 million in common stock of the Company. These acquisitions are consistent with the Company's strategy of growing infant and juvenile products to about one-third of its total business. The cash portion of the purchase price for these acquisitions was financed by borrowings under the Company's revolving credit facilities. The Company continues to review appropriate acquisition opportunities as a significant part of its growth strategy.

Total debt outstanding increased to $112.0 million at September 28, 1997 from $71.3 million at March 30, 1997. This increase was primarily attributable to the Hamco and NoJo acquisitions, purchases of capital assets and growth in inventories and accounts receivable, partially offset by an increase in accounts payable. The ratio of debt to equity was 1.25:1 at September 28, 1997 compared to 0.83:1 at March 30, 1997. Working capital decreased to $48.6 million at September 28, 1997 from $77.8 million at March 30, 1997. The decrease in working capital was attributable to the change in classification (from long-term debt to current maturities of long-term debt) for the $30.0 million outstanding under the Company's committed revolving credit facilities. The Company presently intends to negotiate new long-term committed facilities prior to the August 25, 1998 expiration date of the currently effective arrangements.

Total inventories increased to $87.3 million at September 28, 1997 from $56.8 million at March 30, 1997. The NoJo and Hamco acquisitions accounted for $6.6 million of the increase. Inventories for Red Calliope, an infant products subsidiary, increased $3.7 million from March 30, 1997 in preparation for anticipated heavy shipping demands in October 1997. The remainder of the increase is a seasonal pattern to build inventories to meet heavier shipping demands for adult products in the third quarter of the fiscal year. The increase in the current year second quarter is also due to increased demand for some of the Company's imported products which have a longer lead time for delivery than domestically produced products. Accordingly, Crown Crafts is warehousing more of these products to enable it to meet expected demand.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings

           None

Item 2 -   Changes in Securities

           None

Item 3 -   Defaults Upon Senior Securities

           None

Item 4 -   Submission of Matters to Vote of Security Holders

           The following directors of the registrant were elected for a three year term:

           E. Randall Chestnut
           Roger D. Chittum
           Marvin A. Davis
           Alfred M. Swiren

Item 5 -   Other Information

           None

Item 6 -   Exhibits and Reports on Form 8-K

           EXHIBIT
           NUMBER               DESCRIPTION OF EXHIBITS
           -------              -----------------------
           27                   Financial Data Schedule (for SEC use only)

           There were no reports on Form 8-K during the quarter ended September 28, 1997.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                               SEPTEMBER 28, 1997

                                   SIGNATURES


         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      CROWN CRAFTS, INC
                                             ----------------------------------


Date:  November 12, 1997                     /s/  Robert E. Schnelle
                                             ----------------------------------
                                             ROBERT E. SCHNELLE
                                             Treasurer
                                             (Chief Accounting Officer)