Form 10-Q
period 1997-12-28
CROWN CRAFTS INC
filed 1998-02-11
CIK 25895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 28, 1997

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                           Commission File No. 1-7604



                              CROWN CRAFTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Georgia                                   58-0678148
-----------------------------------     ---------------------------------------
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

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of February 6, 1998 was 8,173,529.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                DECEMBER 28, 1997 (UNAUDITED) AND MARCH 30, 1997


                                                                     December 28,         March 30,
(in thousands)                                                           1997               1997
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash                                                              $  1,310              $    602
   Accounts receivable, net:
      Due from factor                                                  20,825                30,866
      Other                                                            14,143                 7,496
   Inventories                                                         80,165                56,860
   Deferred income taxes                                                2,377                 2,392
   Other current assets                                                 4,137                 3,307
                                                                     --------              --------
      Total Current Assets                                            122,957               101,523
                                                                     --------              --------

PROPERTY, PLANT AND EQUIPMENT - at cost:
   Land, buildings and improvements                                    45,564                44,903
   Machinery and equipment                                             73,070                68,435
   Furniture and fixtures                                               2,170                 1,487
                                                                     --------              --------
                                                                      120,804               114,825
   Less accumulated depreciation                                       49,089                41,809
                                                                     --------              --------
      Property, Plant and Equipment - net                              71,715                73,016
                                                                     --------              --------

OTHER ASSETS:
   Goodwill                                                            25,310                13,192
   Other                                                                1,720                 1,825
                                                                     --------              --------
      Total Other Assets                                               27,030                15,017
                                                                     --------              -------

TOTAL                                                                $221,702              $189,556
                                                                     ========              ========


            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                          CONSOLIDATED BALANCE SHEETS
                DECEMBER 28, 1997 (UNAUDITED) AND MARCH 30, 1997



                                                                    December 28,          March 30,
(in thousands, except par value per share)                             1997                 1997
------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                     $  7,805
   Accounts payable                                                    16,295              $ 13,212
   Income taxes payable                                                 2,382                 1,336
   Accrued wages and benefits                                           3,413                 4,312
   Accrued royalties                                                    1,869                 1,369
   Other accrued liabilities                                            6,417                 3,429
   Current maturities of long-term debt                                30,100                   100
                                                                     --------              --------
      Total Current Liabilities                                        68,281                23,758
                                                                     --------              --------


NON-CURRENT LIABILITIES:
   Long-term debt                                                      50,200                71,200
   Deferred income taxes                                                7,752                 7,877
   Other                                                                  745                 1,026
                                                                     --------              --------
      Total Non-Current Liabilities                                    58,697                80,103
                                                                     --------              --------

SHAREHOLDERS' EQUITY:
   Common stock - par value $1.00 per share;
      50,000,000 shares authorized; 9,231,105 and
      9,050,636 shares issued                                           9,231                 9,051
   Additional paid-in capital                                          36,465                34,438
   Retained earnings                                                   64,009                57,005
   Less: 1,120,498 and 1,106,435 shares of common
      stock held in treasury                                          (14,981)              (14,799)
                                                                     --------              --------
      Total Shareholders' Equity                                       94,724                85,695
                                                                     --------              --------

TOTAL                                                                $221,702              $189,556
                                                                     ========              ========



            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    DECEMBER 28, 1997 AND DECEMBER 29, 1996
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          ------------------                -----------------
                                                       Dec. 28,        Dec. 29,         Dec. 28,        Dec. 29,
(in thousands, except per share data)                    1997            1996             1997            1996
-----------------------------------------------------------------------------------------------------------------
NET SALES                                            $   103,037     $    72,887      $   242,015     $   192,135

COST OF PRODUCTS SOLD                                     78,339          58,121          185,896         155,078
                                                     -----------     -----------      -----------     -----------

GROSS PROFIT                                              24,698          14,766           56,119          37,057

MARKETING AND
  ADMINISTRATIVE EXPENSES                                 15,584          10,463           38,998          29,437
                                                     -----------     -----------      -----------     -----------

EARNINGS FROM OPERATIONS                                   9,114           4,303           17,121           7,620

OTHER INCOME (EXPENSE):
  Interest expense                                        (1,903)         (1,203)          (4,853)         (3,770)
  Other - net                                                (15)            (35)             135             257
                                                    ------------     -----------      -----------     -----------

EARNINGS BEFORE INCOME TAXES                               7,196           3,065           12,403           4,107

PROVISIONS FOR INCOME
  TAXES                                                    2,715           1,640            4,676           2,104
                                                    ------------     -----------      -----------     -----------

NET EARNINGS                                         $     4,481     $     1,425      $     7,727     $     2,003
                                                     ===========     ===========      ===========     ===========

NET EARNINGS PER SHARE
  BASIC                                              $      0.55     $      0.18      $      0.96     $      0.25
  DILUTED                                            $      0.52     $      0.18      $      0.93     $      0.25

AVERAGE SHARES OUTSTANDING
  ACTUAL                                               8,093,345       7,944,201        8,014,290       7,944,201
  DILUTED                                              8,609,518       7,991,109        8,345,369       7,959,846

DIVIDENDS DECLARED PER
  SHARE                                              $      0.03     $      0.03      $      0.09     $      0.09
                                                     ===========     ===========      ===========     ===========


            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED DECEMBER 28, 1997 AND
                               DECEMBER 29, 1996
                                  (UNAUDITED)


                                                                     December 28,           December 29,
(in thousands)                                                           1997                   1996
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net earnings                                                       $     7,727            $     2,003
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization of property, plant
     and equipment                                                         7,541                  7,342
    Amortization of goodwill                                                 718                    473
    Deferred income taxes                                                    (50)                    24
    Gain on disposal of property, plant and equipment                        (52)                   (97)
  Changes in assets and liabilities:
      Accounts receivable                                                  7,561                 14,579
      Inventories                                                        (16,710)               (10,033)
      Other current assets                                                  (454)                   607
      Other assets                                                          (176)                  (304)
      Accounts payable                                                       792                  2,492
      Income taxes payable                                                   836                  1,597
      Accrued liabilities                                                  1,448                  3,028
      Other liabilities                                                                              41
                                                                     -----------            -----------
Net Cash Provided By Operating Activities                                  9,181                 21,752
                                                                     -----------            -----------

INVESTING ACTIVITIES:
     Capital expenditures                                                 (5,287)                (3,930)
     Acquisitions, net of cash acquired                                  (15,602)                  (226)
     Proceeds from sale of property, plant and
         equipment                                                            95                    341
                                                                     -----------            -----------
Net Cash Used For Investing Activities                                   (20,794)                (3,815)
                                                                     -----------            -----------

FINANCING ACTIVITIES:
     Increase in notes payable                                             3,228                  6,825
     Increase (decrease) in bank revolving credit                          9,000                (19,000)
     Payment of long-term debt                                              (209)                (5,000)
     Exercise of stock options                                             1,025
     Cash dividends                                                         (723)                  (714)
                                                                     -----------            -----------
Net Cash Provided By (Used For) Financing Activities                      12,321                (17,889)
                                                                     -----------            -----------

NET INCREASE IN CASH
     (carried forward)                                               $       708            $        48

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED DECEMBER 28, 1997 AND
                               DECEMBER 29, 1996
                                  (UNAUDITED)


                                                                December 28,           December 29,
(in thousands)                                                     1997                   1996
----------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH
   (brought forward)                                            $       708            $       48

 CASH, beginning of period                                              602                   517
                                                                -----------            ----------

 CASH, end of period                                            $     1,310            $      565
                                                                ===========            ==========

 Supplemental Cash Flow Information:
   Income taxes paid                                            $     3,625            $    1,075
                                                                ===========            ==========
   Interest paid net of amounts capitalized                     $     4,735            $    3,681
                                                                ===========            ==========



















            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 28, 1997 and the results of its operations and its cash flows for the periods ended December 28, 1997 and December 29, 1996. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2. On March 31, 1997, the Company acquired all of the outstanding stock of Hamco, Inc. ("Hamco"), a manufacturer and marketer of infant soft goods, for a total purchase price of $7.5 million. On August 18, 1997, the Company acquired all of the outstanding stock of Noel Joanna, Inc.("NoJo"), a manufacturer and marketer of infant goods, for a total purchase price of $9.2 million, consisting of $8.2 million in cash and $1.0 million in common stock of the Company. Operating results for Hamco and NoJo from their respective dates of acquisition are included in the accompanying Consolidated Statements of Earnings for the three and nine month periods ending December 28, 1997.

         Both of these acquisitions were accounted for as purchases. Accordingly, the net purchase price was allocated based upon the respective acquisition date fair market values of assets acquired and liabilities assumed as follows:

               (in thousands)
               --------------
               Assets acquired, other than cash                     $12,194
               Goodwill                                              12,781
                                                                    -------
               Total assets acquired, other than cash                24,975
               Less liabilities assumed                               8,428
                                                                    -------
               Purchase price, net of cash acquired                  16,547
               Less stock issued in acquisition                       1,000
                                                                    -------
               Net cash paid for acquisitions                       $15,547
                                                                    =======


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

         Hans Benjamin settled the matter of civil penalties with the District Attorney's office and the penalties assessed were included in the charge recorded in the quarter ended December 29, 1996.

         Subsequent to announcing the recall, the Company decided to discontinue certain product lines, including products manufactured by Hans Benjamin. The discontinued products accounted for less than one and one-half percent of the Company's consolidated net sales for the nine month periods ended December 29, 1996. All estimated losses and other costs associated with the discontinued product lines were included in the charge recorded in the quarter ended December 29, 1996.

         This charge is reflected in the Consolidated Statements of Earnings for the three and nine-month periods ended December 29, 1996 as follows:

         Reduction in net sales                                    $   677,000
         Increase in cost of products sold                             969,000
         Increase in marketing and administrative expenses             217,000
         Increase in other expense-net                                  74,000
                                                                   -----------
         Reduction in earnings before income taxes                   1,937,000
         Reduction in provisions for income taxes                      449,000
                                                                   -----------

         Reduction in net earnings                                 $ 1,488,000
                                                                   ===========

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changed the method of reporting earnings per share by requiring a computation of basic and diluted earnings per share. This statement became effective for the quarter ended December 28, 1997. Earnings per share information previously reported has been restated to conform to this new standard.

5.       Major classes of inventory were as follows (in thousands):


                                    December 28,        March 30,
                                       1997               1997
                                       ----               ----
         Raw materials               $32,368            $27,415
         Work in process               4,067              1,961
         Finished goods               43,730             27,484
                                     -------            -------
                                     $80,165            $56,860
                                     =======            =======

6. Operating results of interim periods are not necessarily indicative of results to be expected for the full fiscal year.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 28, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 29, 1996

On March 31, 1997, the Company acquired all of the outstanding stock of Hamco, Inc. ("Hamco"), a manufacturer and marketer of infant soft goods. On August 18, 1997, the Company acquired all of the outstanding stock of Noel Joanna, Inc. ("NoJo"), a manufacturer and marketer of infant goods. The impact of the Hamco and NoJo acquisitions on the Company's consolidated results of operations for the quarter ended December 28, 1997 included net sales of $7.3 million and earnings before income taxes of $0.1 million.

Excluding NoJo and Hamco, consolidated net sales increased $22.8 million or 31.3% in the current year quarter. The increase was attributable to increased net sales in all major product categories, adult bedcoverings and accessories, adult throws and infant/juvenile products.

Gross profit as a percentage of net sales increased to 24.0% for the quarter ended December 28, 1997 from 20.3% for the quarter ended December 29, 1996 due to increased sales of higher margin products and the fact that gross profit in the prior year quarter was depressed due to one-time charges related to a product recall and the decision to dispose of or liquidate two small subsidiaries. Without these charges, the prior year gross profit percentage would have been 22.3%. The addition of Hamco and NoJo plus growth in other infant/juvenile product lines caused total sales of infant/juvenile products to comprise approximately 29% of total net sales for the quarter, whereas sales of this product category represented 18% of total net sales in the year-earlier quarter. Infant and juvenile products typically earn a higher gross margin than the Company's adult products, but the Company's infant product subsidiaries also typically have a higher ratio of operating expenses to net sales.

Excluding NoJo and Hamco, operating expenses increased $3.5 million or 33.4% in the current year quarter. The increase is primarily due to increased employee costs, professional fees and bad debt expenses.

Interest expense for the quarter ended December 28, 1997 increased $0.7 million or 58.2% from the prior year quarter due to increased debt levels and higher average interest rates.

The effective income tax rate decreased to 37.7% for the quarter ended December 28, 1997 from 53.5% for the quarter ended December 29, 1996. The decrease was due to nondeductible expenses recorded in the prior year quarter attributable to the product recall and the decision to discontinue the operations of two small subsidiaries, and also to lower effective state income tax rates in the current year as a result of various state employment and investment tax credits earned.

NINE MONTHS ENDED DECEMBER 28, 1997 COMPARED TO THE NINE MONTHS ENDED DECEMBER 29, 1996

The impact of the Hamco and NoJo acquisitions on the Company's consolidated results of operations for the six month period ended December 28, 1997 included net sales of $14.9 million and earnings before income taxes of $0.9 million.

Excluding NoJo and Hamco, consolidated net sales increased $35.0 million or 18.2% in the nine month period ending December 28, 1997. The increase was attributable to increased net sales in all major product categories, adult bedcoverings and accessories, adult throws and infant/juvenile products.

Gross profit as a percentage of net sales increased to 23.2% for the nine months ended December 28, 1997 from 19.3% for the corresponding nine months last year primarily due to increased sales of higher margin products and the fact that the gross profit in the prior year nine month period was depressed due to one-time charges related to a product recall and the decision to dispose of or liquidate two small subsidiaries. Without these charges, the prior year gross profit percentage would have been 20.1%. During the nine month period, the addition of Hamco and NoJo plus growth in other infant/juvenile product lines caused total sales of infant/juvenile products to comprise approximately 29% of total net sales, whereas sales of this product category represented 19% of total net sales in the first nine months of the previous year. Infant and juvenile products typically earn a higher gross margin than the Company's adult products, but the Company's infant product subsidiaries also typically have a higher ratio of operating expenses to net sales.

Excluding NoJo and Hamco, operating expenses increased $6.6 million or 22.4% in the current nine month period. The increase is primarily due to increased employee costs, legal and other professional fees and bad debt expenses.

Interest expense for the nine months ended December 28, 1997 increased $1.1 million or 28.7% from the corresponding prior year period due to increased debt levels and higher average interest rates.

The effective income tax rate decreased to 37.7% for the nine month period ended December 28, 1997 from 51.2% for the nine month period ended December 29, 1996. The decrease was due to nondeductible expenses recorded in the prior year period attributable to the product recall and the decision to discontinue the operations of two small subsidiaries, and also to lower effective state income tax rates in the current year as a result of various state employment and investment tax credits earned.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company maintains unsecured committed revolving credit facilities totaling $30 million with two commercial banks at interest rates based on the London Interbank Offered Rate(LIBOR). At December 28, 1997, borrowings of $30.0 million were outstanding under these facilities at a weighted average interest rate of 6.3 percent. The Company pays facility fees on the unused portions of these committed credit lines. These credit lines are scheduled to expire on August 25, 1998; accordingly, such borrowings are included with other current maturities of long-term debt in the December 28, 1997 balance sheet. The Company also maintains uncommitted lines of credit totaling $40 million with two commercial banks at floating interest rates. At December 28, 1997, borrowings of $7.7 million were outstanding under these lines at a weighted average interest rate of 6.2 percent. Among other covenants, these bank facilities contain a requirement that the Company maintain minimum levels of shareholders' equity, one effect of which is to restrict the payment of cash dividends. At December 28, 1997, retained earnings of approximately $18.5 million were available for dividend payments. Other covenants place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock.

On March 31, 1997, the Company acquired all of the outstanding stock of Hamco, Inc., a manufacturer and marketer of infant soft goods, for a total purchase price of $7.5 million in cash. On August 18, 1997, the Company acquired all of the outstanding stock of Noel Joanna, Inc., a manufacturer and marketer of infant goods, for a total purchase price of $9.2 million, consisting of $8.2 million in cash and $1.0 million in common stock of the Company. The cash portion of the purchase price for these acquisitions was financed by borrowings under the Company's revolving credit facilities and uncommitted lines of credit.

Total debt outstanding increased to $88.1 million at December 28, 1997 from $71.3 million at March 30, 1997. This increase was primarily attributable to the Hamco and NoJo acquisitions, purchases of capital assets and growth in inventories, partially offset by a decrease in accounts receivable. The ratio of debt to equity was 0.93:1 at December 28, 1997 compared to 0.83:1 at March 30, 1997. Working capital decreased to $54.7 million at December 28, 1997 from $77.8 million at March 30, 1997. The decrease in working capital was attributable to the change in classification (from long-term debt to current maturities of long-term debt) of the $30.0 million outstanding under the Company's committed revolving credit facilities. The Company presently intends to negotiate new long-term committed facilities prior to the August 25, 1998 expiration date of the currently effective arrangements.

Total inventories increased to $80.2 million at December 28, 1997 from $56.9 million at March 30, 1997. The NoJo and Hamco acquisitions accounted for $7.8 million of the increase. The increase in the current year is also due partially to higher levels of inventory needed to support the overall growth in sales volume, and to increased demand for some of the Company's imported products which have a longer lead time for delivery than domestically produced products. Accordingly, Crown Crafts is warehousing more of these products to enable it to meet expected demand.

On January 2, 1998, the Company acquired all of the outstanding stock of Pinky Baby Products, a manufacturer and marketer of infant soft goods for a total purchase price of $3.5 million in cash. The acquisition was financed by borrowings under the Company's uncommitted lines of credit. This acquisition along with the acquisitions of Hamco and Nojo, is consistent with the Company's strategy of growing infant and juvenile products to about one-third of its total business. The Company continues to review appropriate acquisition opportunities as a significant part of its growth strategy.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings

           None

Item 2 -   Changes in Securities

           None

Item 3 -   Defaults Upon Senior Securities

           None

Item 4 -   Submission of Matters to Vote of Security Holders

           None

Item 5 -   Other Information

           None

Item 6 -   Exhibits and Reports on Form 8-K

           EXHIBIT
           NUMBER               DESCRIPTION OF EXHIBITS
           ------               -----------------------
           27                   Financial Data Schedule (for SEC use only)


           There were no reports on Form 8-K during the quarter ended December 28, 1997.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                               DECEMBER 28, 1997

                                   SIGNATURES


         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     CROWN CRAFTS, INC.
                                             ----------------------------------



Date:  February 9, 1998                      /s/  Robert E. Schnelle
       ----------------                      ----------------------------------
                                             ROBERT E. SCHNELLE
                                             Treasurer
                                             (Chief Accounting Officer)