Form 10-K
period 1998-03-29
CROWN CRAFTS INC
filed 1998-07-13
CIK 25895

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 29, 1998
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  SECURITIES ACT OF 1934
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X].

     As of June 15, 1998, 8,599,967 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the NYSE closing price of these shares on that date) held by persons other than Officers, Directors, the Company's Employee Stock Option Plan, and 5% shareholders was approximately $74,864,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Crown Crafts, Inc., Proxy Statement in connection with its Annual Meeting of Shareholders on August 25, 1998 (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Crown Crafts, Inc., a Georgia corporation founded in 1957, operates, both directly and indirectly through its subsidiaries, in a single business segment within the textile industry. Crown Crafts, Inc. and its subsidiaries (individually and collectively, the "Company") design, manufacture, market and distribute home furnishings products. These products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers' private labels.

     During the fiscal year ended March 29, 1998, the Company completed four acquisitions. Three of the acquired entities, Hamco, Inc., Noel Joanna, Inc. and Pinky Baby Products, are engaged in the design, manufacture, marketing and distribution of infant products. The fourth acquisition, Burgundy Interamericana, S.A. de C.V., operated in Mexico as a contract manufacturer of consumer textile products. The Company expects to utilize all of Burgundy's productive capacity in the manufacture of its own infant and other products, moving production from independent foreign manufacturers into Burgundy.

PRODUCTS

     The Company's products fall into three groups: bedroom products, throws and decorative home accessories, and infant and juvenile products.

     The Company's bedroom products include comforters, comforter sets, sheets, pillowcases, pillow shams, bed skirts, duvets, daybed sets, window treatments, decorative pillows, coverlets and jacquard-woven bedspreads. These products are made from a variety of natural and man-made fibers.

     The Company offers its bedroom products in a wide variety of styles and patterns, from comforters to woven bedspreads and from solid colors to designer prints. The Company believes the trend toward coordination of the bedroom will remain strong and expects to continue its emphasis on comforter sets with coordinated sheets and accessories.

     Throws are manufactured and imported in a variety of colors, designs and fabrics, including cotton, acrylic, cotton/acrylic blends, rayon, wool, fleece and chenille. Coordinated decorative home accessories include table runners, doorknob pillows, bell pulls and other items.

     Infant and juvenile products include crib bedding, diaper stackers, mobiles, bibs, receiving blankets, burp cloths, bathing accessories and other infant soft goods.

     During the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, respectively, bedroom products represented 40%, 45% and 56% of consolidated net sales, throws and decorative home accessories represented 30%, 34% and 37% of consolidated net sales, and infant and juvenile products represented 30%, 20% and 6% of consolidated net sales.

PRODUCT DESIGN AND STYLING

     The Company's research and development expenditures focus primarily on product design and styling. The Company believes styling and design are key components to its success. In recent years the Company has significantly increased the number of people and other resources dedicated to this area. The Company's designs include traditional, contemporary, textured and whimsical patterns. The Company designs and manufactures products across a broad spectrum of retail price points. The Company is continually developing new designs for all three of its product groups.

     The Company's designers and stylists work closely with the marketing staff to develop new designs. The Company develops internally and obtains designs from numerous sources, including graphic artists, decorative fabric manufacturers, apparel designers, the Company's employees and museums. The Company utilizes computer aided design systems to increase its design flexibility and reduce costs. In addition, these systems significantly shorten the time for responding to customer needs and changing market trends. The Company also creates designs for exclusive sale by certain of its customers.

SALES AND MARKETING, CUSTOMERS

     The Company markets its products through a national sales force consisting of salaried sales executives and employees and independent commissioned sales representatives. Independent representatives are used most significantly in sales to the gift trade through Goodwin Weavers and Churchill Weavers, and to the infant markets. Sales outside the United States and Canada are made primarily through distributors.

     The Company's customers consist principally of department stores, chain stores, mass merchants, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and direct mail houses. During the fiscal years ended March 29, 1998, March 30, 1997, and March 31, 1996, sales to Wal-Mart Stores, Inc. accounted for 19%, 17% and 18% of net sales, respectively. In June 1998, Wal-Mart informed the Company that effective February 1, 1999, it would discontinue the Company's "Signature Series" line of bedding and accessories. Sales of all products in this line represented 9% of the Company's net sales in the fiscal year ended March 29, 1998. Because Wal-Mart will continue to purchase these products from the Company during most of the current fiscal year, the full impact on net sales of this decision will not be felt until the fiscal year which begins March 29, 1999.

     The Company's primary showroom and sales office is located in New York City. Sales offices are also maintained in Chicago, Atlanta, Boston, Los Angeles, Dallas, and Tyler, Texas. An additional showroom is located in the Company's Atlanta corporate headquarters location.

     The Company sells the majority of its products to retailers for resale to consumers. The Company generally introduces new products to the retail trade during the industry's April and October home textile markets. Initial shipments of successful new designs generally occur at least six months after the product introduction as more conservative buyers follow the lead of market innovators. New product introductions for the gift trade are concentrated in January-March and June-August when Goodwin Weavers and Churchill Weavers participate in numerous local and regional gift shows. The Company's infant product subsidiaries generally introduce new products once each year during the annual Juvenile Products Manufacturers' Association trade show. Private label products manufactured by the Company are introduced throughout the year.

     The Company uses visually appealing and informative packaging, point-of-sale displays and advertising materials for retailers. Most of these are produced in the Company's own print shop, which offers design, typesetting and finishing services. The Company also regularly advertises its products in publications directed to the trade.

     The Company also markets primarily close-out and irregular products through its own retail stores located in Calhoun, Georgia, Roxboro, North Carolina, Blowing Rock, North Carolina, Berea, Kentucky, Rancho Santa Margarita, California and in several outlet malls and resort areas located primarily in the southeastern United States. In fiscal 1998, less than 2.5% of the Company's sales were made through its outlet stores.

MANUFACTURING

     The Company has made significant investments in modernization and expansion to lower manufacturing costs, maximize design flexibility, improve quality and service, and increase productive capacity.

     The Company produces adult comforters and accessories at its owned facility in Roxboro, North Carolina. The Roxboro Plant utilizes an automated warehouse and distribution system which allows the Company to reduce inventories, improve physical control over inventories, reduce order fulfillment lead times, and provide enhanced levels of service.

     The Company produces jacquard-woven bedspreads and throws at its weaving mills in Dalton, Georgia, and Ronda, North Carolina. These products are then finished, packed and shipped from the Calhoun, Georgia, facilities. The Company also utilizes a warehouse and distribution center in Chatsworth, Georgia.

     The Company's infant products are produced primarily by domestic and foreign contract manufacturers. These products are then warehoused and shipped from facilities in Compton, California, Rancho Santa Margarita, California and Prairieville, Louisiana.

RAW MATERIALS

     The principal raw materials used in the manufacture of adult and infant comforters, sheets and accessories are wide-width and narrow printed and solid color cotton and polycotton fabrics, and polyester fibers used as filling material. The principal raw materials used in the manufacture of jacquard-woven bedspreads, throws and other products are natural-color and pre-dyed 100% cotton yarns and acrylic yarns. The principle raw materials used in the production of infant bibbs are knit-terry polycotton, woven polycotton and vinyl fabrics. Although the Company usually maintains supply relationships with only a limited number of suppliers, the Company believes these raw materials presently are available from several sources in quantities sufficient to meet the Company's requirements.

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

ORDER BACKLOG

     The Company's backlogs of unfilled customer orders believed by management to be firm were $34,503,000 and $26,518,000 at May 31, 1998 and June 1, 1997
respectively. The majority of these unfilled orders are scheduled to be shipped within approximately eight weeks, and none are expected to be shipped beyond the completion of the current fiscal year ending March 28, 1999. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlogs are a meaningful indicator of future business.

TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company's products are marketed in part under well-known trademarks. The Company considers its trademarks to be of material importance to its business. Adult comforters and accessories primarily carry the trademark Crown Crafts(R). The majority of throws carry the trademarks Crown Crafts(R) and Goodwin Weavers(R). Infant products carry the trademarks Red Calliope(R), Little Bedding(R), NoJo(R), Hamco(R) and Pinky(R). Protection for these marks is obtained through domestic and foreign registrations. Also important to the Company is the trademark Royal Sateen(R), which was developed in a joint effort with Kitan Textile Industries Ltd. of Israel. Kitan is the registered owner of the mark and the Company is the exclusive marketer of Royal Sateen products in the United States and other parts of the Western Hemisphere.

     In addition, certain products are manufactured and sold pursuant to licensing agreements that include, among others: Disney(R), Bob Timberlake(TM), Colonial Williamsburg(R), Warner Bros.(R), Hallmark(R), and Raymond Waites(R). The licensing agreements for the Company's designer brands generally are for a term of 2 to 6 years, and may or may not be subject to automatic renewal or extension. Sales of product under the Company's license with The Walt Disney Company accounted for 14% of the Company's total sales volume during fiscal 1998. Although revenue has not been material, the Company has licensed and has sold fabric for certain of its more successful designs to manufacturers of other products such as bath accessories, table linens, wallpaper borders and rugs. The Company believes that its licensing activities, both as a licensee and licensor, will continue to increase in importance as the Company grows.

     Many of the designs used by the Company are copyrighted by other parties including trademark licensors and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.

     Following the end of the March 29, 1998 fiscal year, the Company entered into licensing agreements with Calvin Klein, Inc. and Disney Enterprises, Inc. The Calvin Klein license grants the Company the right to produce and sell bedcoverings and associated products under the Calvin Klein Home name. The Disney license expands the Company's right to produce and sell products featuring Disney characters.

     The Company's commitment for minimum guaranteed royalty payments under all license agreements is $4,200,000, 13,500,000, 11,900,000, $5,000,000, 5,000,000
and 4,200,000 respectively for fiscal 1999, 2000, 2001, 2002, 2003 and 2004. The
Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company's total royalty expense, net of royalty income, was $8,687,000, $7,336,000 and $3,404,000 for fiscal 1998, 1997 and 1996 respectively.

COMPETITION

     The textile industry, including the market for home furnishings products, is highly competitive. The Company competes with a variety of manufacturers, many of which are vertically integrated textile companies with substantially greater resources than the Company, and many of which are of similar size to the Company. Competitors may have customer relationships that may be superior to those of the Company and may have substantially greater resources. The Company believes that it is the fifth largest domestic manufacturer of bed coverings, including comforters, comforter sets and jacquard-woven bedspreads, with a total market share of less than 10%. The Company also believes that it is the largest domestic manufacturer of throws controlling about one-third of this market, and it is the largest producer of infant bed coverings and bibs controlling about one-fourth of these markets.

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

EMPLOYEES

     At June 15, 1998, the Company had 2,559 employees. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees to be good. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement.

INTERNATIONAL SALES

     Sales to customers in foreign countries are not currently material to the Company's business. The Company believes, however, its presence in foreign countries will increase in the future as a result of, among other factors, the passage of NAFTA, its acquisition of a business located in Mexico, and its sales efforts in Europe, Japan and Australia.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in executive offices in Atlanta, Georgia. A showroom is also located in these offices. The Company occupies approximately 41,200 square feet at this location under leases that expire June 29, 2002 and September 30, 2000.

     The following table summarizes certain information regarding the Company's principal properties.

                                                                            APPROXIMATE   OWNED/
LOCATION                                        USE                         SQUARE FEET   LEASED
--------                                        ---                         -----------   ------
Berea, Kentucky.........  Offices, manufacturing, warehouse, and               38,000     Owned
                          distribution facilities and retail store
Calhoun, Georgia........  Two buildings, housing offices, manufacturing       267,000     Owned
                          facilities, sample department, print shop and
                          factory outlet store
Calhoun, Georgia........  Warehouse and distribution center                   233,000     Owned
Chatsworth, Georgia.....  Manufacturing facility, warehouse and               115,000     Owned
                          distribution center
Compton, California.....  Offices, warehouse and distribution center          157,400     Leased(1)
Dalton, Georgia.........  Two buildings housing manufacturing facilities      161,000     Owned
Ronda, North Carolina...  Two buildings, housing offices, manufacturing        62,800     Owned
                          facility and warehouse
Atlanta, Georgia........  Executive offices and showroom                       41,200     Leased(2)
Roxboro, North            Three buildings, housing manufacturing              424,000     Owned
  Carolina..............  facilities, warehouse and distribution centers, administrative offices and factory outlet store
Roxboro, North            Seven buildings, housing manufacturing              453,000     Leased(3)
  Carolina..............  facilities, warehouses and distribution facilities
Blowing Rock, North       Three buildings, housing administrative and          21,000     Owned
  Carolina..............  sales offices, and factory outlet store
New York, New York......  Sales and design offices and show-room               41,600     Leased(4)
Rancho Santa Margarita,   Offices, warehouse, and distribution center          51,900     Leased(5)
  California............
Prairieville,             Offices, warehouse, and distribution center          33,000     Leased(6)
  Louisiana.............
Houston, Texas..........  Offices, warehouse, and distribution center          32,900     Leased(7)
Aguascalientes,           Offices, warehouse, and distribution center          86,000     Leased(8)
  Mexico................

---------------

(1) Lease expires May 31, 2001 (renewable for one two-year period and one three-year period).
(2) Leases expire June 29, 2002 and September 30, 2000.

(3) Leases expire as follows: (a) 75,000 square feet on February 28, 2005; (b) 50,000 square feet on September 30, 1998 (renewable for one five-year period); (c) a lease for 223,000 square feet expired on April 30, 1998 and is currently a month to month lease; and (d) two month to month leases of 105,000 square feet.
(4) Lease expires April 30, 2007 (renewable for up to two additional five-year periods).
(5) Lease expires July 31, 2001.
(6) Leases expire March 30, 2000.
(7) Leases expire March 31, 2001 and November 30, 1998.
(8) Leases expire January 31, 2000 (renewable for one two year period).

     The Company also leases space for it's various sales offices and outlet stores.

     Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate production capacity for current and anticipated future operations. The Company's business is somewhat seasonal so that during the late summer and fall months these facilities are fully utilized, while at other times of the year the Company has excess capacity.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, one of its subsidiaries, and Calvin Klein, Inc. are defendants in a lawsuit filed on June 8, 1998 by Decorative Home Accents, Inc. and related companies (hereinafter "DHA"). Because DHA is under the protection of the Bankruptcy Court in the Southern District of New York, the suit was brought as an adversary proceeding in that court. DHA complains that the grant by Calvin Klein, Inc. of a license for soft home products to the Company's subsidiary, instead of renewing DHA's license, which expired on April 30, 1998, was wrongful on various legal theories. DHA seeks to have the new license to the Company's subsidiary declared invalid, and to have the old license restored to DHA, and seeks actual and punitive damages. On June 12, 1998, the Bankruptcy Court denied DHA's motion for a temporary restraining order and indicated its intention not to grant a preliminary injunction based, inter alia, on a finding that DHA had not established the requisite probability of success on the merits. The Company believes that it is entitled to retain and operate under the Calvin Klein license and that its conduct in competing for and obtaining the license was lawful. The Company intends to defend the suit vigorously and expects to prevail on the merits. The suit was filed in the midst of negotiations among DHA, the Company, and Calvin Klein, Inc. for the Company to acquire from DHA its inventory and other assets used in the licensed business after the defendants refused a further extension of a standstill agreement that had been in effect since April 30, 1998. The acquisition negotiations are continuing.

     In the Company's pending arbitration with Kitan Textile Industries Ltd. of Israel, the Company's supplier of the Royal Sateen(R) bedding line, all claims and counterclaims for monetary damages have been settled on terms not involving any cash payments. Both companies have agreed to spend additional money in developing the U.S. market for the Royal Sateen(R) brand of bedding. The arbitration remains pending for interpretation of certain contract terms.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 29, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company is authorized by its Articles of Incorporation to issue up to 50,000,000 shares of capital stock, all of which are designated Common Stock, par value $1.00 per share.

COMMON STOCK

     The Company's common stock (the "Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol "CRW". The following table presents quarterly information on the price range of the Company's Common Stock for the fiscal years ended March 29, 1998 and March 30, 1997. This information indicates the high and low sale prices as reported by the NYSE.

QUARTER                                                       HIGH       LOW
-------                                                       ----       ---
FISCAL 1998
First Quarter...............................................  $12 1/8    $10 1/4
Second Quarter..............................................   14 15/16   10 3/16
Third Quarter...............................................   17 5/16    13 3/4
Fourth Quarter..............................................   22 1/16    14 7/16
FISCAL 1997
First Quarter...............................................  $11 5/8    $ 9
Second Quarter..............................................   10 1/8      7 3/4
Third Quarter...............................................   10          8 3/8
Fourth Quarter..............................................   12          9 1/4

     As of June 15, 1998 there were issued and outstanding 8,599,967 shares of the Company's Common Stock held by approximately 1,425 beneficial holders. The estimated number of beneficial holders does not reflect the approximately 1,925 individual employee accounts in the Company's Employee Stock Ownership Plan. At June 15, 1998, the Company's Common Stock closed at $14 7/16.

     In fiscal 1998, the Company continued its policy, begun in February 1989, of paying dividends on a quarterly basis. The Company paid a dividend of $0.03 per share on its Common Stock on June 4, 1997, September 23, 1997, December 23, 1997 and March 24, 1998. Dividends paid by the Company on its Common Stock in the future will depend upon the earnings and financial condition of the Company. The Company presently anticipates paying dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below are derived from the Company's financial statements for the five years ended March 29, 1998. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report.

                                                                    YEAR ENDED
                                              -------------------------------------------------------
                                              MARCH 29,   MARCH 30,   MARCH 31,   APRIL 2,   APRIL 3,
                                                1998        1997        1996        1995      1994*
                                              ---------   ---------   ---------   --------   --------
                                                    ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.)
FOR THE YEAR
Net sales...................................  $319,238    $256,385    $219,002    $210,963   $187,335
Gross profit................................    71,089      51,737      42,452      46,731     37,998
Earnings from operations....................    18,993      11,641      10,625      18,878     15,374
Net earnings................................     7,806       3,631       3,947      11,050      9,010
Basic earnings per share....................      0.97        0.46        0.49        1.31       1.08
Diluted earnings per share..................      0.92        0.45        0.48        1.29       1.06
Cash dividends per share....................      0.12        0.12        0.12        0.12       0.12
AT YEAR END
Total assets................................  $241,666    $189,556    $185,698    $134,031   $123,348
Long-term debt..............................    50,100      71,200      69,300       5,000     10,000
Shareholders' equity........................    97,323      85,695      83,017      87,000     75,385

---------------

* Fiscal 1994 contained 53 weeks of operations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND DISPOSITIONS

     During the fiscal year ended March 29, 1998, the Company acquired four companies, Hamco, Inc., Pinky Baby Products, Noel Joanna, Inc. and Burgundy Interamericana, S.A. de C.V. Hamco and Pinky design, manufacture, market and distribute bibs and other infant soft goods. Noel Joanna designs, markets and distributes infant bedding and accessories. Burgundy, located in Aguascalientes, Mexico, is a contract manufacturer of consumer textile products. Post-acquisition, Burgundy's production capacity is expected to be utilized exclusively for the manufacture of the Company's products. The effect of these acquisitions on fiscal 1998 operating results is discussed below in the section "Results of Operations: Fiscal 1998 Compared to Fiscal 1997."

     During the fiscal year ended March 30, 1997, Hans Benjamin Furniture, Inc., a 51-percent owned subsidiary of the Company, announced a nationwide voluntary recall of all furniture products it manufactured following a determination that many of its products had been mislabeled. Subsequent to the recall, the Company decided to terminate the operations of Hans Benjamin and to dispose of Benn Corporation, a wholly-owned subsidiary engaged in the manufacture of textile machinery.

     During fiscal 1997, the Company recorded an after-tax loss of approximately $1.3 million for costs associated with the product recall and the disposition of the two subsidiaries. The recorded loss includes a settlement reached with the Office of the District Attorney in Sacramento, California, related to mislabeled product shipped into that state. The loss is reflected in the Consolidated Statement of Earnings for fiscal 1997 as follows:

  Reduction in net sales....................................  $  407,000
  Increase in cost of products sold.........................     894,000
  Increase in marketing and administrative expenses.........     213,000
  Increase in other expenses -- net.........................      74,000
                                                              ----------
  Reduction in earnings before income taxes.................   1,588,000
  Reduction in provisions for income taxes..................     325,000
                                                              ----------
  Reduction in net earnings.................................  $1,263,000
                                                              ==========

     Hans Benjamin was liquidated on March 27, 1997. Benn Corporation was sold during the fourth quarter of fiscal 1998, resulting in a reduction of costs and expenses of $335,000, net of related taxes.

     During the fiscal year ended March 31, 1996, the Company acquired four companies, The Red Calliope and Associates, Inc., KKH Corporation, Churchill Weavers, Inc. and Textile, Inc. Red Calliope designs, markets and distributes infant bedding and accessories. KKH designs, markets and distributes animal-shaped pillows for the juvenile market. Churchill designs, manufactures, markets and distributes hand-woven throws and other luxury woven textile products. The effect of owning these three companies throughout fiscal 1997 and for only a portion of fiscal 1996 is discussed below in the section "Results of
Operations: Fiscal 1997 Compared to Fiscal 1996." Textile, Inc., a contract manufacturer of jacquard-woven products, was acquired on the first day of fiscal 1996 to supplement internal production capacity.

ERP SOFTWARE

     From October through December 1997, the Company conducted an assessment of its computer applications and systems in order to determine whether existing systems were sufficient to meet the Company's future business information needs. As a result, the Company decided to install new Enterprise Resource Planning
(ERP) software programs. The ERP programs are expected to replace substantially all of the Company's existing applications software and to result in significant improvements in the functionality and efficiency of the Company's business processes.

     From January through March 1998, the Company developed a more detailed assessment of its current business processes and systems, identified potentially appropriate software packages, prepared requests for proposals, interviewed software vendors and evaluated alternatives. All costs and expenses associated with this process were expensed as incurred.

     In April 1998, the Company selected its ERP vendor and began to develop implementation schedules. The Company presently estimates that the ERP systems will be implemented at the parent company over a period of eighteen months at a total cost of $14.3 million, of which $12.0 million is expected to be capitalized. Of the total amount, $10.9 million is expected to be expended in the fiscal year ended March 28, 1999, and $3.4 million is expected to be expended in the fiscal year ended April 2, 2000. Following such implementation, the Company expects to develop budgets for extending the new systems to its operating subsidiaries.

YEAR 2000 ISSUE

     In the latter portion of the 1990s, an issue affecting most companies has emerged regarding the ability of computer applications and systems to properly interpret dates later than December 31, 1999. This issue arises because, until recently, many computer applications were written using only the two rightmost digits to define the applicable year. Accordingly, when the need arises to enter a date after December 31, 1999, it is unclear how any particular application will interpret the digits 00. Unless corrective measures are taken, applications that are not Year 2000 compliant may create erroneous results or, in the worst case, fail to operate.

     Prior to its decision to install new ERP software, the Company had begun investigating the impact of the Year 2000 on its operations. The ERP vendor has advised the Company that the software selected for implementation is Year 2000 compliant. Because the Company expects to complete its conversion to the new software at the parent company before any Year 2000 issues arise, the Company has greatly reduced the effort needed to correct existing programs.

     The Company intends to review the progress of its ERP conversion project in September 1998 to determine whether it should begin to execute a contingency plan under which certain of the programs currently in use will be assessed and, if necessary, upgraded to become Year 2000 compliant. Both internal and external resources will be utilized to make any such assessment, to make necessary modifications and to test the results.

     In addition, the Company has begun communicating with others with whom it does business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 issues. All costs associated with Year 2000 compliance activities have been expensed as incurred. The total cost to the Company of these Year 2000 compliance activities has not been and is not expected to be material to its financial position or results of operations in any given year.

RESULTS OF OPERATIONS: FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales for fiscal 1998 increased $62.9 million, or 24.5%, to $319.2 million. Net sales of bedroom products increased $12.5 million to $128.0 million, net sales of throws and decorative home accessories increased $6.5 million to $94.2 million, and net sales of infant and juvenile products increased $43.3 million to $94.3 million. The four companies acquired during fiscal 1998 accounted for $25.4 million of the sales increase, all in the infant and juvenile products group.

     The increase in sales of bedroom products was primarily attributable to increased sales of imported sheets. The increase in sales of throws and decorative home accessories was primarily attributable to increased sales of imported fleece throws.

     Cost of sales declined to 77.7% of sales in fiscal 1998 from 79.8% in fiscal 1997, primarily due to increased sales of higher-margin products. Gross margin increased to 22.3% in fiscal 1998 from 20.2% in fiscal 1997. The unusual charges related to Hans Benjamin and Benn Corporation referred to above increased the ratio of cost of sales to sales and reduced the gross margin by
0.5 percentage points in fiscal 1997.

     Marketing and administrative expenses increased by $12.0 million, or 29.9%, for fiscal 1998. Of this increase, $4.9 million is attributable to the companies acquired during fiscal 1998. The balance of the increase is primarily due to increases in personnel costs, legal expenses and other professional fees.

     Interest expense increased by $1.7 million in fiscal 1998. Approximately $1.2 million of this increase is the result of debt incurred or assumed in acquisition transactions.

     The effective income tax rate declined to 37.6% in fiscal 1998 from 47.4% in fiscal 1997 due to lower effective state income tax rates in the current year as a result of various state employment and investment tax credits earned. The fiscal 1997 effective tax rate was unusually high due to nondeductible expenses associated with the Hans Benjamin and Benn Corporation charges referred to above.

RESULTS OF OPERATIONS: FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales for fiscal 1997 increased $37.4 million, or 17.1%, to $256.4 million. The increase was largely attributable to incremental net sales of $34.6 million from businesses acquired in fiscal 1996. Net sales of bedroom products declined $6.8 million to $115.5 million, net sales of throws and decorative home accessories increased $7.0 million to $87.8 million, and net sales of infant and juvenile products increased $37.2 million to $51.0 million.

     Cost of sales declined to 79.8% in fiscal 1997 from 80.6% in fiscal 1996, primarily due to increased sales of higher-margin products. Gross margin increased to 20.2% in fiscal 1997 from 19.4% in fiscal 1996. Fiscal 1997 gross margin would have been 20.7% absent the unusual charges related to Hans Benjamin and Benn Corporation referred to above.

     Marketing and administrative expenses increased by $8.3 million, or 26.0%, in fiscal 1997. Incremental marketing and administrative expenses of companies acquired in fiscal 1996 accounted for $4.5 million of the increase. The remainder of the increase was due to increases in promotional expenses, sales personnel costs, legal and other professional fees, and bad debts expense.

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

     The fiscal 1997 effective income tax rate increased to 47.4% from 39.6% in fiscal 1996 due to non-deductible losses recorded in conjunction with the Hans Benjamin and Benn Corporation costs discussed above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1998, the Company expended $19.6 million on acquisitions, net of cash acquired, and another $8.3 million on capital additions. The cash necessary for these expenditures and for operating needs was provided primarily by increases in notes payable of $20.3 million and increases in borrowings under revolving credit agreements of $9.0 million. The Company maintains unsecured committed revolving credit facilities totaling $30 million with two banks at interest rates which vary based upon the London Interbank Offered Rate (LIBOR). At March 29, 1998, the maximum amount was outstanding under these committed facilities. The facilities are scheduled to expire on August 25, 1998. The Company expects to negotiate new revolving credit facilities to provide greater borrowing capacity prior to such expiration. In addition to its committed revolving credit lines, the Company currently has uncommitted lines of credit totaling $50 million with two commercial banks at floating interest rates. Borrowings of $24.9 million were outstanding under these lines at March 29, 1998.

     The Company expects that its total expenditures for property, plant and equipment will exceed $20 million in fiscal 1999, with about half of this amount resulting from the ERP project referred to above. The Company may also make additional strategic acquisitions. The Company does not believe that cash provided by operations and by its committed and uncommitted bank facilities will be sufficient to cover these needs. The Company anticipates that, in addition to increasing its borrowing capacity under revolving credit agreements, it will also obtain additional long-term debt financing to meet its anticipated requirements for cash.

     To reduce its exposure to credit losses and to enhance its cash flow forecasts, the Company factors the majority of its trade accounts receivable. The Company's factor establishes customer credit lines, and accounts for and collects receivable balances. The factor remits payment to the Company on the due dates of the factored invoices. The Company does not take advances against its factored receivable balances. The factor assumes all responsibility for credit losses on sales within approved credit lines, but may deduct from its remittances to the Company the amounts of customer deductions for returns, allowances, disputes and discounts. The Company's factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

     During fiscal 1996, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of outstanding common stock. During 1996, the Company purchased a total of 636,200 shares of its stock for a total of $7.5 million. No shares were purchased in fiscal 1997 or in fiscal 1998, and no decision has been made as to whether the Company will acquire the remaining 363,800 shares covered under this authorization.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for periods beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations, or cash flows.

FORWARD-LOOKING INFORMATION

     This annual report contains forward-looking statements within the meaning of the federal securities law. Such statements are based upon management's current expectations, projections, estimates and assumptions. Words such as "expects," "believes," "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those anticipated. These risks include, among others, general economic conditions, changing competition, the level and pricing of future orders from the Company's customers, the Company's dependence upon third-party suppliers, including some located in foreign countries, such as Indonesia, with unstable political situations, the Company's ability to successfully implement new information technologies, the Company's ability to integrate its acquisitions and new licenses, and the Company's ability to implement operational improvements in its acquired businesses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-14 herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has neither changed its independent accountants nor had any disagreements on accounting or financial disclosure with such accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the Company's directors is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 25, 1998 (the "Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference. The Information with respect to the Company's executive officers is set forth in the Proxy Statement under the caption "Executive Officers" and is incorporated herein by reference. The information with respect to Item 405 of Registration S-K is set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Voting Rights and Principle Shareholders" in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Registrant are filed with this report and included in Part II, Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Balance Sheets as of March 29, 1998 and March
  30, 1997..................................................   F-3
Consolidated Statements of Earnings for the Three Fiscal
  Years in the Period Ended March 29, 1998..................   F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the Three Fiscal Years in the Period Ended March 29,
  1998......................................................   F-5
Consolidated Statements of Cash Flows for the Three Fiscal
  Years in the Period Ended March 29, 1998..................   F-6
Notes to Consolidated Financial Statements..................   F-7

(A)2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule of Registrant is filed with this report:

Schedule VIII -- Valuation and Qualifying Accounts..........  Page 13

     All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                                                                   SCHEDULE VIII

                                                               VALUATION AND QUALIFYING ACCOUNTS
                                                       --------------------------------------------------
COLUMN A                                                COLUMN B     COLUMN C     COLUMN D      COLUMN E
--------                                               ----------   ----------   -----------   ----------
                                                                    ADDITIONS
                                                       BALANCE AT   CHARGED TO                 BALANCE AT
                                                       BEGINNING    COSTS AND                    END OF
                                                       OF PERIOD     EXPENSES    DEDUCTIONS*     PERIOD
                                                       ----------   ----------   -----------   ----------
                                                                         (IN THOUSANDS)
Accounts Receivable Valuation Accounts:
Year Ended March 31, 1996............................    $   30       $   67       $   18        $   79
Reserve for doubtful accounts........................       723          453                      1,176
Reserve for customer deductions......................

Year Ended March 30, 1997
Reserve for doubtful accounts........................    $   79       $1,123       $  (18)       $1,220
Reserve for customer deductions......................     1,176          169                      1,345

Year Ended March 29, 1998
Reserve for doubtful accounts........................    $1,220       $  951       $1,472        $  699
Reserve for customer deductions......................     1,345          357                      1,702

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

          3. Description of Crown Crafts, Inc. Executive Incentive Bonus Plan
             (5) (Exhibit 10(b)(iii))

          4. Crown Crafts, Inc. 1995 Stock Option Plan (1) (Exhibit 10(b)(iv))

          5. Form of Nonstatutory Stock Option Agreement (pursuant to 1995 Stock Option Plan) (1) (Exhibit 10(b)(v))

          6. Form of Nonstatutory Stock Option Agreement for Nonemployee Directors (pursuant to 1995 Stock Option Plan) (1)
             (Exhibit 10(b)(vi))

(A)5. EXHIBITS

     Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
-------                             -----------------------
   2(a)      --   Merger Agreement dated as of October 8, 1995 between and
                  among Registrant and CC Acquisition Corp, and Neal Fohrman and Stanley Glickman and The Red Calliope and Associates,
                  Inc.(7)
   3(a)      --   Restated Articles of Incorporation of Registrant.(1)
   3(b)      --   Bylaws of Registrant.(1)
   4(a)      --   Instruments defining the rights of security holders are
                  contained in the Restated Articles of Incorporation of
                  Registrant, and Article I of the Restated Bylaws of
                  Registrant.(1)
   4(b)      --   Form of Rights Agreement dated as of August 11, 1995 between the Registrant and Trust Company Bank, including Form of
                  Right Certificate and Summary of Rights to Purchase Common
                  Shares.(2)
  10(a)(i)   --   9.22% Note Agreement with The Prudential Insurance Company of America.(3)
  10(a)(ii)  --   Letter Agreement with The Prudential Insurance Company of
                  America dated July 23, 1991.(4)
  10(a)(iii) --   Letter Agreement with The Prudential Insurance Company of
                  America dated April 9, 1992.(4)
  10(a)(iv)  --   Letter Agreement with The Prudential Insurance Company of
                  America dated May 21, 1993.(5)
  10(a)(v)   --   Letter Agreement with The Prudential Insurance Company of
                  America dated July 14, 1994.(8)
  10(a)(vi)  --   Letter Agreement with The Prudential Insurance Company of
                  America dated July 29, 1994(8)
  10(a)(vii) --   Letter Agreement with The Prudential Insurance Company of
                  America dated March 31, 1995.(8)
  10(a)(viii) --  Letter Agreement with The Prudential Insurance Company of
                  America dated October 12, 1995.(1)

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
-------                             -----------------------
  10(b)(i)   --   Crown Crafts, Inc. Non-Qualified Stock Option Plan.(6)
  10(b)(ii)  --   Philip Bernstein Death Benefits Agreement dated March 30,
                  1992.(5)
  10(b)(iii) --   Description of Crown Crafts, Inc. Executive Incentive Bonus
                  Plan.(5)
  10(b)(iv)  --   Crown Crafts, Inc. 1995 Stock Option Plan.(1)
  10(b)(v)   --   Form of Nonstatutory Stock Option Agreement (pursuant to
                  1995 Stock Option Plan).(1)
  10(b)(vi)  --   Form of Nonstatutory Stock Option Agreement for Nonemployee
                  Directors (pursuant to 1995 Stock Option Plan).(1)
  10(c)(i)   --   Revolving Credit Agreement dated August 25, 1995 with
                  NationsBank, National Association (Carolinas).(1)
  10(c)(ii)  --   Amendment No. 1 to Revolving Credit Agreement dated May 1,
                  1996 with NationsBank, National Association (Carolinas).(9)
  10(c)(iii) --   Amendment No. 2 to Revolving Credit Agreement dated June 28,
                  1996 with Nationsbank, National Association (Carolinas).(10)
  10(c)(iv)  --   Letter Agreement with Nationsbank, N.A. dated December 23,
                  1996.(10)
  10(c)(v)   --   Letter Agreement with Nationsbank, N.A. dated January 23,
                  1997.(10)
  10(c)(vi)  --   Letter Agreement with Nationsbank, N.A. dated May 22,
                  1997.(10)
  10(c)(vii) --   Letter Agreement with Nationsbank, N.A. dated November 6,
                  1997.
  10(c)(viii) --  Letter Agreement with Nationsbank, N.A. dated January 14,
                  1998.
  10(d)(i)   --   Revolving Credit Agreement dated August 25, 1995 with
                  Wachovia Bank of Georgia, N.A.(1)
  10(d)(ii)  --   Amendment No. 1 to Revolving Credit Agreement dated May 1,
                  1996 with Wachovia Bank of Georgia, N.A.(9)
  10(d)(iii) --   Amendment No. 2 to Revolving Credit Agreement dated June 28,
                  1996 with Wachovia Bank of Georgia, N.A.(10)
  10(d)(iv)  --   Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                  December 24, 1996.(10)
  10(d)(v)   --   Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                  January 22, 1997.(10)
  10(d)(vi)  --   Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                  May 22, 1997.(10)
  10(d)(vii) --   Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                  November 7, 1997.
  10(d)(viii) --  Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                  January 22, 1998.
  10(e)(i)   --   Note Purchase and Private Shelf Facility dated October 12,
                  1995 with The Prudential Insurance Company of America.(1)
  10(e)(ii)  --   Letter Agreement dated April 4, 1996 with The Prudential
                  Insurance Company of America.(9)
  10(f)      --   Lease Agreement dated June 28, 1996 between 1185 Avenue of the Americas Associates as Lessor and Crown Crafts Home
                  Furnishings, Inc. as Lessee.(9)
  10(g)      --   License Agreement dated January 1, 1998 between Disney
                  Enterprises, Inc. as Licensor and Crown Crafts, Inc. as
                  Licensee
  10(h)      --   License Agreement dated May 11, 1998 between Calvin Klein,
                  Inc. as Licensor, and Crown Crafts Designer, Inc. as
                  Licensee a wholly-owned subsidiary of Crown Crafts, Inc. as
                  Guarantor.
  21         --   Subsidiaries of the Registrant

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
-------                             -----------------------
  23         --   Consent of Deloitte & Touche LLP
27.1         --   Financial Data Schedule (for SEC use only)
27.2         --   Restated Financial Data Schedule, March 30, 1997 (for SEC
                  use only)
27.3         --   Restated Financial Data Schedule, March 31, 1996 (for SEC
                  use only)
27.4         --   Restated Financial Data Schedule, June 30, 1996 (for SEC use
                  only)
27.5         --   Restated Financial Data Schedule, September 29, 1996 (for
                  SEC use only)
27.6         --   Restated Financial Data Schedule, December 29, 1996 (for SEC
                  use only)
27.7         --   Restated Financial Data Schedule, June 29, 1997 (for SEC use
                  only)
27.8         --   Restated Financial Data Schedule, September 28, 1997 (for
                  SEC use only)
There were no reports on Form 8-K during the quarter ended March 29, 1998.

---------------

 (1) Incorporated herein by reference to exhibit of same number to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1995.
 (2) Incorporated herein by reference to exhibit of same number to Registrant's Report on Current Form 8-K dated August 22, 1995.
 (3) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.
 (4) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1992.
 (5) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1993.
 (6) Incorporated herein by reference to exhibit of same number to Registrant's Registration Statement on Form S-8, filed April 8, 1994. (Reg. No. 33-77558).
 (7) Incorporated herein by reference to exhibit of same number to Registrants Report on Current Form 8-K dated November 13, 1995.
 (8) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1995.
 (9) Incorporated herein by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(10) Incorporated herein by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1997.

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

Date: July 13, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                      TITLE                    DATE
                     ----------                                      -----                    ----

              /s/ MICHAEL H. BERNSTEIN                 President and Chief Executive      July 13, 1998
-----------------------------------------------------    Officer, Director
                Michael H. Bernstein

                /s/ PHILIP BERNSTEIN                   Chairman of the Board              July 13, 1998
-----------------------------------------------------
                  Philip Bernstein

               /s/ E. RANDALL CHESTNUT                 Director                           July 13, 1998
-----------------------------------------------------
                 E. Randall Chestnut

                /s/ ROGER D. CHITTUM                   Director                           July 13, 1998
-----------------------------------------------------
                  Roger D. Chittum

             /s/ PAUL A. CRISCILLIS, JR.               Director and Chief Financial       July 13, 1998
-----------------------------------------------------    Officer
               Paul A. Criscillis, Jr.

                 /s/ MARVIN A. DAVIS                   Director                           July 13, 1998
-----------------------------------------------------
                   Marvin A. Davis

               /s/ RUDOLPH J. SCHMATZ                  Director                           July 13, 1998
-----------------------------------------------------
                 Rudolph J. Schmatz

                 /s/ JANE E. SHIVERS                   Director                           July 13, 1998
-----------------------------------------------------
                   Jane E. Shivers

                /s/ ALFRED M. SWIREN                   Director                           July 13, 1998
-----------------------------------------------------
                  Alfred M. Swiren

                 /s/ RICHARD N. TOUB                   Director                           July 13, 1998
-----------------------------------------------------
                   Richard N. Toub

               /s/ ROBERT E. SCHNELLE                  Chief Accounting Officer,          July 13, 1998
-----------------------------------------------------    Treasurer
                 Robert E. Schnelle

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Audited Financial Statements:
  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheets as of March 29, 1998 and March
     30, 1997...............................................   F-3
  Consolidated Statements of Earnings for the Three Fiscal
     Years in the Period Ended March 29, 1998...............   F-4
  Consolidated Statements of Changes in Shareholders' Equity
     for the Three Fiscal Years in the Period Ended March
     29, 1998...............................................   F-5
  Consolidated Statements of Cash Flows for the Three Fiscal
     Years in the Period Ended March 29, 1998...............   F-6
  Notes to Consolidated Financial Statements................   F-7
     Note # 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF
                 SIGNIFICANT ACCOUNTING POLICIES
     Note # 2 -- ACQUISITIONS
     Note # 3 -- DISCONTINUANCE OF CERTAIN BUSINESSES
     Note # 4 -- INVENTORIES
     Note # 5 -- FINANCING ARRANGEMENTS
     Note # 6 -- INCOME TAXES
     Note # 7 -- RETIREMENT PLANS
     Note # 8 -- STOCK OPTIONS
     Note # 9 -- EARNINGS PER SHARE
     Note #10 -- MAJOR CUSTOMERS
     Note #11 -- COMMITMENTS AND CONTINGENCIES
Supplemental Financial Information:
  Selected Quarterly Financial Information (unaudited)......  F-14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Crown Crafts, Inc.:

     We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of March 29, 1998 and March 30, 1997, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended March 29, 1998. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 29, 1998 and March 30, 1997, and the results of their operations and their cash flow for each of the three years in the period ended March 29, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 29, 1998

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       MARCH 29, 1998 AND MARCH 30, 1997

                                                                1998        1997
                                                              ---------   ---------
                                                               (DOLLAR AMOUNTS IN
                                                                THOUSANDS, EXCEPT
                                                              PAR VALUE PER SHARE)
                                      ASSETS
CURRENT ASSETS:
Cash........................................................  $    809    $    602
Accounts receivable (less allowances of $3,407 in 1998 and
  $3,502 in 1997):
  Due from factor...........................................    32,234      30,866
  Other.....................................................    16,192       7,496
Inventories.................................................    82,432      56,860
Deferred income taxes.......................................     1,943       2,392
Other current assets........................................     4,938       3,307
                                                              --------    --------
          Total current assets..............................   138,548     101,523
                                                              --------    --------
PROPERTY, PLANT AND EQUIPMENT -- at cost:
Land, buildings and improvements............................    45,496      44,903
Machinery and equipment.....................................    76,053      68,435
Furniture and fixtures......................................     1,774       1,487
                                                              --------    --------
                                                               123,323     114,825
Less accumulated depreciation...............................    51,361      41,809
                                                              --------    --------
          Property, plant and equipment -- net..............    71,962      73,016
                                                              --------    --------
OTHER ASSETS:
Goodwill....................................................    28,747      13,192
Other.......................................................     2,409       1,825
                                                              --------    --------
          Total other assets................................    31,156      15,017
                                                              --------    --------
          Total Assets......................................  $241,666    $189,556
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable...............................................  $ 24,850
Accounts payable............................................    20,831    $ 13,212
Income taxes payable........................................        86       1,336
Accrued wages and benefits..................................     5,091       4,312
Accrued royalties...........................................     1,758       1,369
Other accrued liabilities...................................     2,930       3,429
Current maturities of long-term debt........................    30,100         100
                                                              --------    --------
          Total current liabilities.........................    85,646      23,758
                                                              --------    --------
NON-CURRENT LIABILITIES:
Long-term debt..............................................    50,100      71,200
Deferred income taxes.......................................     7,852       7,877
Other.......................................................       745       1,026
                                                              --------    --------
          Total non-current liabilities.....................    58,697      80,103
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
Common stock -- par value $1.00 per share; 50,000,000 shares
  authorized................................................     9,654       9,051
Additional paid-in capital..................................    41,800      34,438
Retained earnings...........................................    63,838      57,005
Common stock held in treasury -- at cost....................   (17,969)    (14,799)
                                                              --------    --------
          Total shareholders' equity........................    97,323      85,695
                                                              --------    --------
          Total Liabilities and Shareholders' Equity........  $241,666    $189,556
                                                              ========    ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
      FISCAL YEARS ENDED MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996

                                                                1998        1997        1996
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net Sales...................................................  $319,238    $256,385    $219,002
Cost of products sold.......................................   248,149     204,648     176,550
                                                              --------    --------    --------
Gross profit................................................    71,089      51,737      42,452
Marketing and administrative expenses.......................    52,096      40,096      31,827
                                                              --------    --------    --------
Earnings from operations....................................    18,993      11,641      10,625
Other income (expense):
  Interest expense..........................................    (6,562)     (4,887)     (3,807)
  Cotton futures transactions...............................                              (847)
  Other -- net..............................................        84         151         568
                                                              --------    --------    --------
Earnings before income taxes................................    12,515       6,905       6,539
Provisions for income taxes.................................     4,709       3,274       2,592
                                                              --------    --------    --------
          Net earnings......................................  $  7,806    $  3,631    $  3,947
                                                              ========    ========    ========
Basic earnings per share....................................  $   0.97    $   0.46    $   0.49
                                                              ========    ========    ========
Diluted earnings per share..................................  $   0.92    $   0.45    $   0.48
                                                              ========    ========    ========
Average shares outstanding -- basic.........................     8,065       7,944       8,125
                                                              ========    ========    ========
Average shares outstanding -- diluted.......................     8,495       8,018       8,156
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FISCAL YEARS ENDED MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996

                                                                                    TREASURY STOCK
                                                          ADDITIONAL              -------------------
                                                 COMMON    PAID-IN     RETAINED   NUMBER OF
                                                 STOCK     CAPITAL     EARNINGS    SHARES      COST
                                                 ------   ----------   --------   ---------   -------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
BALANCES -- APRIL 2, 1995......................  $9,004    $33,811     $51,352      464,188   $ 7,167
Net earnings...................................                          3,947
Cash dividends ($0.12 per share)...............                           (972)
Exercises of stock options.....................     47         557
Treasury stock acquired in conjunction with
  exercises of stock options...................                                       6,047        97
Tax benefits realized from exercises of stock
  options......................................                 70
Treasury stock purchases.......................                                     636,200     7,535
                                                 ------    -------     -------    ---------   -------
BALANCES -- MARCH 31, 1996.....................  9,051      34,438      54,327    1,106,435    14,799
Net Earnings...................................                          3,631
Cash Dividends ($0.12 per share)...............                           (953)
                                                 ------    -------     -------    ---------   -------
BALANCES -- MARCH 30, 1997.....................  9,051      34,438      57,005    1,106,435    14,799
Net earnings...................................                          7,806
Cash dividends ($0.12 per share)...............                           (973)
Exercises of stock options.....................    536       4,608
Treasury stock acquired in conjunction with
  exercises of stock options...................                                     154,504     3,170
Tax benefits realized from exercises of stock
  options......................................              1,821
Stock issued in connection with an
  acquisition..................................     67         933
                                                 ------    -------     -------    ---------   -------
BALANCES -- MARCH 29, 1998.....................  $9,654    $41,800     $63,838    1,260,939   $17,969
                                                 ======    =======     =======    =========   =======

Number of shares of common stock issued: 9,654,043 at March 29, 1998, and 9,050,636 at March 30, 1997.

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FISCAL YEARS ENDED MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996

                                                                1998      1997       1996
                                                              --------   -------   --------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
Net earnings................................................  $  7,806   $ 3,631   $  3,947
Adjustments to reconcile net earnings to net cash provided
  by (used for) operating activities:
  Depreciation and amortization of property, plant and
     equipment..............................................    10,193     9,798      8,885
  Amortization of goodwill..................................       998       618        357
  Deferred income tax provisions............................       629        59        767
  Loss (gain) on sale of property, plant and equipment......        51        11        (10)
  Changes in assets and liabilities, net of effects of
     acquisitions of businesses:
     Accounts receivable....................................    (5,230)    2,617     (7,792)
     Inventories............................................   (18,471)   (9,476)     4,756
     Other current assets...................................    (1,067)      167     (1,171)
     Other assets...........................................      (454)     (321)       (86)
     Accounts payable.......................................     4,750       669     (1,311)
     Income taxes payable...................................    (1,662)    1,290     (1,078)
     Accrued liabilities....................................      (664)    2,169         27
     Other liabilities......................................      (281)       45         51
                                                              --------   -------   --------
Net Cash Provided by (Used for) Operating Activities........    (3,402)   11,277      7,342
                                                              --------   -------   --------
INVESTING ACTIVITIES:
Capital expenditures........................................    (8,300)   (5,702)   (23,650)
Acquisitions, net of cash acquired..........................   (19,611)     (459)   (20,471)
Proceeds from sale of property, plant and equipment.........       200       372        444
                                                              --------   -------   --------
Net Cash Used for Investing Activities......................   (27,711)   (5,789)   (43,677)
                                                              --------   -------   --------
FINANCING ACTIVITIES:
Long-term borrowings........................................                         50,400
Payment of long-term debt...................................      (775)   (5,100)    (6,564)
Increase in bank revolving credit...........................     9,000     2,000     19,000
Increase (decrease) in notes payable........................    20,273    (1,350)   (18,621)
Purchases of treasury stock.................................                         (7,535)
Stock options exercised.....................................     3,795                  577
Cash dividends..............................................      (973)     (953)      (972)
                                                              --------   -------   --------
Net Cash Provided by (Used for) Financing Activities........    31,320    (5,403)    36,285
                                                              --------   -------   --------
NET INCREASE (DECREASE) IN CASH.............................       207        85        (50)
CASH AT BEGINNING OF YEAR...................................       602       517        567
                                                              --------   -------   --------
CASH AT END OF YEAR.........................................  $    809   $   602   $    517
                                                              ========   =======   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid...........................................  $  5,368   $ 2,534   $  3,541
                                                              ========   =======   ========
Interest paid, net of interest capitalized of $402 (1996)...  $  6,452   $ 4,773   $  3,172
                                                              ========   =======   ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FISCAL YEARS ENDED MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Crown Crafts, Inc. and its subsidiaries (collectively, the "Company") operate in a single business segment within the textiles industry and are principally engaged in the design, manufacture and sale of home furnishing products. The Company's three principal product groups are bedroom products, throws and decorative home accessories, and infant and juvenile products. Sales are generally made directly to retailers, primarily department and specialty stores, mass merchants, large chain stores and gift stores.

     Basis of Presentation: The consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     The Company's fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 52 weeks of operations for each of the three years presented.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     Revenue Recognition: Sales are recorded when goods are shipped to customers, and are reported net of returns and allowances in the consolidated statements of earnings.

     Inventory Valuation: Inventories are valued at the lower of first-in, first-out cost or market.

     Depreciation and Amortization: Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are 15 to 40 years for buildings, 3 to 7 1/2 years for machinery and equipment, and 8 years for furniture and fixtures. The cost of improvements to leased premises is amortized over the shorter of the estimated life of the improvement or the term of the lease.

     Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, is amortized using the straight-line method over periods of up to 30 years. The Company reviews the carrying value of goodwill and other long-lived assets if the facts and circumstances suggest that their recoverability may have been impaired. The Company believes that no impairment of goodwill exists at March 29, 1998.

     Futures Transactions: Realized and unrealized gains and losses in the fair values of cotton futures contracts are recognized in earnings during the periods in which such changes occur. The Company did not enter into any futures contracts during 1997 or 1998.

     Provisions for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.

     Earnings Per Share: In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced previously reported primary and fully-diluted earnings per share amounts with basic and diluted earnings per share. Earnings per share for all prior periods have been restated to conform to the requirements of SFAS 128.

     Stock-Based Compensation: The Company accounts for stock option grants using the intrinsic value method and only issues stock options that have an exercise price that is equal to or more than the fair value of the underlying shares at the date of grant. Accordingly, no compensation expense is re-

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
corded in the accompanying statements of earnings with respect to stock option grants.

2. ACQUISITIONS

     During 1998, the Company acquired four businesses: Hamco, Inc. ("Hamco") on March 31, 1997; Noel Joanna, Inc. ("NoJo") on August 18, 1997; Pinky Baby Products ("Pinky") on January 2, 1998; and Burgundy Interamericana, S.A.de C.V. ("Burgundy") on January 30, 1998. NoJo designs and markets infant bedding and accessories. Hamco and Pinky manufacture infant soft goods such as bibs, hooded towels and burp cloths. Burgundy is a Mexican contract manufacturer of consumer textile products. The total consideration for these four acquisitions, including transaction costs, was $20.6 million, of which $19.6 million was paid in cash with the balance paid through the issuance of approximately 67,000 shares of the Company's common stock.

     All four 1998 acquisitions were accounted for as purchases. Accordingly, the net purchase price was allocated based upon the respective acquisition-date fair market values of assets acquired and liabilities assumed, as follows:

                         (IN THOUSANDS)
Assets acquired, other
  than cash............     $14,181
Goodwill...............      16,324
                            -------
                             30,505
Less liabilities
  assumed..............      10,121
                            -------
Purchase price, net of
  cash acquired........     $20,384
                            =======

     The consolidated statement of earnings for 1998 includes the revenues, expenses and operating results for each of these four companies commencing with its respective acquisition date. The following unaudited pro forma information presents the Company's consolidated results of operations as though the acquisition of Hamco, Pinky and NoJo had occurred on the first day of fiscal 1997. Had the acquisition of Burgundy occurred on the first day of fiscal 1997, the pro forma information would not differ materially from the amounts presented. These pro forma results do not purport to be indicative of the results which would have been achieved had the acquisitions been made on that date, or of future results of operations.

                             1998       1997
                           --------   --------
                             (IN THOUSANDS)
Net sales................  $331,805   $287,681
Net earnings.............     7,436      3,417
Basic earnings per
  share..................      0.92       0.43
Diluted earnings per
  share..................      0.88       0.43

     During 1997, the Company acquired Woven Classic Throws, Inc., a small manufacturer of specialty woven throws, for a cash purchase price of $0.2 million, including transaction costs. The acquisition was accounted for as a purchase and did not have a material effect on the Company's 1997 operating results.

     During 1996, the Company acquired four businesses: Textile, Inc. ("Textile") on April 3, 1995; The Red Calliope and Associates, Inc. ("Red Calliope") on October 31, 1995; KKH Corporation ("Pillow Buddies") on December 19, 1995; and Churchill Weavers, Inc. ("Churchill") on January 4, 1996. Red Calliope designs and markets infant bedding products and related accessories. Pillow Buddies designs and markets imported patented animal-shaped children's pillows. Churchill manufactures and markets luxury throws and other hand-woven textile products. Textile operated as a contract manufacturer of jacquard-woven throws prior to the acquisition and is now used primarily to provide a portion of the Company's production capacity for throws. The total consideration for these four acquisitions, including transaction costs and certain contingent payments and adjustments that occurred in 1997 and 1998, was $21.3 million, all of which was paid in cash.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     The four 1996 acquisitions were accounted for as purchases. Accordingly, in the 1996 financial statements the net purchase price was allocated based upon the respective acquisition-date fair market values of assets acquired and liabilities assumed, as follows:

                         (IN THOUSANDS)
Assets acquired, other
  than cash............     $18,899
Goodwill...............      13,829
                            -------
                             32,728
Less liabilities
  assumed..............      12,257
                            -------
Purchase price, net of
  cash acquired........     $20,471
                            =======

     The Textile acquisition occurred on the first day of 1996. Had the remaining three acquisitions also occurred on that date, the Company's earnings per share would not have differed materially from the amounts reported in the consolidated financial statements.

3. DISCONTINUANCE OF CERTAIN
   BUSINESSES

     In 1997, the Company recorded costs and expenses of $1,263,000, net of related income tax benefits, as a result of plans adopted to liquidate Hans Benjamin Furniture, Inc. ("Hans Benjamin"), a 51-percent-owned subsidiary, and to divest itself of Benn Corporation, a wholly-owned manufacturer of textile machinery.

     The decision to liquidate Hans Benjamin was precipitated by the receipt of notices from two California regulatory agencies stating that a line of juvenile foam-core furniture manufactured by Hans Benjamin did not comply with a California flammability standard, that such products were mislabeled, and that these matters could subject Hans Benjamin to civil penalties. The Company's subsequent internal investigation revealed that other products manufactured by Hans Benjamin were not in compliance with the California flammability standard, were similarly mislabeled and that such mislabeled products had also been shipped into states other than California. Hans Benjamin responded by announcing a nationwide voluntary recall of all furniture products it manufactured. During the fourth fiscal quarter of 1997, Hans Benjamin negotiated a settlement with California regarding the civil penalties to be paid, and was liquidated.

     The decision to sell Benn Corporation was based upon the Company's desire to concentrate its resources on its consumer products businesses. The sale of Benn Corporation was consummated in the fourth fiscal quarter of 1998, resulting in a reduction of costs and expenses of $335,000, net of related income taxes.

4. INVENTORIES

     Major classes of inventory were as follows:

                        1998      1997
                       -------   -------
                        (IN THOUSANDS)
Raw materials and
  supplies...........  $34,013   $27,415
Work in process......    3,441     1,961
Finished goods.......   44,978    27,484
                       -------   -------
                       $82,432   $56,860
                       =======   =======

5. FINANCING ARRANGEMENTS

     Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. The Company does not borrow funds from its factor or take advances against accounts receivable so assigned. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit lines. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of earnings, were: $1,944,000, $1,777,000 and $1,477,000, respectively, in 1998,
1997 and 1996.

     Notes Payable: At March 29, 1998, the Company had available uncommitted lines of credit totaling $40,000,000 with two banks at floating rates of interest. No fees or compensating balances are required under these arrangements, and the lines are cancelable at the banks' discretion. Annual average borrowings and weighted average interest rates under these arrangements were $16,502,000 at 6.3%

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
in 1998 and $7,161,000 at 5.8% in 1997. Borrowings of $24,850,000 were outstanding under these arrangements at March 29, 1998 at an average interest rate of 6.5%. In addition, the Company had outstanding letters of credit, primarily for purchases of inventory, aggregating $5.1 million which reduced the available credit under these arrangements.

     Long-Term Debt: At March 29, 1998 and March 30, 1997, long-term debt consisted of:

                                   1998      1997
                                  -------   -------
                                   (IN THOUSANDS)
6.92% unsecured notes due in
  annual installments of $7,143
  from October 1999 through
  October 2005..................  $50,000   $50,000
Floating rate unsecured
  revolving credit facilities
  maturing August 1998..........   30,000    21,000
Other...........................      200       300
                                  -------   -------
                                   80,200    71,300
Less current maturities.........   30,100       100
                                  -------   -------
                                  $50,100   $71,200
                                  =======   =======

     The Company's unsecured revolving credit facilities provide for a total of $30 million of committed funds. The interest rate on borrowings under these lines is based on the London Interbank Offered Rate. At March 29, 1998 and March 30,1997, the weighted average interest rates on amounts outstanding under these facilities were 6.1% and 6.1%, respectively. The Company pays facility fees at the rate of 0.15% per annum on the unused portions of the committed credit lines.

     The unsecured notes, which are placed with an insurance company, and the floating rate unsecured revolving credit facilities, which are placed with two banks, contain similar restrictive covenants requiring the Company to maintain certain ratios of earnings to fixed charges and of total debt to total capitalization. In addition, the bank revolving credit facilities contain certain covenants requiring the Company to maintain minimum levels of shareholders' equity and certain ratios of total debt to cash flow. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock. At March 29, 1998, the Company was in compliance with all restrictive covenants, and retained earnings of approximately $9.2 million were available for dividend payments.

     Scheduled maturities of long-term debt in each of the next five fiscal years are: $30,100,000 in 1999, $7,243,000 in 2000, $7,143,000 in 2001,
$7,143,000 in 2002 and $7,143,000 in 2003. The fair value at March 29, 1998 of the Company's long-term obligations, which amount has been estimated by discounting the projected cash flows using rates currently available to the Company for loans with similar terms and maturities, approximates their carrying value.

6. INCOME TAXES

     The provisions for income taxes are summarized as follows:

                             1998     1997     1996
                            ------   ------   ------
                                 (IN THOUSANDS)
Current:
  Federal.................  $3,870   $2,887   $1,645
  State and local.........     210      328      180
                            ------   ------   ------
         Total current....   4,080    3,215    1,825
                            ------   ------   ------
Deferred:
  Federal.................     404     (223)     824
  State and local.........     225      282      (57)
                            ------   ------   ------
         Total deferred...     629       59      767
                            ------   ------   ------
                            $4,709   $3,274   $2,592
                            ======   ======   ======

     The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

                                     1998     1997
                                    ------   ------
                                    (IN THOUSANDS)
Gross deferred income tax
  liabilities:
  Property, plant and equipment...  $7,318   $7,292
  DISC earnings deferral..........     763      873
  Other...........................     922      601
                                    ------   ------
         Total gross deferred
           income tax
           liabilities............   9,003    8,766
                                    ------   ------
Gross deferred income tax assets:
  Employee benefit accruals.......   1,721    1,512
  Accounts receivable reserves....     917      972
  Other...........................     456      797
                                    ------   ------
         Total gross deferred
           income tax assets......   3,094    3,281
                                    ------   ------
Net deferred income tax
  liability.......................  $5,909   $5,485
                                    ======   ======

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     A reconciliation between the provisions for income taxes computed by applying the applicable maximum federal statutory rates to earnings before income taxes and the provisions for income taxes is as follows:

                             1998     1997     1996
                            ------   ------   ------
                                 (IN THOUSANDS)
Income taxes at federal
  statutory rates.........  $4,380   $2,417   $2,289
Non-deductible
  amortization of
  goodwill................     278      210      125
Operating losses of 51-
  percent-owned subsidiary
  not deductible in
  consolidated federal
  income tax return.......              430       80
State income taxes net of
  federal income tax
  benefit.................     283      403       80
Other.....................    (232)    (186)      18
                            ------   ------   ------
Provisions for income
  taxes...................  $4,709   $3,274   $2,592
                            ======   ======   ======

7. RETIREMENT PLANS

     The Company maintains an Employee Stock Ownership Plan, which provides for annual contributions by the Company at the discretion of the Board of Directors for the benefit of eligible employees. Contributions can be made either in cash or in shares of the Company's common stock. Participation in the Plan is open to all Company employees who are at least twenty-one years of age and who have been employed by the Company for at least one year. The Company recognized expense of $520,000, $450,000, and $600,000, respectively, for its cash contributions to the Plan in 1998, 1997 and 1996.

     Effective January 1, 1996, the Company established an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Under the Plan, employees generally may elect to exclude up to 15% of their compensation from amounts subject to income tax as a salary deferral contribution. The Board of Directors determines each calendar year the portion, if any, of employee contributions that will be matched by the Company. For calendar 1996 and calendar 1997, the Company made a matching contribution to each employee in an amount equal to the first 2% of such contributions. In calendar 1998, the Company has made or will make a matching contribution to each employee in an amount equal to 100% of the first 2% and 50% of the next 1% contributed by the employee. The Company's matching contributions to the Plan were approximately $577,000, $550,000 and $118,000, respectively, for 1998, 1997 and 1996.

8. STOCK OPTIONS

     The Company's 1976 and 1995 Stock Option Plans provide for the grant of non-qualified stock options to officers and key employees at prices no less than the price of the stock on the date of each grant. In addition, the 1995 Stock Option Plan provides for the grant of incentive stock options to employees and a fixed annual grant of 2,000 non-qualified stock options to each non-employee director on the day after each year's annual meeting of shareholders. Through March 29, 1998, non-qualified options covering a total of 20,000 shares have been issued to non-employee directors and no incentive options have been issued. One-third of the non-qualified options become exercisable on each of the first three anniversaries of their issuance. The non-qualified options expire on the fifth anniversary of their issuance.

     A total of 5,225,000 shares of common stock has been authorized for issuance under the Plans. At March 29, 1998, 545,276 options were reserved for future issuance. The options outstanding at March 29, 1998 expire through March 2, 2003, have a weighted average remaining contractual life of 3.5 years, and include 148,073 options exercisable at March 29, 1998 with a weighted average exercise price of $9.86.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     The following table summarizes stock option activity during each of the most recent three fiscal years:

                                                     WEIGHTED
                                                     AVERAGE
                         NUMBER      EXERCISE PRICE  EXERCISE
                       OF SHARES       PER SHARE      PRICE
                       ----------   ---------------  --------
Options outstanding,
  April 2, 1995......   1,385,207   $10.63 -- 20.63   $14.51
Options granted......     515,209     9.50 -- 17.50    12.57
Options canceled.....    (109,629)   11.75 -- 19.50    14.55
Options exercised....     (46,645)   10.63 -- 15.75    12.94
                       ----------   ---------------   ------
Options outstanding,
  March 31, 1996.....   1,744,142     9.50 -- 20.63    13.97
Options granted......   2,224,686     7.88 -- 11.75     9.61
Options canceled.....  (1,890,076)    7.88 -- 20.63    13.64
                       ----------   ---------------   ------
Options outstanding,
  March 30, 1997.....   2,078,752     7.88 -- 13.25     9.60
Options granted......     486,800    10.25 -- 21.31    12.66
Options canceled.....    (138,585)    7.88 -- 15.63     9.50
Options exercised....    (536,740)    7.88 -- 11.75     9.59
                       ----------   ---------------   ------
Options outstanding
  March 29, 1998.....   1,890,227     7.88 -- 21.31    10.39
                       ----------   ---------------   ------

     The following table summarizes information about stock options outstanding and exercisable at March 29, 1998 by range of exercise price:

                                                   WEIGHTED                    WEIGHTED
                                     WEIGHTED       AVERAGE                     AVERAGE
                                      AVERAGE      EXERCISE                    EXERCISE
                       NUMBER OF     REMAINING     PRICE OF      NUMBER OF     PRICE OF
       RANGE OF         OPTIONS     CONTRACTUAL     OPTIONS       SHARES        SHARES
    EXERCISE PRICES   OUTSTANDING      LIFE       OUTSTANDING   EXERCISABLE   EXERCISABLE
    ----------------  -----------   -----------   -----------   -----------   -----------
    $ 7.88 -- $11.75   1,744,627     3.4 years      $10.00        144,071       $ 9.79
     12.13 --  15.75     105,600     4.8 years       14.02          4,002        13.25
     16.31 --  21.31      40,000     4.8 years       17.98             --           --
                       ---------                                  -------
                       1,890,227                                  148,073
                       ---------                                  -------

     Optionees may pay the option price of options exercised by surrendering to the Company shares of the Company's stock that the optionee has owned for at least six months prior to the date of such exercise. Optionees may also satisfy their required income tax withholding obligations upon the exercise of options by requesting the Company to withhold the number of otherwise issuable shares with a market value equal to such tax withholding obligation.

     Activity for 1997 includes 1,569,936 and 1,613,474 options granted and canceled, respectively, on April 12, 1996 as the result of an exchange offer which was authorized by the Compensation Committee of the Company's Board of Directors under which the Company issued new stock options in exchange for options which had been issued after December 31, 1991, were held by active employees who elected to participate in the exchange, and for which the closing market price on April 12, 1996 was at least $0.25 below the option exercise price. The number of repriced options so issued was equal to 80% of options exchanged which had originally been issued in calendar 1992 and 100% of options exchanged which had originally been issued after December 31, 1992. The average price of the options surrendered for cancellation under this exchange offer was $14.14. Options granted under the offer have an exercise price of $10.25 per share, or $0.25 in excess of the closing market price of the Company's stock on April 12, 1996. The repriced options vest and expire on the same basis as any other options issued by the Company.

     The weighted-average grant-date fair value of options granted in 1998, 1997 and 1996, respectively, was $4.02, $2.60 and $4.04 per share. Had compensation cost for the Company's stock option grants been determined and recorded as expense at the grant dates, the Company's pro forma net income and earnings per share would have been as follows:

                          1998         1997         1996
                       ----------   ----------   ----------
Net income...........  $6,305,000   $2,371,000   $3,713,000
Basic earnings per
  share..............        0.78         0.30         0.46
Diluted earnings per
  share..............        0.74         0.30         0.46
                       ----------   ----------   ----------

     The pro forma information for 1997 considers repriced options which were originally issured prior to 1996 as newly-issued options.

     For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. The following assumptions were used for options granted in 1998: dividend yield of 0.9 percent, expected volatility of 32.2 percent, risk-free interest rate of 6.1 percent, and expected lives of 4 years. The following assumptions were used for options granted in 1997: dividend yield of 0.9 percent, expected volatility of
31.7 percent, risk-free interest rate of 6.2 percent, and expected lives of 4 years. The following assumptions were used for options granted in 1996: dividend yield of 0.9 percent, expected volatility of 31.8 percent, risk-free interest rate of 6.1 percent, and expected lives of 4 years.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     Option valuation models require the use of highly subjective assumptions including the stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

9. EARNINGS PER SHARE

     The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for each of the last three years:

                             1998         1997         1996
                          ----------   ----------   ----------
Numerators:
  Numerator for both
    basic and diluted
    earnings per share,
    net income..........  $7,806,000   $3,631,000   $3,947,000
                          ----------   ----------   ----------
Denominators:
  Denominators for basic
    earnings per share,
    weighted average
    common shares
    outstanding.........   8,064,559    7,944,201    8,125,048
Potential dilutive
  shares resulting from
  stock option plans....     430,219       73,666       30,843
                          ----------   ----------   ----------
Denominator for diluted
  earnings per share....   8,494,778    8,017,867    8,155,891
                          ----------   ----------   ----------
Earnings per share:
Basic...................  $     0.97   $     0.46   $     0.49
Diluted.................  $     0.92   $     0.45   $     0.48
                          ----------   ----------   ----------

10. MAJOR CUSTOMERS

     The Company's sales to Wal-Mart Stores, Inc. constituted 19%, 17% and 18% of net sales, respectively, in 1998, 1997 and 1996.

11. COMMITMENTS AND CONTINGENCIES

     Lease Commitments: At March 29, 1998, the Company's minimum annual rentals under noncancelable operating leases, principally for manufacturing, warehousing and office facilities, were as follows:

                         (IN THOUSANDS)
  1999.................     $ 3,759
  2000.................       3,573
  2001.................       3,166
  2002.................       2,399
  2003.................       1,513
  Thereafter...........       5,557
                            -------
                            $19,967
                            =======

     Total rent expense was $4,718,000, $3,710,000, and $3,123,000, respectively, for 1998, 1997, and 1996.

     Contingencies: In order to resolve certain disputes which have arisen between them, the Company and its Israeli supplier of ROYAL SATEEN(R) fabric and products, Kitan Textile Industries Ltd. ("Kitan"), have entered into a binding arbitration proceeding. In connection with the arbitration, the Company made a claim against Kitan for payment of $9.9 million in damages stemming primarily from Kitan's failure to make timely deliveries over a three-year period, and Kitan made a claim against the Company for payment of $8.5 million for damages allegedly suffered primarily as a result of differences between the Company's forecasts of demand and its actual orders for Kitan's fabric and products. On April 9, 1998, the Company and Kitan entered into a settlement agreement concerning all claims and counterclaims for monetary damages. The settlement agreement did not involve a cash payment by either party. Within the framework of the settlement agreement, both companies have agreed to spend an additional amount of money in developing the U.S. market for ROYAL SATEEN(R) bedding. The arbitration remains pending for interpretation of certain contract terms. Normal commerce between the companies has continued during the arbitration process.

     The Company is party to other legal proceedings arising in the ordinary course of business. In management's opinion, the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                            FIRST      SECOND      THIRD      FOURTH
                                                           QUARTER    QUARTER     QUARTER    QUARTER
                                                           --------   --------   ---------   --------
                                                           ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                          (UNAUDITED)
FISCAL YEAR ENDED MARCH 29, 1998
Net sales................................................  $52,644    $86,334    $103,037    $77,223
Gross profit.............................................   10,565     20,856      24,698     14,970
Net earnings (loss)......................................     (194)     3,440       4,481         79
Basic earnings (loss) per share..........................    (0.02)      0.43        0.55       0.01
Diluted earnings (loss) per share........................    (0.02)      0.41        0.52       0.01
FISCAL YEAR ENDED MARCH 30, 1997
Net sales................................................  $44,400    $74,848    $ 72,887    $64,250
Gross profit.............................................    6,912     15,379      14,766     14,680
Net earnings (loss)......................................   (1,343)     1,921       1,425      1,628
Basic earnings (loss) per share..........................    (0.17)      0.24        0.18       0.21
Diluted earnings (loss) per share........................    (0.17)      0.24        0.18       0.20