Form 10-Q
period 1998-06-28
CROWN CRAFTS INC
filed 1998-08-12
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 28, 1998

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------
                           Commission File No. 1-7604



                               CROWN CRAFTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Georgia                           58-0678148
------------------------------------   -----------------------------------------
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

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of August 6, 1998 was 8,608,843.
                                     ---------

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                          PART 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 28, 1998 (UNAUDITED) AND MARCH 29, 1998





                                                  June 28,      March 29,
(in thousands)                                      1998          1998
-------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash                                         $  1,308      $    809
     Accounts receivable, net:
         Due from factor                            20,330        32,234
         Other                                      16,155        16,192
     Inventories                                    99,610        82,432
     Deferred income taxes                           1,943         1,943
     Other current assets                           10,952         4,938
                                                  --------      --------
         Total Current Assets                      150,298       138,548
                                                  --------      --------

PROPERTY, PLANT AND EQUIPMENT - at cost:
     Land, buildings and improvements               45,950        45,496
     Machinery and equipment                        79,356        76,053
     Furniture and fixtures                          1,880         1,774
                                                  --------      --------
                                                   127,186       123,323
     Less accumulated depreciation                  53,921        51,361
                                                  --------      --------
         Property, Plant and Equipment - net        73,265        71,962
                                                  --------      --------

OTHER ASSETS:
     Goodwill                                       28,444        28,747
     Other                                           2,046         2,409
                                                  --------      --------
         Total Other Assets                         30,490        31,156
                                                  --------      --------

TOTAL                                             $254,053      $241,666
                                                  ========      ========





            See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 28, 1998 (UNAUDITED) AND MARCH 29, 1998



                                                          June 28,        March 29,
(dollars in thousands, except par value per share)          1998             1998
-----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                        $  37,920       $  24,850
     Accounts payable                                        20,900          20,831
     Income taxes payable                                        65              86
     Accrued wages and benefits                               4,966           5,091
     Accrued royalties                                        1,379           1,758
     Other accrued liabilities                                3,229           2,930
     Current maturities of long-term debt                    30,100          30,100
                                                          ---------       ---------
         Total Current Liabilities                           98,559          85,646
                                                          ---------       ---------


NON-CURRENT LIABILITIES:
       Long-term debt                                        50,100          50,100
       Deferred income taxes                                  7,852           7,852
       Other                                                    745             745
                                                          ---------       ---------
             Total Non-Current Liabilities                   58,697          58,697
                                                          ---------       ---------

SHAREHOLDERS' EQUITY:
     Common stock - par value $1.00 per share;
         50,000,000 shares authorized; 9,974,429 and
         9,654,043 shares issued                              9,974           9,654
     Additional paid-in capital                              45,877          41,800
     Retained earnings                                       61,255          63,838
     Less: 1,374,462 and 1,260,939 shares of common
         Stock held in treasury                             (20,309)        (17,969)
                                                          ---------       ---------
              Total Shareholders' Equity                     96,797          97,323
                                                          ---------       ---------

TOTAL                                                     $ 254,053       $ 241,666
                                                          =========       =========






            See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (Continued)

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE MONTHS ENDED JUNE 28, 1998 AND
                                  JUNE 29, 1997
                                   (UNAUDITED)



                                       June 28,          June 29,
(in thousands, except per share data)    1998              1997
------------------------------------------------------------------------

NET SALES                            $    61,708       $    52,644

COST OF PRODUCTS SOLD                     51,654            42,079
                                     -----------       -----------

GROSS PROFIT                              10,054            10,565

MARKETING AND
     ADMINISTRATIVE EXPENSES              12,260             9,650
                                     -----------       -----------

EARNINGS (LOSS) FROM OPERATIONS           (2,206)              915

OTHER INCOME (EXPENSE):
     Interest expense                     (1,888)           (1,304)
     Other - net                              82                78
                                     -----------       -----------

LOSS BEFORE INCOME TAXES                  (4,012)             (311)

INCOME TAX CREDITS                        (1,690)             (117)
                                     -----------       -----------

NET LOSS                             $    (2,322)      $      (194)
                                     ===========       ===========

LOSS PER SHARE - BASIC               $     (0.27)      $     (0.02)
LOSS PER SHARE - DILUTED             $     (0.27)      $     (0.02)

AVERAGE SHARES OUTSTANDING
       BASIC                           8,545,282         7,946,340
                                     ===========       ===========

       DILUTED                         8,545,282         7,946,340
                                     ===========       ===========

DIVIDENDS DECLARED PER
     SHARE                           $      0.03       $      0.03
                                     ===========       ===========





            See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED JUNE 28, 1998 AND
                                  JUNE 29, 1997
                                   (UNAUDITED)


                                                                  June 28,      June 29,
(dollars in thousands)                                             1998           1997
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net loss                                                     $ (2,322)      $   (194)
    Adjustments to reconcile net earnings to net
       cash provided by (used for) operating activities;
       Depreciation and amortization of property, plant
          and equipment                                             2,659          2,396
       Amortization of goodwill                                       303            224
       Deferred income taxes                                                         (51)
       Loss (gain) on sale of property, plant and equipment            26            (21)
    Changes in assets and liabilities:
       Accounts receivable                                         11,941         12,622
       Inventories                                                (17,178)       (15,951)
       Other current assets                                        (6,014)        (1,510)
       Other assets                                                   363           (658)
       Accounts payable                                                69          4,566
       Income taxes payable                                           (21)          (435)
       Accrued liabilities                                           (205)          (808)
                                                                 --------       --------
Net Cash Provided by (Used for) Operating Activities              (10,379)           180
                                                                 --------       --------

INVESTING ACTIVITIES:
    Capital Expenditures                                           (3,991)        (1,313)
    Acquisitions, net of cash acquired                                            (7,383)
    Proceeds from sale of property, plant and
       Equipment                                                        3             36
                                                                 --------       --------
Net Cash Used For Investing Activities                             (3,988)        (8,660)
                                                                 --------       --------

FINANCING ACTIVITIES:
    Increase in notes payable                                      13,070            455
    Increase in bank revolving credit                                              8,000
    Exercise of stock options                                       2,054             16
    Cash dividends                                                   (258)          (238)
                                                                 --------       --------
Net Cash Provided By Financing Activities                          14,866          8,233
                                                                 --------       --------

NET INCREASE (DECREASE) IN CASH
       (carried forward)                                         $    499       $   (247)

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED JUNE 28, 1998 AND
                                  JUNE 29, 1997
                                   (UNAUDITED)

                                                   June 28,     June 29,
(dollars in thousands)                              1998           1997
---------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
    (brought forward)                              $   499      $  (247)

CASH, beginning of period                              809          602
                                                   -------      -------

CASH, end of period                                $ 1,308      $   355
                                                   =======      =======

Supplemental Cash Flow Information:
     Income taxes paid                             $    37      $   369
                                                   =======      =======


     Interest paid net of amounts capitalized      $ 1,827      $ 1,336
                                                   =======      =======












            See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 28, 1998 and the results of its operations and its cash flows for the periods ended June 28, 1998 and June 29, 1997. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2.       Net sales by product group were as follows (in thousands):

                                                       Three Months Ended
                                                   June 28,          June 29,
                                                     1998              1997
                                                   --------          --------

                  Bedroom products                 $ 28,270          $ 27,945
                  Throws and decorative
                     home accessories                10,768             9,114
                  Infant and juvenile products       22,512            15,022
                  Other                                 158               563
                                                   --------          --------
                  Total net sales                  $ 61,708          $ 52,644
                                                   ========          ========

3. Interest costs of $26,000 were capitalized during the quarter ended June 28, 1998. No interest costs were capitalized during the quarter ended June 29, 1997.

4. In the quarter ended December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced previously reported primary and fully-diluted earnings per share amounts with basic and diluted earnings per share. Earnings per share for all prior periods have been restated to conform to the requirements of SFAS 128.

5. Major classes of inventory were as follows (in thousands):

                                                  June 28,            March 29,
                                                    1998                1998
                                                  -------             --------

                      Raw materials               $39,460             $34,013
                      Work in process               4,075               3,441
                      Finished goods               56,075              44,978
                                                  -------             -------
                                                  $99,610             $82,432
                                                  =======             =======

6. At June 28, 1998, the Company was not in compliance with certain financial covenants pertaining to its revolving credit facilities and its 6.92% unsecured notes. The insurance company which holds the 6.92% unsecured notes has given the Company a written waiver with respect to these covenants for the quarter ended June 28, 1998. Each of the other lenders has orally agreed to waive compliance with these financial covenants of the revolving credit facilities for the quarter ended June 28, 1998, however, written documentation has not yet been completed.

7. Operating results of interim periods are not necessarily indicative of results to be expected for the full fiscal year.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 28, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 29,
1997

Net sales increased $9.1 million or 17.2% to $61.7 million in the current year quarter compared to $52.6 million in the prior year quarter. The increase was primarily attributable to a 49.9% growth in sales of infant and juvenile products which included $7.9 million from businesses acquired by the Company subsequent to the end of the prior year quarter. Flat sales across the remainder of the infant and juvenile business were caused by a shift in purchasing patterns of a major infant retail chain, which the Company expects will result in a concentration of shipments over the remaining nine months of the fiscal year. Sales of throws and decorative home accessories grew 18.1% compared to the prior year quarter while sales of adult bedroom products increased only slightly. The slow growth in the bedroom products category resulted from a slowdown in sales of mass merchant bedding under a program that will be phased out before the end of the fiscal year.

The Company entered into a license agreement with Calvin Klein, Inc. which became effective May 11, 1998. This license gives the Company the right to manufacture and distribute the Calvin Klein Home bed, bath and tabletop collections. However, no sales of Calvin Klein products were made during the quarter ended June 28, 1998 as the Company continued to negotiate the purchase of inventory and equipment from the previous Calvin Klein licensee. These negotiations have been completed and the Company expects to begin shipping the Calvin Klein Home product line during its second fiscal quarter.

Gross profit as a percentage of net sales decreased to 16.3% for the quarter ended June 28, 1998 from 20.1% for the quarter ended June 29, 1997 due to increased sales of lower margin products and under-utilization of capacity at the Company's manufacturing facilities.

Marketing and administrative expenses increased $2.6 million or 27.0% in the current year quarter. The increase was primarily attributable to incremental expenses of $1.3 million for businesses acquired subsequent to the end of the prior year quarter and increased employee costs.

Interest expense for the quarter ended June 28, 1998 increased $0.6 million or 44.8% from the prior year quarter due to higher levels of average debt outstanding and higher average interest rates.

The effective income tax rate increased to 42.1% for the quarter ended June 28, 1998 from 37.6% for the quarter ended June 29, 1997. The increase was due to higher effective state income tax rates and increases in non-deductible expenses associated with acquisitions.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company maintains unsecured committed revolving credit facilities totaling $30 million with two commercial banks at interest rates based on the London Interbank Offered Rate (LIBOR). At June 28, 1998, borrowings of $30.0 million were outstanding under these facilities at a weighted average interest rate of 6.1%. The Company pays facility fees on the unused portions of these committed credit lines. These credit lines are scheduled to expire on August 25, 1998; accordingly, such borrowings are included with other current maturities of long-term debt in the June 28, 1998 balance sheet. The Company also maintains uncommitted lines of credit totaling $40 million with two commercial banks at floating interest rates. At June 28, 1998, borrowings of $37.9 million were outstanding under these lines at a weighted average interest rate of 6.6%. Among other covenants, these bank facilities contain a requirement that the Company maintain minimum levels of shareholders' equity, one effect of which is to restrict the payment of cash dividends. At June 28, 1998, retained earnings of approximately $4.3 million were available for dividend payments. Other covenants require the Company to maintain certain financial ratios and place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock.

In July, the Company obtained an additional $25 million unsecured committed revolving credit facility from one of its commercial banks at an interest rate of prime minus one percent. This facility is scheduled to expire August 31, 1998.

At June 28, 1998, the Company was not in compliance with certain financial covenants pertaining to its revolving credit facilities and its 6.92% unsecured notes. The insurance company which holds the 6.92% unsecured notes has given the Company a written waiver with respect to these covenants for the quarter ended June 28, 1998. Each of the other lenders has orally agreed to waive compliance with these financial covenants of the revolving credit facilities for the quarter ended June 28, 1998, however, written documentation has not yet been completed.

The Company recently completed negotiations with a private lender for an additional long-term fixed rate unsecured borrowing arrangement of $40 million. The Company is currently negotiating with its two commercial banks for a new unsecured committed revolving credit facility to replace both the committed and uncommitted credit facilities described above.

Total debt outstanding increased to $118.1 million at June 28, 1998 from $105.1 million at March 29, 1998. The increase was used to fund the growth in inventories during the quarter.

Total inventories increased $17.2 million to $99.6 million at June 28, 1998 from $82.4 million at March 29, 1998. This increase is attributable to higher levels of inventory needed to support the heavier shipping demands in the second and third quarters of the fiscal year and increased demand for some of the Company's imported products which have a longer lead time for delivery than domestically produced products. This growth during the Company's first fiscal quarter is a seasonal pattern consistent with prior years. Also contributing to the increase was the slowdown in sales of mass merchant bedding referred to under "Results of Operations."

FORWARD-LOOKING INFORMATION

This Form 10Q contains forward-looking statements within the meaning of the federal securities law. Such statements are based upon management's current expectations, projections, estimates and assumptions. Words such as "expects," "believes," "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those anticipated. These risks include, among others, general economic conditions, changing competition, the level and pricing of future orders from the Company's customers, the Company's dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company's ability to successfully implement new information technologies, the Company's ability to integrate its acquisitions and new licenses, and the Company's ability to implement improvements in its acquired businesses.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings

           The Company, one of its subsidiaries, and Calvin Klein, Inc. are defendants in a lawsuit filed on June 8, 1998 by Decorative Home Accents, Inc. and related companies (hereinafter "DHA"). Because DHA is under the protection of the Bankruptcy Court in the Southern District of New York, the suit was brought as an adversary proceeding in that court. DHA complains that the grant by Calvin Klein, Inc. of a license for soft home products to the Company's subsidiary, instead of renewing DHA's license, which expired on April 30, 1998, was wrongful on various legal theories. DHA seeks to have the new license to the Company's subsidiary declared invalid, and to have the old license restored to DHA, and seeks actual and punitive damages. On June 12, 1998, the Bankruptcy Court denied DHA's motion for a temporary restraining order and indicated its intention not to grant a preliminary injunction based, inter alia, on a finding that DHA had not established the requisite probability of success on the merits. The Company believes that it is entitled to retain and operate under the Calvin Klein license and that its conduct in competing for and obtaining the license was lawful. The suit was filed in the midst of negotiations of an Asset Purchase Agreement by and among DHA, the Company, and Calvin Klein, Inc. for the Company to acquire from DHA its inventory and other assets used in the licensed business after the defendants refused a further extension of a standstill agreement that had been in effect since April 30, 1998. The parties to the lawsuit have agreed upon a settlement pursuant to which the action will be dismissed with prejudice upon closing of the Asset Purchase Agreement.

Item 2 -   Changes in Securities

           None

Item 3 -   Defaults Upon Senior Securities

           At June 28, 1998, the Company was not in compliance with certain financial covenants pertaining to its revolving credit facilities and its 6.92% unsecured notes. The insurance company which holds the 6.92% unsecured notes has given the Company a written waiver with respect to these covenants for the quarter ended June 28, 1998. Each of the other lenders has orally agreed to waive compliance with these financial covenants of the revolving credit facilities for the quarter ended June 28, 1998, however, written documentation has not yet been completed. The Company is in negotiations with its lenders to modify the terms of its agreements and to extend the maturity of its revolving credit facilities.

Item 4 -   Submission of Matters to Vote of Security Holders

           None

Item 5 -   Other Information

           The Company's 1998 Annual Meeting will be held on September 1, 1998, which is approximately a month later than it has held the annual meeting in previous years. The Company expects that it will hold its 1999 Annual Meeting during the first week of August, as it has in previous years, and expects to mail its proxy statement to shareholders on or before July 9, 1999. Accordingly, shareholders wishing to make proposals for inclusion in the Company's 1999 proxy statement in accordance with Rule 14a-8 of the Securities & Exchange Commission should submit such proposals in accordance with Rule 14a-8 not later than March 12, 1999. Shareholder proposals submitted outside of the Rule 14a-8 process and received after May 26, 1999 will be voted on in accordance with the discretionary authority granted in the Company's proxy.

Item 6 - Exhibits and Reports on Form 8-K

           EXHIBIT
           NUMBER               DESCRIPTION OF EXHIBITS
           ------               -----------------------

           27                   Financial Data Schedule (for SEC use only)

         There were no reports on Form 8-K during the quarter ended June 28, 1998.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                                  JUNE 28, 1998

                                   SIGNATURES


         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     CROWN CRAFTS, INC.



Date:  August 12, 1998                               /s/  Robert E. Schnelle
       ---------------                               -----------------------
                                                     ROBERT E. SCHNELLE
                                                     Treasurer
                                                     (Chief Accounting Officer)