Form 10-Q
period 1998-09-27
CROWN CRAFTS INC
filed 1998-11-12
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998


              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____to_____

                           Commission File No. 1-7604

                                CROWN CRAFTS, INC
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Georgia                                              58-0678148
-------------------------------                            ----------------
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

                                                     Yes X     No

    The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of November 11, 1998 was 8,608,843.

                          -----------------------------

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                          PART 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 27, 1998 (UNAUDITED) AND MARCH 29, 1998

                                                       Sept. 27,      March 29,
     (in thousands)                                      1998            1998
                                                         ----            ----
     ASSETS
     CURRENT ASSETS:
          Cash                                         $    636      $    809

          Accounts receivable, net:
              Due from factor                            42,440        32,234
              Other                                      17,660        16,192
          Inventories                                   113,941        82,432
          Deferred income taxes                           1,943         1,943
          Other current assets                           11,804         4,938
                                                       --------      --------
              Total Current Assets                      188,424       138,548
                                                       --------      --------

     PROPERTY, PLANT AND EQUIPMENT - at cost:
          Land, buildings and improvements               46,588        45,496
          Machinery and equipment                        85,226        76,053
          Furniture and fixtures                          1,975         1,774
                                                       --------      --------

                                                        133,789       123,323
          Less accumulated depreciation                  56,883        51,361
                                                       --------      --------
              Property, Plant and Equipment - net        76,906        71,962
                                                       --------      --------

     OTHER ASSETS:
          Goodwill                                       30,169        28,747
          Other                                           2,344         2,409
                                                       --------      --------
              Total Other Assets                         32,513        31,156
                                                       --------      --------

     TOTAL                                             $297,843      $241,666
                                                       ========      ========


            See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 27, 1998 (UNAUDITED) AND MARCH 29, 1998



                                                                Sept. 27,      March 29,
     (dollars in thousands, except par value per share)           1998           1998
                                                                  ----           ----
     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
          Notes payable                                        $ 68,794       $ 24,850
          Accounts payable                                       33,045         20,831
          Income taxes payable                                        0             86
          Accrued wages and benefits                              4,918          5,091
          Accrued royalties                                       1,478          1,758
          Other accrued liabilities                               4,129          2,930
          Current maturities of long-term debt                   30,100         30,100
                                                               --------       --------
              Total Current Liabilities                         142,464         85,646
                                                               --------       --------


     NON-CURRENT LIABILITIES:
            Long-term debt                                       50,100         50,100
            Deferred income taxes                                 7,852          7,852
            Other                                                   745            745
                                                               --------       --------
                  Total Non-Current Liabilities                  58,697         58,697
                                                               --------       --------

     SHAREHOLDERS' EQUITY:
          Common stock - par value $1.00 per share;
              50,000,000 shares authorized; 9,983,305 and
              9,654,043 shares issued                             9,983          9,654
          Additional paid-in capital                             45,995         41,800
          Retained earnings                                      61,013         63,838
          Less: 1,374,462 and 1,260,939 shares of common
              Stock held in treasury                            (20,309)       (17,969)
                                                               --------       --------
                   Total Shareholders' Equity                    96,682         97,323
                                                               --------       --------

     TOTAL                                                     $297,843       $241,666
                                                               ========       ========


            See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   ------------------                   ----------------
                                                Sept. 27,        Sept. 28,         Sept. 27,        Sept. 28,
     (in thousands, except per share data)        1998             1997             1998             1997
                                                  ----             ----             ----             ----
     NET SALES                                $   92,901       $   86,334       $  154,609       $  138,978

     COST OF PRODUCTS SOLD                        76,486           65,478          128,140          107,557
                                              ----------       ----------       ----------       ----------

     GROSS PROFIT                                 16,415           20,856           26,469           31,421

     MARKETING AND
          ADMINISTRATIVE EXPENSES                 13,899           13,764           26,159           23,414
                                              ----------       ----------       ----------       ----------

     EARNINGS FROM OPERATIONS                      2,516            7,092              310            8,007

     OTHER INCOME (EXPENSE):
          Interest expense                        (2,506)          (1,646)          (4,394)          (2,950)
          Other - net                                 15               72               97              150
                                              ----------       ----------       ----------       ----------

     EARNINGS (LOSS) BEFORE INCOME TAXES              25            5,518           (3,987)           5,207

     INCOME TAX PROVISIONS (CREDITS)                  11            2,078           (1,679)           1,961
                                              ----------       ----------       ----------       ----------

     NET EARNINGS (LOSS)                      $       14       $    3,440       $   (2,308)      $    3,246
                                              ==========       ==========       ==========       ==========

     EARNINGS (LOSS) PER SHARE - BASIC        $     0.00       $     0.43       $    (0.27)      $     0.41
     EARNINGS (LOSS) PER SHARE - DILUTED      $     0.00       $     0.41       $    (0.27)      $     0.40

     AVERAGE SHARES OUTSTANDING
            BASIC                              8,607,571        8,003,186        8,576,427        7,974,763
                                              ==========       ==========       ==========       ==========

            DILUTED                            8,619,696        8,357,950        8,576,427        8,213,295
                                              ==========       ==========       ==========       ==========

     DIVIDENDS DECLARED PER
          SHARE                               $     0.03       $     0.03       $     0.06       $     0.06
                                              ==========       ==========       ==========       ==========

            See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED SEPTEMBER 27, 1998 AND
                               SEPTEMBER 28, 1997
                                   (UNAUDITED)

                                                                                   Sept 27,        Sept. 28,
        (dollars in thousands)                                                       1998             1997
                                                                                     ----             ----
        OPERATING ACTIVITIES:
         Net earnings (loss)                                                      $ (2,308)      $  3,246

         Adjustments to reconcile net earnings to net
            cash provided by (used for) operating activities;
            Depreciation and amortization of property, plant
               and equipment                                                         5,692          4,906

            Amortization of goodwill                                                   642            481

            Deferred income taxes                                                                     (50)
            Loss (gain) on sale of property, plant and equipment                        29            (51)
         Changes in assets and liabilities:
            Accounts receivable                                                    (11,674)        (7,249)

            Inventories                                                            (25,229)       (23,866)

            Other current assets                                                    (6,854)        (2,463)

            Other assets                                                               690           (846)

            Accounts payable                                                        12,078          5,540

            Income taxes payable                                                       (86)         1,678

            Accrued liabilities                                                        209          1,610
                                                                                  --------       --------

     Net Cash Provided by (Used for) Operating Activities                          (26,811)       (17,064)
                                                                                  --------       --------


     INVESTING ACTIVITIES:
         Capital expenditures                                                      (10,179)        (3,464)

         Acquisitions, net of cash acquired                                         (8,833)       (15,415)

         Proceeds from sale of property, plant
               and equipment                                                            39             80
                                                                                  --------       --------

        Net Cash Used for Investing Activities                                     (18,973)       (18,799)
                                                                                  --------       --------

        FINANCING ACTIVITIES:
            Increase in notes payable                                               43,944         27,005
            Increase in bank revolving credit                                                       9,000
            Payment of long-term debt                                                                 (46)
            Exercise of stock options                                                2,183            531
            Cash dividends                                                            (516)          (480)
                                                                                  --------       --------
        Net Cash Provided by Financing Activities                                   45,611         36,010
                                                                                  --------       --------

        NET INCREASE (DECREASE) IN CASH                                           $   (173)      $    147

        CASH, beginning of period                                                      809            602
                                                                                  --------       --------

        CASH, end of period                                                       $    636       $    749
                                                                                  ========       ========

        Supplemental Cash Flow Information:
            Income taxes paid                                                     $     57       $     24
                                                                                  ========       ========

            Interest paid net of amounts capitalized                              $  2,019       $  1,416
                                                                                  ========       ========

            See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 27, 1998 and the results of its operations and its cash flows for the periods ended September 27, 1998 and September 28, 1997. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.


2. On May 11, 1998, the Company entered into a license agreement with Calvin Klein, Inc. which gives the Company the right to manufacture and distribute the Calvin Klein Home bed, bath and table top collections. On August 12, 1998 the Company acquired inventory and other assets from the previous licensee for a total cost of approximately $8.6 million. This acquisition was accounted for using the purchase method of accounting.


3.       Net sales by product group were as follows (in thousands):

                                     Three Months Ended           Six Months Ended
                                    Sept. 27,   Sept. 28,    Sept. 27,      Sept. 28,
                                      1998         1997         1998           1997
                                      ----         ----         ----           ----
         Bedroom products           $33,867      $33,010      $ 62,137      $ 60,955
         Throws and decorative
            home accessories         24,311       27,388        35,079        36,502
         Infant and juvenile
            products                 34,475       25,086        56,987        40,108
         Other                          248          850           406         1,413
                                    -------      -------      --------      --------
         Total net sales            $92,901      $86,334      $154,609      $138,978
                                    =======      =======      ========      ========

4. Interest costs of $27,000 and $53,000, respectively, were capitalized during the quarter and six month period ended September 27, 1998. No interest costs were capitalized during the quarter or six-month period ended September 28, 1997.

5. In the quarter ended December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced previously reported primary and fully-diluted earnings per share amounts with basic and diluted earnings per share. Earnings per share for all prior periods have been restated to conform to the requirements of SFAS 128.

6.       Major classes of inventory were as follows (in thousands):

                                  Sept. 27,         March 29,
                                    1998              1998
                                    ----              ----
         Raw materials            $ 41,387          $34,013
         Work in process             5,280            3,441
         Finished goods             67,274           44,978
                                  --------          -------
                                  $113,941          $82,432
                                  ========          =======

7. At September 27, 1998, the Company was not in compliance with certain provisions of its revolving credit agreements and its 6.92% unsecured notes. Each of the lenders has waived compliance with these provisions of its agreement for the quarter ended September 27, 1998. In addition, each of the Company's revolving agreements expired on September 25, 1998 and subsequently were extended to November 30, 1998.

8. Operating results of interim periods are not necessarily indicative of results to be expected for the full fiscal year.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 ISSUE

In the latter portion of the 1990s, an issue affecting most companies has emerged regarding the ability of computer applications and systems to interpret properly dates later than December 31, 1999. This issue arises because, until recently, many computer applications were written using only the two right most digits to define the applicable year. Accordingly, when the need arises to enter a date after December 31, 1999, it is unclear how any particular application will interpret the digits 00. The so-called "Year 2000 Problem" might cause programs that perform arithmetic operations, comparisons or date sorts to generate erroneous results when the program is required to process dates from both centuries, and this might result in incorrect data, system failure and other business disruptions, including, among other things, a temporary inability to procure materials, process transactions, send invoices and service customers.

With assistance from consultants and vendors, the Company has undertaken a comprehensive review of the "Year 2000 compliance" of the Company's various computer systems. Because the Company has recently concluded a general upgrade of its computer infrastructure, and because the Company is in the process of implementing an "enterprise resource project" ("ERP") affecting many significant business modules, many of the Company's computer systems have been designed and deployed with "Year 2000 compliance" as a specific requirement.

The Company's business activities that rely on computer applications include principally the following: word processing, communications and network operations, accounting and finance, manufacturing, distribution and order entry. With the completion earlier in 1998 of the Company's computer infrastructure project, the Company's word processing, communications and network operations operate based on Microsoft products including Windows NT, Windows 95 and Microsoft Office, all of which are certified by the vendor to be Year 2000 compliant. The Company's principal accounting and finance software package is Infinium, which also is certified by the vendor to be Year 2000 compliant. The Company is on schedule to deploy in April 1999 ERP software applications supporting the Company's accounting and finance, manufacturing, distribution and order entry functions. SAP America, Inc. is the vendor of these software products and certifies that they are Year 2000 compliant. The Company's two main distribution facilities in Calhoun, Georgia, and Roxboro, North Carolina, each have a "warehouse management system" software package which has been certified by its vendor to be Year 2000 compliant. Order entry is one of the business functions that will be performed by the ERP software when it is deployed in 1999. Additionally, the Company has "electronic data interchange" ("EDI") links with several of its major customers, and each of these has been designed and deployed to be Year 2000 compliant.

In fiscal years 1998 and 1999 the Company has invested substantial sums of money and devoted substantial time and resources to the upgrade of its computer systems and applications, including Year 2000 compliance. Nevertheless, there may be isolated computers or microprocessors that are not Year 2000 compliant. However, based on the Company's on-going diligent review, the Company does not believe that any of these will materially adversely affect the Company's business operations, consolidated results of operations, liquidity or capital resources.

In addition, the Company has developed and is implementing a plan for reviewing the Year 2000 compliance of each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer systems. Where appropriate, the Company intends to request assurances from such third parties that they are addressing the Year 2000 issue and that the products and services procured or used by the Company will function properly or will be available without interruption in the Year 2000. Detailed questionnaires regarding Year 2000 readiness were submitted to such third parties during the summer of 1998, and the responses to these questionnaires are being evaluated. Nevertheless, it will be impossible to assess fully the potential consequences if service interruptions occur from suppliers or in infrastructure areas such as utilities, communications, transportation, banking and government. As a result, the Company also intends to develop a business continuity plan by July, 1999 to minimize the impact of such external events.

While its efforts to address Year 2000 issues will involve additional costs and the time and effort of a number of employees, the Company believes, based on currently available information, that it will be able to manage properly its total Year 2000 exposure. There can be no assurance, however, that it will be successful in its effort or that the computer systems of other companies on which the Company will rely will be timely modified, or that a failure to modify such systems by another company or modifications that are incompatible with its systems would not have a material adverse effect on the Company's consolidated results of operations, liquidity and capital resources.

Even though the software systems being installed by the Company have been certified to be Year 2000 compliant, the software vendors may issue software patches to address additional Year 2000 issues that may manifest themselves later that are not covered in the current versions of the software.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPT. 27, 1998 COMPARED TO THE THREE MONTHS ENDED SEPT. 28, 1997

Net sales increased $6.6 million or 7.6% to $92.9 million in the current year quarter compared to $86.3 million in the prior year quarter. The increase was primarily attributable to a 37.4% growth in sales of infant and juvenile products which included incremental net sales of $6.9 million from businesses acquired by the Company subsequent to the end of or during the prior year quarter. Sales of bedding products increased 2.6%, which included $0.9 million of Calvin Klein products, while sales of throws and decorative home accessories declined 11.2%. The decline in sales of throws and decorative home accessories was the result of a general market softening of demand for pictorial throws which negatively impacted the Company's gift division. Further, the seasonality of demand for this type of product is evidenced by the 11.2% three-month decline versus a 3.9% six-month decline.

Gross profit as a percentage of net sales decreased to 17.7% for the quarter ended September 27, 1998 from 24.2% for the quarter ended September 28, 1997 due to increased sales of lower margin products and under-utilization of capacity at the Company's manufacturing facilities.

Operating expenses increased $135,000 or 1.0% for the quarter ended September 27, 1998 compared to the prior year quarter. Businesses acquired by the company subsequent to the end of or during the prior year quarter accounted for an incremental increase of $650,000. However, the increase was offset by reductions in incentive compensation and legal fees.

Interest expense for the quarter ended September 27, 1998 increased $0.9 million or 52.2% from the prior year quarter due to higher levels of average debt outstanding and higher average interest rates.

The effective income tax rate increased to 42.1% for the quarter ended September 27, 1998 from 37.6% for the quarter ended September 28, 1997. The increase was due to higher effective state income tax rates and increases in non-deductible expenses associated with acquisitions.

The Company entered into a license agreement with Calvin Klein, Inc. which became effective May 11, 1998. This license gives the Company the right to manufacture and distribute the Calvin Klein Home bed, bath and tabletop collections. On August 12, 1998 the Company acquired inventory and other assets from the previous licensee for a total cost of approximately $8.6 million. This acquisition was accounted for as a purchase and did not have a material effect on the Company's results of operations for the quarter ended September 27, 1998. Modest sales of Calvin Klein products occurred during the quarter ended September 27, 1998. Shipments of Calvin Klein products have increased during the Company's third fiscal quarter but are not expected to reach normal levels until the fourth fiscal quarter.


SIX MONTHS ENDED SEPT. 27, 1998 COMPARED TO THE SIX MONTHS ENDED SEPT. 28, 1997

Net sales increased $15.6 million or 11.2% to $154.6 million for the six months ended September 27, 1998 compared to $139.0 million for the six months ended September 28, 1997. The increase was primarily attributable to a 42.1% growth in sales of infant and juvenile products which included incremental net sales of $14.6 million from businesses acquired by the Company subsequent to the end of or during the prior year quarter. Sales of bedding products increased 1.9%, while sales of throws and decorative home accessories declined 3.9%. The decline in sales of throws and decorative home accessories was the result of a general market softening of demand for pictorial throws which negatively impacted the Company's gift division. The 3.9% decline was largely driven by the current three-month period decline of 11.2%. The general market softening of demand would be expected to have the biggest impact during the second fiscal quarter due to the seasonality of this type of product.

Gross profit as a percentage of net sales decreased to 17.1% for the six months ended September 27, 1998 from 22.6% for the six months ended September 28, 1997 due to increased sales of lower margin products and under-utilization of capacity at the Company's manufacturing facilities.

Operating expenses increased $2.7 million or 11.7% for the six months ended September 27, 1998 compared to the six months ended September 28, 1997. The increase was primarily attributable to incremental expenses of $1.9 million from businesses acquired by the Company subsequent to the end of or during the prior fiscal six-month period and increased employee costs.

Interest expense for the six months ended September 27, 1998 increased $1.4 million or 48.9% from the prior year six months due to higher levels of average debt outstanding and higher average interest rates.

The effective income tax rate increased to 42.1% for the six months ended September 27, 1998 from 37.7% for the six months ended September 28, 1997. The increase was due to higher effective state income tax rates and increases in non-deductible expenses associated with acquisitions.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The company maintains unsecured committed revolving credit facilities totaling $30 million with two commercial banks at interest rates based on each bank's Base Rate plus 0.5%. At September 27, 1998, borrowings of $30 million were outstanding under these facilities at an interest rate of 9.0%. The Company pays facility fees on the unused portions of these committed credit lines. These credit facilities expired on September 25, 1998 and subsequently were extended to November 30, 1998. Accordingly, the full $30 million outstanding under these revolving credit facilities is included with other current maturities of long-term debt in the September 27, 1998 balance sheet. The Company also maintains uncommitted lines of credit totaling $40 million with the two commercial banks at floating interest rates. At September 27, 1998, borrowings of $40 million were outstanding under these lines at interest rates of 9.0%. Among other covenants, these bank facilities contain a requirement that the Company maintain minimum levels of Shareholders' equity, one effect of which is to restrict the payment of cash dividends. At September 27, 1998, retained earnings of approximately $3.9 million were available for dividend payments. Other covenants require the Company to maintain certain financial ratios and place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock.

In July 1998, the company obtained an additional $25 million unsecured committed revolving credit facility from one of its commercial banks. The facility had an initial expiration date of August 25, 1998, but has been extended to November 30, 1998. This credit facility carries an interest rate of the bank's Base Rate plus 0.5%. At September 27, 1998, the Company had borrowings of $14.7 million under this facility.

The Company factors certain of its trade accounts receivable on a maturity basis with a commercial factor. At September 27, 1998, the Company had borrowed $14.1 million against these factored accounts receivable at an interest rate of 8.5%.

At September 27, 1998, the Company was not in compliance with certain provisions of its revolving credit agreements and its 6.92% unsecured notes. Each of the lenders has waived compliance with these provisions of its agreement for the quarter ended September 27, 1998.

In July 1998, the Company had completed negotiations with a private lender for an additional long-term fixed rate unsecured borrowing arrangement of $40 million; however due to the operating performance of the Company and conditions in the credit markets, the commitment from the private lender expired and the Company is no longer pursing the borrowing arrangement. The Company is currently in discussions with its two commercial banks for a new unsecured committed revolving credit facility to replace both the committed and uncommitted credit facilities described above.

Total debt increased to $149 million at September 27, 1998 from $105.1 million at March 29, 1998. The increase was used to finance a seasonal increase in accounts receivable and inventories and to fund the acquisition of certain assets pertaining to its recently obtained licensee for Calvin Klein Home products.

Total inventories increased $31.5 million to $113.9 million at September 27, 1998 from $82.4 million at March 29, 1998. Approximately $6.3 million of this increase relates to the acquisition of inventory in the Calvin Klein Home products transaction described above. The remaining increase in inventories resulted from the seasonal selling patterns of the Company, some of which shifted to the Company's third fiscal quarter and to increased demand for some of the Company's imported products which have a longer lead time for delivery than domestically manufactured products. Also contributing to the increase was the slowdown in sales of a mass merchant bedding program which is being discontinued by the retailer. The Company expects a decrease in inventories from higher seasonal sales in its fiscal third quarter and from other actions it is taking to reduce the level of period inventories required to support its businesses. These expected reductions in inventories are expected to result in reductions in the level of the Company's borrowings under its credit facilities.


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

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         At September 27, 1998, the Company was not in compliance with certain provisions of its revolving credit agreements and its 6.92% unsecured notes. Each of the lenders has waived compliance with these provisions of its agreement for the quarter ended September 27, 1998. In addition, each of the Company's revolving credit agreements expired on September 25, 1998 and subsequently were extended to November 30, 1998. The Company is in discussions with its lenders to modify the terms of its agreements and to extend the maturity of its revolving credit facilities.

Item 4 - Submission of Matters to Vote of Security Holders

         The following directors of the registrant were elected for a three year term:

                  Michael H. Bernstein
                  E. Randall Chestnut
                  Richard N. Toub

Item 5 - Other Information


Item 6 - Exhibits and Reports on Form 8-K

        EXHIBIT
        NUMBER                      DESCRIPTION OF EXHIBITS
        27                          Financial  Data Schedule (for SEC use
                                    only)


           There were no reports on Form 8-K during the quarter ended September 27, 1998.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                               SEPTEMBER 27, 1998

                                   SIGNATURES

    Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CROWN CRAFTS, INC.

Date:  November 12, 1998                   /s/  Robert E. Schnelle
                                            ------------------------------
                                            ROBERT E. SCHNELLE
                                            Vice President, Treasurer
                                            (Chief Accounting Officer)