Form 10-Q
period 1998-12-27
CROWN CRAFTS INC
filed 1999-02-10
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 1998

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____to_____

                           Commission File No. 1-7604

                                CROWN CRAFTS, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                                               58-0678148
         -------                                               ----------
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

                                    Yes      X     No

         The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of February 9, 1999 was 8,608,843.

                            ------------------------

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                          PART 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 27, 1998 (UNAUDITED) AND MARCH 29, 1998

                                                  Dec. 27,   March 29,
(in thousands)                                      1998        1998
                                                 --------   --------
ASSETS
CURRENT ASSETS:
     Cash                                        $    846   $    809
     Accounts receivable, net:
         Due from factor                           31,449     32,234
         Other                                      9,019     16,192
     Inventories                                  102,413     82,432
     Deferred income taxes                          1,943      1,943
     Other current assets                           7,818      4,938
                                                 --------   --------
         Total Current Assets                     153,488    138,548
                                                 --------   --------

PROPERTY, PLANT AND EQUIPMENT - at cost:
     Land, buildings and improvements              46,832     45,496
     Machinery and equipment                       88,748     76,053
     Furniture and fixtures                         2,142      1,774
                                                 --------   --------
                                                  137,722    123,323
     Less accumulated depreciation                 59,643     51,361
                                                 --------   --------
         Property, Plant and Equipment - net       78,079     71,962
                                                 --------   --------

OTHER ASSETS:
     Goodwill                                      28,054     28,747
     Other                                          4,008      2,409
                                                 --------   --------
         Total Other Assets                        32,062     31,156
                                                 --------   --------

TOTAL                                            $263,629   $241,666
                                                 ========   ========


            See notes to interim consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 27, 1998 (UNAUDITED) AND MARCH 29, 1998

                                                    Dec. 27,        March 29,
(dollars in thousands, except par value per share)   1998             1998
                                                    --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                  $  42,575       $  24,850
     Accounts payable                                  21,921          20,831
     Income taxes payable                                  15              86
     Accrued wages and benefits                         4,770           5,091
     Accrued royalties                                  2,782           1,758
     Other accrued liabilities                          3,854           2,930
     Current maturities of long-term debt              37,243          30,100
                                                    ---------       ---------
         Total Current Liabilities                    113,160          85,646
                                                    ---------       ---------

NON-CURRENT LIABILITIES:
       Long-term debt                                  42,957          50,100
       Deferred income taxes                            7,852           7,852
       Other                                              745             745
                                                    ---------       ---------
             Total Non-Current Liabilities             51,554          58,697
                                                    ---------       ---------

SHAREHOLDERS' EQUITY:
     Common stock - par value $1.00 per share;
         50,000,000 shares authorized;
         9,983,305 and 9,654,043 shares issued          9,983           9,654
     Additional paid-in capital                        45,973          41,800
     Retained earnings                                 63,268          63,838
     Less: 1,374,462 and 1,260,939 of common
         Stock held in treasury                       (20,309)        (17,969)
                                                    ---------       ---------
              Total Shareholders' Equity               98,915          97,323
                                                    ---------       ---------

TOTAL                                               $ 263,629       $ 241,666
                                                    =========       =========


            See notes to interim consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
               DECEMBER 27, 1998 AND DECEMBER 28, 1997 (UNAUDITED)

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                -----------------------------       -----------------------------
                                                  Dec. 27,           Dec. 28,         Dec. 27,           Dec. 28,
(dollars in thousands, except per share data)       1998               1997             1998               1997
                                                -----------       -----------       -----------       -----------
NET SALES                                       $   120,394       $   103,037       $   275,003       $   242,015

COST OF PRODUCTS SOLD                                97,575            78,339           225,715           185,896
                                                -----------       -----------       -----------       -----------

GROSS PROFIT                                         22,819            24,698            49,288            56,119

MARKETING AND
     ADMINISTRATIVE EXPENSES                         15,586            15,584            41,745            38,998
                                                -----------       -----------       -----------       -----------

EARNINGS FROM OPERATIONS                              7,233             9,114             7,543            17,121

OTHER INCOME (EXPENSE):
     Interest expense                                (2,784)           (1,903)           (7,178)           (4,853)
     Other - net                                        118               (15)              215               135
                                                -----------       -----------       -----------       -----------

EARNINGS BEFORE INCOME TAXES                          4,567             7,196               580            12,403

INCOME TAX PROVISIONS                                 2,055             2,715               376             4,676
                                                -----------       -----------       -----------       -----------

NET EARNINGS                                    $     2,512       $     4,481       $       204       $     7,727
                                                ===========       ===========       ===========       ===========

EARNINGS PER SHARE - BASIC                      $      0.29       $      0.55       $      0.02       $      0.96
EARNINGS PER SHARE - DILUTED                    $      0.29       $      0.52       $      0.02       $      0.93

AVERAGE SHARES OUTSTANDING
       BASIC                                      8,608,843         8,093,345         8,587,232         8,014,290
                                                ===========       ===========       ===========       ===========

       DILUTED                                    8,608,843         8,609,518         8,705,943         8,345,369
                                                ===========       ===========       ===========       ===========

DIVIDENDS DECLARED PER
     SHARE                                      $      0.03       $      0.03       $      0.09       $      0.09
                                                ===========       ===========       ===========       ===========


            See notes to interim consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED DECEMBER 27, 1998 AND
                                DECEMBER 28, 1997
                                   (UNAUDITED)

                                                   Dec. 27,      Dec. 28,
(in thousands)                                      1998           1997
                                                  --------       --------
OPERATING ACTIVITIES:
Net earnings                                      $    204       $  7,727
Adjustments to reconcile net earnings to net
 cash provided by operating activities;
 Depreciation and amortization of property,
 plant and equipment                                 8,453          7,541
 Amortization of goodwill                              916            718
 Deferred income taxes                                                (50)
 Loss (gain) on sale of property, plant and
 equipment                                              29            (52)
Changes in assets and liabilities:
 Accounts receivable                                 7,958          7,561
 Inventories                                       (13,702)       (16,710)
 Other current assets                               (2,869)          (454)
 Other assets                                        1,038           (176)
 Accounts payable                                      954            792
 Income taxes payable                                  (71)           836
 Accrued liabilities                                 1,037          1,448
                                                  --------       --------
Cash Provided by Operating Activities                3,947          9,181
                                                  --------       --------


INVESTING ACTIVITIES:
Capital expenditures                               (14,113)        (5,287)
Acquisitions, net of cash acquired                  (8,949)       (15,602)
Proceeds from sale of property, plant
 and equipment                                          39             95
                                                  --------       --------

Net Cash Used for Investing Activities             (23,023)       (20,794)
                                                  --------       --------

FINANCING ACTIVITIES:
Increase in notes payable                           17,725          3,228
Increase in bank revolving credit                                   9,000
Payment of long-term debt                                            (209)
Exercise of stock options                            2,162          1,025
Cash dividends                                        (774)          (723)
                                                  --------       --------
Net Cash Provided by Financing Activities           19,113         12,321
                                                  --------       --------

NET INCREASE IN CASH                              $     37       $    708

CASH, beginning of period                              809            602
                                                  --------       --------

CASH, end of period                               $    846       $  1,310
                                                  ========       ========

Supplemental Cash Flow Information:
 Income taxes paid                                $    123       $  3,625
                                                  ========       ========

 Interest paid net of amounts capitalized         $  6,867       $  4,735
                                                  ========       ========


            See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 27, 1998 and the results of its operations and its cash flows for the periods ended December 27, 1998 and December 28, 1997. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses.

2. On May 11, 1998, the Company entered into a license agreement with Calvin Klein, Inc. which gives the Company the right to manufacture and distribute the Calvin Klein Home bed, bath and table top collections. On August 12, 1998 the Company acquired inventory and other assets from the previous licensee for a total cost of approximately $8.7 million. This acquisition was accounted for using the purchase method of accounting.

3. Net sales by product group were as follows (in thousands):

                                                        Three Months Ended        Nine Months Ended
                                                      Dec. 27,      Dec. 28,     Dec. 27,     Dec. 28,
                                                        1998          1997         1998          1997
                                                      --------      --------     --------     --------
                          Bedroom products            $ 41,991      $ 28,171     $104,128     $ 89,127
                          Throws and decorative
                             home accessories           46,131        43,705       81,209       80,207
                          Infant and juvenile
                             products                   31,962        30,163       88,950       70,271
                          Other                            310           998          716        2,410
                                                      --------      --------     --------     --------
                          Total net sales             $120,394      $103,037     $275,003     $242,015
                                                      ========      ========     ========     ========

4. Interest costs of $40,000 and $121,000, respectively, were capitalized during the quarter and nine-month period ended December 27, 1998. No interest costs were capitalized during the quarter or nine-month period ended December 28, 1997.

5. In the quarter ended December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced previously reported primary and fully-diluted earnings per share amounts with basic and diluted earnings per share. Earnings per share for all prior periods have been restated to conform to the requirements of SFAS 128.

6. Major classes of inventory were as follows (in thousands):

                                         Dec. 27,      March 29,
                                           1998          1998
                                         --------      --------
                    Raw materials        $ 40,277      $34,013
                    Work in process         4,141        3,441
                    Finished goods         57,995       44,978
                                         --------      -------
                                         $102,413      $82,432
                                         ========      =======

7. At December 27, 1998, the Company was not in compliance with certain provisions of its revolving credit agreements and its 6.92% unsecured notes. Each of the lenders has waived compliance with these provisions of its agreement for the quarter ended December 27, 1998. In addition, each of the Company's revolving agreements expired on December 31, 1998 and each was subsequently extended to March 31, 1999.

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

The costs incurred by the Company in assessing "Year 2000 compliance" and performing remedial or conversion work indicated by such assessments have been expensed as incurred. The Company estimates that the total amount of such costs incurred through December 27, 1998 to be approximately $150,000. This amount includes the costs of the services of outside vendors and consultants specifically to address "Year 2000 compliance." This amount does not include any imputed amounts for the time and effort of the Company's own employees or for computer services, equipment and software purchased principally for reasons other than "Year 2000 compliance." For example, the systems installed as part of the Company's recent general computer infrastructure upgrade and the ERP systems being deployed later this year are certified by the vendors to be Year 2000 compliant, but we have not attempted to allocate some portion of the costs of those entire systems to "Year 2000 compliance." The Company does not believe that the total costs of "Year 2000 compliance" will materially adversely affect the Company's business operations, consolidated results of operations, liquidity or capital resources.

The Company's business activities that rely on computer applications include principally the following: word processing, communications and network operations, accounting and finance, manufacturing, distribution and order entry. With the completion in 1998 of the Company's computer infrastructure project, the Company's word processing, communications and network operations operate based on Microsoft products including Windows NT, Windows 95 and Microsoft Office, all of which are certified by the vendor to be Year 2000 compliant. The Company's principal accounting and finance software package is Infinium, which also is certified by the vendor to be Year 2000 compliant. The Company is on schedule to deploy in April 1999, or shortly thereafter, ERP software applications supporting the Company's accounting and finance, manufacturing, distribution and order entry functions. SAP America, Inc. is the vendor of these software products and certifies that they are Year 2000 compliant. The Company's two main distribution facilities in Calhoun, Georgia, and Roxboro, North Carolina, each have a "warehouse management system" software package which has been certified by its vendor to be Year 2000 compliant. Order entry is one of the business functions that will be performed by the ERP software when it is deployed in 1999. Additionally, the Company has "electronic data interchange" ("EDI") links with several of its major customers, and each of these has been designed and deployed to be Year 2000 compliant.

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

As a result, the Company also intends to develop a business continuity plan by July, 1999 to minimize the impact of such external events. The Company's "Year 2000 compliance" efforts are ongoing and its overall plan, as well as its development of a business continuity plan, will continue to evolve as new information becomes available.

While its efforts to address Year 2000 issues will involve additional costs and the time and effort of a number of employees, the Company believes, based on currently available information, that it will be able to manage properly its total Year 2000 exposure.

There can be no assurance, however, that it will be successful in its effort or that the computer systems of other companies on which the Company will rely will be timely modified, or that a failure to modify such systems by another company or modifications that are incompatible with its systems would not have a material adverse effect on the Company's business operations, consolidated results of operations, liquidity and capital resources.

Even though the software systems being installed by the Company have been certified to be Year 2000 compliant, the software vendors may issue software patches to address additional Year 2000 issues that may manifest themselves later that are not covered in the current versions of the software.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DEC. 27, 1998 COMPARED TO THE THREE MONTHS ENDED DEC. 28,
1997

Net sales increased $17.4 million or 16.8% to $120.4 million in the current year quarter compared to $103.0 million in the prior year quarter. The increase was primarily attributable to a 49.1% growth in sales of bedroom products which included $9.3 million of Calvin Klein products. A delay in transitioning the Calvin Klein Home Products line from the former manufacturer prevented sales of Calvin Klein products from being even higher for the quarter. Sales of Calvin Klein products should improve during the Company's fourth fiscal quarter but are not expected to reach normal levels until the first quarter of fiscal 2000. Sales of bedroom products also benefited from final shipments on a mass merchant program that has been discontinued. Sales of both throws and decorative home accessories and infant and juvenile products increased approximately 6.0% each. Sales of infant and juvenile products included approximately $1.5 million from businesses acquired subsequent to the end of the prior year quarter. Excluding these sales, infant and juvenile products sales increased only 1.0% for the quarter as sales to several major retail customers were not as strong as expected.

Gross profit as a percentage of net sales decreased to 19.0% for the quarter ended December 27, 1998 from 24.0% for the quarter ended December 28, 1997 due to increased sales of lower margin products and under-utilization of capacity at the Company's manufacturing facilities. The delay in the transition of the Calvin Klein Home Products line from the former manufacturer contributed to the capacity under-utilization. The Company is evaluating the utilization rate of its manufacturing capacity. Following many acquisitions in recent years, the Company's manufacturing capacity may exceed its needs.

Interest expense for the quarter ended December 27, 1998 increased $0.9 million or 46.3% from the prior year quarter due to higher levels of average debt outstanding and higher average interest rates.

The effective income tax rate increased to 45.0% for the quarter ended December 27, 1998 from 37.7% for the quarter ended December 28, 1997. The increase was due to higher effective state income tax rates and non-deductible expenses associated with acquisitions.

NINE MONTHS ENDED DEC. 27, 1998 COMPARED TO THE NINE MONTHS ENDED DEC. 28, 1997

Net sales increased $33.0 million or 13.6% to $275.0 million for the nine months ended December 27, 1998 compared to $242.0 million for the nine months ended December 28, 1997. Sales of infant and juvenile products increased 26.6% partly due to incremental net sales of $16.1 million from businesses acquired by the Company subsequent to the end of or during the prior year nine-month period. Sales of bedding products increased 16.8% due mainly to approximately $10.2 million of sales of Calvin Klein products. Sales of throws and decorative home accessories increased only 1.2% due to a general market softening of demand for pictorial throws which affected the Company's gift division.

Gross profit as a percentage of net sales decreased to 17.9% for the nine months ended December 27, 1998 from 23.2% for the nine months ended December 28, 1997 due to increased sales of lower margin products and under-utilization of capacity at the Company's manufacturing facilities.

Operating expenses increased $2.7 million or 7.0% for the nine months ended December 27, 1998 compared to the nine months ended December 28, 1997. The increase was primarily attributable to incremental expenses of $2.9 million from businesses acquired by the Company subsequent to the end of or during the prior fiscal nine-month period.

Interest expense for the nine months ended December 27, 1998 increased $2.3 million or 47.9% from the prior year nine months due to higher levels of average debt outstanding and higher average interest rates.

The effective income tax rate increased to 64.8% for the nine months ended December 27, 1998 from 37.7% for the nine months ended December 28, 1997. The increase was due primarily to a high percentage of non-deductible expenses associated with acquisitions in relation to Earnings Before Income Taxes and to higher effective state income tax rates.

The Company entered into a license agreement with Calvin Klein, Inc. which became effective May 11, 1998. This license gives the Company the right to manufacture and distribute the Calvin Klein Home bed, bath and tabletop collections. On August 12, 1998 the Company acquired inventory for the Calvin Klein Home Products line and other assets from the previous licensee for a total cost of approximately $8.7 million. This acquisition was accounted for as a purchase and did not have a material effect on the Company's results of operations for the nine months ended December 27, 1998. On December 31, 1998, the Company completed the transition of the Calvin Klein product lines from the previous licensee which included the acquisition of the inventory for the Calvin Klein Khaki product line and certain other items for a total cost of $1.6 million.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The company maintains unsecured committed revolving credit facilities totaling $30 million with two commercial banks at interest rates based on each bank's Base Rate plus 0.5%. At December 27, 1998, borrowings of $30 million were outstanding under these facilities at an interest rate of 8.25%. The Company pays facility fees on the unused portions of these committed credit lines. These credit facilities expired on December 31, 1998 and subsequently were extended to March 31, 1999. Accordingly, the full $30 million outstanding under these revolving credit facilities is included with other current maturities of long-term debt in the December 27, 1998 balance sheet. The Company also maintains uncommitted lines of credit totaling $40 million with the two commercial banks at floating interest rates. At December 27, 1998, borrowings of $40 million were outstanding under these lines at interest rates of 8.25%. Among other covenants, these bank facilities contain a requirement that the Company maintain minimum levels of Shareholders' equity, one effect of which is to restrict the payment of cash dividends. At December 27, 1998, retained earnings of approximately $6.1 million were available for dividend payments. Other covenants require the Company to maintain certain financial ratios and place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock.

In July 1998, the company obtained an additional $25 million unsecured committed revolving credit facility from one of its commercial banks. The facility had an initial expiration date of August 25, 1998, but has been extended to March 31, 1999. This credit facility carries an interest rate of the bank's Base Rate plus 0.5%. At December 27, 1998, the Company had borrowings of approximately $2.5 million under this facility.

At December 27, 1998, the Company was not in compliance with certain provisions of its revolving credit agreements and its 6.92% unsecured notes. Each of the lenders has waived compliance with these provisions of its agreement for the quarter ended December 27, 1998. The Company is currently in discussions with its two commercial banks for a new unsecured committed revolving credit facility to replace both the committed and uncommitted credit facilities described above

Total debt increased to $122.8 million at December 27, 1998 from $105.1 million at March 29, 1998. The increase was used to fund the acquisition of inventory and certain other assets pertaining to its license for Calvin Klein Home products, higher capital expenditures relating to the ERP project, and higher inventories, as described below.

Total inventories increased $20 million to $102.4 million at December 27, 1998 from $82.4 million at March 29, 1998. Approximately $6.3 million of this increase related to the acquisition of inventory in the Calvin Klein Home transaction described above. The remaining amount resulted from increased product offerings and from a change in historical sales patterns. Also affecting inventory levels has been increased demand for some of the Company's imported products, which have a longer lead-time for delivery than domestically manufactured products. The Company is evaluating its inventories to determine the level required to support its businesses, particularly in relation to its capital resources. Any reductions in inventories are expected to result in reductions in the level of the Company's borrowings under its credit facilities.

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

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Credit Facilities

         At December 27, 1998, the Company was not in compliance with certain provisions of its revolving credit agreements and its 6.92% unsecured notes. Each of the lenders has waived compliance with these provisions of its agreements for the quarter ended December 27, 1998. In addition, the Company's revolving credit agreements expired on December 31, 1998 and each was subsequently extended to March 31, 1999. The Company is in discussions with its lenders to modify the terms of its agreements and to extend the maturity of its revolving credit facilities.


Item 4 - Submission of Matters to Vote of Security Holders

         None


Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         EXHIBIT
         NUMBER           DESCRIPTION OF EXHIBITS
          27        Financial  Data Schedule (for SEC use only)

    There were no reports on Form 8-K during the quarter ended December 27, 1998.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                                DECEMBER 27, 1998

                                   SIGNATURES

         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CROWN CRAFTS, INC.


Date:  February 10, 1999            /s/  Robert E. Schnelle
                                    -------------------------------
                                    ROBERT E. SCHNELLE
                                    Vice President, Treasurer
                                    (Chief Accounting Officer)