Form 10-K405
period 1999-03-28
CROWN CRAFTS INC
filed 1999-08-13
CIK 25895

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 28, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7604

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

      COMMON STOCK, $1.00 PAR VALUE                 NEW YORK STOCK EXCHANGE
       COMMON SHARE PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE
             (Title of class)                (Name of exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of July 29, 1999, 8,608,843 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the NYSE closing price of these shares on that date) held by persons other than Officers, Directors, the Company's Employee Stock Option Plan, and 5% shareholders was approximately $23,055,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Crown Crafts, Inc., Proxy Statement in connection with its Annual Meeting of Shareholders on September 28, 1999 (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Crown Crafts, Inc., a Georgia corporation founded in 1957, operates, both directly and indirectly through its subsidiaries, in two principal business segments within the textile industry, Adult Home Furnishing and Juvenile Products, and Infant Products. Adult Home Furnishing and Juvenile Products consists of Bedroom Products (adult comforters and accessories), Throws and Decorative Home Accessories (primarily jacquard-woven throws in cotton, acrylic, rayon or chenille), and Juvenile Products (primarily Pillow Buddies). The Infant Products segment consists of infant bedding, bibs, and infant soft goods. Sales are generally made directly to retailers, primarily department and specialty stores, mass merchants, large chain stores and gift stores.

     These products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers' private labels in three product groups: bedroom products, throws and decorative home accessories, and infant and juvenile products.

     During the fiscal year ended March 29, 1998, the Company completed four acquisitions. Three of the acquired entities, Hamco, Inc., Noel Joanna, Inc. and Pinky Baby Products, are engaged in the design, manufacture, marketing and distribution of Infant Products. The fourth acquisition, Burgundy Interamericana, S.A. de C.V., operated in Mexico as a contract manufacturer of consumer textile products. The Company utilizes all of Burgundy's productive capacity in the manufacture of its own infant and other products, moving production from independent domestic and foreign manufacturers into Burgundy.

PRODUCTS

     The Company's products fall into three groups: bedroom products, throws and decorative home accessories, and infant and juvenile products.

     The Company's bedroom products include comforters, comforter sets, sheets, pillowcases, sheet sets, pillow shams, bed skirts, duvets, daybed sets, window treatments, decorative pillows, coverlets and jacquard-woven bedspreads. These products are made from a variety of natural and man-made fibers.

     The Company offers its bedroom products in a wide variety of styles and patterns, from comforters to woven bedspreads and from solid colors to designer prints. The Company believes the trend toward coordination of the bedroom will remain strong and expects to continue its emphasis on comforters and duvets with coordinated sheets and accessories. During the fiscal year ended March 28, 1999, the Company began manufacturing and selling bedroom products under the Calvin Klein trademark under a license agreement with Calvin Klein, Inc.

     Throws are manufactured and imported in a variety of colors, designs and fabrics, including cotton, acrylic, cotton/acrylic blends, rayon, wool, fleece and chenille. Coordinated decorative home accessories include pillows, bell pulls and other items.

     Infant and juvenile products include crib bedding, diaper stackers, mobiles, bibs, receiving blankets, burp cloths, bathing accessories and other infant soft goods.

     During the fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997, bedroom products represented 40%, 40% and 45%, respectively, of consolidated net sales; throws and decorative home accessories represented 27%, 30% and 35%, respectively, of consolidated net sales; and infant and juvenile products represented 33%, 30% and 20%, respectively, of consolidated net sales.

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

     The Company's customers consist principally of department stores, chain stores, mass merchants, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and direct mail houses. During the fiscal years ended March 28, 1999, March 29, 1998, and March 30, 1997, sales to Wal-Mart Stores, Inc. accounted for 18%, 19% and 17% of net sales, respectively. In June 1998, Wal-Mart informed the Company that effective February 1, 1999, it would discontinue the Company's "Signature Series" line of bedding and accessories. Sales of all products in this line represented 9% of the Company's net sales in the fiscal year ended March 29, 1998. Because Wal-Mart continued to purchase these products from the Company during most of the fiscal year ended March 28, 1999, the full impact on net sales of this decision will not be felt until the fiscal year which begins March 29, 1999.

     The Company's primary showroom and sales office is located in New York City. Sales offices are also maintained in Chicago, Atlanta, Boston, Los Angeles, Dallas, Rogers, Arkansas, Troy, Michigan and Flint, Texas. An additional showroom is located in the Company's Atlanta corporate headquarters location.

     The Company sells substantially all of its products to retailers for resale to consumers. The Company generally introduces new products to the retail trade during the industry's April and October home textile markets. Substantial shipments of successful new designs generally occur at least six months after the product introduction as more conservative buyers follow the lead of market innovators. New product introductions for the gift trade are concentrated in January-March and June-August when Goodwin Weavers and Churchill Weavers participate in numerous local and regional gift shows. The Company's infant product subsidiaries generally introduce new products once each year during the annual Juvenile Products Manufacturers' Association trade show in October. Private label products manufactured by the Company are introduced throughout the year.

     The Company uses visually appealing and informative packaging, point-of-sale displays and advertising materials for retailers. Most of these are produced in the Company's own print shop, which offers design, typesetting and finishing services. The Company also regularly advertises its products in publications directed to the trade.

     The Company also markets primarily close-out and irregular products through its own retail stores located in Calhoun, Georgia, Roxboro, North Carolina, Blowing Rock, North Carolina, Berea, Kentucky, Rancho Santa Margarita, California and in several resort areas located primarily in the southeastern United States. In fiscal 1999, approximately 2% of the Company's sales were made through its outlet stores.

MANUFACTURING

     The Company has made significant investments in modernization and expansion to lower manufacturing costs, maximize design flexibility, improve quality and service, and increase productive capacity.

     The Company produces adult comforters and accessories at its owned facility in Roxboro, North Carolina. The Roxboro Plant utilizes an automated warehouse and distribution system which allows the Company to improve physical control over inventories, reduce order fulfillment lead times, and provide enhanced levels of service.

     The Company produces jacquard-woven bedspreads and throws at its weaving mills in Dalton, Georgia. These products are then finished, packed and shipped from the Calhoun, Georgia, facilities. The Company also utilizes a warehouse and distribution center in Chatsworth, Georgia.

     The Company's infant products are produced primarily by domestic and foreign contract manufacturers. These products are then warehoused and shipped from facilities in Compton, California, Rancho Santa Margarita, California and Prairieville, Louisiana.

RAW MATERIALS

     The principal raw materials used in the manufacture of adult and infant comforters, sheets and accessories are printed and solid color cotton and polycotton fabrics, and polyester fibers used as filling material. The principal raw materials used in the manufacture of jacquard-woven bedspreads, throws and other products are natural-color and pre-dyed 100% cotton yarns and acrylic yarns. The principal raw materials used in the production of infant bibs are knit-terry polycotton, woven polycotton and vinyl fabrics. Although the Company usually maintains supply relationships with only a limited number of suppliers, the Company believes these raw materials presently are available from several sources in quantities sufficient to meet the Company's requirements.

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

SEASONALITY, INVENTORY MANAGEMENT

     Historically, the Company has experienced a seasonal sales pattern, which in the last two years has become more pronounced. Sales are lowest in the first fiscal quarter and peak in the third fiscal quarter.

     The Company carries normal inventory levels to meet delivery requirements of customers. Customer returns of merchandise shipped are not material.

ORDER BACKLOG

     The Company's backlogs of unfilled customer orders believed by management to be firm were $57,964,000 and $60,236,000 at July 25, 1999 and July 26, 1998,
respectively. The majority of these unfilled orders are scheduled to be shipped within approximately eight weeks, and none are expected to be shipped beyond the completion of the current fiscal year ending April 2, 2000. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlogs are a meaningful indicator of future business.

TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company's products are marketed in part under well-known trademarks. The Company considers its trademarks to be of material importance to its business. Adult comforters and accessories primarily carry the trademark Crown Crafts(R). The majority of throws carry the trademarks Crown Crafts(R) or Goodwin Weavers(R). Infant products carry the trademarks Red Calliope(R), Little Bedding(R), NoJo(R), Hamco(R) and Pinky(R). Protection for these marks is obtained through domestic and foreign registrations. Also important to the Company is the trademark Royal Sateen(R), which was developed in a joint effort with Kitan Textile Industries Ltd. of Israel.

Kitan is the registered owner of the mark and the Company is the exclusive marketer of Royal Sateen products in North America.

     In addition, certain products are manufactured and sold pursuant to licensing agreements that include, among others: Calvin Klein(R), Disney(R), Tracy Porter(R), Colonial Williamsburg(R), Warner Bros.(R), and Thomas Kinkade(R). The licensing agreements for the Company's designer brands generally are for a term of 2 to 6 years, and may or may not be subject to renewal or extension. Sales of product under the Company's license with The Walt Disney Company accounted for 16% of the Company's total sales volume during fiscal 1999. Although revenue has not been material, the Company has licensed and has sold fabric for certain of its more successful designs to manufacturers of other products such as bath accessories, table linens, wallpaper borders and rugs. The Company believes that its licensing activities, both as a licensee and licensor, will continue to increase in importance as the Company grows.

     Many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.

     During the fiscal year ended March 28, 1999, the Company entered into licensing agreements with Calvin Klein, Inc. and Disney Enterprises, Inc. The Calvin Klein license grants the Company the right to produce and sell bedroom products under the Calvin Klein brand. The Disney license expands the Company's right to produce and sell products featuring Disney characters.

     The Company's commitment for minimum guaranteed royalty payments under all license agreements is $13,500,000, $15,500,000, $5,300,000, $5,400,000 and
$5,400,000 for fiscal 2000, 2001, 2002, 2003, and 2004, respectively. The
Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company's total royalty expense, net of royalty income, was $13,448,000, $8,687,000, and $7,336,000 for fiscal 1999, 1998 and 1997, respectively.

COMPETITION

     The textile industry, including the market for home furnishings products, is highly competitive. The Company competes with a variety of manufacturers, many of which are vertically integrated textile companies with substantially greater resources than the Company, and many of which are of similar size to the Company. Competitors may have customer relationships that may be superior to those of the Company and may have substantially greater resources. The Company believes that it is the sixth largest domestic manufacturer of bed coverings, including comforters, comforter sets and jacquard-woven bedspreads, with a total market share of less than 10%. The Company also believes that it is the largest domestic manufacturer of throws controlling approximately one-third of this market, and it is the largest producer of infant bed coverings and bibs, controlling approximately one-fourth of these markets.

     The Company competes on the basis of quality, design, price, service and packaging. Except for acrylic throws, luxury linens and matelasse coverlets and bedspreads, the Company's products have not experienced significant competition from imports. The Company believes that its ability to implement future price increases for its products may be limited by current or future overcapacity in the domestic textile industry.

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

EMPLOYEES

     At June 14, 1999, the Company had approximately 2,500 employees. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees to be good. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement.

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

     The following table summarizes certain information regarding the Company's principal properties.

                                                                         APPROXIMATE    OWNED/
LOCATION                 USE                                             SQUARE FEET    LEASED
--------                 ---                                             -----------   ---------
Atlanta, Georgia.......  Executive offices and showroom                     41,200     Leased(1)
Aguascalientes,
  Mexico...............  Offices, warehouse, and distribution center        82,000     Leased(2)
Berea, Kentucky........  Offices, manufacturing, warehouse, and             38,000     Owned
                         distribution facilities and retail store
Blowing Rock, North
  Carolina.............  Three buildings, housing administrative and        25,000     Owned
                         sales offices, and factory outlet store
Calhoun, Georgia.......  Two buildings, housing offices, manufacturing     274,000     Owned
                         facilities, sample department, print shop and
                         factory outlet store
Calhoun, Georgia.......  Warehouse and distribution center                 234,000     Owned
Calhoun, Georgia.......  Two warehouses                                    129,500     Leased(3)
Chatsworth, Georgia....  Manufacturing facility, warehouse and             115,000     Owned
                         distribution center
Compton, California....  Offices, warehouse and distribution center        157,400     Leased(4)
Compton, California....  Warehouse                                         100,000     Leased(5)
Dalton, Georgia........  Two buildings, housing manufacturing              150,000     Owned
                         facilities
Gonzales, Louisiana....  Warehouse                                          30,000     Leased(6)
Manchester, New
  Hampshire............  Offices, warehouse, and distribution center        18,900     Leased(7)
New York, New York.....  Sales and design offices and showroom              41,600     Leased(8)
Prairieville,
  Louisiana............  Offices, warehouse, and distribution center        23,175     Leased(9)
Rancho Santa Margarita,
  California...........  Offices, warehouse, and distribution center        51,900     Leased(10)

                                                                         APPROXIMATE    OWNED/
LOCATION                 USE                                             SQUARE FEET    LEASED
--------                 ---                                             -----------   ---------
Roxboro, North
  Carolina.............  Seven buildings, housing manufacturing            448,720     Leased(11)
                         facilities, warehouses and distribution
Roxboro, North
  Carolina.............  Warehouse and outlet store                         36,500     Owned
Timberlake, North
  Carolina.............  Two buildings, housing manufacturing              420,000     Owned
                         facilities, warehouse and distribution
                         centers, and administrative offices

---------------

 (1) Leases expire June 29, 2002 and September 30, 2000.
 (2) Leases expire January 15, 2001 and February 1, 2001 (renewable for one two year period).
 (3) Leases expire as follows: (a) 49,500 square feet on December 3, 1999 and
     (b) 80,000 square feet on April 30, 2002.
 (4) Lease expires May 31, 2001 (renewable for one two-year period and one three-year period).
 (5) Lease expires May 31, 2004.
 (6) Lease expires October 31, 1999.
 (7) Leases expire December 31, 2001.
 (8) Lease expires April 30, 2007 (renewable for up to two additional five-year periods).
 (9) Leases expire March 30, 2000.
(10) Lease expires July 31, 2001.
(11) Leases expire as follows: (a) 76,500 square feet on February 28, 2005; (b) 50,000 square feet on September 30, 1998 (renewable for one five-year period); (c) a lease for 213,220 square feet expired on April 30, 1998 and is currently a month to month lease; and (d) two month to month leases of 109,000 square feet.

     The Company also leases space for its various sales offices, retail stores, and showrooms around the country.

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

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such legal proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 28, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company is authorized by its Articles of Incorporation to issue up to 50,000,000 shares of capital stock, all of which are designated Common Stock, par value $1.00 per share.

COMMON STOCK

     The Company's common stock (the "Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol "CRW". The following table presents quarterly information on the price range of the Company's Common Stock for the fiscal years ended March 28, 1999 and March 29, 1998. This information indicates the high and low sale prices as reported by the NYSE.

QUARTER                                                       HIGH      LOW
-------                                                       ----      ---
FISCAL 1999
First Quarter...............................................  $22 1/4   $13 7/16
Second Quarter..............................................   16 1/2     7 3/8
Third Quarter...............................................    8         5 1/2
Fourth Quarter..............................................    7 1/2     5 1/8
FISCAL 1998
First Quarter...............................................  $12 1/8   $10 1/4
Second Quarter..............................................   14 15/16  10 3/16
Third Quarter...............................................   17 5/16   13 3/4
Fourth Quarter..............................................   22 1/16   14 7/16

     As of July 29, 1999 there were issued and outstanding 8,608,843 shares of the Company's Common Stock held by approximately 1875 beneficial holders. The estimated number of beneficial holders does not reflect the approximately 2,000 individual employee accounts in the Company's Employee Stock Ownership Plan. At July 29, 1999, the Company's Common Stock closed at $4.50.

     In fiscal 1999, the Company continued its policy, begun in February 1989, of paying dividends on a quarterly basis. The Company paid a dividend of $0.03 per share on its Common Stock on June 23, 1998, September 24, 1998, December 22, 1998 and March 23, 1999, respectively. Dividends paid by the Company on its Common Stock in the future will depend upon the earnings and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended March 28, 1999 are derived from the Company's financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report.

                                                                     Year Ended
                                              --------------------------------------------------------
                                              March 28,   March 29,   March 30,   March 31,   April 2,
                                                1999        1998        1997        1996        1995
                                              ---------   ---------   ---------   ---------   --------
                                                    ($ in thousands, except per share amounts.)
FOR THE YEAR
Net sales...................................  $362,071    $319,238    $256,385    $219,002    $210,963
Gross profit................................    51,259      71,089      51,737      42,452      46,731
(Loss) earnings from operations.............    (5,221)     18,993      11,641      10,625      18,878
Net (loss) earnings.........................   (11,772)      7,806       3,631       3,947      11,050
Basic (loss) earnings per share.............     (1.37)       0.97        0.46        0.49        1.31
Diluted (loss) earnings per share...........     (1.37)       0.92        0.45        0.48        1.29
Cash dividends per share....................      0.12        0.12        0.12        0.12        0.12
AT YEAR END
Total assets................................  $264,851    $241,666    $189,556    $185,698    $134,031
Long-term debt..............................    72,857      50,100      71,200      69,300       5,000
Shareholders' equity........................    86,779      97,323      85,695      83,017      87,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND DISPOSITIONS

     During the fiscal year ended March 28, 1999, the Company acquired inventory and certain other assets associated with the Calvin Klein Home business from DHA Home, Inc., the former Calvin Klein Home licensee, and began integrating this business into its Roxboro, North Carolina facilities. In the fourth quarter of the fiscal year ended March 28, 1999, the Company sold its wholly-owned subsidiary, Textile, Inc., located in Ronda, North Carolina. Textile, Inc. manufactured woven throws and decorative home products. The effect of these transactions on fiscal 1999 operating results is discussed below in the section "Results of Operations: Fiscal 1999 Compared to Fiscal 1998."

     During the fiscal year ended March 29, 1998, the Company acquired four companies, Hamco, Inc., Pinky Baby Products, Noel Joanna, Inc. and Burgundy Interamericana, S.A. de C.V. Hamco and Pinky design, manufacture, market and distribute bibs and other infant soft goods. Noel Joanna designs, markets and distributes infant bedding and accessories. Burgundy, located in Aguascalientes, Mexico, was a contract manufacturer of consumer textile products. Post-acquisition, Burgundy's production capacity has been utilized exclusively for the manufacture of the Company's products. The effect of these acquisitions on fiscal 1998 operating results is discussed below in the section "Results of
Operations: Fiscal 1998 Compared to Fiscal 1997."

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

Reduction in net sales......................................  $  407,000
Increase in cost of products sold...........................     894,000
Increase in marketing and administrative expenses...........     213,000
Increase in other expenses -- net...........................      74,000
                                                              ----------
Reduction in earnings before income taxes...................   1,588,000
Reduction in provisions for income taxes....................     325,000
                                                              ----------
Reduction in net earnings...................................  $1,263,000
                                                              ==========

     Hans Benjamin was liquidated on March 27, 1997. Benn Corporation was sold during the fourth quarter of fiscal 1998, resulting in a reduction of costs and expenses of $335,000, net of related taxes.

ERP SOFTWARE

     From October through December 1997, the Company conducted an assessment of its computer applications and systems in order to determine whether existing systems were sufficient to meet the Company's future business information needs. As a result, the Company decided to install new Enterprise Resource Planning
(ERP) software programs. The ERP programs are expected to replace substantially all of the Company's existing business applications software and to result in significant improvements in the functionality and efficiency of the Company's business processes. From January through March 1998, the Company developed a more detailed assessment of its current business processes and systems, identified potentially appropriate software packages, prepared requests for proposals, interviewed software vendors and evaluated alternatives. All costs and expenses associated with this process were expensed as incurred.

     During fiscal 1999, the Company, together with its consultants, completed the design of its ERP programs, selected certain vendors, began testing of the system and established plans for implementation. The implementation plans call for converting the home office, certain sales offices and the Company's Georgia operations to the new ERP system in July, 1999, to be followed by its North Carolina operations in December, 1999. The Company has not yet established plans nor begun design for converting its infant product companies to the ERP system. During the fiscal year ended March 28, 1999, the Company incurred capitalized expenditures totaling approximately $11 million pertaining to this project. In the fiscal year ending April 2, 2000, the Company expects increased operating expenses compared to fiscal year 1999 until the new ERP system is fully operational.

YEAR 2000 ISSUE

     In the latter portion of the 1990s, an issue affecting most companies has emerged regarding the ability of computer applications and systems to properly interpret dates later than December 31, 1999. This issue arises because, until recently, many computer applications were written using only the two right-most digits to define the applicable year. Accordingly, when the need arises to enter a date after December 31, 1999, it is unclear how any particular application will interpret the digits 00. The so-called "Year 2000 Problem" might cause programs that perform arithmetic operations, comparisons or date sorts to generate erroneous results when the program is required to process dates from both centuries, and this might result in incorrect data, system failure and other business disruptions, including, among other things, a temporary inability to procure materials, process transactions, send invoices and service customers.

     With assistance from consultants and vendors, the Company has undertaken a comprehensive review of the "Year 2000 compliance" of the Company's various computer systems. Because the Company has recently concluded a general upgrade of its computer infrastructure, and because the Company is in the process of implementing an ERP project affecting many significant business modules, many of the Company's computer systems have been designed and deployed with "Year 2000 compliance" as a specific requirement.

     The costs incurred by the Company in assessing "Year 2000 compliance" and performing remedial or conversion work indicated by such assessments have been expensed as incurred. The Company estimates that the total amount of such costs incurred through March 28, 1999 to be approximately $150,000. This amount includes the costs of the services of outside vendors and consultants specifically to address "Year 2000 compliance." This amount does not include any imputed amounts for the time and effort of the Company's own employees or for computer services, equipment and software purchased principally for reasons other than "Year 2000 compliance." For example, the systems installed as part of the Company's recent general computer infrastructure upgrade and the ERP systems being deployed later this year are certified by the vendors to be Year 2000 compliant, but the Company has not attempted to allocate some portion of the costs of those entire systems to "Year 2000 compliance." The Company does not believe that the total costs of "Year 2000 compliance" will materially adversely affect the Company's business operations, consolidated results of operations, liquidity or capital resources.

     The Company's business activities that rely on computer applications include principally the following: word processing, communications and network operations, accounting and finance, manufacturing, distribution and order entry. With the completion in 1998 of the Company's computer infrastructure upgrade, the Company's word processing, communications and network operations operate based on Microsoft products including Windows NT, Windows 95 and Microsoft Office, all of which are certified by the vendor to be Year 2000 compliant. The Company's principal accounting and finance software package is Infinium, which also is certified by the vendor to be Year 2000 compliant. The Company deployed in July 1999, ERP software applications supporting the Company's accounting, finance and order entry functions, and its Georgia manufacturing and distribution operations. SAP America, Inc. is the vendor of these software products and certifies that they are Year 2000 compliant. The Company's two main distribution facilities in Calhoun, Georgia, and Roxboro, North Carolina, have "warehouse management system" software packages, each of which has been certified by its vendor to be Year 2000 compliant. Order entry is one of the business functions that will be performed by the ERP software when it is deployed in 1999. Additionally, the Company has "electronic data interchange" ("EDI") links with several of its major customers, and each of these has been designed and deployed to be Year 2000 compliant.

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

     In addition, the Company has developed and is implementing a plan for reviewing the Year 2000 compliance of each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer systems. Where appropriate, the Company intends to request assurances from such third parties that they are addressing the Year 2000 issue and that the products and services procured or used by the Company will function properly or will be available without interruption in the Year 2000. Detailed questionnaires regarding Year 2000 readiness were submitted to such third parties during the summer of 1998, and the responses to these questionnaires have been evaluated. Nevertheless, it will be impossible to assess fully the potential consequences if service interruptions occur from suppliers or in infrastructure areas such as utilities, communications, transportation, banking and government.

     As a result, the Company also is developing a business continuity plan to minimize the impact of such external events. The Company's "Year 2000 compliance" efforts are ongoing and its overall plan, as well as its development of a business continuity plan, will continue to evolve as new information becomes available.

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

     At this time, the Company believes that the most likely worst-case scenario would result from disruptions experienced by third parties such as suppliers, utilities, and banking institutions. Such disruptions could have a material adverse effect on the Company's operations, liquidity and financial condition.

RESULTS OF OPERATIONS: FISCAL 1999 COMPARED TO FISCAL 1998

     Net sales for fiscal 1999 increased $42.8 million, or 13.4%, to $362.1 million. Net sales of bedroom products increased $17.5 million to $145.5 million, net sales of throws and decorative home accessories increased $4 million to $98.2 million, and net sales of infant and juvenile products increased $23.3 million to $117.6 million.

     The increase in sales of bedroom products was primarily attributable to increased sales of imported sheets and of Calvin Klein Home products. The increase in sales of throws and decorative home accessories was primarily attributable to increased sales of woven bedspreads and imported fleece throws.

     The increase in sales of infant and juvenile products was primarily attributable to increased sales of Pillow Buddies and to the full year operation of Noel Joanna, Inc. and Pinky Baby Products acquired during the prior fiscal year on August 18, 1997 and January 2, 1998, respectively.

     During the fiscal year ended March 28, 1999, and particularly during the fourth quarter, the Company experienced increasing levels of deductions from payments for products shipped to its customers, particularly large retailers. These deductions were claimed for promotional programs, product placements, shipping errors, and other penalties, some of which were undocumented. Compared to fiscal year 1998, these deductions increased by approximately 34% and had the effect of reducing both net sales and gross profits. Because of this experience, in the fourth quarter of the fiscal year ended March 28, 1999, the Company increased its reserves against its accounts receivable, further reducing results for the quarter and the fiscal year.

     In Fiscal 1999, cost of sales increased to 85.8% of net sales from 77.8% in fiscal 1998. There were four principal reasons for the increase in cost of sales as a percent of net sales. First was the reduction in net sales because of higher sales deductions, described above. Second, the Company experienced a decline in the utilization of its Roxboro, North Carolina facilities because of the phase-out of a bedding program manufactured for a major retailer, discussed in Item 1, and delays in the start-up of the Calvin Klein Home product line. Third, in the fourth quarter, the Company established pre-tax reserves of approximately $6.2 million against certain inventories classified as irregular or discontinued. Lastly, and also in the fourth quarter, as a result of a routine physical count, the Company discovered certain discrepancies in its inventory accounts, primarily at its Roxboro, North Carolina operations. This resulted in a pre-tax increase to cost of sales of approximately $2.6 million.

     Operating expenses increased by $4.4 million, or 8.4%, for fiscal 1999, primarily because of the full year effect of companies acquired during the prior fiscal year and because of higher marketing expenses associated with the Calvin Klein Home line of products. As a percent of net sales, however, operating expenses declined to 15.6% in fiscal 1999 from 16.3% in fiscal 1998.

     Interest expense increased by approximately $3.4 million in fiscal 1999 because of higher borrowings and higher effective interest rates. Other expense increased in fiscal year 1999 primarily because of a loss on the sale of Textile, Inc.

     In fiscal 1999, the effective tax rate declined to 30.8% from 37.6% in fiscal 1998. This decline resulted from losses incurred by the Company's Mexican subsidiary, Burgundy Interamericana, S.A. de C.V., not includable for United States tax purposes and a capital loss from the sale of Textile, Inc. without off-setting capital income.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended March 28, 1999, the Company's borrowings increased by $31.3 million. This increase primarily resulted from the $10.1 million purchase of inventory and other assets from DHA Home, Inc. described above, partially off-set by the sale of Textile, Inc., and from capital expenditures of approximately $21.1 million, most of which were for the ERP project and related information systems.

     Also contributing to the increase in borrowings during fiscal 1999 was the operating performance of the Company and the level of accounts receivable at fiscal year end. Accounts receivable were higher because of recoverable income taxes of approximately $4.4 million and because approximately 41% of fourth quarter sales occurred in the month of March.

     At March 28, 1999, the Company maintained uncommitted lines of credit totaling $40 million with two commercial banks at floating interest rates, against which a total of $31.1 million of borrowings at an interest rate of 8.25% and $2.7 million of letters of credit were outstanding. The Company also maintained unsecured committed revolving credit facilities totaling $30 million with two commercial banks at interest rates based on each bank's Base Rate plus 0.5%. At March 28, 1999, borrowings of $30 million were outstanding under these facilities a an interest rate of 8.25%. The Company pays facility fees on the unused portions of these committed credit lines. These credit facilities expired on March 31, 1999 and subsequently were extended by a renegotiation of their terms in August, 1999. Among other covenants, these revolving credit facilities contain a requirement that the Company maintain minimum levels of shareholders' equity. At March 28, 1999, the Company was not in compliance with the required level of shareholders' equity which could restrict the future payment of cash dividends. Other covenants of these revolving credit facilities require the Company to maintain certain financial ratios and place restriction on the amounts the Company may expend on acquisitions and purchases of treasury stock.

     In July 1998, the Company obtained an additional $25 million unsecured committed revolving credit facility from one of its commercial banks. The facility had an initial expiration date of August 25, 1998, but has been extended by a renegotiation of its terms in August, 1999. This credit facility carries an interest rate of the bank's Base Rate plus 0.5%. At March 28, 1999, the Company had borrowings of $25 million under this facility.

     The Company's 6.92% unsecured notes in the amount of $50,000,000 are placed with an insurance company and are due in annual installments of $7,142,857 from October 1999 through October 2005. The 6.92% notes and the unsecured revolving credit facilities contain similar restrictive covenants requiring the Company to maintain certain ratios of earnings to fixed charges and of total debt to total capitalization. In addition, the bank revolving credit facilities contain certain covenants requiring the Company to maintain minimum levels of shareholders' equity and certain ratios of total debt to cash flow. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock. At March 28, 1999, the Company was not in compliance with certain provisions of its unsecured revolving credit facilities and its 6.92% unsecured notes. Each lender has waived compliance with these provisions of its agreement for the quarter ended March 28, 1999

     On July 16, 1999, the Company reached agreement in principle with its two commercial banks and with the holders of its 6.92% unsecured notes to restructure certain provisions of its borrowing arrangements. Among other things, the agreement in principle extends the maturity of the $30 million revolving credit facilities to April 3, 2000, and of the additional revolving credit facility, in the reduced amount of $15 million, to March 31, 2000, and adjusts financial and other covenants based on the Company's projections. In exchange, the Company has agreed to grant security interests in substantially all of its assets and to adjust the interest rate on its bank facilities to either each bank's Base Rate plus 1% or the London Interbank Offered Rate (LIBOR) plus 2.75% and on the notes placed with an insurance company to 10.42%. The Company closed the facilities represented by the agreement in principle on August 11, 1999.

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

     The agreement in principle with its senior lenders, described above, provides for the Company to finance its seasonal working capital needs by taking advances against its factored receivables of up to $30 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1998, FASB issued Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS No. 133"). This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June, 1999, FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of SFAS No. 133 to June 15, 2000. The effect on the financial statements upon adoption of SFAS No. 133 has not been determined.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on debt, commodity prices and foreign exchange rates.

     The Company's exposure to interest rate risk relates to its floating rate debt, $86,150,000 of which was outstanding at March 28, 1999.

     The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. To manage this risk, from time to time the Company enters into commodity future contracts and forward purchase contracts. No such contracts were outstanding at March 28, 1999.

     The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended March 28, 1999, this subsidiary manufactured products for the Company with a value of approximately $7.2 million. The Company's investment in the subsidiary was approximately $4.1 million at March 28, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-17 herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has neither changed its independent accountants nor had any disagreements on accounting or financial disclosure with such accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the Company's directors is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 28, 1999 (the "Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference. The Information with respect to the Company's executive officers is set forth in the Proxy Statement under the caption "Executive Officers" and is incorporated herein by reference. The information with respect to Item 405 of Registration S-K is set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Registrant are filed with this report and included in Part II, Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of March 28, 1999 and March
  29, 1998..................................................  F-3
Consolidated Statements of Operations and Comprehensive Loss
  for the Three Fiscal Years in the Period Ended March 28,
  1999......................................................  F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the Three Fiscal Years in the Period Ended March 28,
  1999......................................................  F-5
Consolidated Statements of Cash Flows for the Three Fiscal
  Years in the Period Ended March 28, 1999..................  F-6
Notes to Consolidated Financial Statements..................  F-7

(A)2. FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule of Registrant is filed with this report:

Schedule VIII -- Valuation and Qualifying Accounts..........  Page 16

     All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

SCHEDULE VIII                                  VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                                COLUMN B     COLUMN C     COLUMN D      COLUMN E
--------                                               ----------   ----------   -----------   ----------
                                                                    ADDITIONS
                                                       BALANCE AT   CHARGED TO                 BALANCE AT
                                                       BEGINNING    COSTS AND                    END OF
                                                       OF PERIOD     EXPENSES    DEDUCTIONS*     PERIOD
                                                       ----------   ----------   -----------   ----------
                                                                         (IN THOUSANDS)
Accounts Receivable Valuation Accounts:
Year Ended March 30, 1997
  Reserve for doubtful accounts......................    $   79       $1,123       $  (18)       $1,220
  Reserve for customer deductions....................     1,954          328                      2,282
Year Ended March 29, 1998
  Reserve for doubtful accounts......................    $1,220       $  951       $1,472        $  699
  Reserve for customer deductions....................     2,282          426                      2,708
Year Ended March 28, 1999
  Reserve for doubtful accounts......................    $  699       $  740       $  710        $  729
  Reserve for customer deductions....................     2,708        1,762                      4,470

Inventory Valuation Accounts:
Year Ended March 30, 1997
  Reserve for discontinued and irregulars............    $  821       $1,577                     $2,398
Year Ended March 29, 1998
  Reserve for discontinued and irregulars............    $2,398       $  677                     $3,075
Year Ended March 28, 1999
  Reserve for discontinued and irregulars............    $3,075       $2,927                     $6,002

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

          2. Philip Bernstein Death Benefits Agreement dated March 30, 1992 (5) (Exhibit 10(b)(ii))

          3. Description of Crown Crafts, Inc. Executive Incentive Bonus Plan
     (5) (Exhibit 10(b)(iii))

          4. Crown Crafts, Inc. 1995 Stock Option Plan (1) (Exhibit 10(b)(iv))

          5. Form of Nonstatutory Stock Option Agreement (pursuant to 1995 Stock Option Plan) (1) (Exhibit 10(b)(v))

          6. Form of Nonstatutory Stock Option Agreement for Nonemployee Directors (pursuant to 1995 Stock Option Plan) (1) (Exhibit 10 (b)(vi)

(A)5. EXHIBITS

     Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

EXHIBIT
NUMBER                                DESCRIPTION OF EXHIBITS
-------                               -----------------------
    2(a)        --  Merger Agreement dated as of October 8, 1995 between and among Registrant and CC Acquisition Corp, and Neal Fohrman and Stanley Glickman and The Red Calliope and Associates,
                    Inc.(7)
    3(a)        --  Restated Articles of Incorporation of Registrant.(1)
    3(b)        --  Bylaws of Registrant.(1)
    4(a)        --  Instruments defining the rights of security holders are contained in the Restated Articles of Incorporation of
                    Registrant, and Article I of the Restated Bylaws of
                    Registrant.(1)
    4(b)        --  Form of Rights Agreement dated as of August 11, 1995 between the Registrant and Trust Company Bank, including Form of
                    Right Certificate And Summary of Rights to Purchase Common
                    Shares.(2)
   10(a)(i)     --  9.22% Note Agreement with The Prudential Insurance Company of America.(3)
   10(a)(ii)    --  Letter Agreement with The Prudential Insurance Company of
                    America dated July 23, 1991.(4)
   10(a)(iii)   --  Letter Agreement with The Prudential Insurance Company of
                    America dated April 9, 1992.(4)
   10(a)(iv)    --  Letter Agreement with The Prudential Insurance Company of
                    America dated May 21, 1993.(5)
   10(a)(v)     --  Letter Agreement with The Prudential Insurance Company of
                    America dated July 14, 1994.(8)
   10(a)(vi)    --  Letter Agreement with The Prudential Insurance Company of
                    America dated July 29, 1994.(8)
   10(a)(vii)   --  Letter Agreement with The Prudential Insurance Company of
                    America dated March 31, 1995.(8)
   10(a)(viii)  --  Letter Agreement with The Prudential Insurance Company of
                    America dated October 12, 1995.(1)
   10(b)(i)     --  Crown Crafts, Inc. Non-Qualified Stock Option Plan.(6)

EXHIBIT
NUMBER                                DESCRIPTION OF EXHIBITS
-------                               -----------------------
   10(b)(ii)    --  Philip Bernstein Death Benefits Agreement dated March 30,
                    1992.(5)
   10(b)(iii)   --  Description of Crown Crafts, Inc. Executive Incentive Bonus
                    Plan.(5)
   10(b)(iv)    --  Crown Crafts, Inc. 1995 Stock Option Plan.(1)
   10(b)(v)     --  Form of Nonstatutory Stock Option Agreement (pursuant to
                    1995 Stock Option Plan).(1)
   10(b)(vi)    --  Form of Nonstatutory Stock Option Agreement for Nonemployee
                    Directors (pursuant to 1995 Stock Option Plan).(1)
   10(c)(i)     --  Revolving Credit Agreement dated August 25, 1995 with
                    NationsBank, National Association (Carolinas).(1)
   10(c)(ii)    --  Amendment No. 1 to Revolving Credit Agreement dated May 1,
                    1996 with NationsBank, National Association (Carolinas).(9)
   10(c)(iii)   --  Amendment No. 2 to Revolving Credit Agreement dated June 28,
                    1996 with NationsBank, National Association (Carolinas).(10)
   10(c)(iv)    --  Letter Agreement with NationsBank, N.A. dated December 23,
                    1996.(10)
   10(c)(v)     --  Letter Agreement with NationsBank, N.A. dated January 23,
                    1997.(10)
   10(c)(vi)    --  Letter Agreement with NationsBank, N.A. dated May 22,
                    1997.(10)
   10(c)(vii)   --  Letter Agreement with NationsBank, N.A. dated November 6,
                    1997. (11)
   10(c)(viii)  --  Letter Agreement with NationsBank, N.A. dated January 14,
                    1998. (11)
   10(d)(i)     --  Revolving Credit Agreement dated August 25, 1995 with
                    Wachovia Bank of Georgia, N.A.(1)
   10(d)(ii)    --  Amendment No. 1 to Revolving Credit Agreement dated May 1,
                    1996 with Wachovia Bank of Georgia, N.A.(9)
   10(d)(iii)   --  Amendment No. 2 to Revolving Credit Agreement dated June 28,
                    1996 with Wachovia Bank of Georgia, N.A.(10)
   10(d)(iv)    --  Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                    December 24, 1996.(10)
   10(d)(v)     --  Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                    January 22, 1997.(10)
   10(d)(vi)    --  Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                    May 22, 1997.(10)
   10(d)(vii)   --  Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                    November 7, 1997. (11)
   10(d)(viii)  --  Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                    January 22, 1998. (11)
   10(e)(i)     --  Note Purchase and Private Shelf Facility dated October 12,
                    1995 with The Prudential Insurance Company of America.(1)
   10(e)(ii)    --  Letter Agreement dated April 4, 1996 with The Prudential
                    Insurance Company of America.(9)
   10(f)        --  Lease Agreement dated June 28, 1996 between 1185 Avenue of the Americas Associates as Lessor and Crown Crafts Home
                    Furnishings, Inc. as Lessee.(9)
   10(g)        --  License Agreement dated January 1, 1998 between Disney
                    Enterprises, Inc. as Licensor and Crown Crafts, Inc. as
                    Licensee.(11)

EXHIBIT
NUMBER                                DESCRIPTION OF EXHIBITS
-------                               -----------------------
   10(h)        --  License Agreement dated May 11, 1998 between Calvin Klein,
                    Inc. as Licensor, Crown Crafts Designer, Inc. (a
                    wholly-owned subsidiary of the Registrant), and Crown
                    Crafts, Inc. as Guarantor.(11)
   21           --  Subsidiaries of the Registrant
   23           --  Consent of Deloitte & Touche LLP
 27.1           --  Financial Data Schedule (for SEC use only)
There were no reports on Form 8-K during the quarter ended March 28,
  1999.

---------------

 (1) Incorporated herein by reference to exhibit of same number to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1995.
 (2) Incorporated herein by reference to exhibit of same number to Registrant's Report on Current Form 8-K dated August 22, 1995.
 (3) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.
 (4) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1992.
 (5) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1993.
 (6) Incorporated herein by reference to exhibit of same number to Registrant's Registration Statement on Form S-8, filed April 8, 1994. (Reg. No. 33-77558).
 (7) Incorporated herein by reference to exhibit of same number to Registrants Report on Current Form 8-K dated November 13, 1995.
 (8) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1995.
 (9) Incorporated herein by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(10) Incorporated herein by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1997.
(11) Incorporated herein by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROWN CRAFTS, INC.

August 12, 1999                           By:   /s/ MICHAEL H. BERNSTEIN
                                            ------------------------------------
                                                    Michael H. Bernstein
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

              /s/ MICHAEL H. BERNSTEIN                 President and Chief Executive    August 12, 1999
-----------------------------------------------------    Officer, Director
                Michael H. Bernstein

                /s/ PHILIP BERNSTEIN                   Chairman of the Board            August 12, 1999
-----------------------------------------------------
                  Philip Bernstein

               /s/ E. RANDALL CHESTNUT                 Director                         August 12, 1999
-----------------------------------------------------
                 E. Randall Chestnut

                /s/ ROGER D. CHITTUM                   Director                         August 12, 1999
-----------------------------------------------------
                  Roger D. Chittum

                 /s/ MARVIN A. DAVIS                   Director                         August 12, 1999
-----------------------------------------------------
                   Marvin A. Davis

                 /s/ JANE E. SHIVERS                   Director                         August 12, 1999
-----------------------------------------------------
                   Jane E. Shivers

                /s/ ALFRED M. SWIREN                   Director                         August 12, 1999
-----------------------------------------------------
                  Alfred M. Swiren

                 /s/ RICHARD N. TOUB                   Director                         August 12, 1999
-----------------------------------------------------
                   Richard N. Toub

                 /s/ DAVID S. FRASER                   Chief Accounting Officer         August 12, 1999
-----------------------------------------------------
                   David S. Fraser

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Audited Financial Statements:
  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheets as of March 28, 1999 and March
     29, 1998...............................................   F-3
  Consolidated Statements of Operations and Comprehensive
     (Loss) Income for the Three Fiscal Years in the Period
     Ended March 28, 1999...................................   F-4
  Consolidated Statements of Changes in Shareholders' Equity
     for the Three Fiscal Years in the Period Ended March
     28, 1999...............................................   F-5
  Consolidated Statements of Cash Flows for the Three Fiscal
     Years in the Period Ended March 28, 1999...............   F-6
  Notes to Consolidated Financial Statements................   F-7
     Note # 1 -- DESCRIPTION OF BUSINESS
     Note # 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Note # 3 -- ACQUISITIONS
     Note # 4 -- DISCONTINUANCE OF CERTAIN BUSINESSES
     Note # 5 -- INVENTORIES
     Note # 6 -- FINANCING ARRANGEMENTS
     Note # 7 -- INCOME TAXES
     Note # 8 -- RETIREMENT PLANS
     Note # 9 -- STOCK OPTIONS
     Note #10 -- EARNINGS PER SHARE
     Note #11 -- MAJOR CUSTOMERS
     Note #12 -- COMMITMENTS AND CONTINGENCIES
     Note #13 -- SEGMENT AND RELATED INFORMATION
Supplemental Financial Information:
  Selected Quarterly Financial Information (unaudited)......  F-15

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Crown Crafts, Inc.

     We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of March 28, 1999 and March 29, 1998, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 28, 1999. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 28, 1999 and March 29, 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 1999 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Atlanta, Georgia
June 4, 1999
(August 11, 1999 as to the last paragraph of Note 6)

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       MARCH 28, 1999 AND MARCH 29, 1998

                                                                 1999          1998
                                                              ----------    ----------
                                                                 (dollar amounts in
                                                              thousands, except share
                                                              and par value per share)
                                        ASSETS
CURRENT ASSETS:
Cash........................................................   $    744      $    809
Accounts receivable (less allowances of $5,199 in 1999 and
  $3,407 in 1998):
  Due from factor...........................................     48,042        32,234
  Other.....................................................      7,355        16,192
Inventories.................................................     87,287        82,432
Deferred income taxes.......................................        776         1,943
Income tax recoverable......................................      4,422
Other current assets........................................      7,258         4,938
                                                               --------      --------
         Total current assets...............................    155,884       138,548
                                                               --------      --------
PROPERTY, PLANT AND EQUIPMENT -- at cost:
Land, buildings and improvements............................     45,190        45,496
Machinery and equipment.....................................     92,689        76,053
Furniture and fixtures......................................      2,100         1,774
                                                               --------      --------
                                                                139,979       123,323
Less accumulated depreciation...............................     60,858        51,361
                                                               --------      --------
         Property, plant and equipment -- net...............     79,121        71,962
                                                               --------      --------
OTHER ASSETS:
Goodwill....................................................     25,558        28,747
Other.......................................................      4,288         2,409
                                                               --------      --------
         Total Other Assets.................................     29,846        31,156
                                                               --------      --------
         Total Assets.......................................   $264,851      $241,666
                                                               ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable...............................................   $ 56,150      $ 24,850
Accounts payable............................................     25,339        20,831
Income taxes payable........................................          8            86
Accrued wages and benefits..................................      5,017         5,091
Accrued royalties...........................................        833         1,758
Other accrued liabilities...................................      5,104         2,930
Current maturities of long-term debt........................      7,243        30,100
                                                               --------      --------
         Total current liabilities..........................     99,694        85,646
                                                               --------      --------
NON-CURRENT LIABILITIES:
Long-term debt..............................................     72,857        50,100
Deferred income taxes.......................................      4,776         7,852
Other.......................................................        745           745
                                                               --------      --------
         Total non-current liabilities......................     78,378        58,697
                                                               --------      --------
COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
Common stock -- par value $1.00 per share 50,000,000 shares
  authorized................................................      9,983         9,654
Additional paid-in capital..................................     46,096        41,804
Retained earnings...........................................     51,032        63,838
Cumulative currency translation adjustment..................        (23)           (4)
Common stock held in treasury -- at cost....................    (20,309)      (17,969)
                                                               --------      --------
         Total shareholders' equity.........................     86,779        97,323
                                                               --------      --------
         Total Liabilities and Shareholders' Equity.........   $264,851      $241,666
                                                               ========      ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
      FISCAL YEARS ENDED MARCH 28, 1999, MARCH 29, 1998 AND MARCH 30, 1997

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                               (in thousands, except (loss)
                                                                   earnings per share)
Net sales...................................................  $362,071   $319,238   $256,385
Cost of products sold.......................................   310,812    248,149    204,648
                                                              --------   --------   --------
Gross profit................................................    51,259     71,089     51,737
Marketing and administrative expenses.......................    56,480     52,096     40,096
                                                              --------   --------   --------
(Loss) earnings from operations.............................    (5,221)    18,993     11,641
Other income (expense):
  Interest expense..........................................    (9,945)    (6,562)    (4,887)
  Other - net...............................................    (1,836)        84        151
                                                              --------   --------   --------
(Loss) earnings before income taxes.........................   (17,002)    12,515      6,905
Income tax (benefit) expense................................    (5,230)     4,709      3,274
                                                              --------   --------   --------
Net (loss) earnings.........................................   (11,772)     7,806      3,631
                                                              --------   --------   --------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...................       (19)        (4)        --
                                                              --------   --------   --------
Comprehensive (loss) income.................................  $(11,791)  $  7,802   $  3,631
                                                              --------   --------   --------
Basic (loss) earnings per share.............................  $  (1.37)  $   0.97   $   0.46
                                                              --------   --------   --------
Diluted (loss) earnings per share...........................  $  (1.37)  $   0.92   $   0.45
                                                              --------   --------   --------
Average shares outstanding -- basic.........................     8,593      8,065      7,944
                                                              --------   --------   --------
Average shares outstanding assuming dilution................     8,593      8,495      8,018
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FISCAL YEARS ENDED MARCH 28, 1999, MARCH 29, 1998 AND MARCH 30, 1997

                                                                      CUMULATIVE       TREASURY STOCK
                                              ADDITIONAL               CURRENCY     --------------------
                                     COMMON    PAID-IN     RETAINED   TRANSLATION     NUMBER
                                     STOCK     CAPITAL     EARNINGS   ADJUSTMENT    OF SHARES     COST
                                     ------   ----------   --------   -----------   ----------   -------
                                      (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCES -- MARCH 31, 1996.........  $9,051    $34,438     $ 54,327      $ --        1,106,435   $14,799
                                     ------    -------     --------      ----       ----------   -------
Net earnings.......................                           3,631
Cash dividends ($0.12 per share)...                            (953)
                                     ------    -------     --------      ----       ----------   -------
BALANCES -- MARCH 30, 1997.........   9,051     34,438       57,005        --        1,106,435    14,799
                                     ------    -------     --------      ----       ----------   -------
Net earnings.......................                           7,806
Cash dividends ($0.12 per share)...                            (973)
Exercises of stock options.........     536      4,612
Treasury stock acquired in
  conjunction with exercises of
  stock options....................                                                    154,504     3,170
Tax benefits realized from
  exercises of stock options.......              1,821
Stock issued in connection with an
  acquisition......................      67        933
Currency translation adjustment....                                        (4)
                                     ------    -------     --------      ----       ----------   -------
BALANCES -- MARCH 29, 1998.........   9,654     41,804       63,838        (4)       1,260,939    17,969
                                     ------    -------     --------      ----       ----------   -------
Net loss...........................                         (11,772)
Cash dividends ($0.12 per share)...                          (1,034)
Exercises of stock options.........     329      3,025
Treasury stock acquired in
  conjunction with exercises of
  stock options....................                                                    113,523     2,340
Tax benefits realized from
  exercises of stock options.......              1,267
Currency translation adjustment....                                       (19)
                                     ------    -------     --------      ----       ----------   -------
BALANCES -- MARCH 28, 1999.........  $9,983    $46,096     $ 51,032      $(23)       1,374,462   $20,309
                                     ======    =======     ========      ====       ==========   =======

Number of shares of common stock issued: 9,983,305 at March 28, 1999, and 9,654,043 at March 29, 1998.

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FISCAL YEARS ENDED MARCH 28, 1999, MARCH 29, 1998 AND MARCH 30, 1997

                                                                1999        1998       1997
                                                              ---------   ---------   -------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) earnings.........................................  $ (11,772)  $   7,806   $ 3,631
Adjustments to reconcile net (loss) earnings to net cash
  provided by (used for) operating activities:
  Depreciation and amortization of property, plant and
     equipment..............................................     11,421      10,193     9,798
  Amortization of goodwill..................................      1,229         998       618
  Deferred income tax provisions............................     (1,352)        629        59
  Loss on sale of property, plant and equipment.............        271          51        11
  Loss on sale of Textile, Inc..............................      1,805
  Changes in assets and liabilities, net of effects of
     acquisitions of businesses:
     Accounts receivable....................................     (6,970)     (5,230)    2,617
     Inventories............................................      2,720     (18,471)   (9,476)
     Income taxes recoverable...............................     (4,422)
     Other current assets...................................     (2,328)     (1,067)      167
     Other assets...........................................      1,084        (454)     (321)
     Accounts payable.......................................      3,765       4,750       669
     Income taxes payable...................................        (95)     (1,662)    1,290
     Accrued liabilities....................................        915        (664)    2,169
     Other liabilities......................................                   (281)       45
                                                              ---------   ---------   -------
Net cash (used for) provided by operating activities........     (3,729)     (3,402)   11,277
                                                              ---------   ---------   -------
INVESTING ACTIVITIES:
Capital expenditures........................................    (21,052)     (8,300)   (5,702)
Acquisitions, net of cash acquired..........................    (10,072)    (19,611)     (459)
Proceeds from sale of property, plant and equipment.........        351         200       372
Net proceeds from the sale of Textile, Inc..................      2,280
Other.......................................................       (272)
                                                              ---------   ---------   -------
Net cash used for investing activities......................    (28,765)    (27,711)   (5,789)
                                                              ---------   ---------   -------
FINANCING ACTIVITIES:
Payment of long-term debt...................................       (100)       (775)   (5,100)
Increase in bank revolving credit...........................          0       9,000     2,000
Increase (decrease) in notes payable........................     31,300      20,273    (1,350)
Stock options exercised.....................................      2,281       3,795
Cash dividends..............................................     (1,033)       (973)     (953)
Other.......................................................        (19)
                                                              ---------   ---------   -------
Net cash provided by (used for) financing activities........     32,429      31,320    (5,403)
                                                              ---------   ---------   -------
NET INCREASE (DECREASE) IN CASH.............................        (65)        207        85
Cash at Beginning of Year...................................        809         602       517
                                                              ---------   ---------   -------
CASH AT END OF YEAR.........................................  $     744   $     809   $   602
                                                              =========   =========   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid...........................................  $     190   $   5,368   $ 2,534
                                                              =========   =========   =======
Interest paid...............................................  $   9,675   $   6,452   $ 4,773
                                                              =========   =========   =======

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FISCAL YEARS ENDED MARCH 28, 1999, MARCH 29, 1998 AND MARCH 30, 1997

1. DESCRIPTION OF BUSINESS

     Crown Crafts, Inc. and its subsidiaries (collectively, the "Company") operate in two principal business segments within the textile industry, including adult home furnishing and juvenile products, and infant products. Adult home furnishing and juvenile products consists of bedroom products (adult comforters and accessories), throws and decorative home accessories (primarily jacquard-woven throws in cotton, acrylic, rayon or chenille), and juvenile products (primarily Pillow Buddies). The infant products segment consists of infant bedding, bibs, and infant soft goods. Sales are generally made directly to retailers, primarily department and specialty stores, mass merchants, large chain stores and gift stores.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, is amortized using the straight-line method over periods of up to 30 years. The Company reviews the carrying value of goodwill and other long-lived assets if the facts and circumstances suggest that their recoverability may have been impaired. The Company believes that no material impairment of goodwill or other long-lived assets exists at March 28, 1999.

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

     Segments and Related Information: In 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires certain information to be reported about operating segments on a basis consistent with the Company's internal organizational structure. Management's analysis concluded that the Company operates in two operating segments, adult home furnishings and juvenile products, and infant products. Required disclosures have been made in Note 13. This statement expands and modifies disclosures and, accordingly, had no impact on the Company's reported financial position, results of operations, or cash flows.

3. ACQUISITIONS

     In May 1998, the Company entered into a license agreement with Calvin Klein, Inc. which gives the Company the right to manufacture and distribute Calvin Klein Home bed, bath and table top collections. In August 1998, the Company purchased inventory and certain other assets from the previous licensee and in December 1998, purchased additional inventory and assets. The total consideration for these transactions, including transaction costs, was $10.1 million. The inventory and other assets acquired were accounted for at cost.

     During 1998, the Company acquired four businesses: Hamco, Inc. ("Hamco") on March 31, 1997; Noel Joanna, Inc. ("NoJo") on August 18, 1997; Pinky Baby Products ("Pinky") on January 2, 1998; and Burgundy Interamericana, S.A. de C.V. ("Burgundy") on January 30, 1998. NoJo designs and markets infant bedding and accessories. Hamco and Pinky manufacture infant soft goods such as bibs, hooded towels and burp cloths. Burgundy was a Mexican contract manufacturer of consumer textile products. The total consideration for these four acquisitions, including transaction costs, was $20.6 million, of which $19.6 million was paid in cash with the balance paid through the issuance of approximately 67,000 shares of the Company's common stock.

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
                            =======

     The consolidated statement of earnings for 1998 includes the revenues, expenses and operating results for each of these four companies commencing with its respective acquisition date. The following unaudited pro forma information presents the Company's consolidated results of operations as though the acquisitions of Hamco, Pinky and NoJo had occurred on the first day of fiscal 1998 and of fiscal 1997. Had the acquisition of Burgundy occurred on the first day of fiscal 1997, the pro-forma information would not differ materially from the amounts presented. These pro forma results do not purport to be indicative of the results which would have been achieved had the acquisitions been made on that date, or of future results of operations.

                               1998       1997
                             --------   --------
                               (IN THOUSANDS)
Net sales..................  $331,805   $287,681
Net earnings...............     7,436      3,417
Basic earnings per share...      0.92       0.43
Diluted earnings per
  share....................      0.88       0.43

     During fiscal 1997, the Company acquired Woven Classic Throws, Inc., a small manufacturer of specialty woven throws, for a cash purchase price of $0.2 million, including transaction costs. The acquisition was accounted for as a purchase and did not have a material effect on the Company's 1997 operating results.

4. DISCONTINUANCE OF CERTAIN BUSINESSES

     In March 1999, the Company completed the sale of Textile, Inc. a weaving facility located in Ronda, North Carolina. The sale, which generated

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

$2.3 million in cash, resulted in a $1.8 million pre-tax loss relating to the write-off of goodwill.

     In fiscal 1997, the Company recorded costs and expenses of $1,263,000, net of related income tax benefits, as a result of plans adopted to liquidate Hans Benjamin Furniture, Inc. ("Hans Benjamin"), a 51-percent-owned subsidiary, and to divest itself of Benn Corporation, a wholly-owned manufacturer of textile machinery.

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

5. INVENTORIES

     Major classes of inventory were as follows:

                        1999      1998
                       -------   -------
                        (IN THOUSANDS)
Raw materials and
  supplies...........  $34,300   $34,013
Work in process......    4,738     3,441
Finished goods.......   48,249    44,978
                       -------   -------
                       $87,287   $82,432
                       =======   =======

     During fiscal 1999 and 1998, the Company established pre-tax reserves of approximately $6.0 and $3.0 million, respectively, against certain inventories classified as irregular or discontinued.

6. FINANCING ARRANGEMENTS

     Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit lines. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of earnings, were $2,470,000, $1,944,000, and $1,777,000, respectively, in 1999, 1998 and 1997.

     Notes Payable and Other Credit Facilities: At March 28, 1999, the Company had available uncommitted lines of credit totaling $40,000,000 with two banks at floating rates of interest. No fees or compensating balances are required under these arrangements, and the lines are cancelable at the banks' discretion. Annual average borrowings and weighted average interest rates under these arrangements were $27,040,000 at 7.60% in 1999 and $16,502,000 at 6.3% in 1998.
Borrowings of $31,150,000 were outstanding under these arrangements at March 28, 1999 at an average interest rate of 8.25%. In addition, the Company had outstanding letters of credit, primarily for purchases of inventory, aggregating $2.7 million which reduced the available credit under these arrangements.

     At March 28, 1999, the Company had an additional $25 million unsecured revolving credit facility from one of its banks, of which the full amount was outstanding at an interest rate of 8.25%. The facility had an expiration date of June 30, 1999 but was extended by a renegotiation of its terms in August 1999.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     At March 28, 1999 and March 29, 1998, other credit facilities consisted of:

                              1999      1998
                             -------   -------
                              (IN THOUSANDS)
6.92% unsecured notes due
  in annual installments of
  $7,143 from October 1999
  through October 2005.....  $50,000   $50,000
Floating rate unsecured
  revolving credit
  facilities...............   30,000    30,000
Other......................      100       200
                             -------   -------
                              80,100    80,200
Less current maturities....    7,243    30,100
                             -------   -------
                             $72,857   $50,100
                             =======   =======

     The Company's 6.92% unsecured notes in the amount of $50,000,000 are placed with an insurance company and are due in annual installments of $7,142,857 from October 1999 through October 2005. These notes contain restrictive covenants requiring the Company to maintain certain ratios of earnings to fixed charges and of total debt to total capitalization.

     The Company maintains unsecured committed revolving credit facilities totaling $30 million with two commercial banks at interest rates based on each bank's Base Rate plus 0.5%. At March 28, 1999, and March 29, 1998, borrowings of $30 million were outstanding under these facilities at weighted average interest rates of 8.25% and 6.1%, respectively. The Company pays facility fees at the rate of 0.15% per annum on the unused portions of these committed credit lines. These credit facilities expired on March 31, 1999 and subsequently were extended by a renegotiation of their terms in August 1999. Among other covenants, these revolving credit facilities contain a requirement that the Company maintain minimum levels of shareholders' equity. At March 28, 1999, the Company was not in compliance with the required level of shareholders' equity which could restrict the future payment of cash dividends. Other covenants of these revolving credit facilities require the Company to maintain certain financial ratios and place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock.

     At March 28, 1999, the Company was not in compliance with certain provisions of its unsecured revolving credit facilities and its 6.92% unsecured notes. Each lender has waived compliance with these provisions for the quarter ended March 28, 1999.

     The fair value at March 28, 1999 of the Company's obligations approximates their carrying value.

     On July 16, 1999, the Company reached agreements in principle with its two commercial banks and with the holders if its 6.92% unsecured notes to restructure certain provision of its borrowing arrangements. The agreements extend the maturity of the $30 million revolving credit facilities to April 3, 2000 and reduces the additional revolving credit facility to $15 million and extends its maturity to March 31, 2000. In addition, the agreements amend financial and other covenants based on the Company's projections. The agreements require the Company to grant security interests in substantially all of its assets and to adjust the interest rate on its commercial bank facilities to each bank's Base Rate plus 1% or the London Interbank Offered Rate (LIBOR) plus 2.75% and to adjust the interest rate on its 6.92% notes to 10.42%. The agreements provide for the Company to finance its seasonal working capital need by taking advances against its factored receivables of up to $30 million. The Company closed the facilities represented by the agreement in principle on August 11, 1999

7. INCOME TAXES

     The provisions for income taxes are summarized as follows:

                            1999      1998     1997
                           -------   ------   ------
                                (IN THOUSANDS)
Current:
  Federal................  $(2,866)  $3,870   $2,887
  State and local........     (455)     210      328
                           -------   ------   ------
         Total current...   (3,321)   4,080    3,215
                           -------   ------   ------
Deferred:
  Federal................   (1,379)     404     (223)
  State and local........     (530)     225      282
                           -------   ------   ------
         Total
           deferred......   (1,909)     629       59
                           -------   ------   ------
                           $(5,230)  $4,709   $3,274
                           =======   ======   ======

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

                                     1999     1998
                                    ------   ------
                                    (IN THOUSANDS)
Gross deferred income tax
  liabilities:
  Property, plant and equipment...  $5,692   $7,318
  DISC earnings deferral..........     872      763
  Other...........................   1,707      922
                                    ------   ------
         Total gross deferred
           income tax
           liabilities............   8,271    9,003
                                    ------   ------
Gross deferred income tax assets:
  Employee benefit accruals.......   1,952    1,721
  Accounts receivable reserves....   1,517      917
  Other...........................   2,304      456
                                    ------   ------
         Total gross deferred
           income tax assets......   5,773    3,094
                                    ------   ------
Deferred tax asset valuation
  allowance.......................   1,502
                                    ------   ------
Net deferred income tax
  liability.......................  $4,000   $5,909
                                    ======   ======

     A reconciliation between the provisions for income taxes computed by applying the applicable maximum federal statutory rates to earnings before income taxes and the provisions for income taxes is as follows:

                            1999      1998     1997
                           -------   ------   ------
                                (IN THOUSANDS)
Income taxes at federal
  statutory rates........  $(5,473)  $4,380   $2,417
Non-deductible
  amortization of
  goodwill...............      343      278      210
Operating losses of 51-
  percent-owned
  subsidiary not
  deductible in
  consolidated federal
  income tax return......                        430
State income taxes net of
  federal income tax
  benefit................     (650)     283      403
Other....................      550     (232)    (186)
                           -------   ------   ------
Provisions for income
  taxes..................  $(5,230)  $4,709   $3,274
                           =======   ======   ======

8. RETIREMENT PLANS

     The Company maintains an Employee Stock Ownership Plan, which provides for annual contributions by the Company at the discretion of the Board of Directors for the benefit of eligible employees. Contributions can be made either in cash or in shares of the Company's common stock. Participation in the Plan is open to all Company employees who are at least twenty-one years of age and who have been employed by the Company for at least one year. The Company recognized expense of $480,000, $520,000 and $450,000, respectively, for its cash contributions to the Plan in 1999, 1998 and 1997.

     Effective January 1, 1996, the Company established an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Under the Plan, employees generally may elect to exclude up to 15% of their compensation from amounts subject to income tax as a salary deferral contribution. The Board of Directors determines each calendar year the portion, if any, of employee contributions that will be matched by the Company. For calendar 1997, the Company made a matching contribution to each employee in an amount equal to the first 2% of such contributions. Beginning in calendar 1998, the Company has made or will make a matching contribution to each employee in an amount equal to 100% of the first 2% and 50% of the next 1% contributed by the employee. The Company's matching contributions to the Plan were approximately $855,000, $577,000 and $550,000, respectively, for 1999, 1998 and
1997.

9. STOCK OPTIONS

     The Company's 1976 and 1995 Stock Option Plans provide for the grant of non-qualified stock options to officers and key employees at prices no less than the price of the stock on the date of each grant. In addition, the 1995 Stock Option Plan provides for the grant of incentive stock options to employees and a fixed annual grant of 2,000 non-qualified stock options to each non-employee director on the day after each year's annual meeting of shareholders. Through March 28, 1999, non-qualified options covering a total of 28,000 shares have been issued to non-employee directors and no incentive options have been issued. One-third of the non-qualified options become exercisable on each of the first three anniversaries of their issuance. The non-qualified options expire on the fifth anniversary of their issuance.

     A total of 5,225,000 shares of common stock has been authorized for issuance under the Plans. At March 28, 1999, 192,050 options were reserved for future issuance. The options outstanding at March 28, 1999 expire through December 14, 2003, have a weighted average remaining contractual life of 3.1 years, and include 578,701 options exercisable at March 28, 1999 with a weighted average exercise price of $10.14.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     The following table summarizes stock option activity during each of the most recent three fiscal years:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                           NUMBER     EXERCISE PRICE   EXERCISE
                                                         OF SHARES      PER SHARE       PRICE
                                                         ----------   --------------   --------
Options outstanding, March 31, 1996....................   1,744,142   $9.50 -- 20.63    $13.97
Options granted........................................   2,224,686    7.88 -- 11.75      9.61
Options canceled.......................................  (1,890,076)   7.88 -- 20.63     13.64
                                                         ----------   --------------    ------
Options outstanding, March 30, 1997....................   2,078,752    7.88 -- 13.25      9.60
Options granted........................................     486,800   10.25 -- 21.31     12.66
Options canceled.......................................    (138,585)   7.88 -- 15.63      9.50
Options exercised......................................    (536,740)   7.88 -- 11.75      9.59
                                                         ----------   --------------    ------
Options outstanding, March 29, 1998....................   1,890,227    7.88 -- 21.31     10.39
Options granted........................................     504,633    5.50 -- 14.50      7.99
Options canceled.......................................    (151,407)   7.88 -- 15.63     10.65
Options exercised......................................    (329,262)   7.88 -- 13.25     10.19
                                                         ----------   --------------    ------
Options outstanding, March 28, 1999....................   1,914,191    5.50 -- 21.31      9.77
                                                         ----------   --------------    ------

     The following table summarizes information about stock options outstanding and exercisable at March 28, 1999 by range of exercise price:

                                 Weighted        Weighted                       Weighted
                                   Avg.            Avg.                           Avg.
     Range        Number of      Remaining    Exercise Price    Number of    Exercise Price
  of Exercise      Options      Contractual     of Options       Shares        of Shares
    Prices       Outstanding       Life        Outstanding     Exercisable    Exercisable
  -----------    -----------   -------------  --------------   -----------   --------------
$5.50 -- $8.06      822,354        3.6 years     $  7.84         178,120         $ 7.88
 8.38 -- 10.50      663,087        2.1 years       10.22         252,203          10.21
10.56 -- 21.31      428,750        3.5 years       12.77         148,378          12.74
                 ----------                                     --------
                  1,914,191                                      578,701
                 ==========                                     ========

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

     The weighted-average grant-date fair value of options granted in 1999, 1998 and 1997, respectively, was $6.35, $4.02 and $2.60 per share. Had compensation cost for the Company's stock option grants been determined and recorded as expense at

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
the grant dates, the Company's pro forma net income and earnings per share would have been as follows:

                           1999          1998         1997
                       ------------   ----------   ----------
Net (loss) income....  $(13,685,000)  $6,305,000   $2,371,000
Basic earnings per
  share..............         (1.59)        0.78         0.30
Diluted earnings per
  share..............         (1.58)        0.74         0.30

     The pro forma information for 1997 considers repriced options which were originally issued prior to 1996 as newly-issued options.

     For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. The following assumptions were used for options granted in 1999: dividend yield of 1.15 percent, expected volatility of 133.55 percent, risk-free interest rate of 4.9 percent, and expected lives of 4 years. The following assumptions were used for options granted in 1998: dividend yield of 0.9 percent, expected volatility of
32.2 percent, risk-free interest rate of 6.1 percent, and expected lives of 4 years. The following assumptions were used for options granted in 1997: dividend yield of 0.9 percent, expected volatility of 31.7 percent, risk-free interest rate of 6.2 percent, and expected lives of 4 years.

     Option valuation models require the use of highly subjective assumptions including the stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

10. EARNINGS PER SHARE

     The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for each of the last three years:

                           1999          1998         1997
                       ------------   ----------   ----------
Numerators:
Numerator for both
  basic and diluted
  earnings per share,
  net (loss) income..  $(11,772,000)  $7,806,000   $3,631,000
Denominators:
Denominator for basic
  earnings per share,
  weighted average
  common shares
  outstanding........     8,592,635    8,064,559    7,944,201
Potential dilutive
  shares resulting
  from stock option
  plans..............             0      430,219       73,666
Denominator for
  diluted earnings
  per share..........     8,592,635    8,494,778    8,017,867
Earnings per share:
Basic................  $      (1.37)  $     0.97   $     0.46
Diluted..............  $      (1.37)  $     0.92   $     0.45
                       ------------   ----------   ----------

11. MAJOR CUSTOMERS

     The Company's sales to Wal-Mart Stores, Inc. constituted 18%, 19% and 17% of net sales, respectively, in 1999, 1998 and 1997.

12. COMMITMENTS AND CONTINGENCIES

     Lease Commitments: At March 28, 1999, the Company's minimum annual rentals under noncancelable operating leases, principally for manufacturing, warehousing and office facilities, were as follows:

FISCAL YEAR:                         (IN THOUSANDS)
------------                         --------------
2000...............................     $ 4,708
2001...............................       3,562
2002...............................       2,759
2003...............................       1,642
2004...............................       1,389
Thereafter.........................       4,202
                                        -------
                                        $18,262
                                        =======

     Total rent expense was $5,696,000, $4,718,000 and $3,710,000, respectively, for the years ended March 28, 1999, March 29, 1998 and March 30, 1997.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

13. SEGMENTS AND RELATED
    INFORMATION

     In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's principal segments include adult home furnishing and juvenile products, consisting of bedroom products (adult comforters and accessories), throws and decorative home accessories (primarily jacquard-woven throws in cotton, acrylic, rayon or chenille), and juvenile products (primarily Pillow Buddies). The second principal segment is infant products, consisting of infant bedding, bibs, and infant soft goods. The Company tracks revenues and operating profit information for these two business segments.
     The Company's manufacturing and distribution operations are also divided into adult home furnishing and juvenile products and infant products. The Company's facilities in Georgia, North Carolina, New Hampshire and Kentucky support the adult home furnishing and juvenile products. The Company's facilities in Louisiana, California and Mexico support the infant products. Assets, capital expenditures and depreciation and amortization are tracked for adult home furnishing and juvenile products as a whole and for infant products.

     Financial information attributable to the Company's business segments for the years ended March 28, 1999; March 29, 1998; and March 30, 1997, is as follows (in thousands):

REVENUES:                1999       1998       1997
---------              --------   --------   --------
Adult home furnishing
  and juvenile
  products...........  $269,647   $243,986   $217,631
Infant products......    92,424     75,252     38,754
                       --------   --------   --------
Total................  $362,071   $319,238   $256,385
                       ========   ========   ========

OPERATING INCOME (LOSS):   1999      1998      1997
------------------------  -------   -------   -------
Adult home furnishing
  and juvenile
  products.............   $(7,650)  $16,702   $ 7,593
Infant products........     2,429     2,291     4,048
                          -------   -------   -------
Total..................   $(5,221)  $18,993   $11,641
                          =======   =======   =======

ASSETS:                  1999       1998       1997
-------                --------   --------   --------
Adult home furnishing
  and juvenile
  products...........  $191,407   $176,370   $162,674
Infant products......    73,444     65,296     26,882
                       --------   --------   --------
Total................  $264,851   $241,666   $189,556
                       ========   ========   ========

  CAPITAL EXPENDITURES:     1999      1998     1997
  ---------------------    -------   ------   ------
Adult home furnishing and
  juvenile products......  $19,777   $7,351   $5,042
Infant products..........    1,275      949      660
                           -------   ------   ------
         Total...........  $21,052   $8,300   $5,702
                           =======   ======   ======

   DEPRECIATION AND
     AMORTIZATION:        1999      1998      1997
   ----------------      -------   -------   -------
Adult home furnishing
  and juvenile
  products.............  $10,910   $10,006   $ 9,936
Infant products........    1,740     1,185       480
                         -------   -------   -------
         Total.........  $12,650   $11,191   $10,416
                         =======   =======   =======

     Revenues for individual product groups within these business segments, as noted in Part I, Item 1 of Form 10-K, are summarized below. The Company's facilities in Georgia, North Carolina, New Hampshire and Kentucky support adult home furnishing and juvenile products.

     Revenue information attributable to each of the Company's product groups for the years ended March 28, 1999, March 29, 1998, and March 30, 1997, is as follows (in hundreds of thousands):

                         1999       1998       1997
                       --------   --------   --------
Bedroom products.....  $145,500   $128,000   $115,500
Throws and decorative
  home accessories...    98,200     94,200     87,800
Infant and juvenile
  products...........   117,600     94,300     51,000
Other revenues.......       800      2,700      2,100
                       --------   --------   --------
         Total.......  $362,100   $319,200   $256,400
                       ========   ========   ========

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                    SELECTED QUARTERLY FINANCIAL INFORMATION

UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                            FIRST      SECOND      THIRD      FOURTH
                                                           QUARTER    QUARTER     QUARTER    QUARTER
                                                           --------   --------   ---------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL YEAR ENDED MARCH 28, 1999:
Net sales................................................  $61,708    $92,901    $120,394    $87,068
Gross profit.............................................   10,054     16,415      22,819      1,971
Net earnings (loss)......................................   (2,322)        14       2,512    (11,976)
Basic earnings (loss) per share..........................    (0.27)      0.00        0.29      (1.39)
Diluted earnings (loss) per share........................    (0.27)      0.00        0.29      (1.39)

FISCAL YEAR ENDED MARCH 29, 1998:
Net sales................................................  $52,644    $86,334    $103,037    $77,223
Gross profit.............................................   10,565     20,856      24,698     14,970
Net earnings (loss)......................................     (194)     3,440       4,481         79
Basic earnings (loss) per share..........................    (0.02)      0.43        0.55       0.01
Diluted earnings (loss) per share........................    (0.02)      0.41        0.52       0.01

     During the fourth quarter of the fiscal year ended March 29, 1998, net earnings, basic earnings per share and diluted earnings per share were increased by $335, $0.04 and $0.04, respectively, as a result of the final adjustment of reserves recorded in the prior fiscal year for a product recall and the closing of two of its operating subsidiaries.

     Net earnings, basic earnings per share and diluted earnings per share for the fourth quarter of the fiscal year ended March 28, 1999, were reduced by $6,367, $0.74 and $0.74, respectively, as a result of the sale of a subsidiary and the write-down of certain inventories. In addition, during the fourth quarter of the fiscal year ended March 28, 1999, net earnings, basic earnings per share and diluted earnings per share were reduced by $1,671, $0.19 and $0.19, respectively, as a result of certain adjustments to inventory accounts.