Form 10-Q
period 1999-06-27
CROWN CRAFTS INC
filed 1999-08-17
CIK 25895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999


              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____to_____

                           Commission File No. 1-7604

                               CROWN CRAFTS, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                      58-0678148
-------------------------------             -----------------------------------
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

                                 Yes [X]     No [ ]

         The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of August 13, 1999 was 8,608,843.

                          -----------------------------

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                  JUNE 27, 1999 (UNAUDITED) AND MARCH 28, 1999

                                                                               June 27,           March 28,
          (in thousands)                                                         1999               1999
          --------------                                                       --------           ---------
           ASSETS

                CURRENT ASSETS:
                         Cash

                         Accounts receivable, net:                           $   1,187             $     744
                             Due from factor

                             Other                                              27,943                48,042
                                                                                 6,063                 7,355
                         Inventories                                            94,544                87,287

                         Deferred income taxes                                     776                   776

                         Income tax recoverable                                  6,768                 4,422
                         Other current assets                                    7,587                 7,258
                                                                             ---------             ---------
                             Total Current Assets                              144,868               155,884
                                                                             ---------             ---------

                     PROPERTY, PLANT AND EQUIPMENT - at cost:
                         Land, buildings and improvements                       45,222                45,190
                         Machinery and equipment                                96,567                92,689
                         Furniture and fixtures                                  2,111                 2,100
                                                                             ---------             ---------
                                                                               143,900               139,979
                            Less accumulated depreciation                       63,610                60,858
                                                                             ---------             ---------
                            Property, Plant and Equipment - net                 80,290                79,121
                                                                             ---------             ---------

                     OTHER ASSETS:
                        Goodwill                                                25,301                25,558
                        Other                                                    4,238                 4,288
                                                                             ---------             ---------
                           Total Other Assets                                   29,539                29,846
                                                                             ---------             ---------

                     TOTAL ASSETS                                            $ 254,697             $ 264,851
                                                                             =========             =========


            See notes to interim consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                 JUNE 27, 1999 (UNAUDITED) AND MARCH 28, 1999

                                                                                 June 27,       March 28,
              (dollars in thousands, except par value per share)                   1999           1999
              --------------------------------------------------                ------------   -----------
              LIABILITIES AND SHAREHOLDERS' EQUITY

                CURRENT LIABILITIES:
                     Notes payable                                             $  54,400       $  56,150
                     Accounts payable                                             20,140          25,339
                     Income taxes payable                                              4               8
                     Accrued wages and benefits                                    5,476           5,017
                     Accrued royalties                                             1,019             833
                     Other accrued liabilities                                     5,137           5,104
                     Dividends payable                                               258
                     Current maturities of long-term debt                         37,243           7,243
                                                                               ---------       ---------
                         Total Current Liabilities                               123,677          99,694
                                                                               ---------       ---------

                NON-CURRENT LIABILITIES:
                     Long-term debt                                               42,857          72,857
                     Deferred income taxes                                         4,776           4,776
                     Other                                                           745             745
                                                                               ---------       ---------
                         Total Non-Current Liabilities                            48,378          78,378
                                                                               ---------       ---------

                SHAREHOLDERS' EQUITY:
                     Common stock - par value $1.00 per share;
                         50,000,000 shares authorized; 9,983,305 and
                         9,983,305 shares issued
                                                                                   9,983           9,983
                     Additional paid-in capital                                   46,096          46,096
                     Retained earnings                                            46,872          51,009
                     Less: 1,374,462 and 1,374,462 shares of common
                         stock held in treasury                                  (20,309)        (20,309)
                                                                               ---------       ---------
                         Total Shareholders' Equity                               82,642          86,779
                                                                               ---------       ---------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 254,697       $ 264,851
                                                                               =========       =========


            See notes to interim consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  JUNE 27, 1999 AND JUNE 28, 1998 (UNAUDITED)


                                                             June 27,          June 28,
                                                               1999              1998
                (in thousands, except per share data)     ------------      ------------
                -------------------------------------
                NET SALES                                  $    65,787       $    61,708

                COST OF PRODUCTS SOLD                           56,842            51,654
                                                           -----------       -----------

                GROSS PROFIT                                     8,945            10,054

                MARKETING AND
                     ADMINISTRATIVE EXPENSES                    12,063            12,260
                                                           -----------       -----------

                LOSS FROM OPERATIONS                            (3,118)           (2,206)

                OTHER INCOME (EXPENSE):
                     Interest expense                           (3,002)           (1,888)
                     Other - net                                    19                82
                                                           -----------       -----------

                LOSS BEFORE INCOME TAXES                        (6,101)           (4,012)
                INCOME TAX CREDITS                              (2,274)           (1,690)
                                                           -----------       -----------

                NET LOSS                                   $    (3,827)      $    (2,322)
                                                           ===========       ===========

                LOSS PER SHARE - BASIC                     $     (0.44)      $     (0.27)
                LOSS PER SHARE - DILUTED                   $     (0.44)      $     (0.27)

                AVERAGE SHARES OUTSTANDING
                     BASIC                                   8,608,843         8,545,282
                                                           ===========       ===========

                     DILUTED                                 8,608,843         8,545,282
                                                           ===========       ===========
                DIVIDENDS DECLARED PER
                     SHARE                                 $      0.03       $      0.03
                                                           ===========       ===========

            See notes to interim consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED JUNE 27, 1999 AND
                                 JUNE 28, 1998
                                  (UNAUDITED)

(dollars in thousands)                                          June 27,      June 28,
----------------------                                            1999         1998
                                                               ---------     ----------
OPERATING ACTIVITIES:
  Net loss                                                    $ (3,827)      $ (2,322)
  Adjustments to reconcile net earnings to net
     cash provided by (used for) operating activities;
     Depreciation and amortization of property, plant
        and equipment
                                                                 2,848          2,659
     Amortization of goodwill
                                                                   258            303
     Loss on sale of property, plant and equipment                  24             26
  Changes in assets and liabilities:
     Accounts receivable
                                                                19,044         11,941
     Inventories
                                                                (7,257)       (17,178)
     Other current assets
                                                                  (329)        (6,014)
     Other assets                                                   50            363
     Accounts payable                                           (5,199)            69
     Income taxes payable                                           (4)           (21)
     Accrued liabilities                                           679           (205)
                                                              --------       --------
  Net cash provided by (used for) operating activities           6,287        (10,379)
                                                              --------       --------

  INVESTING ACTIVITIES:
     Capital expenditures                                       (4,120)        (3,991)
     Proceeds from sale of property, plant and equipment            79              3
     Other                                                         (53)
                                                              --------       --------
   Net cash used for investing activities                       (4,094)        (3,988)
                                                              --------       --------

   FINANCING ACTIVITIES:
     Increase (decrease) in notes payable                       (1,750)        13,070
     Exercise of stock options                                                  2,054
     Cash dividends                                                              (258)
                                                              --------       --------
   Net cash (used for) provided by financing activities         (1,750)        14,866
                                                              --------       --------

   NET INCREASE IN CASH                                            443            499
   CASH, beginning of period                                       744            809
                                                              --------       --------
   CASH, end of period                                        $  1,187       $  1,308
                                                              ========       ========

   SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                        $     74       $     37
                                                              ========       ========

     Interest paid net of amounts capitalized                 $  2,409       $  1,827
                                                              ========       ========


            See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 27, 1999 and the results of its operations and its cash flows for the periods ended
         June 27, 1999 and June 28, 1998. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the three-month period ended June 27, 1999, are not necessarily indicative of the results that may be expected for the year ending April 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Form 10-K for the year ended March 28, 1999 of Crown Crafts, Inc. (the "Company").

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

         Recently Issued Accounting Standards: In 1998, FASB issued Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" (SFAS No. 133"). This statement requires that all derivatives be recognized I the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of SFAS No. 133 to June 15, 2000. The effect on the financial statements upon adoption of SFAS No. 133 has not been determined.


2. In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's principal segments include adult home furnishing and juvenile products, consisting of bedroom products (adult comforters and accessories), throws and decorative home accessories (primarily jacquard-woven throws in cotton, acrylic, rayon or chenille), and juvenile products (primarily Pillow Buddies). The second principal segment is infant products, consisting of infant bedding, bibs, and infant soft goods. The Company tracks revenues and operating profit information for these two business segments.

         Financial information attributable to the Company's business segments for the quarters ended June 27, 1999 and June 28, 1998, was as follows (in thousands):

                                                       Three Months Ended
                                                     June 27,    June 28,
                    Revenues:                          1999        1998
                    ----------------------------    ---------   ----------
                     Adult home furnishing and
                       juvenile products
                                                    $  44,076    $  40,922
                     Infant products
                                                       21,711       20,786
                                                    ---------    ---------
                     Total                          $  65,787    $  61,708
                                                    =========    =========

                                                        Three Months Ended
                                                     June 27,     June 28,
                    Operating income (loss):           1999        1998
                    ----------------------------    ----------   ----------
                     Adult home furnishing and
                       juvenile products            $  (5,185)   $  (3,138)

                     Infant products
                                                        2,067          932
                                                    ---------    ---------
                     Total                          $  (3,118)   $  (2,206)
                                                    =========    =========

         Net sales by individual product groups within these business segments were as follows (in thousands):

                                                          Three Months Ended
                                                        June 27,      June 28,
                                                          1999          1998
                                                       ----------    ----------
                      Bedroom products                  $  33,761    $  28,270
                      Throws and decorative
                         home accessories                   8,565       10,768
                      Infant and juvenile products         23,391       22,512
                      Other                                    70          158
                                                        ---------    ---------
                      Total net sales                   $  65,787    $  61,708
                                                        =========    =========


3. Interest costs of $69,000 and $26,000, respectively, were capitalized during the quarters ended June 27, 1999, and June 28, 1998.

4.       Major classes of inventory were as follows (in thousands):

                                                    June 27,     March 28,
                                                      1999         1999
                                                    ---------    ---------
                     Raw materials                  $  33,761    $  34,300
                     Work in process                    5,387        4,738
                     Finished goods
                                                       54,701       48,249
                                                    ---------    ---------
                                                    $  94,544    $  87,287
                                                    =========    =========

5. At June 27, 1999, the Company was not in compliance with certain financial covenants pertaining to its revolving credit facilities and its 6.92% unsecured notes. Each of the lenders waived compliance with these financial covenants for the quarter ended June 27, 1999. On August 11, 1999, the Company concluded a restructuring of its notes payable, revolving credit facilities and unsecured notes. The agreements extended the maturity of the $30 million revolving credit facilities to April 3, 2000 and reduced the additional revolving credit facility to $15 million and extended its maturity to March 31, 2000. In addition, the agreements amended financial and other covenants based on the Company's projections. The agreements required the Company to grant security interests in substantially all of its assets and adjusted the interest rate on its commercial bank facilities to each bank's Base Rate plus 1% or the London Interbank Offered Rate (LIBOR) plus 2.75% and adjusted the interest rate on its 6.92% notes to 10.42%. The agreements provide for the Company to finance its seasonal working capital need by taking advances against its factored receivables of up to $30 million.




                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The costs incurred by the Company in assessing "Year 2000 compliance" and performing remedial or conversion work indicated by such assessments have been expensed as incurred. The Company estimates that the total amount of such costs incurred through June 27, 1999 to be approximately $150,000. This amount includes the costs of the services of outside vendors and consultants specifically to address "Year 2000 compliance." This amount does not include any imputed amounts for the time and effort of the Company's own employees or for computer services, equipment and software purchased principally for reasons other than "Year 2000 compliance." For example, the systems installed as part of the Company's recent general computer infrastructure upgrade and the ERP systems being deployed later this year are certified by the vendors to be Year 2000 compliant, but the Company has not attempted to allocate some portion of the costs of those entire systems to "Year 2000 compliance." The Company does not believe that the total costs of "Year 2000 compliance" will materially adversely affect the Company's business operations, consolidated results of operations, liquidity or capital resources.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 28,
1998

Net sales increased $4.1 million or 6.6% to $65.8 million in the current year quarter compared to $61.7 million in the prior year quarter. The increase was attributable to an increase of $5.5 million or 19.4% of bedroom products, off-set by a $2.2 million decline in throws and decorative home accessories. Sales of infant and juvenile products increased modestly quarter-to-quarter, from $22.5 million to $23.4 million. The increase in bedroom products resulted from the addition of the Calvin Klein Home product line and from an increase in the sales of woven bedcoverings. The decrease in the sales of throws and decorative home accessories is directly related to the increase in woven bedcoverings, as manufacturing capacity for woven products was shifted to this product line. In addition, in March, 1999, the Company sold Textile, Inc., a weaving facility in Ronda, North Carolina, as a planned reduction in capacity for the throws and decorative home accessories product group.

For the quarter ended June 27, 1999, gross profit as a percentage of net sales decreased to 13.6% from 16.3% for the quarter ended June 28, 1998. There were principally two reasons for the decline in gross profits. First was the continuing sale of close-out inventory, for which the Company had established reserves in the fourth quarter of its fiscal year ended March 28, 1999. During the quarter ended June 27, 1999, sales of such inventory totaled approximately $6 million which had the effect of reducing the gross profit percentage by approximately 1.4%. The second reason for the decline in the gross profit percentage relates to the under-absorption of overhead costs at the Company's Roxboro, North Carolina manufacturing facilities, as the Company continues its transition to the Calvin Klein Home line of products and adjusts its capacity for the anticipated level of manufacturing and distribution activity.

Marketing and administrative expenses decreased by $197,000 in the current year quarter compared to the same quarter in the prior fiscal year and were 18.3% of net sales versus 19.9%. The primary reason for the decrease was the fewer number of stores in the Company's retail division compared to the same period last year.

Interest expense for the quarter increased by $1.1 million because of higher levels of borrowings and higher effective interest rates.

The effective income tax rate at 37.3%, returned to normal levels in the quarter compared to the prior year quarter. In the quarter ended June 28, 1998, the effective tax rate at 42.1% was affected by non-deductible expenses associated with acquisitions and by higher effective state income tax rates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At June 27, 1999, the Company maintained uncommitted lines of credit totaling $40 million with two commercial banks at floating interest rates, against which a total of $29.4 million of borrowings at an interest rate of 8.25% and $2.4 million of letters of credit were outstanding. The Company also maintained unsecured committed revolving credit facilities totaling $30 million with two commercial banks at interest rates based on each bank's Base Rate plus 0.5%. At June 27, 1999, borrowings of $30 million were outstanding under these facilities at an interest rate of 8.25%. The Company pays facility fees on the unused portions of these committed credit lines. These credit facilities expired on June 30, 1999 and subsequently were extended by a renegotiation of their terms in August, 1999. Among other covenants, these revolving credit facilities contain a requirement that the Company maintain minimum levels of shareholders' equity. At June 27, 1999, the Company was not in compliance with the required level of shareholders' equity which could restrict the future payment of cash dividends. Other covenants of these revolving credit facilities require the Company to maintain certain financial ratios and place restriction on the amounts the Company may expend on acquisitions and purchases of treasury stock.

In July 1998, the Company obtained an additional $25 million unsecured committed revolving credit facility from one of its commercial banks. The facility had an initial expiration date of August 25, 1998, but has been extended by a renegotiation of its terms in August, 1999. This credit facility carried an interest rate of the bank's Base Rate plus 0.5%. At June 27, 1999, the Company had borrowings of $25 million under this facility.

The Company's 6.92% unsecured notes in the amount of $50,000,000 are placed with an insurance company and are due in annual installments of $7,142,857 from October 1999 through October 2005. The 6.92% notes and the unsecured revolving credit facilities contain similar restrictive covenants requiring the Company to maintain certain ratios of earnings to fixed charges and of total debt to total capitalization. In addition, the bank revolving credit facilities contain certain covenants requiring the Company to maintain minimum levels of shareholders' equity and certain ratios of total debt to cash flow. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock. At June 27, 1999, the Company was not in compliance with certain provisions of its unsecured revolving credit facilities and its 6.92% unsecured notes. Each lender has waived compliance with these provisions of its agreement for the quarter ended June 27, 1999.

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

Total debt outstanding decreased to $134.5 million at June 27, 1999 from $136.3 million at March 28, 1999. This decrease is the result of a $19 million decrease in accounts receivable, off-set by an increase in inventories and a reduction in accounts payable. The increase in inventories reflects a normal seasonal pattern, but is less than in comparable other periods because of the Company's continuing emphasis on inventory reduction through the disposition of close-outs, as discussed above.

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


                     ITEM 3 - QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt, commodity prices and foreign exchange rates.

The Company's exposure to interest rate risk relates to its floating rate debt, $84,400,000 of which was outstanding at June 27, 1999.

The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. To manage this risk, from time to time the Company enters into commodity future contracts and forward purchase contracts. No such contracts were outstanding at June 27, 1999.

The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended March 28, 1999, this subsidiary manufactured products for the Company with a value of approximately $7.2 million. The Company's investment in the subsidiary was approximately $4.3 million at June 27, 1999.

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


Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         At June 27, 1999, the Company was not in compliance with certain financial covenants pertaining to its revolving credit facilities and its 6.92% unsecured notes. Each of the lenders waived compliance with these financial covenants for the quarter ended June 27, 1999.


Item 4 - Submission of Matters to Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         EXHIBIT
         NUMBER                     DESCRIPTION OF EXHIBITS
         ------                     -----------------------
         27                         Financial Data Schedule (for SEC use only)


         There were no reports on Form 8-K during the quarter ended June 27, 1999.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                                 JUNE 27, 1999

                                   SIGNATURES

         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CROWN CRAFTS, INC.

Date:  August 16, 1999                   /s/  David S. Fraser
      -------------------------          --------------------------------------
                                         DAVID S. FRASER
                                        (Chief Accounting Officer)