Form 10-Q
period 1999-09-26
CROWN CRAFTS INC
filed 1999-11-15
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1999


              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to
                                                  --------  -------

                           Commission File No. 1-7604

                                CROWN CRAFTS, INC
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Georgia                                 58-0678148
-------------------------------------      ------------------------------------
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

                                 Yes  [X]   No  [ ]

         The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of November 12, 1999 was 8,608,843.

                         -----------------------------

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 26, 1999 (UNAUDITED) AND MARCH 28, 1999


                                              September 26,     March 28,
(in thousands)                                    1999            1999
-------------                                 -------------     ---------
ASSETS

CURRENT ASSETS:
  Cash                                          $    605        $    744
  Accounts receivable, net:
    Due from factor                               32,176          48,042
    Other                                          5,841           7,355
  Inventories                                     91,101          87,287
  Deferred income taxes                              776             776
  Income tax recoverable                           7,853           4,422
  Other current assets                             6,863           7,258
                                                --------        --------
    Total Current Assets                         145,215         155,884
                                                --------        --------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Land, buildings and improvements                45,224          45,190
  Machinery and equipment                         97,830          92,689
  Furniture and fixtures                           2,115           2,100
                                                --------        --------
                                                 145,169         139,979
  Less accumulated depreciation                   66,970          60,858
                                                --------        --------
    Property, Plant and Equipment - net           78,199          79,121
                                                --------        --------

OTHER ASSETS:
  Goodwill                                        25,043          25,558
  Other                                            4,664           4,288
                                                --------        --------
    Total Other Assets                            29,707          29,846
                                                --------        --------

TOTAL ASSETS                                    $253,121        $264,851
                                                ========        ========

         See notes to interim consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 26, 1999 (UNAUDITED) AND MARCH 28, 1999



                                                         September 26,       March 28,
(in thousands, except par value per share)                   1999              1999
-----------------------------------------                 ---------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                          $  52,736         $  56,150
   Accounts payable                                          20,078            25,339
   Income taxes payable                                          20                 8
   Accrued wages and benefits                                 5,920             5,017
   Accrued royalties                                          1,873               833
   Other accrued liabilities                                  6,048             5,104
   Dividends payable                                            258
   Current maturities of long-term debt                      37,243             7,243
                                                          ---------         ---------
       Total Current Liabilities                            124,176            99,694
                                                          ---------         ---------



NON-CURRENT LIABILITIES:
   Long-term debt                                            42,857            72,857
   Deferred income taxes                                      4,776             4,776
   Other                                                        745               745
                                                          ---------         ---------
       Total Non-Current Liabilities                         48,378            78,378
                                                          ---------         ---------

SHAREHOLDERS' EQUITY:
   Common stock - par value $1.00 per share;
       50,000,000 shares authorized; 9,983,305 and
       9,983,305 shares issued                                9,983             9,983
   Additional paid-in capital                                46,096            46,096
   Retained earnings                                         44,797            51,009
   Less: 1,374,462 and 1,374,462 shares of common
       stock held in treasury                               (20,309)          (20,309)
                                                          ---------         ---------
       Total Shareholders' Equity                            80,567            86,779
                                                          ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 253,121         $ 264,851
                                                          =========         =========

         See notes to interim consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998 (UNAUDITED)


                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       -----------------------------          -----------------------------
                                                        Sept. 26,          Sept. 27,           Sept. 26,          Sept. 27,
     (in thousands, except per share data)                1999               1998                1999               1998
                                                       ----------         ----------          ----------         ----------
     NET SALES                                         $   84,162         $   92,901          $  149,949         $  154,609

     COST OF PRODUCTS SOLD                                 70,497             76,486             127,339            128,140
                                                       ----------         ----------          ----------         ----------

     GROSS PROFIT                                          13,665             16,415              22,610             26,469

     MARKETING AND
          ADMINISTRATIVE EXPENSES                          13,254             13,899              25,317             26,159
                                                       ----------         ----------          ----------         ----------

     EARNINGS (LOSS) FROM OPERATIONS                          411              2,516              (2,707)               310

     OTHER INCOME (EXPENSE):
          Interest expense                                 (3,429)            (2,506)             (6,431)            (4,394)
          Other - net                                         176                 15                 195                 97
                                                       ----------         ----------          ----------         ----------

     EARNINGS (LOSS) BEFORE INCOME TAXES                   (2,842)                25              (8,943)            (3,987)

     INCOME TAX PROVISIONS (CREDITS)                       (1,025)                11              (3,299)            (1,679)
                                                       -----------        ----------          ----------         ----------

     NET EARNINGS (LOSS)                               $   (1,817)        $       14          $   (5,644)        $   (2,308)
                                                       ===========        ==========          ==========         ==========

     EARNINGS (LOSS) PER SHARE - BASIC                 $    (0.21)        $     0.00          $    (0.66)        $    (0.27)
     EARNINGS (LOSS) PER SHARE - DILUTED               $    (0.21)        $     0.00          $    (0.66)        $    (0.27)

     AVERAGE SHARES OUTSTANDING
            BASIC                                       8,608,843          8,607,571           8,608,843          8,576,427
                                                       ==========         ==========          ==========         ==========

            DILUTED                                     8,608,843          8,619,696           8,608,843          8,576,427
                                                       ==========         ==========          ==========         ==========

     DIVIDENDS DECLARED PER
          SHARE                                        $     0.03         $     0.03          $     0.06         $     0.06
                                                       ==========         ==========          ==========         ==========

         See notes to interim consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED SEPTEMBER 26, 1999 AND
                               SEPTEMBER 27, 1998
                                   (UNAUDITED)


                                                    Sept 26,         Sept 27,
(dollars in thousands)                                1999             1998
----------------------                              --------         --------
OPERATING ACTIVITIES:
 Net loss                                           $ (5,644)        $ (2,308)
 Adjustments to reconcile net loss to net
  cash used for operating activities;
  Depreciation and amortization of property,
    plant and equipment                                6,268            5,692
  Amortization of goodwill                               515              642
    loss on sale of property, plant and equipment          7               29
 Changes in assets and liabilities:
  Accounts receivable                                  1,167          (11,674)
  Inventories                                         (3,814)         (25,229)
  Other current assets                                   395           (6,854)
  Other assets                                          (376)             690
  Accounts payable                                    (5,261)          12,078
  Income taxes payable                                    12              (86)
  Accrued liabilities                                  2,887              209
                                                    --------         --------
 Net Cash Used for Operating Activities               (3,844)         (26,811)
                                                    --------         --------


INVESTING ACTIVITIES:
 Capital expenditures                                 (5,755)         (10,179)
 Acquisitions, net of cash acquired                                    (8,833)
 Proceeds from sale of property, plant
   and equipment                                         402               39
 Other                                                   (52)
                                                    --------         --------
Net Cash Used for Investing Activities                (5,405)         (18,973)
                                                    --------         --------

FINANCING ACTIVITIES:
 Increase (decrease) in notes payable                 (3,414)          29,820
 Increase in advances from factor                     12,782           14,124
 Exercise of stock options                                 0            2,183
 Cash dividends                                         (258)            (516)
                                                    --------         --------
 Net Cash Provided by Financing Activities             9,110           45,611
                                                    --------         --------

NET DECREASE IN CASH                                    (139)            (173)

CASH, beginning of period                                744              809
                                                    --------         --------

CASH, end of period                                 $    605         $    636
                                                    ========         ========

Supplemental Cash Flow Information:
 Income taxes paid                                  $     57         $     57
                                                    ========         ========

 Interest paid net of amounts capitalized           $  3,338         $  2,019
                                                    ========         ========

         See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 26, 1999 and the results of its operations and its cash flows for the periods ended September 26, 1999 and September 27, 1998. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the six-month period ended September 26, 1999, are not necessarily indicative of the results that may be expected for the year ending April 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Form 10-K for the year ended March 28, 1999 of Crown Crafts, Inc. (the "Company").

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

          Financial information attributable to the Company's business segments for the quarters and six months ended September 26, 1999 and September 27, 1998, was as follows (in thousands):



                                                Three Months Ended               Six Months Ended
                                             Sept. 26,     Sept. 27,        Sept. 26,       Sept. 27,
                  Revenues:                    1999           1998            1999            1998
               ----------------------         -------        -------        --------        --------
               Adult home furnishing
                 and juvenile products        $56,876        $67,809        $100,952        $108,731
               Infant products                 27,286         25,092          48,997          45,878
                                              -------        -------        --------        --------
                        Total                 $84,162        $92,901        $149,949        $154,609
                                              =======        =======        ========        ========

                                                   Three Months Ended              Six Months Ended
                                                 Sept. 26,      Sept. 27,       Sept. 26,       Sept. 27,
                Operating income (loss):           1999           1998             1999            1998
                                                 -------         -------         -------         -------
                Adult home furnishing
                  and juvenile products          $(2,177)        $  (173)        $(7,362)        $(3,311)
                Infant products                    2,588           2,689           4,655           3,621
                                                 -------         -------         -------         -------
                         Total                   $   411         $ 2,516         $(2,707)        $   310
                                                 =======         =======         =======         =======




         Net sales by individual product groups within these business segments were as follows (in thousands):



                                                  Three Months Ended               Six Months Ended
                                                 Sept. 26,     Sept. 27,        Sept. 26,     Sept. 27,
                                                   1999          1998             1999          1998
                                               ------------  ------------     ------------  -----------
                Bedroom products               $   35,428    $   33,867       $    69,189   $    62,137
                Throws and decorative
                   home accessories                17,718        24,311            26,283        35,079
                Infant and juvenile
                   products                        30,964        34,475            54,355        56,987
                Other                                  52           248               122           406
                                               ----------    ----------         ---------   -----------
                Total net sales                $   84,162    $   92,901       $   149,949   $   154,609
                                               ==========    ==========       ===========   ===========


  3. Interest costs of $69,000 and $27,000, respectively, were capitalized during the six months ended September 26, 1999 and September 27, 1998.

  4. Major classes of inventory were as follows (in thousands):

                                               September 26,        March 28,
                                                  1999                 1999
                                               -------------       ----------

                  Raw materials                  $   28,656        $   34,300
                  Work in process                     5,696             4,738
                  Finished goods                     56,749            48,249
                                                 ----------        ----------
                                                 $   91,101        $   87,287
                                                 ==========        ==========



                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ERP SOFTWARE

At the beginning of the second fiscal quarter, the Company's financial reporting system and its woven products division converted from its legacy computer systems to the new enterprise resource planning ("ERP") software package that had been in preparation for 13 months. The conversion encountered more difficulty than had been anticipated and is still not complete. The most significant problems have been an impaired ability to ship and bill orders on a timely basis, especially in the pick and pack operations that support the Goodwin Weavers division and certain of the Crown Crafts operations. The Company has identified a number of operational and system issues contributing to the problems and is addressing them with a plan that is scheduled to result in satisfactory shipping and billing performance using the ERP system by the end of January 2000. However, the Company cannot be sure that all of the significant problems have been identified or that the current plan will correct all known problems by the planned completion date.

Meanwhile, because the post-conversion problems could not be fixed quickly enough to support the business during the peak Fall shipping season, the Company has implemented a number of manual work-arounds in order to ship as many customer orders as possible despite the difficulties with the new system. This has resulted in steady improvement in weekly shipping volumes from the beginning of the conversion to date. As of October 31, 1999, weekly shipping volumes in the woven products division had risen to about 60 percent of the prior year week. However, in some parts of the business shipping has been substantially below that. As a result, during the second fiscal quarter, total billings by the woven division were approximately $8 million less than during the prior year quarter, and it is estimated that there will be an additional $7 million of lost sales in the third fiscal quarter. Because of the Company's inability to provide good service, some customers may switch to other suppliers. The Company may also incur significant write-downs on inventory it is not able to ship soon enough to meet customers' delivery date requirements.

Plans to convert the Company's adult bedding division to the ERP system, previously scheduled to occur before the end of December 1999, are on hold pending satisfactory resolution of problems with the system as implemented in the woven division. Because of the conversion delay, the Company has tested its legacy systems to confirm that they will accurately process orders with post-1999 dates that abbreviate the year to two digits. These tests have confirmed that orders with such dates can be entered, shipped and billed. The Company has identified the reports most important to its business and has modified the legacy code to report properly data with post-1999 two-digit year dates. Testing of these revised reporting programs is expected to be completed by the end of November 1999. This additional work has cost approximately $50,000, and there will be additional costs of supporting the legacy system until it is decommissioned. The Company does not believe that the legacy system modifications it has made are an efficient or appropriate long-term solution to its information system needs.

The Company continues to contemplate that the infant products division will be converted to the ERP system at an unspecified future date, following successful implementation in the adult bedding division. All mission-critical software packages used in the infant products division are certified by their vendors as being Y2K compliant.

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

The costs incurred by the Company in assessing "Year 2000 compliance" and performing remedial or conversion work indicated by such assessments have been expensed as incurred. The Company estimates that the total amount of such costs incurred through September 26, 1999 to be approximately $150,000. This amount includes the costs of the services of outside vendors and consultants specifically to address "Year 2000 compliance." This amount does not include any imputed amounts for the time and effort of the Company's own employees or for computer services, equipment and software purchased principally for reasons other than "Year 2000 compliance." For example, the systems installed as part of the Company's recent general computer infrastructure upgrade and the ERP systems being partly deployed this year are certified by the vendors to be Year 2000 compliant, but the Company has not attempted to allocate some portion of the costs of those entire systems to "Year 2000 compliance." The Company does not believe that the total costs of "Year 2000 compliance" will materially adversely affect the Company's business operations, consolidated results of operations, liquidity or capital resources.

The Company's business activities that rely on computer applications include principally the following: word processing, communications and network operations, accounting and finance, manufacturing, distribution and order entry. With the completion in 1998 of the Company's computer infrastructure upgrade, the Company's word processing, communications and network operations operate based on Microsoft products including Windows NT, Windows 95 and Microsoft Office, all of which are certified by the vendor to be Year 2000 compliant. The Company deployed in July 1999, ERP software applications supporting the Company's accounting, finance and order entry functions, and its Georgia manufacturing and distribution operations. SAP America, Inc. is the vendor of these software products and certifies that they are Year 2000 compliant. The Company's two main distribution facilities in Calhoun, Georgia, and Roxboro, North Carolina, have "warehouse management system" software packages, each of which has been certified by its vendor to be Year 2000 compliant. Order entry is one of the business functions that will be performed by the ERP software. Additionally, the Company has "electronic data interchange" ("EDI") links with several of its major customers, and each of these has been designed and deployed to be Year 2000 compliant.

In fiscal years 1998 and 1999 the Company invested substantial sums of money and devoted substantial time and resources to the upgrade of its computer systems and applications, including Year 2000 compliance. Nevertheless, there may be isolated computers or microprocessors that are not Year 2000 compliant. However, based on the Company's on-going diligent review, the Company does not believe that any of these will materially adversely affect the Company's business operations, consolidated results of operations, liquidity or capital resources.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 26, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 27, 1998

Net sales declined $8.7 million, or 9.4%, to $84.2 million in the current year quarter compared to $92.9 million in the second quarter last fiscal year. The largest decline, from $24.3 million to $17.7 million (27.1%), was in the throws and decorative home accessories products group. There were three factors affecting revenues for this product group in the quarter: First, in March, 1999, the Company sold Textile, Inc., a weaving facility in Ronda, North Carolina, as a planned reduction in capacity for this group; second, in the current fiscal year, manufacturing capacity was shifted to woven bedspreads which are sold by the bedroom products group; the third factor in the decline in sales of throws and decorative home accessories products in the quarter was related to implementation of the ERP software system discussed above. The Company estimates that this factor resulted in approximately $10 million of lost revenues.

In the infant and juvenile products group, sales in the current quarter declined by 10.2%, or $3.5 million, to $31 million from $34.5 million in the prior year quarter. The sales decline was all related to a repositioning of the Pillow Buddies product line to the direct shipment of licensed products and is transitional in nature. This resulted in $5.7 million of lower revenues compared to the prior year quarter. Accordingly, revenues of infant products in this group were up by approximately $2.2 million, or by 8.7%. Sales of bedroom products increased by $1.5 million, or 4.6%, in the current year quarter to $35.4 million from $33.9 million in last year's second quarter. The increase in bedroom products resulted from the addition of the Calvin Klein Home product line and from an increase in the sales of woven bedcoverings, offset by a decline of the Company's in-house studio line of bedroom products.

For the second quarter, gross profit as a percentage of net sales decreased to 16.2% compared to 17.7% in the prior year quarter. This decline in gross margin, the decline in revenues and a $1.6 million increase in customer deductions from payments, led to decrease in gross profits of approximately $2.7 million. This decline was partly the result of the lower absorption of fixed overhead costs due to the decline in volume related to the ERP project and capacity issues at the Company's Roxboro, North Carolina manufacturing facilities due to the transition of the Calvin Klein Home product line from outside manufacturers into this plant. Also affecting margins in the quarter was the sale of close-out inventory of about $6 million, resulting from a program to reduce inventories established in March, 1999.

Marketing and administrative expenses decreased by $645,000 in the quarter compared to the second quarter last fiscal year, but were 15.7% of a lower level of net sales, compared to 15% of net sales in the prior year. The decline in expenses occurred in marketing and retail store expenses, offset by a net increase of $111,000 in administrative expenses because of the ERP project.

Interest expense increased by $923,000 compared to the prior year quarter because of higher effective interest rates in the Company's loan agreements, compared to the rates in the prior loan agreements. The increase in other income was principally due to gains on the sale of fixed assets no longer needed in the business.

The effective income tax rate at 36.1%, returned to normal levels in the quarter compared to the prior year quarter. In the quarter ended September 27, 1998, the effective tax rate at 44% was affected by non-deductible expenses associated with acquisitions and by higher effective state income tax rates.

SIX MONTHS ENDED SEPTEMBER 26, 1999 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 27, 1998

For the six months ended September 26, 1999, net sales compared to the prior year period declined by $4.7 million, or 3%. Sales of bedroom products increased 11.3% from $62.1 million to $69.2 million. The sales increase resulted from the addition of the Calvin Klein Home line of products and higher volume in woven bedcoverings. Net Sales of throws and decorative home accessories for the six months declined by 25.1% at $26.3 million compared to $35.1 million in the first half of the prior fiscal year. The three factors affecting sales in this product group are the same as those discussed for the three months ended September 26, 1999. In the infant and juvenile product group, net sales decreased by 4.6%, from $57 million to $54.4 million. The lower level of sales was solely because of the repositioning of the Pillow Buddies line of products discussed above.

In the first half of the current fiscal year, gross profit decreased to $22.6 million compared to $26.5 million for the six months ended September 27 of the prior year and the gross margin declined from 17.1% in the prior year to 15.1%. The factors affecting gross profits and gross margin were four-fold: An increase of $2.8 million in deductions from and reserves for customer payments; the sale of close-out and discontinued inventory of approximately $12 million at little or no gross margin; lower volume to absorb fixed costs in the woven division because of the ERP project; and underabsorption of overhead costs in the bedding division as the Calvin Klein Home products are transitioned into the North Carolina manufacturing plant.

In the six month period ended September 26, 1999, marketing and administrative expenses were lower by $842,000 compared to the prior year period and were 16.9% of net sales in both periods. The decline was due to lower selling expenses on the reduced volume, lower retail expenses because of a reduction in the number of company-operated outlet stores and reduced goodwill amortization because of the sale of Textile, Inc.

Interest expense increased by $2 million in the first six months of the current fiscal year because of higher average borrowings and because of higher effective interest rates.

The effective income tax rate at 36.7%, returned to normal levels in the six month period compared to the prior year. For the six months ended September 27, 1998, the effective tax rate at 42.1% was affected by non-deductible expenses associated with acquisitions and by higher effective state income tax rates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At September 26, 1999, the Company had committed credit facilities with two commercial banks totaling $85 million at interest rates equal to each bank's base plus 1% to 1 1/2% or the London Interbank Offered Rate (LIBOR) plus 2.75%. The amounts owed, the interest rate and the maturity of these facilities at September 26, 1999 is summarized in the following table (in thousands):


              Amounts              Interest
                Owed                  Rate                 Maturity
             --------              --------                --------
             $  20,736                9.25%             January 15, 2000
                17,000                8.24%             January 15, 2000
                15,000                8.24%               March 31, 2000
              --------
                52,736
                30,000                8.24%                April 3, 2000
              --------
              $ 82,736
              ========

In addition, approximately $2.1 million of letters of credit were outstanding under these facilities at September 26, 1999.

Subsequent to September 26, 1999, one of the commercial banks converted its $30 million facility due January 15, 2000 to an uncommitted line of credit, under provisions of the loan agreement.

The Company's notes in the amount of $50,000,000 are placed with an insurance company, carry an interest rate of 10.42% and are due in annual installments of $7,143,857 from October 1999 through October 2005. The installment due on October 12, 1999 was paid by the Company.

To support the bank facilities and the insurance company notes, the Company has granted a security interest in substantially all of its assets. These assets also support a borrowing base which limits the amounts the Company may borrow under the agreements with its lenders and advances it may take from its factor. Under the borrowing base, the Company had available $6.4 million at September 26, 1999.

In addition, the agreements with the banks and insurance company contain covenants requiring the Company to maintain minimum levels of shareholders' equity and certain financial ratios, and restrict the amounts the Company may expend on acquisitions and purchases of treasury stock. The agreement with the insurance company also requires the Company to maintain a ratio of total debt to total capitalization. The Company was in compliance with all provisions of its loan agreements at September 26, 1999.

To reduce its exposure to credit losses and to enhance its cash flow forecasts, the Company factors the majority of its trade accounts receivable. The Company's factor establishes customer credit lines, and accounts for and collect receivable balances. The factor remits payments to the Company on the due dates of the factored invoices. The factor assumes all responsibility for credit losses on sales with approved credit lines, but may deduct from its remittances to the Company the amounts of customer deductions for returns, allowances, disputes and discounts. The Company's factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

The agreements with its lenders, described above, provide for the Company to finance its seasonal working capital needs by taking advances against its factored receivables of up to $30 million. At September 26, 1999, the Company had taken such advances totaling $12,782,000 compared to similar advances of $14,124,000 at September 27, 1998. The Company accounts for these advance payments on its balance sheet as a reduction in Accounts Receivable - Due from Factor.

At September 26, 1999, total debt outstanding decreased by $2.1 million to $132.8 million from $134.9 million at September 27, 1998. In addition, during the same periods, the Company reduced its other current liabilities, principally accounts payable, by $9.4 million. These reductions in liabilities resulted from the Company's emphasis on lowering inventories through the disposition of close-out and discontinued merchandise, discussed above.




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

The Company's exposure to interest rate risk relates to its floating rate debt and advances from its factor, $82,736,000 and $12,782,000, respectively, of which was outstanding at September 26, 1999.

The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. To manage this risk, from time to time the Company enters into commodity future contracts and forward purchase contracts. No such contracts were outstanding at September 26, 1999.

The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended March 28, 1999, this subsidiary manufactured products for the Company with a value of approximately $7.2 million. The Company's investment in the subsidiary was approximately $4.5 million at September 26, 1999.

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

Item 5 -  Other Information

          None

Item 6 - Exhibits and Reports on Form 8-K

                 EXHIBIT
                 NUMBER              DESCRIPTION OF EXHIBITS
                 ------              -----------------------
                 27                  Financial  Data Schedule (for SEC use only)



          On July 16, 1999, the Company filed a report on Form 8-K pertaining to the delay in filing its Annual Report on Form 10-K.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                               SEPTEMBER 26, 1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CROWN CRAFTS, INC.



Date:  November 15, 1999             /s/  David S. Fraser
      ------------------------       ---------------------------------
                                     DAVID S. FRASER
                                     (Chief Accounting Officer)