Form 10-Q
period 1999-12-26
CROWN CRAFTS INC
filed 2000-02-15
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1999

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


                            Yes  [X]    No  [ ]

         The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of February 11, 2000 was 8,608,843.

                            ------------------------

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 26, 1999 (UNAUDITED) AND MARCH 28, 1999

                                                December 26,   March 28,
(in thousands)                                      1999          1999
--------------                                  ------------   ---------
ASSETS

CURRENT ASSETS:
    Cash                                         $  1,909      $    744
    Accounts receivable, net:
        Due from factor                            27,890        48,042
        Other                                       7,045         7,355
    Inventories                                    87,785        87,287
    Deferred income taxes                             776           776
    Income tax recoverable                          4,070         4,422
    Other current assets                            8,004         7,258
                                                 --------      --------
        Total Current Assets                      137,479       155,884
                                                 --------      --------
PROPERTY, PLANT AND EQUIPMENT - at cost:
    Land, buildings and improvements               45,562        45,190
    Machinery and equipment                        98,375        92,689
    Furniture and fixtures                          2,120         2,100
                                                 --------      --------
                                                  146,057       139,979
    Less accumulated depreciation                  69,988        60,858
                                                 --------      --------
        Property, Plant and Equipment - net        76,069        79,121
                                                 --------      --------

OTHER ASSETS:
    Goodwill                                       24,786        25,558
                                                 --------      --------
    Other                                           4,211         4,288
                                                 --------      --------
        Total Other Assets                         28,997        29,846
                                                 --------      --------

TOTAL ASSETS                                     $242,545      $264,851
                                                 ========      ========

             See notes to interim consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 26, 1999 (UNAUDITED) AND MARCH 28, 1999

                                                         December 26,      March 28,
(in thousands, except par value per share)                   1999            1999
------------------------------------------               ------------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                        $  52,736       $  56,150
     Accounts payable                                        18,476          25,339
     Income taxes payable                                        22               8
     Accrued wages and benefits                               5,739           5,017
     Accrued royalties                                        3,067             833
     Other accrued liabilities                                5,127           5,104
     Dividends payable                                          258
     Current maturities of long-term debt                    37,243           7,243
                                                          ---------       ---------
         Total Current Liabilities                          122,668          99,694
                                                          ---------       ---------


NON-CURRENT LIABILITIES:
     Long-term debt                                          35,714          72,857
     Deferred income taxes                                    4,776           4,776
     Other                                                      745             745
                                                          ---------       ---------
         Total Non-Current Liabilities                       41,235          78,378
                                                          ---------       ---------

SHAREHOLDERS' EQUITY:
     Common stock - par value $1.00 per share;
         50,000,000 shares authorized; 9,983,305 and
         9,983,305 shares issued                              9,983           9,983
     Additional paid-in capital                              46,096          46,096
     Retained earnings                                       42,872          51,009
     Less: 1,374,462 and 1,374,462 shares of common
         stock held in treasury                             (20,309)        (20,309)
                                                          ---------       ---------
         Total Shareholders' Equity                          78,642          86,779
                                                          ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 242,545       $ 264,851
                                                          =========       =========

             See notes to interim consolidated financial statements.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
               DECEMBER 26, 1999 AND DECEMBER 27, 1998 (UNAUDITED)

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  -----------------------------       -----------------------------
                                                    Dec. 26,          Dec. 27,          Dec. 26,          Dec. 27,
(dollars in thousands, except per share data)         1999              1998              1999              1998
                                                  -----------       -----------       -----------       -----------
  NET SALES                                       $    91,001       $   120,394       $   240,950       $   275,003

  COST OF PRODUCTS SOLD                                76,409            97,575           203,748           225,715
                                                  -----------       -----------       -----------       -----------

  GROSS PROFIT                                         14,592            22,819            37,202            49,288

  MARKETING AND
       ADMINISTRATIVE EXPENSES                         13,808            15,586            39,125            41,745
                                                  -----------       -----------       -----------       -----------

  EARNINGS (LOSS) FROM OPERATIONS                         784             7,233            (1,923)            7,543

  OTHER INCOME (EXPENSE):
       Interest expense                                (3,209)           (2,784)           (9,640)           (7,178)
       Other - net                                         16               118               211               215
                                                  -----------       -----------       -----------       -----------

  EARNINGS (LOSS) BEFORE INCOME TAXES                  (2,409)            4,567           (11,352)              580

  INCOME TAX PROVISIONS (CREDITS)                        (742)            2,055            (4,041)              376
                                                  -----------       -----------       -----------       -----------

  NET EARNINGS (LOSS)                             $    (1,667)      $     2,512       $    (7,311)      $       204
                                                  -----------       -----------       -----------       -----------

  OTHER COMPREHENSIVE INCOME, NET OF TAX:
     FOREIGN CURRENCY TRANSLATION ADJUSTMENT      $                 $       (21)      $       (51)      $       (23)
                                                  -----------       -----------       -----------       -----------

  COMPREHENSIVE (LOSS) INCOME                     $    (1,667)      $     2,491       $    (7,362)      $       181
                                                  ===========       ===========       ===========       ===========

  EARNINGS (LOSS) PER SHARE - BASIC               $     (0.19)      $      0.29       $     (0.86)      $      0.02
  EARNINGS (LOSS) PER SHARE - DILUTED             $     (0.19)      $      0.29       $     (0.86)      $      0.02

  AVERAGE SHARES OUTSTANDING
         BASIC                                      8,608,843         8,608,843         8,608,843         8,587,232
                                                  ===========       ===========       ===========       ===========

         DILUTED                                    8,608,843         8,608,843         8,608,843         8,705,943
                                                  ===========       ===========       ===========       ===========

  DIVIDENDS DECLARED PER
       SHARE                                      $      0.03       $      0.03       $      0.09       $      0.09
                                                  ===========       ===========       ===========       ===========

             See notes to interim consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED DECEMBER 26, 1999 AND
                                DECEMBER 27, 1998
                                   (UNAUDITED)

                                                                Dec. 26,     Dec. 27,
(in thousands)                                                    1999         1998
                                                               ---------     --------
OPERATING ACTIVITIES:
 Net earnings (loss)                                          $ (7,311)      $    204
 Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities;
    Depreciation and amortization of property, plant
       and equipment                                             9,413          8,453
    Amortization of goodwill                                       772            916
    Loss (gain) on sale of property, plant and equipment          (169)            29
 Changes in assets and liabilities:
    Accounts receivable                                         12,124          7,958
    Inventories                                                   (498)       (13,702)
    Other current assets                                          (746)        (2,869)
    Other assets                                                    77          1,038
    Accounts payable                                            (6,863)           954
    Income taxes payable                                            14            (71)
    Accrued liabilities                                          2,979          1,037
                                                              --------       --------
 Net Cash Provided by Operating Activities                       9,792          3,947
                                                              --------       --------


INVESTING ACTIVITIES:
 Capital expenditures                                           (7,128)       (14,113)
 Acquisitions, net of cash acquired                                            (8,949)
 Proceeds from sale of property, plant
       and equipment                                               936             39
 Other                                                             (52)
                                                              --------       --------

Net Cash (Used for) Investing Activities                        (6,244)       (23,023)
                                                              --------       --------

FINANCING ACTIVITIES:
    Increase (decrease) in notes payable                        (3,414)        17,725
    Increase in advances from factor                             8,690
    Payment of long-term debt                                   (7,143)
    Exercise of stock options                                                   2,162
    Cash dividends                                                (516)          (774)
                                                              --------       --------
Net Cash (Used for) Provided by Financing Activities            (2,383)        19,113
                                                              --------       --------

NET INCREASE IN CASH                                          $  1,165       $     37

CASH, beginning of period                                          744            809
                                                              --------       --------

CASH, end of period                                           $  1,909       $    846
                                                              ========       ========

Supplemental Cash Flow Information:
    Income taxes paid (refunded)                              $ (4,395)      $    123
                                                              ========       ========

    Interest paid net of amounts capitalized                  $  9,049       $  6,867
                                                              ========       ========

             See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 26, 1999 and the results of its operations and comprehensive (loss) income and its cash flows for the periods ended December 26, 1999 and December 27, 1998. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the nine-month period ended December 26, 1999, are not necessarily indicative of the results that may be expected for the year ending April 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Form 10-K for the year ended March 28, 1999 of Crown Crafts, Inc. (the "Company").

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

         Recently Issued Accounting Standards: In 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" (SFAS No.
         133). This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The effect on the financial statements upon adoption of SFAS No. 133 has not been determined.


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

          Financial information attributable to the Company's business segments for the quarters and nine months ended December 26, 1999 and December 27, 1998, was as follows (in thousands):



                                Three Months Ended          Nine Months Ended
                               Dec. 26,     Dec. 27,      Dec. 26,      Dec. 27,
   Revenues:                     1999         1998          1999          1998
-------------------------      --------     --------      --------      --------
Adult home furnishing
    and juvenile products      $69,462      $ 99,515      $170,414      $208,246
Infant products                 21,539        20,879        70,536        66,757
                               -------      --------      --------      --------
         Total                 $91,001      $120,394      $240,950      $275,003
                               =======      ========      ========      ========

                              Three Months Ended      Nine Months Ended
                              Dec. 26,  Dec. 27,     Dec. 26,      Dec. 27,
Operating income (loss):        1999      1998         1999          1998
------------------------     --------  --------     --------      --------

Adult home furnishing
    and juvenile products      $499      $6,604      $(6,863)      $3,293
Infant products                 285         629        4,940        4,250
                               ----      ------      -------       ------
         Total                 $784      $7,233      $(1,923)      $7,543
                               ====      ======      =======       ======


Net sales by individual product groups within these business segments were as follows (in thousands):



                             Three Months Ended          Nine Months Ended
                           Dec. 26,      Dec. 27,     Dec. 26,      Dec. 27,
                             1999          1998         1999          1998
                           --------     ---------     --------      --------
Bedroom products           $37,756      $ 41,991      $106,945      $104,128
Throws and decorative
   home accessories         27,189        46,131        53,472        81,209
Infant and juvenile
   products                 25,986        31,962        80,341        88,950
Other                           70           310           192           716
                           -------      --------      --------      --------
Total net sales            $91,001      $120,394      $240,950      $275,003
                           =======      ========      ========      ========


3. Interest costs of $69,000 and $121,000, respectively, were capitalized during the nine months ended December 26, 1999 and December 27, 1998.

4.       Major classes of inventory were as follows (in thousands):

                    December 26,  March 28,
                       1999         1999
                    ------------  ---------

Raw materials        $27,637      $34,300
Work in process        6,607        4,738
Finished goods        53,541       48,249
                     -------      -------
                     $87,785      $87,287
                     =======      =======



                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ERP SOFTWARE

At the beginning of the second fiscal quarter, the Company's financial reporting system and its woven products division converted from its legacy computer systems to the new enterprise resource planning ("ERP") software package that had been in preparation for 13 months. The conversion encountered more difficulty than had been anticipated. The most significant problems have been an impaired ability to ship and bill orders on a timely basis, especially in the pick and pack operations that support the Goodwin Weavers division and certain of the Crown Crafts operations. The Company has identified a number of operational and system issues contributing to the problems and implemented a plan to rectify them. Among the actions taken were some system modifications, refinements of business procedures, clean-up of corrupted and inaccurate data, a complete physical inventory in affected facilities, and a controlled restart of operations on January 24, 2000. Following these actions, the system is performing much better than it had in the past, but several more weeks of operating experience will be required to assess the performance fully.

YEAR 2000 ISSUE

The Company's computer applications and systems entered the year 2000 without any significant difficulties. In addition, the Company did not experience any difficulties or disruptions to its operations in dealing with third parties.



RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 26, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 27, 1998

Net sales declined $29.4 million, or 24.4%, to $91 million in the current year quarter compared to $120.4 million in the third quarter last fiscal year. The largest decline, from $46.1 million to $27.2 million (41.1%), was in the throws and decorative home accessories products group. There were four factors affecting revenues for this product group in the quarter: First, in March, 1999, the Company sold Textile, Inc., a weaving facility in Ronda, North Carolina, as a planned reduction in capacity for this group; second, in the current fiscal year, manufacturing capacity was shifted to woven bedspreads which are sold by the bedroom products group; the third factor in the decline in sales of throws and decorative home accessories products in the quarter was related to implementation of the ERP software system discussed above; and, lastly, the third quarter in the prior fiscal year included approximately $14 million in sales of imported fleece products which the Company did not handle directly this year.

In the infant and juvenile products group, sales in the current quarter declined by 18.7%, or $6 million, to $26 million from $32 million in the prior year quarter. The sales decline was all related to a repositioning of the Pillow Buddies product line to the direct shipment of licensed products and is transitional in nature. This resulted in approximately $7 million of lower revenues compared to the prior year quarter. Accordingly, revenues of infant products in this group were up by about $700,000, or by 3.2%.

Sales of bedroom products decreased by $4.2 million, or 10.1%, in the current year quarter to $37.8 million from $42 million in last year's third quarter. The decline in sales of bedroom products resulted from a decrease in sales of the Company's in-house studio line of products and final shipments in the prior year quarter of the discontinued mass merchant line of products. These decreases were partially off-set by an increase in the Calvin Klein Home product line of approximately $3.4 million and increased volume of woven bedcoverings.

For the third quarter, gross profit as a percentage of net sales decreased to 16% compared to 19% in the prior year quarter. The decline in gross margin, the decline in revenues, and an $823,000 increase in customer deductions from payments, led to a decrease in gross profits of approximately $8.2 million. This decline was partly the result of higher expenses and the lower absorption of fixed overhead costs in the Company's Georgia operations because of lower volume related to the ERP project and because of capacity issues at the Company's Roxboro, North Carolina manufacturing facilities due to the loss of a mass merchant bedding program and slow progress in the transition of the Calvin Klein Home product line from outside manufacturers into this plant. Also affecting margins in the quarter was the sale of close-out and irregular inventory of about $3 million at a loss of about $1.4 million.

Marketing and administrative expenses decreased by approximately $1.8 million in the quarter compared to the third quarter of last fiscal year, but were15.2% on a lower level of net sales, compared to 12.9% of net sales in the prior year. The principal decline in expenses ($1.1 million) occurred in marketing and retail store expenses due to the lower sales volume and because of fewer retail stores than in the prior year quarter.

Interest expense increased by $425,000 versus the prior year quarter because of higher effective interest rates in the Company's loan agreements compared to rates in the prior agreements.

The effective income tax rate during the quarter was affected by results of the Company's Mexican manufacturing facility and by higher effective state income tax rates. In the prior year, the tax rate was affected by non-deductible expenses associated with acquisitions.

NINE MONTHS ENDED DECEMBER 26, 1999 COMPARED TO THE NINE MONTHS ENDED DECEMBER 27, 1998

For the nine months ended December 26, 1999, net sales compared to the prior year period declined by $34.1 million, or 12.4%, to $240.9 million in the current year compared to $275 million for the first three quarters last fiscal year. Sales of bedroom products increased 2.7% from $104.1 million to $106.9 million. The sales increase resulted from the addition of the Calvin Klein Home line of products and higher volume in woven bedcoverings. Net sales of throws and decorative home accessories for the nine months declined by 34.2% at $53.5 million compared to $81.2 million in the prior fiscal year. The factors affecting sales in this product group are the same as those discussed for the three months ended December 26, 1999. In the infant and juvenile product group, net sales decreased by 9.7% from $89 million to $80.3 million. The lower level of sales was solely because of the repositioning of the Pillow Buddies line of products discussed above.

In the first nine months of the current fiscal year, gross profit decreased to $37.2 million compared to $49.3 million for the nine months ended December 27, 1998 and the gross margin declined from 17.9% in the prior year to 15.4%. The factors affecting gross profits and gross margin were four-fold: an increase of $3.8 million in deductions from and reserves for customer payments; the sale of close-out and discontinued inventory of approximately $13 million at loss of $5 million; lower volume to absorb fixed costs in the woven division because of the ERP project; and underabsorption of overhead costs in the bedding division as the Calvin Klein Home products are transitioned into the North Carolina manufacturing plant.

In the nine month period ended December 26, 1999, marketing and administrative expenses were lower by $2.6 million compared to the prior year period and were 16.2% of net sales in the current period compared to 15.2% last fiscal year. The decline was due to lower selling expenses on the reduced volume, lower retail expenses because of a reduction in the number of company-operated outlet stores and reduced goodwill amortization because of the sale of Textile, Inc.

Interest expense increased by $2.5 million in the first nine months of the current fiscal year because of higher average borrowings and because of higher effective interest rates.

The effective income tax rate for the nine months ended December 26, 1999 at 35.6% was affected by operations at the Company's Mexican manufacturing subsidiary, but was at more normal levels than in the prior fiscal period where the rate was affected by a high percentage of non-deductible expenses related to acquisitions and state income taxes.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At December 26, 1999, the Company had committed credit facilities with two commercial banks totaling $85 million at interest rates equal to each bank's base plus 1% to 1 1/2% or the London Interbank Offered Rate (LIBOR) plus 2.75%. The amounts owed, the interest rate and the maturity of these facilities at December 26, 1999 is summarized in the following table (in thousands):


Amounts       Interest
 Owed           Rate              Maturity
-------      ----------           --------

$13,736      9.50%-9.75%         On Demand
  7,000      9.50%-9.75%      January 15, 2000
 14,000         8.95%            On Demand
  3,000         8.86%         January 15, 2000
 15,000         8.85%          March 31, 2000
-------
 52,736
 30,000      8.85%-8.86%       April 3, 2000
-------
$82,736
=======


In addition, approximately $2.1 million of letters of credit were outstanding under these facilities at December 26, 1999.

In the quarter ended December 26, 1999, one of the commercial banks converted its $30 million facility due January 15, 2000 to an uncommitted line of credit, under provisions of the loan agreement.

The Company's notes in the amount of $42,856,143 are placed with an insurance company, carry an interest rate of 10.42% and are due in annual installments of $7,143,857 through October 2005. The installment due on October 12, 1999 was paid by the Company.

To support the bank facilities and the insurance company notes, the Company has granted a security interest in substantially all of its assets. These assets also support a borrowing base which limits the amounts the Company may borrow under the agreements with its lenders and advances it may take from its factor. Under the borrowing base, the Company had available $11.1 million at December 26, 1999.

In addition, the agreements with the banks and insurance company contain covenants requiring the Company to maintain minimum levels of shareholders' equity and certain financial ratios, and restrict the amounts the Company may expend on acquisitions and purchases of treasury stock. The agreement with the insurance company also requires the Company to maintain a ratio of total debt to total capitalization. The Company was not in compliance with certain provisions of its loan agreements at December 26, 1999.

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

The agreements with its lenders, described above, provide for the Company to finance its seasonal working capital needs by taking advances against its factored receivables of up to $30 million. At December 26, 1999, the Company had taken such advances totaling $8,690,000 compared to no advances at December 27, 1998. The Company accounts for these advance payments on its balance sheet as a reduction in Accounts Receivable - Due from Factor.

At December 26, 1999, total debt, including factor advances, increased by approximately $11.6 million to $134.4 million from $122.8 million at December 27, 1998. The increase in borrowings was affected by the continuing operating performance of the Company, partially off-set by a $14.6 million decline in inventories compared to December 27, 1998. The decline in inventories resulted from the Company's emphasis on the disposition of close-out and discontinued merchandise, discussed above.

Subsequent to December 26, 1999, the Company presented a plan to its lenders to reduce debt and return operations to profitability. In response to this plan, the lenders agreed in principal to amend certain provisions of the Company's loan agreements to correct the non-compliance issues, to extend certain matured facilities to April 3, 2000, and to provide additional funding of $10 million. As a condition to these agreements in principal, the Company has agreed to discontinue dividends on its common stock. Although documentation for these agreements is not yet fully completed, the Company believes that it will be agreed to and executed in the near future.

The Company can, however, give no assurances in regards to the final documentation mentioned above nor that certain lenders will extend the maturity of their facilities beyond the April 3, 2000 date. If the Company is unable to reach final agreement with its lenders or obtain extension of certain of its agreements, the Company's ability to meet its obligations could be impaired.


FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of the federal securities law. Such statements are based upon management's current expectations, projections, estimates and assumptions. Words such as "expects," "believes," "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those anticipated. These risks include, among others, general economic conditions, changing competition, the level and pricing of future orders from the Company's customers, the Company's dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company's ability to successfully implement new information technologies, the Company's ability to integrate its acquisitions and new licenses, and the Company's ability to implement improvements in its acquired businesses.



                      ITEM 3 - QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


The Company is exposed to market risk from changes in interest rates on debt, commodity prices and foreign exchange rates.

The Company's exposure to interest rate risk relates to its floating rate debt and advances from its factor, $82,736,000 and $8,690,000, respectively, of which was outstanding at December 26, 1999.

The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. To manage this risk, from time to time the Company enters into commodity future contracts and forward purchase contracts. No such contracts were outstanding at December 26, 1999.

The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended March 28, 1999, this subsidiary manufactured products for the Company with a value of approximately $7.2 million. The Company's investment in the subsidiary was approximately $4.7 million at December 26, 1999.

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


Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         At December 26, 1999, the Company was not in compliance with certain provisions of its bank loan agreements and with its 10.42% notes. Each of the lenders has agreed in principal to amend the affected provisions of its respective agreement so that the Company would have been in compliance at December 26, 1999 and prospectively based on the Company's projections. Preliminary documentation for these amendments has been received by the Company, but final versions have not yet been executed.


Item 4 - Submission of Matters to Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K


EXHIBIT
NUMBER              DESCRIPTION OF EXHIBITS
-------             -----------------------

27                  Financial  Data Schedule (for SEC use only)



  There were no reports on Form 8-K during the quarter ended December 26, 1999.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                                DECEMBER 26, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CROWN CRAFTS, INC.



Date:  February 14, 2000                          /s/  David S. Fraser
       -----------------                          -----------------------------
                                                  DAVID S. FRASER
                                                  (Chief Accounting Officer)