Form 10-K405
period 2000-04-02
CROWN CRAFTS INC
filed 2000-09-15
CIK 25895

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

                    FOR THE FISCAL YEAR ENDED APRIL 2, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] [ ]

     As of July 28, 2000, 8,608,843 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the NYSE closing price of these shares on that date) held by persons other than Officers, Directors, the Company's Employee Stock Option Plan, and 5% shareholders was approximately $2,725,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Crown Crafts, Inc., Proxy Statement in connection with its Annual Meeting of Shareholders on October 18, 2000 (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Crown Crafts, Inc., a Georgia corporation founded in 1957, operates, both directly and indirectly through its subsidiaries, in two principal business segments within the textile industry: Adult Home Furnishing and Juvenile Products, and Infant Products. Adult Home Furnishing and Juvenile Products consists of Bedroom Products (adult comforters and accessories), Throws and Decorative Home Accessories (primarily jacquard-woven throws in cotton, acrylic, rayon or chenille), and Juvenile Products (primarily Pillow Buddies(R)). The Infant Products segment consists of infant bedding, bibs, infant soft goods and accessories. Sales are generally made directly to retailers, primarily department and specialty stores, mass merchants, large chain stores and gift stores.

     These products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers' private labels in three product groups: bedroom products, throws and decorative home accessories, and infant and juvenile products.

     During the fiscal year ended March 29, 1998, the Company completed four acquisitions. Three of the acquired entities, Hamco, Inc., Noel Joanna, Inc. and Pinky Baby Products, are engaged in the design, manufacture, marketing and distribution of Infant Products. The fourth acquisition, Burgundy Interamericana, S.A. de C.V., operates in Mexico as a contract manufacturer of consumer textile products. The Company utilizes all of Burgundy's productive capacity in the manufacture of its own infant and other products, moving production from independent domestic and foreign manufacturers into Burgundy.

PRODUCTS

     The Company's products fall into three groups: 1) bedroom products, 2) throws and decorative home accessories, and 3) infant and juvenile products.

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

     Infant products include crib bedding, diaper stackers, mobiles, bibs, receiving blankets, burp cloths, bathing accessories and other infant soft goods and accessories.

     During the fiscal years ended April 2, 2000, March 28, 1999 and March 29, 1998, bedroom products represented 43%, 40% and 40% of consolidated net sales; throws and decorative home accessories represented 22%, 27% and 30% of consolidated net sales; and infant and juvenile products represented 35%, 33% and 30%, respectively, of consolidated net sales.

PRODUCT DESIGN AND STYLING

     The Company's research and development expenditures focus primarily on product design and styling. The Company believes styling and design are key components to its success. The Company's designs include traditional, contemporary, textured and whimsical patterns. The Company designs and manufactures products across a broad spectrum of retail price points and is continually developing new designs for all of its product groups.

     The Company's designers and stylists work closely with the marketing staff to develop new designs. The Company develops internally and obtains designs from numerous sources, including graphic artists, decorative fabric manufacturers, apparel designers, its employees and museums. The Company utilizes computer aided design systems to increase its design flexibility and reduce costs. In addition, these systems significantly shorten the time for responding to customer demands and changing market trends. The Company also creates designs for exclusive sale by certain of its customers.

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

     The Company's customers consist principally of department stores, chain stores, mass merchants, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and direct mail houses. During the fiscal years ended April 2, 2000, March 28, 1999, and March 29, 1998, sales to Wal-Mart Stores, Inc. accounted for 13%, 18% and 19% of net sales, respectively. Sales to Federated Department Stores were 14% in 2000 and sales to Toys R Us and Target Stores were each 11% in 2000 whereas in prior years each of these three companies represented less than 10% of total net sales. In June 1998, Wal-Mart informed the Company that, effective February 1, 1999, it would discontinue the Company's "Signature Series" line of bedding and accessories. Sales of all products in this line represented 9% of the Company's net sales in the fiscal year ended March 29, 1998. Because Wal-Mart continued to purchase these products from the Company during most of the fiscal year ended March 28, 1999, the full impact on net sales of this decision was not felt until the fiscal year that ended April 2, 2000.

     The Company's primary showroom and sales office is located in New York City, where there is also a showroom at the Calvin Klein building. Sales offices are also maintained in Chicago, Atlanta, Dallas, Huntington Beach, California and Rogers, Arkansas.

     The Company sells substantially all of its products to retailers for resale to consumers. The Company generally introduces new products to the retail trade during the industry's April and October home textile markets. Substantial shipments of successful new designs generally occur at least six months after the product introduction as more conservative buyers follow the lead of market innovators. New product introductions for the gift trade are concentrated in January-March and June-August when Goodwin Weavers and Churchill Weavers participate in numerous local and regional gift shows. The Company's infant product subsidiaries generally introduce new products once each year during the annual Juvenile Products Manufacturers' Association trade shows in October. Private label products manufactured by the Company are introduced throughout the year.

     The Company uses visually appealing and informative packaging, point-of-sale displays and advertising materials for retailers. Most of these are produced in the Company's own print shop, which offers design, typesetting and finishing services. The Company also regularly advertises its products in publications directed to the trade.

     The Company also markets primarily close-out and irregular products through its own retail "outlet" stores located in Calhoun, Georgia, Roxboro, North Carolina, Berea, Kentucky and Rancho Santa Margarita, California. In fiscal 2000, approximately 1.3% of the Company's sales were made through its outlet stores.

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

     The Company produces jacquard-woven bedspreads and throws at its weaving mills in Dalton, Georgia. These products are then finished, packed and shipped from the Calhoun, Georgia facilities. The Company also utilizes a warehouse and distribution center in Chatsworth, Georgia.

     The Company's infant products are produced primarily by domestic and foreign contract manufacturers. These products are then warehoused and shipped from facilities in Compton, California and Prairieville, Louisiana.

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

     The Company uses significant quantities of cotton, either in the form of cotton yarn, cotton fabric or polycotton fabric. Cotton is subject to ongoing price fluctuations. The price fluctuations are a result of cotton being an agricultural product subject to weather patterns, disease and other factors as well as supply and demand considerations, both domestically and internationally. To reduce the effect of potential price fluctuations, the Company makes commitments for future purchases of cotton yarns and fabrics up to a year before delivery. Nonetheless, significant increases in the price of cotton could adversely affect the Company's operations.

SEASONALITY, INVENTORY MANAGEMENT

     Historically, the Company has experienced a seasonal sales pattern, which in the last two years has become more pronounced. Sales are lowest in the first fiscal quarter and peak in the third fiscal quarter.

     The Company carries normal inventory levels to meet delivery requirements of customers. Customer returns of merchandise shipped are approximately 2% of net sales.

ORDER BACKLOG

     The Company's backlogs of unfilled customer orders believed by management to be firm were $40.1 million and $58.0 million at July 28, 2000 and July 25, 1999, respectively. The majority of these unfilled orders are shipped within approximately eight weeks, and none is expected to be shipped beyond the completion of the current fiscal year ending April 1, 2001. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlogs are a meaningful indicator of future business.

TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company's products are marketed in part under well-known trademarks. The Company considers its trademarks to be of material importance to its business. Adult comforters and accessories primarily carry the trademark Crown Crafts(R). The majority of throws carry the trademarks Crown Crafts(R) or Goodwin Weavers(R). Infant products carry the trademarks Red Calliope(R), Little Bedding(R), NoJo(R), Hamco(R) and Pinky Baby(R). Protection for these marks is obtained through domestic and foreign registrations. Also important to the Company is the trademark Royal Sateen(R), which was developed in a joint effort with Kitan Textile Industries

Ltd. of Israel. Kitan is the registered owner of the mark, and the Company is the exclusive marketer of Royal Sateen products in North America.

     In addition, certain products are manufactured and sold pursuant to licensing agreements for trademarks that include, among others: Calvin Klein(R), Disney(R), Tracy Porter(R), Colonial Williamsburg(R), Warner Bros.(R), and Thomas Kinkade(R). The licensing agreements for the Company's designer brands generally are for a term of 2 to 6 years, and may or may not be subject to renewal or extension. Sales of product under the Company's licenses with Calvin Klein, Inc. and The Walt Disney Company accounted for 15% and 13%, respectively, of the Company's total sales volume during fiscal 2000. Although revenue has not been material, pursuant to its license agreements, the Company has licensed and has sold fabric for certain of its more successful designs to manufacturers of other products such as bath accessories, table linens, wallpaper borders and rugs. The Company believes that its licensing activities, both as a licensee and licensor, will continue to increase in importance as the Company grows.

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

     The Company's aggregate commitment for minimum guaranteed royalty payments under all of its license agreements is $8.2 million, $3.2 million, $2.3 million, $2.3 million and $0 for fiscal 2001, 2002, 2003, 2004 and 2005 and thereafter, respectively. The Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company's total royalty expense, net of royalty income, was $15.8 million, $13.4 million and $8.7 million, for fiscal 2000, 1999, and 1998, respectively.

COMPETITION

     The textile industry, including the market for home furnishings products, is highly competitive. The Company competes with a variety of manufacturers, many of which are vertically integrated textile companies with substantially greater resources than the Company, and many of which are of similar size to the Company. Competitors may have customer relationships that may be superior to those of the Company and may have substantially greater resources. The Company believes that it is the sixth largest domestic manufacturer of bed coverings, including comforters, comforter sets and jacquard-woven bedspreads, with a total market share of less than 10%. The Company also believes that it is one of the largest domestic manufacturer of throws enjoying approximately one-quarter of this segment and that it is the largest producer of infant bed coverings and bibs, enjoying approximately one-third of these segments.

     The Company competes on the basis of quality, design, price, service and packaging. The Company's products face significant competition from imports, especially in matelasse coverlets and throws. The availability of imports at low prices has increased importing at the expense of the domestic textile industry and this trend will continue. The Company believes that its ability to implement future price increases for its products may be limited by current or future overcapacity in the domestic textile industry.

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

EMPLOYEES

     At July 28, 2000, the Company had approximately 1,850 employees. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees to be good. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement.

INTERNATIONAL SALES

     Sales to customers in foreign countries other than the United States are not currently material to the Company's business.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in executive offices in Atlanta, Georgia. The Company occupies approximately 41,200 square feet at this location under leases that expire June 29, 2002 and September 30, 2000, with renewal options for two five-year periods.

     The following table summarizes certain information regarding the Company's principal properties.

                                                                        APPROXIMATE    OWNED/
LOCATION                                           USE                  SQUARE FEET    LEASED
--------                                           ---                  -----------   ---------
Atlanta, Georgia..................  Administrative and sales office        41,200     Leased(1)
Aguascalientes, Mexico............  Offices, warehouse, and                82,000     Leased(2)
                                    distribution center
Berea, Kentucky...................  Offices, manufacturing, warehouse,     38,000     Owned
                                    and distribution facilities and
                                    retail store
Blowing Rock, North Carolina......  Three buildings, housing               25,000     Owned
                                    administrative and sales offices,
                                    and factory outlet store
Calhoun, Georgia..................  Two buildings, housing offices,       274,000     Owned
                                    manufacturing facilities, sample
                                    department, print shop and factory
                                    outlet store
Calhoun, Georgia..................  Warehouse and distribution center     234,000     Owned
Calhoun, Georgia..................  Two warehouses                        120,000     Leased(3)
Chatsworth, Georgia...............  Manufacturing facility, warehouse     115,000     Owned
                                    and distribution center
Compton, California...............  Offices, warehouse and                157,400     Leased(4)
                                    distribution center
Compton, California...............  Warehouse                             100,000     Leased(5)
Dalton, Georgia...................  Two buildings, housing                150,000     Owned
                                    manufacturing facilities
Gonzales, Louisiana...............  Warehouse                              60,000     Leased(6)
Manchester, New Hampshire.........  Offices, warehouse, and                18,900     Leased(7)
                                    distribution center
New York, New York................  Sales and design offices and           41,600     Leased(8)
                                    showroom
Prairieville, Louisiana...........  Offices, warehouse, and                23,175     Leased(9)
                                    distribution center

                                                                        APPROXIMATE    OWNED/
LOCATION                                           USE                  SQUARE FEET    LEASED
--------                                           ---                  -----------   ---------
Rancho Santa Margarita,
  California......................  Offices, warehouse, and                51,900     Leased(10)
                                    distribution center
Roxboro, North Carolina...........  Five buildings, housing               362,200     Leased(11)
                                    manufacturing facilities,
                                    warehouses and distribution
Roxboro, North Carolina...........  Warehouse and Outlet Store             36,500     Owned
Timberlake, North Carolina........  Two buildings, housing                420,000     Owned
                                    manufacturing facilities,
                                    warehouse and distribution
                                    centers, and administrative
                                    offices

---------------

 (1) Leases expire June 29, 2002 and September 30, 2000 (renewable for two five-year periods).
 (2) Leases expire January 15, 2001 and February 1, 2001 (renewable for one two-year period).
 (3) Leases expire as follows: (a) 40,000 square feet on April 1, 2001 and (b) 80,000 square feet on April 30, 2002.
 (4) Lease expires May 31, 2001 (renewable for one two-year period and one three-year period).
 (5) Lease expires May 31, 2004.
 (6) Lease expires March 31, 2001.
 (7) Leases expire December 31, 2001.
 (8) Lease expires April 30, 2007 (renewable for up to two additional five-year periods).
 (9) Leases expire March 31, 2003.
(10) Lease expires July 31, 2001.
(11) Leases expire as follows: (a) 76,500 square feet on February 28, 2005; (b) 285,700 square feet on month to month leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended April 2, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company is authorized by its Articles of Incorporation to issue up to 50,000,000 shares of capital stock, all of which are designated Common Stock, par value $1.00 per share.

COMMON STOCK

     The Company's common stock (the "Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol "CRW". The Company is currently below the minimum standards of market capitalization for continued listing by the NYSE. The Company has submitted to the NYSE a confidential plan to improve profitability and increase its market capitalization. If the NYSE accepts the Company's plan, the Company will have 18 months to attain the minimum standards for continued listing. The following table presents quarterly information on the price range of the Company's Common Stock for the fiscal years ended April 2, 2000 and March 28, 1999. This information indicates the high and low sale prices as reported by the NYSE.

                          QUARTER                              HIGH      LOW
                          -------                             ------    -----
                                                              (IN THOUSANDS,
                                                                EXCEPT PER
                                                                SHARE DATA)
FISCAL 2000
First Quarter...............................................    $ 5 7/8  $ 4 3/8
Second Quarter..............................................      4 1/2    3 3/4
Third Quarter...............................................      3 1/4    2 3/8
Fourth Quarter..............................................      3        1 5/16

FISCAL 1999
First Quarter...............................................    $22 1/4  $13 7/16
Second Quarter..............................................     16 1/2    7 3/8
Third Quarter...............................................      8        5 1/2
Fourth Quarter..............................................      7 1/2    5 1/8

     As of July 28, 2000 there were issued and outstanding 8,608,843 shares of the Company's Common Stock held by approximately 498 registered holders. The estimated number of beneficial holders does not reflect the approximately 2,000 individual employee accounts in the Company's Employee Stock Ownership Plan. At July 28, 2000, the Company's Common Stock closed at $0.625 (5/8).

     In fiscal 2000, the Company paid a dividend of $0.03 per share on its Common Stock on June 27, 1999, September 26, 1999, and December 26, 1999. As part of the conditions under the amendment of its loan agreements and to conserve liquidity, the Company did not pay a dividend in the fourth quarter of fiscal 2000. Any dividends paid by the Company on its Common Stock in the future will depend upon the earnings and financial condition of the Company as well as restrictions in the loan agreements which currently prohibit the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended April 2, 2000 is from the Company's financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report.

                                                                  FISCAL YEAR
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR
Net sales...................................  $319,893   $362,071   $319,238   $256,385   $219,002
Gross profit................................    35,156     51,259     71,089     51,737     42,452
(Loss) earnings from operations.............   (19,558)    (5,221)    18,993     11,641     10,625
Net (loss) earnings.........................   (29,148)   (11,772)     7,806      3,631      3,947
Basic (loss) earnings per share.............     (3.39)     (1.37)      0.97       0.46       0.49
Diluted (loss) earnings per share...........     (3.39)     (1.37)      0.92       0.45       0.48
Cash dividends per share....................      0.09       0.12       0.12       0.12       0.12
AT YEAR END
Total assets................................  $215,004   $264,851   $241,666   $189,556   $185,698
Long-term debt..............................   106,593     72,857     50,100     71,200     69,300
Shareholders' equity........................    56,815     86,779     97,323     85,695     83,017

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

     During the fiscal year ended March 29, 1998, the Company acquired four companies: Hamco, Inc., Pinky Baby Products, Noel Joanna, Inc. and Burgundy Interamericana, S.A. de C.V. Hamco and Pinky design, manufacture, market and distribute bibs and other infant soft goods. Noel Joanna designs, markets and distributes infant bedding and accessories. Burgundy, located in Aguascalientes, Mexico, was a contract manufacturer of consumer textile products. Post-acquisition, Burgundy's production capacity has been utilized exclusively for the manufacture of the Company's products.

ERP SOFTWARE

     From October through December 1997, the Company conducted an assessment of its computer applications and systems in order to determine whether existing systems were sufficient to meet the Company's future business information needs. As a result, the Company decided to install an Enterprise Resource Planning
(ERP) software program. The ERP program was expected to replace substantially all of the Company's existing business applications software and to result in significant improvements in the functionality and efficiency of the Company's business processes. From January through March 1998, the Company developed a more detailed assessment of its current business processes and systems, identified potentially appropriate software packages, prepared requests for proposals, interviewed software vendors and evaluated alternatives. All costs and expenses associated with this process were expensed as incurred.

     During fiscal 1999, the Company, together with its consultants, completed the design of its ERP program, selected certain vendors, began testing of the system and established plans for implementation. The implementation in fiscal 2000 converted the home office, certain sales offices and the Company's Georgia operations to the new ERP system in July 1999. Conversion of the North Carolina operations was planned for December 1999 but was postponed following difficulties in the Georgia implementation. The Company has not yet established plans or begun design for converting its infant product companies to the ERP system. During fiscal years 1999 and 2000, the Company incurred capitalized expenditures of approximately $11 million and $5 million, respectively, pertaining to this project. In the fiscal year ended April 2, 2000, the Company's operating expenses increased compared to fiscal year 1999 due to costs of the new ERP system in addition to continued legacy system costs.

RESULTS OF OPERATIONS: FISCAL 2000 COMPARED TO FISCAL 1999

     Total net sales for fiscal 2000 decreased $42.2 million, or 11.6%, to $320 million. Net sales of bedroom products decreased $10 million to $135.6 million, net sales of throws and decorative home accessories decreased $26.9 million to $71.3 million, and net sales of infant and juvenile products decreased $4.7 million to $112.9 million.

     The decrease in sales of bedroom products was the result of decreased sales in the Studio bedding line, partly offset by strong growth in the sales of Calvin Klein Home products. The decrease in sales of throws and decorative home accessories was primarily attributable to decreased sales of woven bedspreads and imported fleece throws. Sales of woven products were adversely affected by problems in the ERP implementation starting in July 1999 that prevented timely shipment and billing of product.

     As a result of shipping delays, the Company experienced continued increases in customer claims and closeout inventory. Despite the decrease in sales, sales deductions and allowances increased by $6.4 million, or 2% of net sales. The decrease in sales of infant and juvenile products was primarily attributable to decreased sales of Pillow Buddies(R) as the product matured and to decreased sales of infant bedding, partly offset by an increase in sales of infant bibs and bath.

     In fiscal 2000, cost of sales increased to 89.0% of net sales from 85.8% in fiscal 1999. Reasons for the increase include the lower level of sales compared to certain fixed costs, continuing decline in the utilization of the Roxboro, North Carolina facilities and increased royalty expense of $2.4 million.

     Marketing and administrative expenses decreased by $1.8 million, or 3.1% for fiscal 2000 as the Company responded to the decline in sales by reducing expenses.

     Interest expense increased by $3.6 million as a result of both higher borrowings and higher interest rates. Other expense declined by $1.8 million as prior year expenses included the loss on the sale of Textile, Inc.

     In fiscal 2000, the effective tax rate declined to 12.2% from 30.8% in fiscal 1999. Due to the losses incurred, the Company has a net operating loss carryforward of $42 million that is available to offset future taxable income, although a valuation reserve has been established for some of the benefit of the carryforward due to uncertainty regarding realization.

RESULTS OF OPERATIONS: FISCAL 1999 COMPARED TO FISCAL 1998

     Total net sales for fiscal 1999 increased $42.8 million, or 13.4%, to $362.1 million. Net sales of bedroom products increased $17.5 million to $145.5 million, net sales of throws and decorative home accessories increased $4 million to $98.2 million, and net sales of infant and juvenile products increased $23.3 million to $117.6 million.

     The increase in sales of bedroom products was primarily attributable to increased sales of imported sheets and Calvin Klein Home products. The increase in sales of throws and decorative home accessories was primarily attributable to increased sales of woven bedspreads and imported fleece throws.

     The increase in sales of infant and juvenile products was primarily attributable to increased sales of Pillow Buddies(R) and to the full year operation of Noel Joanna, Inc. and Pinky Baby Products acquired during the prior fiscal year on August 18, 1997 and January 2, 1998, respectively.

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

     Marketing and administrative expenses increased by $4.4 million, or 8.4%, for fiscal 1999, primarily because of the full year effect of companies acquired during the prior fiscal year and because of higher marketing expenses associated with the Calvin Klein Home line of products. As a percent of net sales, however, operating expenses declined to 15.6% in fiscal 1999 from 16.3% in fiscal 1998.

     Interest expense increased by approximately $3.4 million in fiscal 1999 because of higher borrowings and higher effective interest rates. Other expense increased in fiscal year 1999 primarily because of a loss on the sale of Textile, Inc.

     In fiscal 1999, the effective tax rate declined to 30.8% from 37.6% in fiscal 1998. This decline resulted from losses incurred by the Company's Mexican subsidiary, Burgundy Interamericana, S.A. de C.V., not includable for United States tax purposes, and a capital loss from the sale of Textile, Inc. without off-setting capital income.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $3.2 million for the year ended April 2, 2000 compared to net cash used of $3.7 million for the year ended March 28, 1999. Cash of approximately $23.1 million from decreased working capital more than offset the increased loss of $17.4 million. Net cash used in investing activities was $6.5 million for the year ended April 2, 2000 compared to $28.8 million for the year ended March 28, 1999. The decrease in cash used for investing activities reflects the absence of acquisitions as well as a decline in expenditures for new equipment following a decrease in sales growth. Cash provided by financing activities was $4.0 million for the year ended April 2, 2000 compared to $32.4 million for the year ended March 28, 1999. The decrease in cash provided by financing activities was partly due to changes in the Company's business plans as well as limits on available credit.

     The Company's ability to make scheduled payments of principal, to pay the interest on, or to refinance its maturing indebtedness by April 2, 2001 to fund capital expenditures or to comply with its debt covenants, will depend upon future performance. The Company's future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated increases in cash flow from improved inventory management, cost reduction initiatives, as well as the planned withdrawal from under-performing product lines, the Company believes that cash flow from operations together with advances available from factored accounts receivable will be adequate to meet liquidity needs through April 1, 2001.

     The Company's notes in the amount of $42.9 million placed with an insurance company and the revolving credit facilities contain similar restrictive covenants requiring the Company to maintain certain ratios of earnings to fixed charges and of total debt to total capitalization. In addition, the bank revolving credit facilities contain certain covenants requiring the Company to maintain minimum levels of shareholders' equity and certain ratios of total debt to cash flow. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends. Other covenants of these revolving credit facilities require the Company to maintain certain financial ratios and place restriction on the amounts the Company may expend on acquisitions and purchases of treasury stock.

     On August 11, 1999, the Company executed agreements with its two commercial banks and with the holder of its notes to restructure certain provisions of its borrowing arrangements. Among other things, the agreement extended the maturity of the $30 million revolving credit facilities to April 3, 2000, and of the additional revolving credit facility, in the reduced amount of $15 million, to March 31, 2000, and adjusted financial and other covenants based on the Company's projections. In exchange, the Company has granted security interests in substantially all of its assets and adjusted the interest rate on its bank facilities to each bank's Base Rate plus 1%. These agreements were subsequently amended to extend the maturity of the loans to August 31, 2000 and revise certain of the covenants.

     On August 31, 2000, the Company concluded a restructuring of its debt. The agreements extend the maturity of the debt to April 3, 2001 and adjust financial and other covenants based on the Company's projections. The restructured loan covenants limit capital expenditures for fiscal 2001 to $4.4 million, limit the level of advances on factored accounts receivable to $36 million, require certain levels of borrowing base assets relative to the debt, and require certain levels of cash flow on a monthly basis, totaling $14.5 million for fiscal 2001. Compliance and reporting to the lenders is daily with respect to the level of factor advances and borrowing base assets, and monthly with respect to other covenants. In exchange, the Company has agreed to issue to the lenders warrants exercisable for 10% of the Company's issued and outstanding stock exercisable not later than December 31, 2005. The warrants will be extinguished at the rate of 2% for each 1% reduction in the Company's debt. The interest rate on the credit facilities was increased by 1% to each bank's Base Rate plus 2% and on the notes placed with an insurance company to 11.77%. The margin over Base Rate is subject to change after January 1, 2001 depending upon the level of debt. The principal payment on the notes was deferred until April 3, 2001, but the Company is required to make repayments of $19 million on its debt between December 8, 2000 and April 1, 2001. The Company believes that it has adequate cash flow from operations and factor advances to make these payments. The available factor advance was $8 million at September 1, 2000.

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

     The agreement with its lenders, described above, provides for the Company to finance its seasonal working capital needs by taking advances against its factored receivables of up to $36 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS No. 133"). This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties for a large number of entities preparing to implement SFAS No. 133. The effect on the Company's financial statements upon adoption of SFAS No. 133 has not been determined. SFAS 133 and its amendments are effective for the Company beginning in the first quarter of fiscal 2002.

     The SEC recently issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition. The Company is currently evaluating the effect of this pronouncement on its financial statements.

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

     The Company's exposure to interest rate risk relates to its floating rate debt, $82.7 million of which was outstanding at April 2, 2000.

     The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. To manage this risk, from time to time the Company enters into commodity future contracts and forward purchase contracts. No such contracts were outstanding at April 2, 2000.

     The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended April 2, 2000, this subsidiary manufactured products for the Company with a value of approximately $7.5 million. The Company's investment in the subsidiary was approximately $4.4 million at April 2, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-16 herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has neither changed its independent accountants nor had any disagreements on accounting or financial disclosure with such accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the Company's directors and executive officers is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 18, 2000 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference. The information with respect to Item 405 of Registration S-K is set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Registrant are filed with this report and included in Part II, Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of April 2, 2000 and March
  28, 1999..................................................  F-3
Consolidated Statements of Operations and Comprehensive
  (Loss) Income for the Three Fiscal Years in the Period
  Ended April 2, 2000.......................................  F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the Three Fiscal Years in the Period Ended April 2,
  2000......................................................  F-5
Consolidated Statements of Cash Flows for the Three Fiscal
  Years in the Period Ended April 2, 2000...................  F-6
Notes to Consolidated Financial Statements..................  F-7

(A)2. FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule of Registrant is filed with this report:

Schedule II -- Valuation and Qualifying Accounts............  Page 14

     All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

SCHEDULE II                                    VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                                COLUMN B     COLUMN C     COLUMN D      COLUMN E
--------                                               ----------   ----------   -----------   ----------
                                                                    CHARGED TO
                                                                    COSTS AND
                                                       BALANCE AT   (REVERSED                  BALANCE AT
                                                       BEGINNING      FROM)                      END OF
                                                       OF PERIOD     EXPENSES    DEDUCTIONS*     PERIOD
                                                       ----------   ----------   -----------   ----------
                                                                         (IN THOUSANDS)
Accounts Receivable Valuation Accounts:
Year Ended March 29, 1998
  Reserve for doubtful accounts......................    $1,220       $  951       $1,472        $  699
  Reserve for customer deductions....................     2,282          426                      2,708
Year Ended March 28, 1999
  Reserve for doubtful accounts......................    $  699       $  740       $  710        $  729
  Reserve for customer deductions....................     2,708        1,801                      4,509
Year Ended April 2, 2000
  Reserve for doubtful accounts......................    $  729       $  541       $  661        $  609
  Reserve for customer deductions....................    $4,509       $  653                     $5,162

Inventory Valuation Accounts:
Year Ended March 29, 1998
  Reserve for discontinued and irregulars............    $2,398       $  677                     $3,075
Year Ended March 28, 1999
  Reserve for discontinued and irregulars............    $3,075       $2,927                     $6,002
Year Ended April 2, 2000
  Reserve for discontinued and irregulars............    $6,002       $  174                     $6,176

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

          2. Philip Bernstein Death Benefits Agreement dated March 30, 1992 (5) (Exhibit 10(b)(ii))

          3. Description of Crown Crafts, Inc. Executive Incentive Bonus Plan
     (5) (Exhibit 10(b)(iii))

          4. Crown Crafts, Inc. 1995 Stock Option Plan (1) (Exhibit 10(b)(iv))

          5. Form of Nonstatutory Stock Option Agreement (pursuant to 1995 Stock Option Plan) (1) (Exhibit 10(b)(v))

          6. Form of Nonstatutory Stock Option Agreement for Nonemployee Directors (pursuant to 1995 Stock Option Plan) (1) (Exhibit 10 (b)(vi))

(A)5. EXHIBITS

     Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

 EXHIBIT
  NUMBER                          DESCRIPTION OF EXHIBITS
 -------                          -----------------------
2(a)        --  Merger Agreement dated as of October 8, 1995 between and among Registrant and CC Acquisition Corp, and Neal Fohrman and Stanley Glickman and The Red Calliope and Associates,
                Inc.(7)
3(a)        --  Restated Articles of Incorporation of Registrant.(1)
3(b)        --  Bylaws of Registrant.(1)
4(a)        --  Instruments defining the rights of security holders are contained in the Restated Articles of Incorporation of
                Registrant, and Article I of the Restated Bylaws of
                Registrant.(1)
4(b)        --  Form of Rights Agreement dated as of August 11, 1995 between the Registrant and Trust Company Bank, including Form of
                Right Certificate and Summary of Rights to Purchase Common
                Shares.(2)
10(a)(i)    --  9.22% Note Agreement with The Prudential Insurance Company of America.(3)
10(a)(ii)   --  Letter Agreement with The Prudential Insurance Company of
                America dated July 23, 1991.(4)
10(a)(iii)  --  Letter Agreement with The Prudential Insurance Company of
                America dated April 9, 1992.(4)
10(a)(iv)   --  Letter Agreement with The Prudential Insurance Company of
                America dated May 21, 1993.(5)
10(a)(v)    --  Letter Agreement with The Prudential Insurance Company of
                America dated July 14, 1994.(8)
10(a)(vi)   --  Letter Agreement with The Prudential Insurance Company of
                America dated July 29, 1994(8)
10(a)(vii)  --  Letter Agreement with The Prudential Insurance Company of
                America dated March 31, 1995.(8)
10(a)(viii)  -- Letter Agreement with The Prudential Insurance Company of
                America dated October 12, 1995.(1)
10(b)(i)    --  Crown Crafts, Inc. Non-Qualified Stock Option Plan.(6)
10(b)(ii)   --  Philip Bernstein Death Benefits Agreement dated March 30,
                1992.(5)
10(b)(iii)  --  Description of Crown Crafts, Inc. Executive Incentive Bonus
                Plan.(5)

 EXHIBIT
  NUMBER                          DESCRIPTION OF EXHIBITS
 -------                          -----------------------
10(b)(iv)   --  Crown Crafts, Inc. 1995 Stock Option Plan.(1)
10(b)(v)    --  Form of Nonstatutory Stock Option Agreement (pursuant to
                1995 Stock Option Plan).(1)
10(b)(vi)   --  Form of Nonstatutory Stock Option Agreement for Nonemployee
                Directors (pursuant to 1995 Stock Option Plan).(1)
10(c)(i)    --  Revolving Credit Agreement dated August 25, 1995 with
                NationsBank, National Association (Carolinas).(1)
10(c)(ii)   --  Amendment No. 1 to Revolving Credit Agreement dated May 1,
                1996 with NationsBank, National Association (Carolinas).(9)
10(c)(iii)  --  Amendment No. 2 to Revolving Credit Agreement dated June 28,
                1996 with NationsBank, National Association (Carolinas).(10)
10(c)(iv)   --  Letter Agreement with NationsBank, N.A. dated December 23,
                1996.(10)
10(c)(v)    --  Letter Agreement with NationsBank, N.A. dated January 23,
                1997.(10)
10(c)(vi)   --  Letter Agreement with NationsBank, N.A. dated May 22,
                1997.(10)
10(c)(vii)  --  Letter Agreement with NationsBank, N.A. dated November 6,
                1997.(11)
10(c)(viii)  -- Letter Agreement with NationsBank, N.A. dated January 14,
                1998.(11)
10(d)(i)    --  Revolving Credit Agreement dated August 25, 1995 with
                Wachovia Bank of Georgia, N.A.(1)
10(d)(ii)   --  Amendment No. 1 to Revolving Credit Agreement dated May 1,
                1996 with Wachovia Bank of Georgia, N.A.(9)
10(d)(iii)  --  Amendment No. 2 to Revolving Credit Agreement dated June 28,
                1996 with Wachovia Bank of Georgia, N.A.(10)
10(d)(iv)   --  Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                December 24, 1996.(10)
10(d)(v)    --  Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                January 22, 1997.(10)
10(d)(vi)   --  Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                May 22, 1997.(10)
10(d)(vii)  --  Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                November 7, 1997. (11)
10(d)(viii)  -- Letter Agreement with Wachovia Bank of Georgia, N.A. dated
                January 22, 1998. (11)
10(e)(i)    --  Note Purchase and Private Shelf Facility dated October 12,
                1995 with The Prudential Insurance Company of America.(1)
10(e)(ii)   --  Letter Agreement dated April 4, 1996 with The Prudential
                Insurance Company of America.(9)
10(f)       --  Lease Agreement dated June 28, 1996 between 1185 Avenue of the Americas Associates as Lessor and Crown Crafts Home
                Furnishings, Inc. as Lessee.(9)
10(g)       --  License Agreement dated January 1, 1998 between Disney
                Enterprises, Inc. as Licensor and Crown Crafts, Inc. as
                Licensee(11)
10(h)       --  License Agreement dated May 11, 1998 between Calvin Klein,
                Inc. as Licensor, Crown Crafts Designer, Inc. (a
                wholly-owned subsidiary of the Registrant), and Crown
                Crafts, Inc. as Guarantor.(11)
10(i)(i)    --  Bank of America Revolving Credit Agreement(12)
10(i)(ii)   --  Wachovia Revolving Credit Agreement(12)
10(i)(iii)  --  Amendment to Note Agreement dated August 4, 1999(12)

 EXHIBIT
  NUMBER                          DESCRIPTION OF EXHIBITS
 -------                          -----------------------
10(i)(iv)   --  Amendment to Note Agreement dated August 11, 1999(12)
10(i)(v)    --  Crown Crafts Security Agreement(12)
10(i)(vi)   --  Crown Crafts Stock Pledge Agreement(12)
10(i)(vii)  --  Form of Subsidiary Security Agreement(12)
10(i)(viii)  -- Form of Subsidiary Guaranty Agreement(12)
10(j)(i)    --  Amendment No. 1 to Bank of America Revolving Credit
                Agreement(13)
10(j)(ii)   --  Amendment No. 1 to Wachovia Bank Revolving Credit
                Agreement(13)
10(j)(iii)  --  Waiver of The Prudential Insurance Company of America(13)
10(k)(i)    --  Amendment No. 2 to Bank of America Revolving Credit
                Agreement(14)
10(k)(ii)   --  Amendment No. 2 to Wachovia Bank Revolving Credit
                Agreement(14)
10(k)(iii)  --  Waiver of The Prudential Insurance Company of America(14)
21          --  Subsidiaries of the Registrant(11)
23          --  Consent of Deloitte & Touche LLP
27.1        --  Financial Data Schedule (for SEC use only)

---------------

 (1) Incorporated herein by reference to exhibit of same number to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1995.
 (2) Incorporated herein by reference to exhibit of same number to Registrant's Report on Current Form 8-K dated August 22, 1995.
 (3) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.
 (4) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1992.
 (5) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1993.
 (6) Incorporated herein by reference to exhibit of same number to Registrant's Registration Statement on Form S-8, filed April 8, 1994. (Reg. No. 33-77558).
 (7) Incorporated herein by reference to exhibit of same number to Registrant's Report on Current Form 8-K dated November 13, 1995.
 (8) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1995.
 (9) Incorporated herein by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(10) Incorporated herein by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1997.
(11) Incorporated herein by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.
(12) Incorporated herein by reference to exhibit of same number to Registrant's Report on Current Form 8-K dated August 4, 1999.
(13) Incorporated herein by reference to exhibit of same number to Registrant's Report on Current Form 8-K dated February 23, 2000.
(14) Incorporated herein by reference to exhibit of same number to Registrant's Report on Current Form 8-K dated March 13, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROWN CRAFTS, INC.

                                          By:   /s/ MICHAEL H. BERNSTEIN
                                            ------------------------------------
                                                    Michael H. Bernstein
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                        TITLE                   DATE
                     ----------                                        -----                   ----

              /s/ MICHAEL H. BERNSTEIN                 Chief Executive Officer, Director      8/31/00
-----------------------------------------------------
                Michael H. Bernstein

               /s/ E. RANDALL CHESTNUT                 Executive Vice President, Director     8/31/00
-----------------------------------------------------
                 E. Randall Chestnut

                 /s/ MARVIN A. DAVIS                   Director                               8/31/00
-----------------------------------------------------
                   Marvin A. Davis

                 /s/ JANE E. SHIVERS                   Director                               8/31/00
-----------------------------------------------------
                   Jane E. Shivers

                /s/ ALFRED M. SWIREN                   Director                               8/31/00
-----------------------------------------------------
                  Alfred M. Swiren

                 /s/ RICHARD N. TOUB                   Director                               8/31/00
-----------------------------------------------------
                   Richard N. Toub

                 /s/ CARL A. TEXTER                    Chief Accounting Officer               8/31/00
-----------------------------------------------------
                   Carl A. Texter

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Audited Financial Statements:
  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheets as of April 2, 2000 and March
     28, 1999...............................................   F-3
  Consolidated Statements of Operations and Comprehensive
     (Loss) Income for the Three Fiscal Years in the Period
     Ended April 2, 2000....................................   F-4
  Consolidated Statements of Changes in Shareholders' Equity
     for the Three Fiscal Years in the Period Ended April 2,
     2000...................................................   F-5
  Consolidated Statements of Cash Flows for the Three Fiscal
     Years in the Period Ended April 2, 2000................   F-6
  Notes to Consolidated Financial Statements................   F-7
     Note #  1 -- DESCRIPTION OF BUSINESS
     Note #  2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Note #  3 -- ACQUISITIONS
     Note #  4 -- DISCONTINUANCE OF CERTAIN BUSINESSES
     Note #  5 -- INVENTORIES
     Note #  6 -- FINANCING ARRANGEMENTS
     Note #  7 -- INCOME TAXES
     Note #  8 -- RETIREMENT PLANS
     Note #  9 -- STOCK OPTIONS
     Note # 10 -- EARNINGS PER SHARE
     Note # 11 -- MAJOR CUSTOMERS
     Note # 12 -- COMMITMENTS AND CONTINGENCIES
     Note # 13 -- SEGMENT AND RELATED INFORMATION
     Note # 14 -- SUBSEQUENT EVENTS
Supplemental Financial Information:
  Selected Quarterly Financial Information (unaudited)......  F-16

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Crown Crafts, Inc.

     We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of April 2, 2000 and March 28, 1999 and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 2, 2000. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of April 2, 2000 and March 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Atlanta, Georgia
August 15, 2000
(August 31, 2000
as to Note 6)

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        APRIL 2, 2000 AND MARCH 28, 1999

                                                                2000       1999
                                                              --------   --------
                                                              (DOLLAR AMOUNTS IN
                                                               THOUSANDS, EXCEPT
                                                              SHARE AND PAR VALUE
                                                                  PER SHARE)
                                     ASSETS
CURRENT ASSETS:
Cash........................................................  $  1,453   $    744
Accounts receivable (less allowances of $5,771 in 2000 and
  $5,238 in 1999):
  Due from factor...........................................    25,432     48,042
  Other.....................................................     3,580      7,355
Inventories, net............................................    73,269     87,287
Deferred income taxes.......................................     1,770        776
Income tax recoverable......................................        47      4,422
Other current assets........................................     6,938      7,258
                                                              --------   --------
         Total current assets...............................   112,489    155,884
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT -- at cost:
Land, buildings and improvements............................    45,613     45,190
Machinery and equipment.....................................    97,972     92,689
Furniture and fixtures......................................     2,142      2,100
                                                              --------   --------
                                                               145,727    139,979
Less accumulated depreciation...............................    72,705     60,858
                                                              --------   --------
         Property, plant and equipment -- net...............    73,022     79,121
                                                              --------   --------
OTHER ASSETS:
Goodwill (net of amortization of $4,067 in 2000 and $3,036
  in 1999)..................................................    25,228     25,558
Other.......................................................     4,265      4,288
                                                              --------   --------
         Total other assets.................................    29,493     29,846
                                                              --------   --------
         Total Assets.......................................  $215,004   $264,851
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable...............................................             $ 56,150
Accounts payable............................................  $ 17,997     25,339
Accrued wages and benefits..................................     5,022      5,017
Accrued royalties...........................................     3,538        833
Other accrued liabilities...................................     3,444      5,112
Current maturities of long-term debt........................    19,000      7,243
                                                              --------   --------
         Total current liabilities..........................    49,001     99,694
                                                              --------   --------
NON-CURRENT LIABILITIES:
Long-term debt..............................................   106,593     72,857
Deferred income taxes.......................................     1,850      4,776
Other.......................................................       745        745
                                                              --------   --------
         Total non-current liabilities......................   109,188     78,378
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Common stock -- par value $1.00 per share 50,000,000 shares
  authorized, 9,983,305 issued..............................     9,983      9,983
Additional paid-in capital..................................    46,096     46,096
Retained earnings...........................................    21,110     51,032
Cumulative currency translation adjustment..................       (65)       (23)
Common stock held in treasury -- 1,374,462 shares at cost...   (20,309)   (20,309)
                                                              --------   --------
         Total shareholders' equity.........................    56,815     86,779
                                                              --------   --------
         Total Liabilities and Shareholders' Equity.........  $215,004   $264,851
                                                              ========   ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
      FISCAL YEARS ENDED APRIL 2, 2000, MARCH 28, 1999 AND MARCH 29, 1998

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT (LOSS)
                                                                   EARNINGS PER SHARE)
Net sales...................................................  $319,893   $362,071   $319,238
Cost of products sold.......................................   284,737    310,812    248,149
                                                              --------   --------   --------
Gross profit................................................    35,156     51,259     71,089
Marketing and administrative expenses.......................    54,714     56,480     52,096
Loss on sale of Textile, Inc................................                1,805
                                                              --------   --------   --------
(Loss) earnings from operations.............................   (19,558)    (7,026)    18,993
Other income (expense):
  Interest expense..........................................   (13,572)    (9,945)    (6,562)
  Other -- net..............................................       (65)       (31)        84
                                                              --------   --------   --------
(Loss) earnings before income taxes.........................   (33,195)   (17,002)    12,515
Income tax (benefit) expense................................    (4,047)    (5,230)     4,709
                                                              --------   --------   --------
Net (loss) earnings.........................................   (29,148)   (11,772)     7,806
                                                              --------   --------   --------
Other comprehensive loss, net of tax:
  Foreign currency translation adjustment...................       (42)       (19)        (4)
                                                              --------   --------   --------
Comprehensive (loss) income, net of tax.....................  $(29,190)  $(11,791)  $  7,802
                                                              --------   --------   --------
Basic (loss) earnings per share.............................  $  (3.39)  $  (1.37)  $   0.97
                                                              --------   --------   --------
Diluted (loss) earnings per share...........................  $  (3.39)  $  (1.37)  $   0.92
                                                              --------   --------   --------
Weighted average shares outstanding -- basic................     8,609      8,593      8,065
                                                              --------   --------   --------
Weighted average shares outstanding -- diluted..............     8,609      8,593      8,495
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FISCAL YEARS ENDED APRIL 2, 2000, MARCH 28, 1999 AND MARCH 29, 1998

                                                                         CUMULATIVE      TREASURY STOCK
                                                 ADDITIONAL               CURRENCY     -------------------
                                        COMMON    PAID-IN     RETAINED   TRANSLATION    NUMBER
                                        STOCK     CAPITAL     EARNINGS   ADJUSTMENT    OF SHARES    COST
                                        ------   ----------   --------   -----------   ---------   -------
                                        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCES -- MARCH 30, 1997............  $9,051    $34,438     $57,005       $ --       1,106,435   $14,799
                                        ------    -------     -------       ----       ---------   -------
Net earnings..........................                          7,806
Cash dividends ($0.12 per share)......                           (973)
Exercises of stock options............     536      4,612
Treasury stock acquired in conjunction
  with exercises of stock options.....                                                   154,504     3,170
Tax benefits realized from exercises
  of stock options....................              1,821
Stock issued in connection with an
  acquisition.........................      67        933
Currency translation adjustment.......                                        (4)
                                        ------    -------     -------       ----       ---------   -------
BALANCES -- MARCH 29, 1998............   9,654     41,804      63,838         (4)      1,260,939    17,969
                                        ------    -------     -------       ----       ---------   -------
Net loss..............................                        (11,772)
Cash dividends ($0.12 per share)......                         (1,034)
Exercises of stock options............     329      3,025
Treasury stock acquired in conjunction
  with exercises of stock options.....                                                   113,523     2,340
Tax benefits realized from exercises
  of stock options....................              1,267
Currency translation adjustment.......                                       (19)
                                        ------    -------     -------       ----       ---------   -------
BALANCES -- MARCH 28, 1999............   9,983     46,096      51,032        (23)      1,374,462    20,309
                                        ------    -------     -------       ----       ---------   -------
Net loss..............................                        (29,148)
Cash dividends ($0.09 per share)......                           (774)
Currency translation adjustment.......                                       (42)
                                        ------    -------     -------       ----       ---------   -------
BALANCES -- APRIL 2, 2000.............  $9,983    $46,096     $21,110       $(65)      1,374,462   $20,309
                                        ======    =======     =======       ====       =========   =======

Number of shares of common stock issued: 9,983,305 at April 2, 2000 and March 28, 1999.

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FISCAL YEARS ENDED APRIL 2, 2000, MARCH 28, 1999 AND MARCH 29, 1998

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) earnings.........................................  $(29,148)  $(11,772)  $  7,806
Adjustments to reconcile net (loss) earnings to net cash
  provided by (used for) operating activities:
  Depreciation of property, plant and equipment.............    12,304     11,421     10,193
  Amortization of goodwill..................................     1,030      1,229        998
  Deferred income tax provisions............................    (3,920)    (1,909)       629
  Loss (Gain) on sale of property, plant and equipment......      (439)       271         51
  Loss on sale of Textile, Inc..............................                1,805
  Changes in assets and liabilities, net of effects of
     acquisitions of businesses:
     Accounts receivable....................................    15,350    (11,392)    (5,230)
     Inventories............................................    14,018      2,720    (18,471)
     Other current assets...................................       320     (1,771)    (1,067)
     Other assets...........................................        23      1,084       (454)
     Accounts payable.......................................    (7,342)     3,765      4,750
     Income taxes payable...................................                  (95)    (1,662)
     Accrued liabilities....................................     1,041        915       (664)
     Other liabilities......................................                            (281)
                                                              --------   --------   --------
Net cash provided by (used for) operating activities........     3,237     (3,729)    (3,402)
                                                              --------   --------   --------
INVESTING ACTIVITIES:
Capital expenditures........................................    (7,263)   (21,052)    (8,300)
Acquisitions, net of cash acquired..........................      (700)   (10,072)   (19,611)
Proceeds from sale of property, plant and equipment.........     1,496        351        200
Net proceeds from the sale of Textile, Inc..................                2,280
Other.......................................................       (40)      (272)
                                                              --------   --------   --------
Net cash used for investing activities......................    (6,507)   (28,765)   (27,711)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
Payment of long-term debt...................................    (7,243)      (100)      (775)
Increase in bank revolving credit...........................                           9,000
(Decrease) increase in notes payable........................    (3,414)    31,300     20,273
Increase in advances from factor............................    15,410
Stock options exercised.....................................                2,281      3,795
Cash dividends..............................................      (774)    (1,033)      (973)
Other.......................................................                  (19)
                                                              --------   --------   --------
Net cash provided by financing activities...................     3,979     32,429     31,320
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH.............................       709        (65)       207
Cash at beginning of year...................................       744        809        602
                                                              --------   --------   --------
CASH AT END OF YEAR.........................................  $  1,453   $    744   $    809
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid...........................................  $    147   $    190   $  5,368
                                                              ========   ========   ========
Interest paid...............................................  $ 13,186   $  9,675   $  6,452
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FISCAL YEARS ENDED APRIL 2, 2000, MARCH 28, 1999 AND MARCH 29, 1998

1. DESCRIPTION OF BUSINESS

     Crown Crafts, Inc. and its subsidiaries (collectively, the "Company") operate in two principal business segments within the textile industry, which are adult home furnishing and juvenile products, and infant products. Adult home furnishing and juvenile products consists of bedroom products (adult comforters and accessories), throws and decorative home accessories (primarily jacquard-woven throws in cotton, acrylic, rayon or chenille), and juvenile products (primarily Pillow Buddies(R)). The infant products segment consists of infant bedding, bibs, and infant soft goods. Sales are generally made directly to retailers, primarily department and specialty stores, mass merchants, large chain stores and gift stores.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     The Company's fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 53 weeks of operations for fiscal year 2000 and 52 weeks for fiscal years 1999 and 1998.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition: Sales are recorded when goods are shipped to customers, and are reported net of returns and allowances in the consolidated statements of operations and comprehensive (loss) income.

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

     Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, is amortized using the straight-line method over periods of up to 30 years. The Company reviews the carrying values and useful lives of goodwill and other long-lived assets if the facts and circumstances suggest that their recoverability may have been impaired. Goodwill is stated net of accumulated amortization of $4.1 million and $3.0 million at April 2, 2000 and March 28, 1999, respectively. The Company believes that no material impairment of goodwill or other long-lived assets exists at April 2, 2000.

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

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

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

     Recently Issued Accounting Standards: In 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS No. 133"). This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties for a large number of entities preparing to implement SFAS No. 133. The effect on the Company's financial statements upon adoption of SFAS No. 133 has not been determined. SFAS 133 and its amendments are effective for the Company beginning in the first quarter of fiscal 2002.

     The SEC recently issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition. The Company is currently evaluating the effect of this pronouncement on its financial statements.

     Reclassifications: Certain prior period financial statement balances have been reclassified to conform with the current period's presentation.

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

     All four 1998 acquisitions were accounted for as purchases. Accordingly, the net purchase price was allocated based upon the respective acquisition-

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
date fair market values of assets acquired and liabilities assumed, as follows:

                               (IN THOUSANDS)
                               --------------
Assets acquired, other than
  cash.......................     $14,181
Goodwill.....................      16,324
                                  -------
                                   30,505
Less liabilities assumed.....      10,121
                                  -------
Purchase price, net of cash
  acquired...................     $20,384
                                  =======

     The consolidated statement of operations for 1998 includes the revenues, expenses and operating results for each of these four companies commencing with its respective acquisition date. The following unaudited pro forma information presents the Company's consolidated results of operations as though the acquisitions of Hamco, Pinky, NoJo and Burgundy had occurred on the first day of fiscal 1998. These pro forma results do not purport to be indicative of the results which would have been achieved had the acquisitions been made on that date, or of future results of operations.

                                      1998
                                 --------------
                                 (IN THOUSANDS)
Net sales......................     $331,805
Net earnings...................        7,436
Basic earnings per share.......         0.92
Diluted earnings per share.....         0.88

4. DISCONTINUANCE OF CERTAIN BUSINESSES

     In March 1999, the Company completed the sale of Textile, Inc. a weaving facility located in Ronda, North Carolina. The sale, which generated $2.3 million in cash, resulted in a $1.8 million pre-tax loss relating to the write-off of goodwill.

5. INVENTORIES

     Major classes of inventory were as follows:

                        2000      1999
                       -------   -------
                        (IN THOUSANDS)
Raw materials and
  supplies...........  $27,822   $34,300
Work in process......    4,925     4,738
Finished goods.......   40,522    48,249
                       -------   -------
                       $73,269   $87,287
                       =======   =======

     Inventory is net of reserves for inventories classified as irregular or discontinued of $6.2 million and $6.0 million in 2000 and 1999, respectively.

6. FINANCING ARRANGEMENTS

     Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of operations, were $2.8 million, $2.5 million, and $1.9 million, respectively, in 2000, 1999 and 1998. Factor advances were $15.4 million at April 2, 2000 and $0 at the end of 1999 and 1998, respectively.

     Notes Payable and Other Credit Facilities: At April 2, 2000, the Company had committed lines of credit totaling $52.7 million with two banks at floating rates of interest. No fees or compensating balances are required under these arrangements, and the lines are fully drawn. Annual average borrowings and weighted average interest rates under these arrangements were $52.9 million at 8.95% in 2000 and $27 million at 7.60% in 1999. Borrowings of $52.7 million were outstanding under these arrangements at April 2, 2000 at an interest rate of 10%. In addition, the Company had outstanding letters of credit, primarily for purchases of inven-

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
tory, aggregating $1.4 million which reduced the available credit under these arrangements.

     At April 2, 2000 and March 28, 1999, long term debt consisted of:

                          2000      1999
                        --------   -------
                          (IN THOUSANDS)
Bank credit lines.....  $ 52,737
Promissory notes......    42,856   $50,000
Floating rate
  revolving credit
  facilities..........    30,000    30,000
Other.................                 100
                        --------   -------
                         125,593    80,100
Less current
  maturities..........    19,000     7,243
                        --------   -------
                        $106,593   $72,857
                        ========   =======

     Annual maturities of long term debt are:

2000..............................  $ 19,000
2001..............................   106,593
                                    --------
Total.............................  $125,593
                                    ========

     The Company's notes in the amount of $42.9 million are placed with an insurance company. Effective April 9, 1999, the interest rate on the notes was increased from 6.92% to 10.42%. The interest rate was increased to 11.77% effective August 31, 2000 as discussed below. These notes contain restrictive covenants requiring the Company to maintain certain ratios of earnings to fixed charges and of total debt to total capitalization.

     On August 11, 1999 the Company executed agreements extending the maturity of its $30 million revolving credit facilities to April 3, 2000. Pursuant to the agreements the Company granted security interests in substantially all of its assets to the lenders and adjusted the interest rate on the commercial bank facilities to each bank's Base Rate plus 1%.

     At April 2, 2000, the Company was not in compliance with certain provisions of its revolving credit facilities and notes which require certain levels of net worth, cash flow, and fixed charge coverage, and limit the level of debt to total capitalization. Subsequent to April 2, 2000, the lenders waived compliance with these provisions through August 31, 2000.

     On August 31, 2000, the Company concluded a restructuring of its Senior Debt. Among other things, the agreements extend the maturity of its debt to April 3, 2001 and adjust financial and other covenants based on the Company's projections. The restructured loan covenants limit capital expenditures for fiscal 2001 to $4.4 million, limit the level of advances on factored accounts receivable to $36 million, require certain levels of borrowing base assets relative to debt, and require certain levels of cash flow on a monthly basis, totaling $14.5 million for fiscal 2001. Compliance and reporting to the lenders is daily with respect to the level of factor advances and borrowing base assets and monthly with respect to other covenants. In exchange, the Company has agreed to issue to the lenders warrants exercisable for 10% of the Company's issued and outstanding stock exercisable not later than December 31, 2005. The warrants will be extinguished at the rate of 2% for each 1% reduction in the company's debt. The interest rate on the credit facilities was increased by 1% to each bank's Base Rate plus 2% and on the notes placed with an insurance company to 11.77%. The margin over Base Rate is subject to change after January 1, 2001 depending upon the level of debt. The principal payment on the notes was deferred until April 3, 2001, but the Company is required to make repayments of $19 million on the debt between December 8, 2000 and April 1, 2001.

     The Company's ability to make scheduled payments of principal, to pay the interest on, or to refinance its maturing indebtedness by April 2, 2001, to fund capital expenditures, or to comply with its debt covenants will depend upon future performance. The Company's future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated increases in cash flow from improved inventory management, cost reduction initiatives, as well as the planned withdrawal from under-performing product lines, the Company believes that cash flow from operations together with advances available from factored accounts receivable will be adequate to meet liquidity needs for the next year.

     The agreement with its lenders, described above, provides for the Company to finance its seasonal working capital needs by taking advances against its factored receivables of up to $36 million.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

7. INCOME TAXES

     The (benefits) provisions for income taxes are summarized as follows:

                           2000      1999      1998
                          -------   -------   ------
                                (IN THOUSANDS)
Current:
  Federal...............  $  (362)  $(2,866)  $3,870
  State and local.......      235      (455)     210
                          -------   -------   ------
         Total
           current......     (127)   (3,321)   4,080
                          -------   -------   ------
Deferred:
  Federal...............   (3,264)   (1,379)     404
  State and local.......     (656)     (530)     225
                          -------   -------   ------
         Total
           deferred.....   (3,920)   (1,909)     629
                          -------   -------   ------
         Total (benefit)
           provision....  $(4,047)  $(5,230)  $4,709
                          =======   =======   ======

     The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

                                    2000      1999
                                   -------   ------
                                    (IN THOUSANDS)
Gross deferred income tax
  liabilities:
Property, plant and equipment....  $ 9,821   $5,692
DISC earnings deferral...........      570      872
Other............................      932    1,707
                                   -------   ------
         Total gross deferred
           income tax
           liabilities...........   11,323    8,271
                                   -------   ------
Gross deferred income tax assets:
Employee benefit accruals........    1,533    1,952
Accounts receivable reserves.....    1,394    1,517
Net operating loss
  carryforward...................   16,657
Other............................    2,096    2,304
                                   -------   ------
         Total gross deferred
           income tax assets.....   21,680    5,773
                                   -------   ------
Deferred tax asset valuation
  allowance......................   10,437    1,502
                                   -------   ------
Net deferred income tax
  liability......................  $    80   $4,000
                                   =======   ======

     The net operating loss carryforward expires in 20 years.

     The following reconciles the income tax provision at the U.S. federal income tax statutory rate to that in the financial statements (in thousands).

                         2000      1999      1998
                       --------   -------   ------
Statutory rate.......  $(11,389)  $(5,473)  $4,380
Nondeductible
  amortization of
  goodwill...........       275       343      278
State income taxes,
  net of federal
  income tax
  benefit............      (277)     (650)     283
Valuation allowance..     7,724
Other................      (380)      550     (232)
                       --------   -------   ------
Provisions for income
  taxes..............  $ (4,047)  $(5,230)  $4,709
                       ========   =======   ======

8. RETIREMENT PLANS

     The Company maintains an Employee Stock Ownership Plan, which provides for annual contributions by the Company at the discretion of the Board of Directors for the benefit of eligible employees. Contributions can be made either in cash or in shares of the Company's common stock. Participation in the Plan is open to all Company employees who are at least twenty-one years of age and who have been employed by the Company for at least one year. The Company recognized expense of $500,000, $480,000, and $520,000, respectively, for its cash contributions to the Plan in 2000, 1999, and 1998.

     Effective January 1, 1996, the Company established an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Under the Plan, employees generally may elect to exclude up to 15% of their compensation from amounts subject to income tax as a salary deferral contribution. The Board of Directors determines each calendar year the portion, if any, of employee contributions that will be matched by the Company. Beginning in calendar 1998, the Company has made or will make a matching contribution to each employee in an amount equal to 100% of the first 2% and 50% of the next 1% contributed by the employee. The Company's matching contributions to the Plan were approximately $814,000, $855,000 and $577,000, respectively, for 2000, 1999 and 1998.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

9. STOCK OPTIONS

     The Company accounts for its stock option plans using the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation cost has been recognized in the Company's financial statements for its stock based compensation plans. The Company complies with the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options granted after April 2, 1995 using the fair value method of that statement.

     The Company's 1976 and 1995 Stock Option Plans provide for the grant of non-qualified stock options to officers and key employees at prices no less than the price of the stock on the date of each grant. In addition, the 1995 Stock Option Plan provides for the grant of incentive stock options to employees and a fixed annual grant of 2,000 non-qualified stock options to each non-employee director on the day after each year's annual meeting of shareholders. Through April 2, 2000, non-qualified options covering a total of 48,000 shares have been issued to non-employee directors and no incentive options have been issued. One-third of the non-qualified options become exercisable on each of the first three anniversaries of their issuance, except for the options granted in December 1999 which vest 50% after one year and the balance after two years. The non-qualified options expire on the fifth anniversary of their issuance except for the December 1999 options which expire in ten years.
     A total of 5,655,000 shares of common stock has been authorized for issuance under the Plans. At April 2, 2000, 357,999 options were reserved for future issuance. The options outstanding at April 2, 2000 expire through December 28, 2009, have a weighted average remaining contractual life of 3.8 years, and include 1,284,274 options exercisable at April 2, 2000 with a weighted average exercise price of $9.91.

     The following table summarizes stock option activity during each of the most recent three fiscal years:

                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                              NUMBER     EXERCISE PRICE   EXERCISE
                                                             OF SHARES     PER SHARE       PRICE
                                                             ---------  ---------------   --------
Options outstanding, March 30, 1997........................  2,078,752   7.88 -- 13.25      9.60
Options granted............................................    486,800  10.25 -- 21.31    12.66
Options canceled...........................................   (138,585)  7.88 -- 15.63      9.50
Options exercised..........................................   (536,740)  7.88 -- 11.75      9.59
                                                             ---------   -------------     -----
Options outstanding, March 29, 1998........................  1,890,227   7.88 -- 21.31     10.39
Options granted............................................    504,633   5.50 -- 14.50      7.99
Options canceled...........................................   (151,407)  7.88 -- 15.63     10.65
Options exercised..........................................   (329,262)  7.88 -- 13.25     10.19
                                                             ---------   -------------     -----
Options outstanding, March 28, 1999........................  1,914,191   5.50 -- 21.31      9.77
Options granted............................................    569,100   2.31 --  5.88      2.44
Options canceled...........................................   (305,049)  2.31 -- 21.31      9.09
Options exercised..........................................        -0-
                                                             ---------   -------------     -----
Options outstanding, April 2, 2000.........................  2,178,242   2.31 -- 18.75      7.96
                                                             ---------   -------------     -----

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding and exercisable at April 2, 2000 by range of exercise price:

                                                                                WEIGHTED
                               WEIGHTED AVG.  WEIGHTED AVG.                       AVG.
     RANGE        NUMBER OF      REMAINING    EXERCISE PRICE    NUMBER OF    EXERCISE PRICE
  OF EXERCISE      OPTIONS      CONTRACTUAL     OF OPTIONS       SHARES        OF SHARES
    PRICES       OUTSTANDING       LIFE        OUTSTANDING     EXERCISABLE    EXERCISABLE
---------------  -----------   -------------  --------------   -----------   --------------
$2.31 -- $6.00      568,600       8.97 years      $ 2.58           12,698        $ 5.48
 7.38 -- 12.56    1,527,260        1.9 years        9.52        1,215,376          9.67
13.25 -- 18.75       82,382        2.9 years       16.11           56,200         16.07
                  ---------                                     ---------
                  2,178,242                                     1,284,274
                  =========                                     =========

     Option holders may pay the option price of options exercised by surrendering to the Company shares of the Company's stock that the option holder has owned for at least six months prior to the date of such exercise. Option holders may also satisfy their required income tax withholding obligations upon the exercise of options by requesting the Company to withhold the number of otherwise issuable shares with a market value equal to such tax withholding obligation.

     The weighted-average grant-date fair value of options granted in 2000, 1999 and 1998, respectively, was $2.44, $6.35 and $4.02 per share. Had compensation cost for the Company's stock option grants been determined and recorded as expense at the grant dates, the Company's pro forma net income and earnings per share would have been as follows:

                                2000       1999      1998
                              --------   --------   ------
                                     (IN THOUSANDS,
                                 EXCEPT PER SHARE DATA)
Net (loss) income...........  $(29,451)  $(13,685)  $6,305
Basic (loss) earnings per
  share.....................     (3.42)     (1.59)    0.78
Diluted (loss) earnings per
  share.....................     (3.42)     (1.59)    0.74

     For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. The following assumptions were used for options granted in 2000: dividend yield of 1.59%, expected volatility of 32%, risk-free interest rate of 5.36% and expected lives of 4 years. The following assumptions were used for options granted in 1999: dividend yield of 1.15%, expected volatility of 133.55%, risk-free interest rate of 4.9%, and expected lives of 4 years. The following assumptions were used for options granted in 1998: dividend yield of 0.9%, expected volatility of 32.2%, risk-free interest rate of 6.1%, and expected lives of 4 years.

     Option valuation models require the use of highly subjective assumptions including the stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

10. EARNINGS PER SHARE

     The following table reconciles the numerators and denominators used in the calculations of basic and diluted (loss) earnings per share for each of the last three years:

                                2000       1999      1998
                              --------   --------   ------
                                     (IN THOUSANDS,
                                 EXCEPT PER SHARE DATA)
Numerators:
Numerator for both basic and
  diluted (loss) earnings
  per share, net (loss)
  income....................  $(29,148)  $(11,772)  $7,806
                              --------   --------   ------
Denominators:
Denominator for basic (loss)
  earnings per share,
  weighted average common
  shares outstanding........     8,609      8,593    8,065
Potential dilutive shares
  resulting from stock
  option plans..............         0          0      430
                              --------   --------   ------
Denominator for diluted
  (loss) earnings per
  share.....................     8,609      8,593    8,495
                              --------   --------   ------
(Loss) earnings per share:
Basic.......................  $  (3.39)  $  (1.37)  $ 0.97
Diluted.....................  $  (3.39)  $  (1.37)  $ 0.92
                              --------   --------   ------

11. MAJOR CUSTOMERS

     The Company's sales to Wal-Mart Stores, Inc. constituted 13%, 18%, and 19% of net sales, respectively, in 2000, 1999, and 1998. Sales to Federated

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

Department Stores were 14% of net sales in 2000 and sales to Toys R Us and Target Stores were each 11% of net sales in 2000.

12. COMMITMENTS AND CONTINGENCIES

     Lease Commitments: At April 2, 2000, the Company's minimum annual rentals under noncancelable operating leases, principally for manufacturing, warehousing and office facilities, were as follows:

FISCAL YEAR:                         (IN THOUSANDS)
------------                         --------------
2001...............................     $ 4,074
2002...............................       2,933
2003...............................       1,832
2004...............................       1,405
2005...............................       1,422
Thereafter.........................       2,774
                                        -------
  Total............................     $14,440
                                        =======

     Total rent expense was $6.2 million, $5.7 million and $4.7 million, respectively, for the years ended April 2, 2000, March 28, 1999 and March 29, 1998.

     Subsequent to April 2, 2000 the Company executed an agreement with the landlord of the New York office whereby the Company is to relinquish the office by November 1, 2000 in return for rent abatement, release from future rent payments, and a cash payment from the landlord to the Company. This will reduce the Company's minimum annual rentals by approximately $1.2 million per year in 2001 and thereafter.

     Certain of the Company's products are manufactured and sold pursuant to license arrangements that include, among others: Calvin Klein(R), Disney(R), Tracy Porter(R), Colonial Williamsburg(R), Warner Bros.(R), and Thomas Kinkade(R). The licensing agreements for the Company's designer brands generally are for a term of 2 to 6 years, and may or may not be subject to renewal or extension. At April 2, 2000, the Company's minimum royalty guarantees were as follows:

FISCAL YEAR:
(IN THOUSANDS)
--------------
2001....................................  $ 8,247
2002....................................    3,154
2003....................................    2,260
2004....................................    2,250
2005....................................        0
Thereafter..............................        0
                                          -------
  Total.................................  $15,911
                                          =======

     The Company's total royalty expense, net of royalty income, was $15.8 million, $13.4 million and $8.7 million, for fiscal 2000, 1999 and 1998, respectively.

     The Company has outsourced certain information technology services. The minimum annual cost is $1.9 million in fiscal year 2001 and $0 thereafter.

13. SEGMENTS AND RELATED INFORMATION

     In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's principal segments include adult home furnishing and juvenile products, consisting of bedroom products (adult comforters and accessories), throws and decorative home accessories (primarily jacquard-woven throws in cotton, acrylic, rayon or chenille), and juvenile products (primarily Pillow Buddies(R)). The second principal segment is infant products, consisting of infant bedding, bibs, and infant soft goods. The Company tracks revenues and operating profit information for these two business segments.

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

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     Financial information attributable to the Company's business segments for the years ended April 2, 2000, March 28, 1999 and March 29, 1998, is as follows (in thousands):

      REVENUES:          2000       1999       1998
      ---------        --------   --------   --------
Adult home furnishing
  and juvenile
  products...........  $217,998   $269,647   $243,986
Infant products......   101,895     92,424     75,252
                       --------   --------   --------
         Total.......  $319,893   $362,071   $319,238
                       ========   ========   ========

OPERATING (LOSS)
INCOME:                   2000      1999      1998
----------------        --------   -------   -------
Adult home furnishing
  and juvenile
  products............  $(21,477)  $(7,650)  $16,702
Infant products.......     1,919     2,429     2,291
                        --------   -------   -------
         Total........  $(19,558)  $(5,221)  $18,993
                        ========   =======   =======

       ASSETS:           2000       1999       1998
       -------         --------   --------   --------
Adult home furnishing
  and juvenile
  products...........  $143,592   $191,407   $176,370
Infant products......    71,412     73,444     65,296
                       --------   --------   --------
         Total.......  $215,004   $264,851   $241,666
                       ========   ========   ========

 CAPITAL EXPENDITURES:     2000     1999      1998
 ---------------------    ------   -------   -------
Adult home furnishing
  and juvenile
  products..............  $6,692   $29,849   $ 7,351
Infant products.........   1,271     1,275    20,560
                          ------   -------   -------
         Total..........  $7,963   $31,124   $27,911
                          ======   =======   =======

DEPRECIATION AND
AMORTIZATION:             2000      1999      1998
----------------         -------   -------   -------
Adult home furnishing
  and juvenile
  products.............  $11,473   $10,910   $10,006
Infant products........    1,861     1,740     1,185
                         -------   -------   -------
         Total.........  $13,334   $12,650   $11,191
                         =======   =======   =======

     The key features used by decision makers are the level of operating income relative to revenues and assets.

     Revenues for individual product groups within these business segments, as noted in Part I, Item 1 of Form 10-K, are summarized below. The Company's facilities in Georgia, North Carolina, New Hampshire and Kentucky support adult home furnishing and juvenile products.

(IN THOUSANDS)           2000       1999       1998
--------------         --------   --------   --------
Bedroom products.....  $135,550   $145,500   $128,000
Throws and decorative
  home accessories...    71,281     98,200     94,200
Infant and juvenile
  products...........   112,924    117,600     94,300
Other revenues.......       138        771      2,738
                       --------   --------   --------
         Total.......  $319,893   $362,071   $319,238
                       ========   ========   ========

14. SUBSEQUENT EVENTS

     Since April 2, 2000, the Company has reduced its workforce by approximately 460 through a combination of severance and attrition. Also as part of its cost reduction efforts, the Company has negotiated the termination of a number of its lease obligations, the most significant of which is the New York office as described in Note 12.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                    SELECTED QUARTERLY FINANCIAL INFORMATION

UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                           FIRST    SECOND     THIRD      FOURTH
                                                          QUARTER   QUARTER   QUARTER    QUARTER
                                                          -------   -------   --------   --------
                                                          IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
FISCAL YEAR ENDED APRIL 2, 2000:
Net sales...............................................   65,787    84,162     91,001     78,943
Gross profit............................................    8,945    13,665     14,592     (2,046)
Net loss................................................   (3,827)   (1,817)    (1,667)   (21,837)
Basic loss per share....................................    (0.44)    (0.21)     (0.19)     (2.55)
Diluted loss per share..................................    (0.44)    (0.21)     (0.19)     (2.55)

FISCAL YEAR ENDED MARCH 29, 1999:
Net sales...............................................  $61,708   $92,901   $120,394   $ 87,068
Gross profit............................................   10,054    16,415     22,819      1,971
Net (loss) earnings.....................................   (2,322)       14      2,512    (11,976)
Basic (loss) earnings per share.........................    (0.27)     0.00       0.29      (1.39)
Diluted (loss) earnings per share.......................    (0.27)     0.00       0.29      (1.39)

     Net loss, basic loss per share and diluted loss per share for the fourth quarter of the fiscal year ended March 28, 1999, were increased by $6.4 million, $0.74 and $0.74, respectively, as a result of the sale of a subsidiary and the write-down of certain inventories. In addition, during the fourth quarter of the fiscal year ended March 28, 1999, net loss, basic loss per share and diluted loss per share were increased by $1.7 million, $0.19 and $0.19, respectively, as a result of certain adjustments to inventory accounts

     Net loss, basic loss per share and diluted loss per share for the fourth quarter of the fiscal year ended April 2, 2000 were increased by $3.0 million, $0.35 and $0.35, respectively, as a result of certain inventory adjustments, including differences between the books and the physical inventory.