Form 10-Q
period 2000-07-02
CROWN CRAFTS INC
filed 2000-10-11
CIK 25895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 2000


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                         -------------    ------------

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

           1600 RiverEdge Parkway, Suite 200, Atlanta, Georgia 30328
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 644-6400
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]  No [ ]

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of September 29, 2000 was 8,608,843.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                   July 2, 2000 (UNAUDITED) and April 2, 2000

                                                                         July 2,         April 2,
dollar amounts in thousands, except share and par value per share         2000             2000
--------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------
CURRENT ASSETS:

Cash                                                                    $     311      $    1,453
Accounts receivable (less allowances of $5,819 at July 2
      and $5,771 at April 2):
      Due from factor                                                      14,677          25,432
      Other                                                                 4,291           3,580
Inventories, net                                                           70,729          73,269
Other current assets                                                        7,030           8,755
--------------------------------------------------------------------------------------------------
Total current assets                                                       97,038         112,489
--------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
Land, buildings and improvements                                           45,148          45,613
Machinery and equipment                                                    97,867          97,972
Furniture and fixtures                                                      2,140           2,142
--------------------------------------------------------------------------------------------------
                                                                          145,155         145,727
Less accumulated depreciation                                              75,295          72,705
--------------------------------------------------------------------------------------------------
Property, plant and equipment - net                                        69,860          73,022
--------------------------------------------------------------------------------------------------
OTHER ASSETS:
Goodwill (net of amortization of $4,332 at July 2 and $4,067 at April 2)   24,963          25,228
Other                                                                       3,875           4,265
--------------------------------------------------------------------------------------------------
Total other assets                                                         28,838          29,493
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $ 195,736      $  215,004
==================================================================================================

See notes to interim consolidated financial statements.

                      Crown Crafts, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                   July 2, 2000 (UNAUDITED) and April 2, 2000

                                                                         July 2,        April 2,
dollar amounts in thousands, except share and par value per share          2000            2000
--------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:

Accounts payable                                                        $  12,731      $   17,997
Income taxes payable                                                           49
Accrued wages and benefits                                                  4,237           5,022
Accrued royalties                                                           2,433           3,538
Other accrued liabilities                                                   3,016           3,444
Current maturities of long-term debt                                      124,716          19,000
--------------------------------------------------------------------------------------------------
Total current liabilities                                                 147,182          49,001
--------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES:
Long-term debt                                                                            106,593
Deferred income taxes                                                       1,850           1,850
Other                                                                         745             745
--------------------------------------------------------------------------------------------------
Total non-current liabilities                                               2,595         109,188
--------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Common stock - par value $1.00 per share
      50,000,000 shares authorized, 9,583,305 issued                        9,983           9,983
Additional paid-in capital                                                 46,096          46,096
Retained earnings                                                          10,223          21,110
Cumulative currency translation adjustment                                    (34)            (65)
Common stock held in treasury - 1,374,462 shares at cost                  (20,309)        (20,309)
--------------------------------------------------------------------------------------------------
Total shareholders' equity                                                 45,959          56,815
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 195,736      $  215,004
==================================================================================================

See notes to interim consolidated financial statements.

                      Crown Crafts, Inc. and Subsidiaries
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
         Three months ended July 2, 2000 and June 27, 1999 (UNAUDITED)

                                                              July 2,         June 27,
in thousands, except loss per share                            2000            1999
---------------------------------------------------------------------------------------

Net sales                                                   $   58,194       $  65,787
Cost of products sold                                           53,747          56,842
---------------------------------------------------------------------------------------
Gross profit                                                     4,447           8,945
Marketing and administrative expenses                           11,976          12,063
---------------------------------------------------------------------------------------
Loss from operations                                            (7,529)         (3,118)
Other income (expense):
      Interest expense                                          (3,934)         (3,002)
      Other - net                                                  577              19
---------------------------------------------------------------------------------------
Loss before income taxes                                       (10,886)         (6,101)
Income tax benefit                                                   0          (2,274)
---------------------------------------------------------------------------------------
Net loss                                                       (10,886)         (3,827)
---------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment                      31             (53)
---------------------------------------------------------------------------------------
Comprehensive loss, net of tax                              $  (10,855)      $  (3,880)
---------------------------------------------------------------------------------------

Basic loss per share                                        $    (1.26)      $   (0.44)
---------------------------------------------------------------------------------------

Diluted loss per share                                      $    (1.26)      $   (0.44)
---------------------------------------------------------------------------------------

Average shares outstanding - basic                               8,609           8,609
---------------------------------------------------------------------------------------

Average shares outstanding - diluted                             8,609           8,609
=======================================================================================

See notes to interim consolidated financial statements.

                      Crown Crafts, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS Three months
                      ended July 2, 2000 and June 27, 1999
                                  (UNAUDITED)

                                                                July 2,      June 27,
in thousands                                                     2000         1999
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                       $(10,886)     $(3,827)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation of property, plant and equipment                   3,068        2,848
  Amortization of goodwill                                          265          258
  (Gain) loss on sale of property, plant and equipment             (466)          24
  Changes in assets and liabilities, net
    of effects of acquisitions of
    businesses:
    Accounts receivable                                          11,130       19,044
    Inventories                                                   2,540       (7,257)
    Other current assets                                          1,725         (329)
    Other assets                                                    390           50
    Accounts payable                                             (5,266)      (5,199)
    Income taxes payable                                             49           (4)
    Accrued liabilities                                          (2,318)         679
-------------------------------------------------------------------------------------
Net cash provided by operating activities                           231        6,287
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Capital expenditures                                               (328)      (4,120)
Proceeds from sale of property, plant and equipment                 888           79
Other                                                                31          (53)
-------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                591       (4,094)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Payment of long-term debt                                          (878)      (1,750)
Decrease in advances from factor                                 (1,086)
-------------------------------------------------------------------------------------
Net cash used for financing activities                           (1,964)      (1,750)
-------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                  (1,142)         443
Cash at beginning of period                                       1,453          744
-------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                          $    311      $ 1,187
-------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                              $    281      $    74
Interest paid                                                  $  4,082      $ 2,409
=====================================================================================

See notes to interim consolidated financial statements.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 2, 2000 and the results of its operations and its cash flows for the periods ended July 2, 2000 and June 27, 1999. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the three-month period ended July 2, 2000 are not necessarily indicative of the results that may be expected for the year ending April 1, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Form 10-K for the year ended April 2, 2000 of Crown Crafts, Inc. (the "Company").

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

         Financial information attributable to the Company's business segments for the quarters ended July 2, 2000 and June 27, 1999, was as follows (in thousands):

                                              Three Months Ended
                                            July 2,        June 27,
         Revenues:                           2000           1999
         ----------------------------       -------        -------
         Adult home furnishing
         and juvenile products              $37,953        $44,076
         Infant products                     20,241         21,711
                                            -------        -------
         Total                              $58,194        $65,787
                                            =======        =======


                                              Three Months Ended
                                            July 2,        June 27,
         Operating income (loss):             2000           1999
         ---------------------------        -------        -------
         Adult home furnishing
         and juvenile products              $(9,583)       $(5,185)
         Infant products                      2,054          2,067
                                            -------        -------
         Total                              $(7,529)       $(3,118)
                                            =======        =======

         Net sales by individual product groups within these business segments were as follows (in thousands):

                                              Three Months Ended
                                            July 2,        June 27,
                                              2000           1999
                                            -------        -------
         Bedroom products                   $26,685        $33,761
         Throws and decorative
           home accessories                  10,363          8,565
         Infant and juvenile
         products                            21,116         23,391
         Other                                   30             70
                                            -------        -------
         Total net sales                    $58,194        $65,787
                                            =======        =======



3. Interest costs of $0 and $69,000, respectively, were capitalized during the quarters ended July 2, 2000, and June 27, 1999.

4.       Major classes of inventory were as follows (in thousands):

                                            July 2,        April 2,
                                              2000           2000
                                            -------        -------
         Raw materials                      $24,505        $27,822
         Work in process                      5,448          4,925
         Finished goods                      40,776         40,522
                                            -------        -------
                                            $70,729        $73,269
                                            =======        =======

         Inventory is net of reserves for inventories classified as irregular or discontinued of $7.0 million and $6.2 million at July 2, 2000 and April 2, 2000, respectively.

5. During the quarter ended July 2, 2000, the Company sold surplus real property in North Carolina and Louisiana with net proceeds of $888,000 and a gain on sale of $466,000.



                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 2, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 27, 1999

Net sales decreased $7.6 million or 11.5% to $58.2 million in the current year quarter compared to $65.8 million in the prior year quarter. This was attributable to a decrease of $7.1 million or 21% in bedroom products, a $2.3 million decrease in sales of infant and juvenile products from $23.4 million to $21.1 million, partly offset by a $1.8 million increase in throws and decorative home accessories. The decrease in bedroom products resulted from the decision to phase down the unprofitable Studio bedding line; however sales from the Calvin Klein Home product line increased 13% versus the prior year quarter. Lower sales in infant and juvenile products stemmed from inventory management by retail customers and maturing of the Pillow Buddy(R) product.

For the quarter ended July 2, 2000, gross profit as a percentage of net sales decreased to 7.6% from 13.6% for the quarter ended June 27, 1999. There were principally two reasons for the decline in gross profits. First was the continuing sale of close-out inventory. During the quarter ended July 2, 2000, sales of such inventory totaled approximately $5.8 million which had the effect of reducing the gross profit percentage by approximately 7.6% from what it would have been in the absence of close-out sales. Related to this, reserves for irregular and discontinued inventory were increased by $0.8 million in the quarter ended July 2, 2000. The second reason for the decline in the gross profit percentage relates to the under-absorption of overhead costs at the Company's Roxboro, North Carolina manufacturing facilities, as the Company adjusts its capacity for the anticipated level of manufacturing and distribution activity.

Marketing and administrative expenses decreased by $87,000 in the current year quarter compared to the same quarter in the prior fiscal year and were 20.6% of net sales versus 18.3%.

Interest expense for the quarter increased by $932,000 because of higher levels of borrowings and higher effective interest rates.

Due to the accumulated losses, no income tax benefit has been included for the quarter ended July 2, 2000, whereas the effective income tax rate for the prior year period was 37.3%.

Subsequent to July 2, 2000, based upon the Company's projections, a major licensor agreed to modify the financial covenants applicable to the license for the balance of the fiscal year ending April 1, 2001. The modified covenants require tangible net worth of at least $15 million and a debt to total capitalization ratio of not more than 80%. At July 2, 2000, these amounts were $21 million and 73%, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $231,000 for the quarter ended July 2, 2000 compared to $6.3 million for the quarter ended June 27, 1999. Cash of approximately $8.3 million from decreased working capital funded the cash loss of $7.6 million (net loss plus depreciation and amortization). Net cash provided by investing activities was $591,000 compared to a use of $4.1 million in the prior year period. Net cash used for financing activities was $2.0 million, similar to the prior year period. Total debt outstanding decreased to $124.7 million at July 2, 2000 from $125.6 million at April 2, 2000. This decrease resulted from the repayment of debt from the sale of fixed assets. At September 29, 2000, cash available from factor advances was $10.8 million.

         On August 11, 1999, the Company executed agreements with its two commercial banks and with the holder of its notes to restructure certain provisions of its borrowing arrangements. Among other things, the agreements extended the maturity of the $30 million revolving credit facilities to April 3, 2000, and of the additional revolving credit facility, in the reduced amount of $15 million, to March 31, 2000, and adjusted financial and other covenants based on the Company's projections. The Company granted security interests in substantially all of its assets and adjusted the interest rate on its bank facilities to each bank's Base Rate plus 1%. These agreements were subsequently amended to extend the maturity of the loans to August 31, 2000.

         At July 2, 2000, the Company was not in compliance with certain financial covenants pertaining to its revolving credit facilities, notes payable and its 10.42% notes. Each of the lenders waived compliance with these financial covenants for the quarter ended July 2, 2000. On August 31, 2000, the Company concluded a restructuring of its debt. Among other things, the agreements extend the maturity of the debt to April 3, 2001 and adjust financial and other covenants based on the Company's projections. The restructured loan covenants limit capital expenditures for fiscal 2001 to $4.4 million, limit the level of advances on factored accounts receivable to $36 million, require certain levels of borrowing base assets relative to debt, and require certain levels of cash flow on a monthly basis, totaling $14.5 million for fiscal 2001. The credit facilities also currently prohibit the payment of dividends and restrict the amounts the Company may expend on acquisitions and purchases of treasury stock.

         In exchange, the Company has agreed to issue to the Lenders warrants exercisable for 10% of the Company's issued and outstanding common stock exercisable not later than December 31, 2005. The warrants will be extinguished at the rate of 2% for each 1% reduction in the Company's debt. The interest rate on the bank credit facilities was increased by 1% to each bank's Base Rate plus 2% and on the notes placed with an insurance company to 11.77%. The margin over Base Rate is subject to change after January 1, 2001 depending upon the level of debt. The principal payment on the notes was deferred until April 3, 2001, but the Company is required to make repayments of $19 million on the debt between December 8, 2000 and April 1, 2001 as follows:

                              $ MILLION
                              ---------
        December 8, 2000            7.0
        December 31, 2000           4.0
        February 4, 2001            3.0
        March 4, 2001               2.0
        April 1, 2001               3.0
                                   ----
             Total                 19.0
                                   ====

         The balance of $105.7 million is due and payable on April 3, 2001.

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

The Company's exposure to interest rate risk relates to its floating rate debt, $82.2 million of which was outstanding at July 2, 2000.

The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. To manage this risk, from time to time the Company enters into commodity future contracts and forward purchase contracts. No such contracts were outstanding at July 2, 2000.

The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended April 2, 2000, this subsidiary manufactured products for the Company with a value of approximately $7.5 million. The Company's investment in the subsidiary was approximately $4.4 million at July 2, 2000.

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


Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         At July 2, 2000, the Company was not in compliance with certain financial covenants pertaining to its revolving credit facilities and its 10.42% notes. Each of the lenders waived compliance with these financial covenants for the quarter ended July 2, 2000 in connection with the loan extension executed on June 6, 2000.


Item 4 - Submission of Matters to Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         EXHIBIT
         NUMBER              DESCRIPTION OF EXHIBITS
         -------             -----------------------


         27                  Financial  Data Schedule (for SEC use only)


         There were four reports on Form 8-K during the quarter ended July 2, 2000:

         1. April 25: Agreement in principle with the lenders to extend the loan agreements to August 31, 2000. Also, the resignation of the CFO, David Fraser.
         2. May 4: Staff reduction of 147 positions, resignation of Senior Vice Presidents Joe Mattera and Roger Chittum.
         3.       May 9: Appointment of Carl Texter as CFO.
         4. June 6: Execution of definitive agreement extending loans to August 31, 2000.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                                  JULY 2, 2000

                                   SIGNATURES

         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CROWN CRAFTS, INC.

Date: September 27, 2000                     /s/  Carl A. Texter
      ----------------------                 ----------------------
                                             CARL A. TEXTER
                                             (Chief Accounting Officer)