Form 10-Q
period 2000-10-01
CROWN CRAFTS INC
filed 2000-11-15
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to
                                                 -----  -----

                           Commission File No. 1-7604

                                CROWN CRAFTS, INC
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                    58-0678148
--------------------------------          ----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

            1600 RiverEdge Parkway, Suite 200, Atlanta, Georgia 30328
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 644-6400
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]     No [ ]

The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of November 15, 2000 was 8,608,843.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                  October 1, 2000 (UNAUDITED) and April 2, 2000

                                                                                               October 1,      April 2,
dollar amounts in thousands, except share and par value per share                                 2000           2000
                                                                                               ----------     ----------

ASSETS

CURRENT ASSETS:
Cash                                                                                           $    1,972     $    1,453
Accounts receivable (less allowances of $7,199 at October 1, 2000 and $5,771 at April 2, 2000):
      Due from factor                                                                              19,383         25,432
      Other                                                                                         4,776          3,580
Inventories, net                                                                                   40,860         73,269
Other current assets                                                                                8,600          8,755
Assets held for sale                                                                               41,686
                                                                                               ----------     ----------
Total current assets                                                                              117,277        112,489
                                                                                               ----------     ----------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
Land, buildings and improvements                                                                   23,142         45,613
Machinery and equipment                                                                            56,769         97,972
Furniture and fixtures                                                                              1,670          2,142
                                                                                               ----------     ----------
                                                                                                   81,581        145,727
Less accumulated depreciation                                                                      40,409         72,705
Property, plant and equipment - net                                                                41,172         73,022
                                                                                               ----------     ----------
OTHER ASSETS:
Goodwill (net of amortization of $4,596 at October 1, 2000 and $4,067 at April 2, 2000)            24,699         25,228
Other                                                                                               4,150          4,265
                                                                                               ----------     ----------
Total other assets                                                                                 28,849         29,493
                                                                                               ----------     ----------
TOTAL ASSETS                                                                                   $  187,298     $  215,004
                                                                                               ==========     ==========

See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                  October 1, 2000 (UNAUDITED) and April 2, 2000

                                                                      October 1,      April 2,
dollar amounts in thousands, except share and par value per share        2000           2000
                                                                      ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $   10,075     $   17,997
Accrued wages and benefits                                                 4,195          5,022
Accrued royalties                                                          3,376          3,538
Other accrued liabilities                                                  7,791          3,444
Current maturities of long-term debt                                     124,719         19,000
                                                                      ----------     ----------
Total current liabilities                                                150,156         49,001
                                                                      ----------     ----------
NON-CURRENT LIABILITIES:
Long-term debt                                                                --        106,593
Deferred income taxes                                                      1,850          1,850
Other                                                                        745            745
                                                                      ----------     ----------
Total non-current liabilities                                              2,595        109,188
                                                                      ----------     ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock - par value $1.00 per share
      50,000,000 shares authorized, 9,983,305 issued                       9,983          9,983
Additional paid-in capital                                                46,096         46,096
Retained earnings (deficit)                                               (1,184)        21,110
Cumulative currency translation adjustment                                   (39)           (65)
Common stock held in treasury -  1,374,462 shares at cost                (20,309)       (20,309)
                                                                      ----------     ----------
Total shareholders' equity                                                34,547         56,815
                                                                      ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  187,298     $  215,004
                                                                      ==========     ==========

See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               OCTOBER 1, 2000 AND SEPTEMBER 26, 1999 (UNAUDITED)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       October 1,      Sept 26,      October 1,      Sept 26,
in thousands, except loss per share                       2000           1999           2000           1999
                                                       ----------     ----------     ----------     ----------

Net sales                                              $   82,175     $   84,162     $  140,369     $  149,949
Cost of products sold                                      71,995         70,497        125,742        127,339
                                                       ----------     ----------     ----------     ----------
Gross profit                                               10,180         13,665         14,627         22,610
Marketing and administrative expenses                      10,681         13,254         22,657         25,317
                                                       ----------     ----------     ----------     ----------
(Loss) earnings from operations                              (501)           411         (8,030)        (2,707)
Other income (expense):
      Interest expense                                     (4,012)        (3,429)        (7,946)        (6,431)
      Other - net                                          (6,757)           176         (6,180)           195
                                                       ----------     ----------     ----------     ----------
Loss before income taxes                                  (11,270)        (2,842)       (22,156)        (8,943)
Income tax expense (benefit)                                  138         (1,025)           138         (3,299)
                                                       ----------     ----------     ----------     ----------
Net loss                                                  (11,408)        (1,817)       (22,294)        (5,644)
                                                       ----------     ----------     ----------     ----------
Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment                 (5)                           26            (53)
                                                       ----------     ----------     ----------     ----------
Comprehensive loss, net of tax                         $  (11,413)    $   (1,817)    $  (22,268)    $   (5,697)
                                                       ----------     ----------     ----------     ----------

Basic loss per share                                   $    (1.33)    $    (0.21)    $    (2.59)    $    (0.66)
                                                       ----------     ----------     ----------     ----------

Diluted loss per share                                 $    (1.33)    $    (0.21)    $    (2.59)    $    (0.66)
                                                       ----------     ----------     ----------     ----------

Weighted average shares outstanding - basic                 8,609          8,609          8,609          8,609
                                                       ----------     ----------     ----------     ----------

Weighted average shares outstanding - diluted               8,609          8,609          8,609          8,609
                                                       ----------     ----------     ----------     ----------

Dividends declared per share                           $     0.00     $     0.03     $     0.00     $     0.06
                                                       ==========     ==========     ==========     ==========

See notes to interim consolidated financial statements.

                                                                      October 1,      Sept 26,
in thousands                                                             2000           1999
                                                                      ----------     ----------

OPERATING ACTIVITIES:
Net loss                                                              $  (22,294)    $   (5,644)
Adjustments to reconcile net loss to net cash
     used for operating activities:
     Depreciation of  property, plant and equipment                        6,086          6,268
     Amortization of goodwill                                                529            515
     Loss on sale of property, plant and equipment                         2,551              7
     Changes in assets and liabilities
          Accounts receivable                                              1,494          1,167
          Inventories                                                     32,409         (3,814)
          Other current assets                                               155            395
          Inventories transferred to assets held for sale                (18,303)
          Other assets                                                       115           (376)
          Accounts payable                                                (7,922)        (5,261)
          Accrued liabilities                                              3,358          2,899
                                                                      ----------     ----------

Net cash used for operating activities                                    (1,822)        (3,844)
                                                                      ----------     ----------
INVESTING ACTIVITIES:
Capital expenditures                                                      (1,232)        (5,755)
Proceeds from sale of property, plant and equipment                        1,062            402
Other                                                                         26            (52)
                                                                      ----------     ----------
Net cash used for investing activities                                      (144)        (5,405)
                                                                      ----------     ----------
FINANCING ACTIVITIES:
Repayments of current maturities of long term debt                          (874)
Decrease in notes payable                                                                (3,414)
Increase in advances from factor                                           3,359         12,782
Cash dividends                                                                             (258)
                                                                      ----------     ----------
Net cash provided by financing activities                                  2,485          9,110
                                                                      ----------     ----------
NET INCREASE (DECREASE) IN CASH                                              519           (139)
Cash at beginning of year                                                  1,453            744
                                                                      ----------     ----------
CASH AT END OF PERIOD                                                 $    1,972     $      605
                                                                      ----------     ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                     $      268     $       57
Interest paid                                                         $    8,586     $    3,338
SUPPLEMENTAL DISCLOSURE OF NON CASH
  INVESTING AND FINANCING ACTIVITIES
    Disposition escrow account                                        $      500
    Property, plant and equipment held for sale                           23,383
                                                                      ==========     ==========

See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of October 1, 2000 and the results of its operations and its cash flows for the periods ended October 1, 2000 and September 26, 1999. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the six-month period ended October 1, 2000 are not necessarily indicative of the results that may be expected for the year ending April 1, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Form 10-K for the year ended April 2, 2000 of Crown Crafts, Inc. (the "Company").

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

         Reclassifications: Certain prior period financial statement balances have been reclassified to conform to the current period's presentation.

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

         Financial information attributable to the Company's business segments for the quarters ended and six months ended October 1, 2000 and September 26, 1999, was as follows (in thousands):

         Net sales by individual product groups within these business segments were as follows (in thousands):

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                  October 1,    Sept 26,    October 1,    Sept 26,
                                     2000         1999         2000         1999
                                  ----------    --------    ----------    --------

Revenues:
Adult home furnishing
      and juvenile products        $ 54,114     $ 56,876     $ 92,067     $100,952
Infant products                      28,061       27,286       48,302       48,997
                                   --------     --------     --------     --------
     Total                         $ 82,175     $ 84,162     $140,369     $149,949
                                   ========     ========     ========     ========

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                  October 1,    Sept 26,    October 1,    Sept 26,
                                     2000         1999         2000         1999
                                  ----------    --------    ----------    --------

Operating income (loss)
Adult home furnishing
      and juvenile products        $ (3,325)    $ (2,177)    $(12,908)    $ (7,362)
Infant products                       2,824        2,588        4,878        4,655
                                   --------     --------     --------     --------
     Total                         $   (501)    $    411     $ (8,030)    $ (2,707)
                                   ========     ========     ========     ========

         Net sales by individual product groups within these business segments were as follows (in thousands):

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                  October 1,    Sept 26,    October 1,    Sept 26,
                                     2000         1999         2000         1999
                                  ----------    --------    ----------    --------

Bedroom products                     28,446       35,428       55,131       69,189
Throws and decorative
     home accessories              $ 24,174     $ 17,718     $ 34,537     $ 26,283
Infant and juvenile
     products                        29,521       30,964       50,637       54,355
Other                                    34           52           64          122
                                   --------     --------     --------     --------
     Total                         $ 82,175     $ 84,162     $140,369     $149,949
                                   ========     ========     ========     ========

3. Interest costs of $0 and $69,000, respectively, were capitalized during the six months ended October 1, 2000, and September 26, 1999.

4.       Major classes of inventory were as follows (in thousands):

                                        October 1,        April 2,
                                           2000             2000
                                        ----------        ---------
                  Raw materials         $   13,877        $  27,822
                  Work in process            3,678            4,925
                  Finished goods            23,305           40,522
                                        ----------        ---------
                                        $   40,860        $  73,269
                                        ==========        =========

         Inventory is net of reserves for inventories classified as irregular or discontinued of $6.0 million and $6.2 million at October 1, 2000 and April 2, 2000, respectively.

5. During the six months ended October 1, 2000, the Company sold surplus real property in North Carolina and Louisiana with net proceeds of $888,000 and a gain on sale of $466,000.

         The Company completed the sale of the Wovens division on November 14, 2000 with net proceeds of approximately $36 million compared to a book value of $45.1 million. The Woven division has annual sales of approximately $85 million and is included in the Adult home furnishing and juvenile products segment. The Wovens division includes the Throws and decorative home accessories product group and part of the Bedroom products group. The disposal was made as part of a plan to reduce debt and restructure the Company's operations. Included in the sale were inventory, buildings, machinery and equipment at sites in Calhoun, Dalton and Chatsworth, Georgia; Blowing Rock, North Carolina; and Manchester, New Hampshire. The price is subject to adjustment based upon the inventory at closing. A provision for loss on the sale has been recorded in the second quarter as follows:

                                                                      $ Million
                                                                      ---------
                  Write-down of inventory to net realizable value         4.2
                  Loss on sale of property, plant and equipment           2.5
                  Selling and other expenses                              4.1
                                                                         ----
                           Total loss                                    10.8
                                                                         ====

                  The write-down of inventory included in the provision for loss on the sale of approximately $4.2 million is included in Cost of Products Sold for the quarter ended October 1, 2000. The loss on sale of property, plant and equipment and selling and other expenses of approximately $2.5 million and $4.1 million, respectively, are included in Other Expense for the quarter ended October 1, 2000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 1, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 26, 1999

Net sales decreased $2.0 million or 2.4% to $82.2 million in the current year quarter compared to $84.2 million in the prior year quarter. This was attributable to a decrease of $7.0 million or 19.7% in bedroom products, a $1.4 million decrease in sales of infant and juvenile products from $30.9 million to $29.5 million, partly offset by a $6.5 million increase in throws and decorative home accessories. The decrease in bedroom products resulted from the decision to phase down the unprofitable Studio bedding line. Lower sales in infant and juvenile products stemmed from inventory management by retail customers and maturing of the Pillow Buddy(R) product. Higher sales of throws and decorative home accessories resulted from resolution of shipping problems in the prior year quarter.

For the quarter ended October 1, 2000, gross profit as a percentage of net sales decreased to 12.4% from 16.2% for the quarter ended September 26, 1999. The primary reason for the decline was a $4.2 million write-down of inventories associated with the pending sale of the Wovens division; absent this impact, gross profit would have increased to 17.5%.

Marketing and administrative expenses decreased by $2.6 million in the current year quarter compared to the same quarter in the prior fiscal year and were 13.0% of net sales versus 15.7%. The decrease is a result of the Company's cost reduction and restructuring programs.

Interest expense for the quarter increased by $583,000 because of higher levels of borrowings and higher effective interest rates. Other expense increased by $6.9 million due to the accrued loss on sale of fixed assets and expenses related to the pending sale of the Wovens division.

Due to the accumulated losses, no federal income tax benefit has been included for the quarter ended October 1, 2000, whereas the effective income tax rate for the prior year was 37.3%.

SIX MONTHS ENDED OCTOBER 1, 2000 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 26, 1999

For the six months ended October 1, 2000, net sales compared to the prior year declined by $9.6 million, or 6.4%. Sales of bedroom products decreased $14.1 million. Sales of throws and decorative home accessories for the six months increased $8.3 million. In the infant and juvenile product group, net sales decreased $3.7 million. The sales trends were due to the same factors explained above.

In the first half of the current fiscal year, gross profit decreased to $14.6 million compared to $22.6 million for the six months ended September 26, 1999 and the gross margin declined from 15.1% to 10.4%. Besides the inventory write-down described above, the other factors affecting gross margin were higher than normal sales of closeout inventory and under-absorption of overhead costs at the Roxboro, North Carolina manufacturing facility in connection with the withdrawal from the Studio adult bedding products.

Marketing and administrative costs decreased by $2.7 million compared to the first six months of fiscal 2000 and were 16.1% of net sales compared to 16.9% in the prior year period.

Interest expense increased by $1.5 million in the first six months of fiscal 2001 compared to fiscal 2000 due to higher levels of debt and interest rates. Other expense increased by $6.4 million due to the accrued loss on sale of fixed assets and expenses related to the pending sale of the Wovens division, net of gains on sale of fixed assets realized in the first quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $1.8 million for the six months ended October 1, 2000 compared to $3.8 million for the six months ended September 26, 1999. Net cash used for investing activities was $144,000 compared to $5.4 million in the prior year period. Net cash provided by financing activities was $2.5 million, compared to $9.1 million in the prior year period. Total debt outstanding decreased to $124.7 million at October 1, 2000 from $125.6 million at April 2, 2000. This decrease resulted from the repayment of debt from the sale of fixed assets. At October 30, 2000, cash available from factor advances was $15.7 million.

         As of October 1, 2000, cash of $1.8 million was restricted and assigned as collateral to secure letters of credit and accounts payable.

         On August 31, 2000, the Company concluded a restructuring of its debt. Among other things, the agreements extend the maturity of the debt to April 3, 2001 and adjust financial and other covenants based on the Company's projections. The restructured loan covenants limit capital expenditures for fiscal 2001 to $4.4 million, limit the level of advances on factored accounts receivable to $36 million, require certain levels of borrowing base assets relative to debt, and require certain levels of cash flow on a monthly basis, totaling $14.5 million for fiscal 2001. The credit facilities also currently prohibit the payment of dividends and restrict the amounts the Company may expend on acquisitions and purchases of treasury stock. The lenders have security interests in substantially all of the Company's assets.

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

                                    MILLIONS
                                    --------
         December 8, 2000           $    7.0
         December 31, 2000               4.0
         February 4, 2001                3.0
         March 4, 2001                   2.0
         April 1, 2001                   3.0
                                    --------
              Total                 $   19.0
                                    ========


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

The Company's exposure to interest rate risk relates to its floating rate debt, $82.2 million of which was outstanding at October 1, 2000.

The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. To manage this risk, from time to time the Company enters into commodity future contracts and forward purchase contracts. No such contracts were outstanding at October 1, 2000.

The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended April 2, 2000, this subsidiary manufactured products for the Company with a value of approximately $7.5 million. The Company's investment in the subsidiary was approximately $4.4 million at October 1, 2000.

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

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule (For SEC use only)

         There was one report on Form 8-K during the quarter ended October 1, 2000:

         August 8, 2000: Agreement in principle with its lenders to extend the maturity of its loans from August 31, 2000 to April 3, 2001

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                                 OCTOBER 1, 2000

                                   SIGNATURES

         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CROWN CRAFTS, INC.

Date: November 15, 2000                      /s/ Carl A. Texter
      --------------------                   -------------------------------
                                             CARL A. TEXTER
                                             (Chief Accounting Officer)