Form 10-Q
period 2000-12-31
CROWN CRAFTS INC
filed 2001-02-15
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000


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

            1600 RiverEdge Parkway, Suite 200, Atlanta, Georgia 30328
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 644-6400
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]   No [ ]

         The number of shares of common Stock, $1.00 par value, of the Registrant outstanding as of February 15, 2001 was 8,608,843.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 December 31, 2000 (UNAUDITED) and April 2, 2000

                                                                    December 31,       April 2,
dollar amounts in thousands, except share and par value per share       2000             2000
                                                                    ------------      ---------
ASSETS

CURRENT ASSETS:
Cash                                                                 $   1,588        $   1,453
Accounts receivable (less aggegate allowances of $6,286 at
      December 31, 2000 and $5,771 at April 2, 2000):
      Due from factor                                                   21,269           25,432
      Other                                                              6,154            3,580
Inventories, net                                                        40,511           73,269
Other current assets                                                     7,642            8,755
Assets held for sale                                                     9,661
                                                                     ---------        ---------
Total current assets                                                    86,825          112,489
                                                                     ---------        ---------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
Land, buildings and improvements                                         7,421           45,613
Machinery and equipment                                                 35,005           97,972
Furniture and fixtures                                                   1,152            2,142
                                                                     ---------        ---------
                                                                        43,578          145,727
Less accumulated depreciation                                           18,721           72,705
Property, plant and equipment - net                                     24,857           73,022
                                                                     ---------        ---------
OTHER ASSETS:
Goodwill (net of amortization of $4,900 at December 31, 2000,           24,395           25,228
     and $4,067 at April 2, 2000)
Other                                                                    2,810            4,265
                                                                     ---------        ---------
Total other assets                                                      27,205           29,493
                                                                     ---------        ---------
TOTAL ASSETS                                                         $ 138,887        $ 215,004
                                                                     =========        =========


See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                 December 31, 2000 (UNAUDITED) and April 2, 2000

                                                                    December 31,       April 2,
dollar amounts in thousands, except share and par value per share      2000              2000
                                                                    ------------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                     $   7,827        $  17,997
Accrued wages and benefits                                               2,198            5,022
Accrued royalties                                                        3,254            3,538
Other accrued liabilities                                                2,227            3,444
Current maturities of long-term debt                                    92,143           19,000
                                                                     ---------        ---------
Total current liabilities                                              107,649           49,001
                                                                     ---------        ---------
NON-CURRENT LIABILITIES:
Long-term debt                                                              --          106,593
Deferred income taxes                                                    1,850            1,850
Other                                                                      745              745
                                                                     ---------        ---------
Total non-current liabilities                                            2,595          109,188
                                                                     ---------        ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock - par value $1.00 per share
      50,000,000 shares authorized, 9,983,305 issued                     9,983            9,983
Additional paid-in capital                                              46,096           46,096
Retained (deficit) earnings                                             (7,056)          21,110
Cumulative currency translation adjustment                                 (71)             (65)
Common stock held in treasury - 1,374,462 shares at cost               (20,309)         (20,309)
                                                                     ---------        ---------
Total shareholders' equity                                              28,643           56,815
                                                                     ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 138,887        $ 215,004
                                                                     =========        =========


See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               DECEMBER 31, 2000 AND DECEMBER 26, 1999 (UNAUDITED)


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       Dec 31,           Dec 26,           Dec 31,           Dec 26,
in thousands, except loss per share                      2000              1999             2000              1999
                                                      ---------         ---------         ---------         ---------
Net sales                                             $  67,064         $  91,001         $ 207,433         $ 240,950
Cost of products sold                                    55,321            76,409           181,063           203,748
                                                      ---------         ---------         ---------         ---------
Gross profit                                             11,743            14,592            26,370            37,202
Marketing and administrative expenses                    11,549            13,808            34,206            39,125
Impairment charge                                         4,446                               4,446
                                                      ---------         ---------         ---------         ---------
Earnings (loss) from operations                          (4,252)              784           (12,282)           (1,923)
Other income (expense):
      Interest expense                                   (3,435)           (3,209)          (11,381)           (9,640)
      Other - net                                         1,712                16            (4,468)              211
                                                      ---------         ---------         ---------         ---------
Loss before income taxes                                 (5,975)           (2,409)          (28,131)          (11,352)
Income tax (benefit) expense                               (103)             (742)               35            (4,041)
                                                      ---------         ---------         ---------         ---------
Net loss                                                 (5,872)           (1,667)          (28,166)           (7,311)
                                                      ---------         ---------         ---------         ---------
Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment               (5)                                 26               (51)
                                                      ---------         ---------         ---------         ---------

Comprehensive loss, net of tax                        $  (5,877)        $  (1,667)        $ (28,140)        $  (7,362)
                                                      ---------         ---------         ---------         ---------

Basic loss per share                                  $   (0.68)        $   (0.19)        $   (3.27)        $   (0.86)
                                                      ---------         ---------         ---------         ---------

Diluted loss per share                                $   (0.68)        $   (0.19)        $   (3.27)        $   (0.86)
                                                      ---------         ---------         ---------         ---------

Weighted average shares outstanding - basic               8,609             8,609             8,609             8,609
                                                      ---------         ---------         ---------         ---------

Weighted average shares outstanding - diluted             8,609             8,609             8,609             8,609
                                                      ---------         ---------         ---------         ---------

Dividends declared per share                          $    0.00         $    0.03         $    0.00         $    0.09
                                                      =========         =========         =========         =========

                      Crown Crafts, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine months ended December 31, 2000 and December 26, 1999
                                  (UNAUDITED)

                                                                      Dec 31,          Dec 26,
in thousands                                                           2000              1999
                                                                     ---------        ---------
OPERATING ACTIVITIES:
Net loss                                                             $ (28,166)       $  (7,311)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation of property, plant and equipment                       7,921            9,413
     Amortization of goodwill                                              833              772
     Loss (gain) on sale of property, plant and equipment                6,683             (169)
     Changes in assets and liabilities
          Accounts receivable                                           16,999           12,124
          Inventories                                                   32,758             (498)
          Other current assets                                           1,113             (746)
          Other assets                                                   1,455               77
          Accounts payable                                             (10,170)          (6,863)
          Accrued liabilities                                           (4,325)           2,993
                                                                     ---------        ---------
Net cash provided by operating activities                               25,101            9,792
                                                                     ---------        ---------
INVESTING ACTIVITIES:
Capital expenditures                                                    (1,288)          (7,128)
Proceeds from sale of property, plant and equipment                     25,188              936
Other                                                                       (6)             (52)
                                                                     ---------        ---------
Net cash provided by (used for) investing activities                    23,894           (6,244)
                                                                     ---------        ---------
FINANCING ACTIVITIES:
Repayments of current maturities of long term debt                     (33,450)          (7,143)
Decrease in notes payable                                                                (3,414)
(Decrease) increase in advances from factor                            (15,410)           8,690
Cash dividends                                                                             (516)
                                                                     ---------        ---------
Net cash used for financing activities                                 (48,860)          (2,383)
                                                                     ---------        ---------
NET INCREASE IN CASH                                                       135            1,165
Cash at beginning of year                                                1,453              744
                                                                     ---------        ---------
CASH AT END OF PERIOD                                                $   1,588        $   1,909
                                                                     ---------        ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (refunded)                                         $      98        $  (4,395)
Interest paid net of amounts capitalized                             $  12,414        $   9,049
SUPPLEMENTAL DISCLOSURE OF NON CASH
  INVESTING AND FINANCING ACTIVITIES
    Disposition escrow account                                       $     500
                                                                     =========        =========


See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 2000 and the results of its operations and its cash flows for the nine-month periods ended December 31, 2000 and December 26, 1999. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 1, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Form 10-K for the year ended April 2, 2000 of Crown Crafts, Inc. (the "Company").

         Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recently Issued Accounting Standards: In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties for a large number of entities preparing to implement SFAS No. 133. The adoption of these standards is not expected to have a material impact on the Company's results of operations, financial position, or cash flow. SFAS 133 and its amendments are effective for the Company beginning in the first quarter of fiscal 2002.

         The SEC recently issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The Company is currently evaluating the effect of this pronouncement on its financial statements.

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

         Financial information attributable to the Company's business segments for the quarters and nine months ended December 31, 2000 and December 26, 1999, was as follows (in thousands):

                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                   31-Dec           26-Dec           31-Dec           26-Dec
 Revenues:                          2000             1999             2000             1999
                                  ---------        ---------        ---------        ---------
Adult home furnishing
     and juvenile products        $  41,339        $  69,462        $ 133,406        $ 170,414

Infant products                      25,725           21,539           74,027           70,536
                                  ---------        ---------        ---------        ---------
    Total                         $  67,064        $  91,001        $ 207,433        $ 240,950
                                  =========        =========        =========        =========



                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                   31-Dec           26-Dec           31-Dec           26-Dec
Operating income (loss)             2000             1999             2000             1999
                                  ---------        ---------        ---------        ---------
Adult home furnishing
     and juvenile products        $  (1,340)       $     499        $ (14,248)       $  (6,863)

Infant products                       1,534              285            6,412            4,940
                                  ---------        ---------        ---------        ---------
    Total                         $     194        $     784        $  (7,836)       $  (1,923)
                                  =========        =========        =========        =========



Net sales by individual product groups within these business segments were as follows (in thousands):


                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                   31-Dec           26-Dec           31-Dec           26-Dec
                                    2000             1999             2000             1999
                                  ---------        ---------        ---------        ---------
Bedroom products                  $  19,067        $  37,756        $  74,198        $ 106,945

Throws and decorative
    home accessories                 20,382           27,189           54,919           53,472

Infant and juvenile
    products                         27,578           25,986           78,215           80,341

Other                                    37               70              101              192
                                  ---------        ---------        ---------        ---------
    Total                         $  67,064        $  91,001        $ 207,433        $ 240,950
                                  =========        =========        =========        =========



3. Interest costs of $0 and $69,000, respectively, were capitalized during the nine months ended December 31, 2000, and December 26, 1999.

4.       Major classes of inventory were as follows (in thousands):

                                         December 31,           April 2,
                                             2000                2000
                                         ------------          ---------
               Raw materials              $  14,177            $  27,822
               Work in process                2,016                4,925
               Finished goods                24,318               40,522
                                          ---------            ---------
                                          $  40,511            $  73,269
                                          =========            =========

         Inventory is net of reserves for inventories classified as irregular or discontinued of $4.1 million and $6.2 million at December 31, 2000 and April 2, 2000, respectively.

5. During the nine months ended December 31, 2000, the Company sold surplus real property in North Carolina and Louisiana with net proceeds of $888,000 and a gain on sale of $466,000.

The Company completed the sale of the Wovens division on November 14, 2000 with net proceeds of approximately $36 million compared to a book value of $45.1 million. The Woven division has annual sales of approximately $85 million and is included in the adult home furnishing and juvenile products segment. The Wovens division includes the throws and decorative home accessories product group and part of the bedroom products group. The disposal was made as part of a plan to reduce debt and restructure the Company's operations. Included in the sale were inventory, buildings, machinery and equipment at sites in Calhoun, Dalton and Chatsworth, Georgia; Blowing Rock, North Carolina; and Manchester, New Hampshire. A provision for loss on the sale was recorded in the quarter ended October 1, 2000 as follows:

                                                              $ Million
                                                              ---------
         Write-down of inventory to net realizable value       $  4.2
         Loss on sale of property, plant and equipment            2.5
         Selling and other expenses                               4.1
                                                               ------
                  Total loss                                   $ 10.8
                                                               ======

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

The Company's Roxboro, North Carolina manufacturing plant is classified as assets held for sale at December 31, 2000. An impairment charge of $4.4 million for the excess of book value over expected proceeds was recognized in the quarter ended December 31, 2000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 26, 1999

Net sales decreased $23.9 million or 26% to $67.1 million in the current year quarter compared to $91.0 million in the prior year quarter. This was attributable to a decrease of $18.7 million or 49% in bedroom products, and a $6.8 million decrease in throws and decorative home accessories slightly offset by an increase of $1.6 million in sales of infant and juvenile products. The decrease in bedroom products resulted from the decision to phase out the unprofitable Studio bedding line as well as the sale of the Wovens division on November 14, 2000. Lower sales of throws and decorative home accessories resulted from sale of the Wovens division.

For the quarter ended December 31, 2000, gross profit as a percentage of net sales increased to 17.5% from 16.0% for the quarter ended December 26, 1999. A variety of factors impacted margins, including a change in product mix, but the increased margin relates primarily to a import duty refund on Pillow Buddies(R).

Marketing and administrative expenses decreased by $2.3 million in the current year quarter compared to the same quarter in the prior fiscal year and were 17.2% of net sales versus 15.2%. The decrease is a result of the Company's cost reduction and restructuring programs as well as the sale of the Wovens division.

Interest expense for the quarter increased by $226,000 because of higher effective interest rates. Other income increased by $1.7 million primarily due to income from assignment of the lease on the New York office and showroom.

Due to the accumulated losses, no federal income tax benefit has been included for the quarter ended December 31, 2000, whereas the effective income tax rate for the prior year period was 30.8%.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE NINE MONTHS ENDED DECEMBER 26, 1999

For the nine months ended December 31, 2000, net sales compared to the prior year declined by $33.5 million, or 14%. Sales of bedroom products decreased $32.7 million due to the same factors explained above. Sales of throws and decorative home accessories for the nine months increased $1.4 million with higher sales resulting from resolution of shipping problems in the prior year. In the infant and juvenile product group, net sales decreased $2.1 million or 3% from inventory management by retail customers and maturing of the Pillow Buddy(R) product.

In the first nine months of the current fiscal year, gross profit decreased to $26.4 million compared to $37.2 million for the nine months ended December 26, 1999 and the gross margin declined from 15.4% to 12.7%. Margins were depressed by a $4.2 million inventory write-down in connection with the sale of the Wovens division, higher than normal sales of closeout inventory and under-absorption of overhead costs at the Roxboro, North Carolina manufacturing facility in connection with the withdrawal from the Studio adult bedding products.

Marketing and administrative costs decreased by $4.9 million compared to the first nine months of fiscal 2000 and were 16.5% of net sales compared to 16.2% in the prior year period.

Interest expense increased by $1.7 million in the first nine months of fiscal 2001 compared to fiscal 2000 due to higher interest rates. Other expense increased by $4.7 million due to the loss on sale of fixed assets and expenses related to the sale of the Wovens division, net of gains on sale of fixed assets realized in the first quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $25.1 million for the nine months ended December 31, 2000 compared to $9.8 million for the nine months ended December 26, 1999. Net cash provided by investing activities was $23.9 million compared to a use of $6.2 million in the prior year period. Net cash used for financing activities was $48.9 million, compared to $2.4 million in the prior year period. Total debt outstanding decreased to $92.1 million at December 31, 2000 from $125.6 million at April 2, 2000. This decrease resulted from the repayment of debt from the sale of fixed assets and inventories. At February 12, 2001, cash available from factor advances was $14.3 million.

         As of December 31, 2000, cash of $1.6 million was restricted and assigned as collateral to secure letters of credit and indemnities related to the sale of the Wovens division. A $2 million letter of credit for minimum royalties is secured by accounts receivable due from factor.

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

         In exchange, the Company issued to its lenders warrants exercisable for 956,538 shares (10%) of the Company's issued and outstanding common stock exercisable not later than December 31, 2005. The warrants will be extinguished at the rate of 2% for each 1% reduction in the Company's debt. As of December 31, 2000, 519,930 of the warrant shares had been called with a net amount remaining exercisable of 436,608 shares. Effective August 31, 2000, the interest rate on the bank credit facilities was increased by 1% to each bank's Base Rate plus 2% and on the notes placed with an insurance company to a fixed rate of 11.77%. Effective January 1, 2001, the margin over Base Rate increased to 4 percent, of which 2 percent is not payable until April 3, 2001 and may be forgiven based upon certain levels of debt reduction. Proceeds from the sale of the Woven division paid to the Lenders were applied to the amounts due prior to April 3, 2001; the balance of $92.1 million is due and payable on April 3, 2001. Subsequent to December 31, 2000, the excess of the loan over the borrowing base assets (the "overadvance") exceeded the covenant in the loan agreement. On February 15, 2001, the Company and its lenders amended certain covenants with respect to the overadvance. As a condition of the amendment, the Company and the lenders have agreed to negotiate a restructuring of the terms and conditions of the loan documents.

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

         To reduce its exposure to credit losses and to enhance its cash flow forecasts, the Company factors the majority of its trade accounts receivable. The Company's factor establishes customer credit lines, and accounts for and collects receivable balances. The factor remits payment to the Company on the due dates of the factored invoices. The factor assumes all responsibility for credit losses on sales within approved credit lines, but may deduct from its remittances to the Company the amounts of customer deductions for returns, allowances, disputes and discounts. The Company's factor may at any time terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

The agreement with its lenders, described above, provides for the Company to finance its seasonal working capital needs by taking advances against its factored receivables of up to $17 million.

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

The Company's exposure to interest rate risk relates to its floating rate debt, $60.6 million of which was outstanding at December 31, 2000.

The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. To manage this risk, from time to time the Company enters into commodity future contracts and forward purchase contracts. No such contracts were outstanding at December 31, 2000.

The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended April 2, 2000, this subsidiary manufactured products for the Company with a value of approximately $7.5 million. The Company's investment in the subsidiary was approximately $4.4 million at December 31, 2000.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         There was one report on Form 8-K during the quarter ended December 31, 2000:

         October 11, 2000: Signing of a definitive agreement to sell the Wovens division to Mohawk Industries;
         October 13, 2000: Resignation of John Magee as Acting President October 25, 2000: Layoff of approximately 250 employees at Roxboro, North Carolina effective December 29, 2000.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000

                                   SIGNATURES


         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CROWN CRAFTS, INC.

Date: February 15, 2001                      /s/  Carl A. Texter
      --------------------------             ----------------------------------
                                             CARL A. TEXTER
                                             (Chief Accounting Officer)