Form 10-K
period 2001-04-01
CROWN CRAFTS INC
filed 2001-09-21
CIK 25895

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

   (MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED APRIL 1, 2001

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

Title of class                            Name of exchange on which registered
COMMON STOCK, $1.00 PAR VALUE                         NASDAQ OTC BULLETIN BOARD
COMMON SHARE PURCHASE RIGHTS                          NASDAQ OTC BULLETIN BOARD

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

         As of August 14, 2001, 9,421,437 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of these shares on that date) held by persons other than Officers, Directors, the Company's Employee Stock Ownership Plan, and 5% shareholders was approximately $3,318,049.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Crown Crafts, Inc., Proxy Statement in connection with its Annual Meeting of Shareholders on November 27, 2001 (Part III).
================================================================================

PART I

ITEM 1.  BUSINESS

         Crown Crafts, Inc., a Georgia corporation founded in 1957, operates, both directly and indirectly through its subsidiaries, in two principal business segments within the textile industry: 1) Adult Home Furnishing and Juvenile Products, and 2) Infant Products. Adult Home Furnishing and Juvenile Products consists of Bedroom and Bath Products (adult sheets, comforters and towels), Throws and Juvenile Products (primarily Pillow Buddies(R)). The Infant Products segment consists of infant bedding, bibs, infant soft goods and accessories. Sales are generally made directly to retailers, primarily department and specialty stores, mass merchants, large chain stores and gift stores. These products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers' private labels.

         In response to changing business conditions in the textile industry, the Company made significant changes in its business operations over the last eighteen months. In addition to a program of cost reductions and rationalization, the Company outsourced virtually all of its manufacturing to domestic and foreign contract manufacturers with the exception of the specialty hand wovens at Churchill Weavers and screen-printed infant bibs produced by Burgundy in Mexico. The Woven Products division, with manufacturing primarily in north Georgia, was sold on November 14, 2000 and proceeds of $32.3 million were used to reduce debt. Following the outsourcing of adult bedding, the Roxboro, North Carolina plant was sold on June 14, 2001 and the proceeds of $8.0 million were used to reduce debt. Also, the Company made a decision to exit the Adult Bedding and Bath Business and the net assets of $13.7 million were held for sale at April 1, 2001; the sale was completed on July 23, 2001. Following the sale of the Adult Bedding and Bath business as of July 23, 2001, the Company will be primarily in the infant and juvenile products business, but in describing the results of operations for fiscal 2001 reference is made to all of the product groups. Because of the sale of assets and the refinancing that occurred July 23, 2001, the historical results are not indicative of the Company's future operations.


PRODUCTS

         The Company's products fall into three groups: 1) bedroom and bath products, 2) throws and 3) infant and juvenile products.

         The Company's bedroom products include comforters, comforter sets, sheets, pillowcases, sheet sets, pillow shams, bed skirts, duvets, decorative pillows, coverlets and jacquard-woven bedspreads. These products are made from a variety of natural and man-made fibers. The bath products are primarily towels with some shower curtains and decorative bath products.

         The Company offers its bedroom and bath products in a wide variety of styles and patterns, from comforters to woven bedspreads and from solid colors to designer prints. The Company believes the trend toward coordination of the bedroom will remain strong and expects to continue its emphasis on comforters and duvets with coordinated sheets and accessories. During the fiscal year ended March 28, 1999, the Company began manufacturing and selling bedroom and bath products under the Calvin Klein trademark under a license agreement with Calvin Klein, Inc.

         Throws are manufactured and imported in a variety of colors, designs and fabrics, including cotton, acrylic, cotton/acrylic blends, rayon, wool, fleece and chenille.

         Infant products include crib bedding, diaper stackers, mobiles, bibs, receiving blankets, burp cloths, bathing accessories and other infant soft goods and accessories.

         During the fiscal years ended April 1, 2001, April 2, 2000 and March 28, 1999, bedroom and bath products represented 37%, 43% and 40% of consolidated net sales; throws represented 22%, 22% and 27% of consolidated net sales; and infant and juvenile products represented 41%, 35% and 33%, respectively, of consolidated net sales.

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

         The Company's designers and stylists work closely with the marketing staff and licensors to develop new designs. The Company develops internally and obtains designs from numerous sources, including graphic artists, decorative fabric manufacturers, apparel designers, its employees and museums. The Company utilizes computer aided design systems to increase its design flexibility and reduce costs. In addition, these systems significantly shorten the time for responding to customer demands and changing market trends. The Company also creates designs for exclusive sale by certain of its customers.

SALES AND MARKETING, CUSTOMERS

         The Company markets its products through a national sales force consisting of salaried sales executives and employees and independent commissioned sales representatives. Independent representatives are used most significantly in sales to the gift trade and to the infant markets. Sales outside the United States are made primarily through distributors.

         The Company's customers consist principally of department stores, chain stores, mass merchants, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and direct mail houses. The table below indicates customers representing more than 10% of sales.

                                                                 Fiscal Year:
                                                       2001             2000            1999
         Wal-Mart Stores, Inc.                          16%              13%             18%
         Federated Department Stores                    14%              14%              *
         Toys R Us                                      13%              11%              *
         Target Corporation                              *               11%              *
                     *-Less than 10%.

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

         The Company's sales offices are located in Atlanta, Georgia; Huntington Beach, California; Rogers, Arkansas and New York City, New York. There is also a showroom at the Calvin Klein building in New York City.

         The Company sells substantially all of its products to retailers for resale to consumers. The Company generally introduces new products to the retail trade during the industry's April and October home textile markets. Substantial shipments of successful new designs generally occur at least six months after the product introduction as more conservative buyers follow the lead of market innovators. New product introductions for the gift trade are concentrated in January through March and June through August when Churchill Weavers participates in numerous local and regional gift shows. The Company's infant product subsidiaries generally introduce new products once each year during the annual Juvenile Products Manufacturers' Association trade shows in October. Private label products manufactured by the Company are introduced throughout the year.

         The Company uses visually appealing and informative packaging, point-of-sale displays and advertising materials for retailers. The Company also regularly advertises its products in publications directed to the trade.

         The Company also markets primarily close-out and irregular products through its own retail "outlet" stores located in Calhoun, Georgia, Roxboro, North Carolina, Berea, Kentucky and Rancho Santa Margarita, California. In fiscal 2001, approximately 1.5% of the Company's sales were made through its outlet stores. During fiscal 2001, the stores in Calhoun and Rancho Santa Margarita were closed. The Roxboro store was sold on July 17, 2001.

MANUFACTURING

         The Company produces a limited range of bedding accessories at its owned facility in Roxboro, North Carolina but the majority of adult bedding products are now outsourced to domestic and foreign contract manufacturers. The products are warehoused and shipped from facilities in Roxboro and Timberlake, North Carolina. These facilities were sold effective July 23, 2001.

         The Company's infant products are produced primarily by domestic and foreign contract manufacturers. These products are then warehoused and shipped from facilities in Compton, California and Gonzales, Louisiana.

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

         The Company uses significant quantities of cotton, either in the form of cotton fabric or polycotton fabric. Cotton is subject to ongoing price fluctuations. The price fluctuations are a result of cotton being an agricultural product subject to weather patterns, disease and other factors as well as supply and demand considerations, both domestically and internationally. Significant increases in the price of cotton could adversely affect the Company's operations.

SEASONALITY, INVENTORY MANAGEMENT

         Historically, the Company has experienced a seasonal sales pattern in which sales are lowest in the first fiscal quarter and peak in the third fiscal quarter.

         The Company carries normal inventory levels to meet delivery requirements of customers. Customer returns of merchandise shipped are approximately 1.7% of net sales.

ORDER BACKLOG

         The Company's backlog of unfilled customer orders believed by management to be firm were $10.3 million and $40.1 million at July 30, 2001 and July 28, 2000, respectively. The decrease resulted from the sale of the Woven Products division on November 14, 2000, the phase out of most of the Studio bedding line during fiscal 2001, and the sale of the Adult Bedding and Bath business effective July 23, 2001. The majority of these unfilled orders are shipped within approximately eight weeks, and none is expected to be shipped beyond the completion of the current fiscal year ending March 31, 2002. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlogs are a meaningful indicator of future business.

TRADEMARKS, COPYRIGHTS AND PATENTS

         The Company's products are marketed in part under well-known trademarks. The Company considers its trademarks to be of material importance to its business. Adult bedding primarily carry the trademarks Calvin Klein(R) and Royal Sateen(R). Infant products carry the trademarks Red Calliope(R), Little Bedding(R), NoJo(R), Hamco(R) and Pinky Baby(R). Protection for these marks is obtained through domestic and foreign registrations. The trademark Royal Sateen(R) was developed in a joint effort with Kitan Textile Industries Ltd. of Israel. Kitan is the registered owner of the mark, and the Company is the exclusive marketer of Royal Sateen products in North America.

         Certain products are manufactured and sold pursuant to licensing agreements for trademarks that include, among others: Calvin Klein(R), Disney(R), and Warner Bros.(R). The licensing agreements for the Company's designer brands generally are for an initial term of one to five years, and may or may not be subject to renewal or extension. Sales of product under the Company's licenses with Calvin Klein, Inc. and Disney Enterprises, Inc. accounted for 17% and 12%, respectively, of the Company's total sales volume during fiscal 2001.

         Many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.

         During the fiscal year ended March 28, 1999, the Company entered into licensing agreements with Calvin Klein, Inc. and Disney Enterprises, Inc. The Calvin Klein license grants the Company the right to produce and sell bedroom and bath products under the Calvin Klein brand. The Disney license expands the Company's right to produce and sell products featuring Disney characters. The current Disney license expires December 31, 2001 but the Company expects to secure an extension. The Calvin Klein license expires December 31, 2003 but will be automatically extended based upon sales volumes which the Company expects to meet. Following the sale of the Adult Bedding and Bath Business effective July 23, 2001, the Company no longer has a Calvin Klein license.

         The Company's aggregate commitment for minimum guaranteed royalty payments under all of its license agreements is $7.8 million, $4.0 million, $3.0 million, $0 for fiscal 2002, 2003, 2004, 2005 and thereafter, respectively. The Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company's total royalty expense, net of royalty income, was $14.4 million, $15.8 million, and $13.4 million for fiscal 2001, 2000, and 1999, respectively.


COMPETITION

         The textile industry, including the market for home furnishings products, is highly competitive. The Company competes with a variety of manufacturers, many of which are vertically integrated textile companies with substantially greater resources than the Company, and many of which are of similar size to the Company. Competitors may have customer relationships that may be superior to those of the Company and may have substantially greater resources. The Company believes that it is the largest producer of infant bed coverings and bibs, enjoying approximately one-third of these segments. The Company's share of the adult bed covering market is less than 5%.

         The Company competes on the basis of quality, design, price, service and packaging. The Company's products face significant competition from imports. The availability of imports at low prices has increased importing at the expense of the domestic textile industry and this trend will continue. The Company believes that its ability to implement future price increases for its products may be limited by current or future overcapacity in the domestic textile industry.

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

EMPLOYEES

         At July 23, 2001, the Company had approximately 520 employees. None of the Company's U. S. employees is represented by a labor union, and the Company considers its relationship with its employees to be fair. The Company's 220 employees in Mexico are represented by a labor union. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement.

INTERNATIONAL SALES

         Sales to customers in foreign countries other than the United States are not currently material to the Company's business.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Atlanta, Georgia. The Company rents approximately 34,540 square feet at this location under leases that expire June 29, 2002.

         The following table summarizes certain information regarding the Company's principal properties.

                                                                                         APPROXIMATE   OWNED/
  LOCATION                                     USE                                       SQUARE FEET   LEASED
  --------                                     ---                                      ------------  --------
  Atlanta, Georgia.......................      Administrative and sales office              34,540    Leased(1)
  Aguascalientes, Mexico................       Offices, warehouse, and distribution         60,300    Leased(2)
                                               center
  Berea, Kentucky........................      Offices, manufacturing, warehouse, and       53,000    Owned
                                               distribution facilities and retail
                                               store
  Compton, California....................      Offices, warehouse and distribution         157,400    Leased(3)
                                               center
  Compton, California....................      Warehouse                                   100,000    Leased(4)
  Gonzales, Louisiana....................      Office, warehouse, and distribution          60,000    Leased(5)
                                               center
  New York, New York.....................      Sales and design offices                     13,100    Leased(6)
  Prairieville, Louisiana...............       Offices and warehouse                        23,175    Leased(7)
  Huntington Beach, California...........      Offices                                       7,600    Leased(8)
  Roxboro, North Carolina................      Two warehouses                              215,000    Leased(9)

  Roxboro, North Carolina................      Warehouse and Outlet Store                   36,500    Owned(10)
  Timberlake, North Carolina.............      Two buildings, housing manufacturing        420,000    Owned(11)
                                               facilities, warehouse and distribution
                                               centers, and administrative offices

----------

(1)  Leases expire June 29, 2002, portions sub-leased.
(2)  Lease expire January 15, 2003.
(3)  Lease expires May 31, 2003 (renewable for one three-year period).
(4)  Lease expires May 31, 2004.
(5)  Lease expires March 31, 2002.
(6)  Lease expires September 30, 2006.
(7)  Leases expire March 31, 2003.
(8)  Lease expires April 30, 2004.
(9) Leases expire as follows: (a) 76,500 square feet on February 28, 2005; (b) 138,500 square feet on month to month leases.
(10) Sold July 17, 2001.
(11) 340,000 square foot building sold June 14, 2001.

The Company also leases space for its various sales offices and showrooms.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended April 1, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company is authorized by its Articles of Incorporation to issue up to 50,000,000 shares of capital stock, all of which are designated Common Stock, par value $1.00 per share.

COMMON STOCK

         Effective April 10, 2001, the Company's common stock (the "Common Stock") was removed from the listing of the New York Stock Exchange ("NYSE") as it fell below the minimum standards of market capitalization for continued listing by the NYSE. The Common Stock currently trades on the NASDAQ OTC Bulletin Board with the ticker symbol "CRWS". The following table presents quarterly information on the price range of the Company's Common Stock for the fiscal years ended April 1, 2001 and April 2, 2000. This information indicates the high and low sale prices as reported by the NYSE.

QUARTER                                                                                                  HIGH           LOW
-------                                                                                                  ----           ---
FISCAL 2001
First Quarter...............................................................................         $    2 1/4     $   1 1/8
Second Quarter..............................................................................              1 1/4           3/8
Third Quarter...............................................................................              1 5/8           1/4
Fourth Quarter..............................................................................               9/16          9/32

FISCAL 2000
First Quarter...............................................................................         $    5 7/8     $   4 3/8
Second Quarter..............................................................................              4 1/2         3 3/4
Third Quarter...............................................................................              3 1/4         2 3/8
Fourth Quarter..............................................................................                  3        1 5/16

         As of August 14, 2001 there were issued and outstanding 9,421,437 shares of the Company's Common Stock held by approximately 498 registered holders. The estimated number of beneficial holders does not reflect the approximately 770 individual employee accounts in the Company's Employee Stock Ownership Plan. At August 14, 2001, the Company's Common Stock closed at $0.55.

         In fiscal 2000, the Company paid a dividend of $0.03 per share on its Common Stock on June 27, 1999, September 26, 1999, and December 26, 1999. As part of the conditions under its loan agreements and to conserve liquidity, the Company has not paid a dividend since December 26, 1999. The Company has no plans to resume payment of dividends.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below for the five years ended April 1, 2001 is from the Company's financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report.


                                                                       FISCAL YEAR
                                                  ---------------------------------------------------------
In thousands, except per share data                  2001        2000        1999        1998       1997
                                                  ----------  ----------  ----------  ----------  ---------
  FOR THE YEAR
  Net sales.................................       $ 247,515   $ 319,893   $ 362,071   $ 319,238   $256,385
  Gross profit..............................          18,542      35,156      51,259      71,089     51,737
  (Loss) earnings from operations...........         (59,555)    (19,558)     (7,026)     18,993     11,641

  Net (loss) earnings.......................         (73,587)    (29,148)    (11,772)      7,806      3,631

  Basic (loss) earnings per share...........           (8.55)      (3.39)      (1.37)       0.97       0.46

  Diluted (loss) earnings per share.........           (8.55)      (3.39)      (1.37)       0.92       0.45

  Cash dividends per share..................            0.00        0.09        0.12        0.12       0.12

  AT YEAR END
  Total assets..............................       $  90,678   $ 215,004  $  264,851   $ 241,666   $189,556
  Long-term debt............................          47,650     106,593      72,857      50,100     71,200

  Shareholders' (deficit) equity                     (16,773)     56,815      86,779      97,323     85,695

----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND DISPOSITIONS

         In response to changing business conditions in the textile industry, the Company made significant changes in its business operations over the last eighteen months. In addition to a program of cost reductions and rationalization, the Company outsourced virtually all of its manufacturing to domestic and foreign contract manufacturers with the exception of the specialty hand wovens at Churchill Weavers and screen-printed infant bibs produced by Burgundy in Mexico. The Woven Products division, with manufacturing primarily in north Georgia, was sold on November 14, 2000 and proceeds of $32.3 million were used to reduce debt. Following the outsourcing of adult bedding, the Roxboro, North Carolina plant was sold on June 14, 2001 and the proceeds of $8.0 million were used to reduce debt. Also, the Company made a decision to exit the Adult Bedding and Bath Business and the net assets of $13.7 million were held for sale at April 1, 2001; the sale was completed on July 23, 2001. Following the sale of the Adult Bedding and Bath business as of July 23, 2001, the Company will be primarily in the infant and juvenile products business. The provision for impairment includes $12.4 million for a computer system that was abandoned in Fiscal 2001. The effect of these transactions on fiscal 2001 operating results is discussed below in the section "Results of operations: Fiscal 2001 Compared to Fiscal 2000."

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

RESULTS OF OPERATIONS: FISCAL 2001 COMPARED TO FISCAL 2000

         Total net sales for fiscal 2001 decreased $72.4 million, or 22.6%, to $247.5 million. Net sales of bedroom and bath products decreased $45.1 million to $90.5 million, net sales of throws decreased $16.0 million to $55.3 million, and net sales of infant and juvenile products decreased $11.3 million to $101.6 million.

         The decrease in sales of throws was due to the sale of the Woven Products division on November 14, 2000. The decrease in sales of bedroom and bath products was the result of decreased sales in the Studio bedding line which was largely phased out during fiscal 2001, as well as the sale of the Woven Products division. The decrease in sales of infant and juvenile products was primarily attributable to decreased sales of infant bedding and Pillow Buddies(R) partly offset by an increase in sales of infant bibs and bath products.

         In fiscal 2001, cost of sales increased to 92.5% of net sales from 89.0% in fiscal 2000. The increase resulted from inventory write downs of $2.9 million and $13.3 million, respectively, related to the sale of the Woven Products division and the Adult Bedding and Bath business, partially offset by lower manufacturing variances resulting from the restructuring and outsourcing.

         Marketing and administrative expenses decreased by $11.4 million, or 20.8% for fiscal 2001 as the Company continued its restructuring. Marketing and selling expenses decreased by $7.3 million from $26.6 million in fiscal 2000 to $19.3 million in fiscal

2001 as a result of the restructuring and reduced sales. Administrative expenses decreased from $27.1 million to $22.9 million as cost reductions were partially offset by restructuring expenses such as consultants. Goodwill amortization increased by $0.1 million to $1.1 million.

         Loss on disposition of assets was $6.5 million, representing the loss on sale of the Woven Products division, compared to nil in the prior year. Gains, primarily on the sale of real property in Louisiana and North Carolina, were offset by other losses. The provision for impairment of $28.2 million includes a $4.9 million loss on sale of the Timberlake, North Carolina plant, a $10.9 million impairment for the expected loss on sale of the Adult Bedding business and a $12.4 million impairment for abandoned computer systems. Losses on sale of inventory of $2.9 million and $13.3 million were also incurred in connection with the sales of the Woven Products division and the Adult Bedding business, respectively. This expense was included in cost of sales. Because of the sale of assets and the refinancing that occurred July 23, 2001, the historical results are not indicative of the Company's future operations.

         Interest expense increased by $1.2 million as a result of higher interest rates. Other income increased by $0.8 million due to a reduction in other expenses.

         In fiscal 2001, the benefit of the operating losses was equivalent to an effective tax rate of 0% compared to 12.2% in fiscal 2000. Due to the losses incurred, the Company has a net operating loss carryforward of $55.9 million that is available to offset future taxable income, although a valuation reserve has been established for the benefit of the carryforward due to uncertainty regarding realization.

RESULTS OF OPERATIONS: FISCAL 2000 COMPARED TO FISCAL 1999

         Total net sales for fiscal 2000 decreased $42.2 million, or 11.6%, to $319.9 million. Net sales of bedroom and bath products decreased $9.9 million to $135.6 million, net sales of throws decreased $26.9 million to $71.3 million, and net sales of infant and juvenile products decreased $4.7 million to $112.9 million.

         The decrease in sales of bedroom and bath products was the result of decreased sales in the Studio bedding line, partly offset by strong growth in the sales of Calvin Klein Home products. The decrease in sales of throws was primarily attributable to decreased sales of woven bedspreads and imported fleece throws. Sales of woven products were adversely affected by problems in the ERP implementation starting in July 1999 that prevented timely shipment and billing of product.

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

         Marketing and administrative expenses decreased by $1.8 million, or 3.1%, for fiscal 2000 as the Company responded to declines in sales by reducing expenses.

         Interest expense increased by $3.6 million as a result of both higher borrowings and higher interest rates.

         In fiscal 2000, the benefit of the operating losses was equivalent to an effective tax rate of 12.2% compared to 30.8% in fiscal 1999. Due to the losses incurred, the Company has a net operating loss carryforward of $42 million that is available to offset future taxable income, although a valuation reserve has been established for the benefit of the carryforward due to uncertainty regarding realization.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $25.0 million for the year ended April 1, 2001 compared to $3.2 million for the year ended April 2, 2000. Cash of approximately $57.2 million from decreased working capital more than offset the increased loss. Net cash provided by investing activities was $24.2 million for the year ended April 1, 2001 compared to cash used in investing activities of $6.5 million for the year ended April 2, 2000. The increase in cash provided by investing activities reflects the sale of fixed assets as well as a decline in expenditures for new equipment. Cash used for financing activities was $49.6 million for the year ended April 1, 2001 compared to cash provided by financing activities of $4.0 million for the year ended April 2, 2000. The decrease in cash provided by financing activities was due to repayment of loans from the proceeds of asset sales and the repayment of factor advances from decreased working capital. As of April 1, 2001, cash of $0.5 million was restricted and assigned as collateral to secure indemnities related to the sale of the Wovens division. Letters of credit issued to guarantee minimum royalties and workmans' compensation liabilities of $2.0 million and $0.7 million, respectively, are secured by accounts receivable due from factor.

         The Company's ability to make scheduled payments of principal, to pay the interest on, or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants, will depend upon future performance. The Company's future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations together with revolving credit availability will be adequate to meet liquidity needs.

         On July 23, 2001 the Company completed a refinancing of its debt. The new credit facilities include the following:

         Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit, $14.0 million drawn at closing. Interest rate of LIBOR plus 2.75%, maturity June 30, 2004. Secured by a first lien on all assets.

         Senior Notes of $14 million. Interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. Maturity June 30, 2006. Secured by a first lien on all assets.

         Senior Subordinated Notes of $16 million. Interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. Maturity July 23, 2007, secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% will be amortized over the life of the notes.

        The new credit facilities contain covenants regarding minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), maximum total debt/EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest, and minimum shareholders' equity. The covenants also include restrictions on capital expenditures, dividends, and stock repurchases.

Minimum annual maturities adjusted to reflect the July 23, 2001 refinancing are as follows:
(in thousands)

        FISCAL   REVOLVER  SENIOR NOTES     SUB NOTES          TOTAL
                 --------  ------------     ---------          -----
        2002            -     $   250               -       $    250
        2003            -       2,000               -          2,000
        2004            -       2,000               -          2,000
        2005      $14,000       2,000               -         16,000
        2006            -       2,000               -          2,000
        2007            -       5,750               -          5,750
        2008            -           -         $24,000*        24,000
                  -------     -------         -------       --------
        Total     $14,000     $14,000         $24,000       $ 52,000


         *includes $8,000 non-interest bearing note issued at an original issue discount of $4.1 million.

        In the event that required debt service exceeds 70% of free cash flow (EBITDA less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 70% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 70% of free cash flow.

        As part of the refinancing, the Company issued to the Lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire in six years. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid in capital in the second quarter of fiscal 2002. Also in the second quarter of fiscal 2002, the Company recognized an extraordinary item of $25.0 million representing cancellation of debt income in connection with the refinancing.

        Below is a comparison of the April 1, 2001 balance sheet with the pro forma impact of the refinancing and the disposition of the Adult Bedding and Bath business:


                               CROWN CRAFTS, INC.
                             CONDENSED BALANCE SHEET

  in millions of dollars                                              Pro forma
                                                    April 1, 2001   April 1, 2001
                                                    -------------   -------------
Current assets                                             $ 40.7          $ 42.5
Assets held for sale                                         21.7               -
Fixed assets, net                                             3.9             3.9
Other assets                                                 24.4            24.4
                                                    -------------   -------------
  Total assets                                             $ 90.7          $ 70.8
                                                    =============   =============

Accounts payable                                            $ 8.5           $ 6.0
Accrued liabilities                                           6.5             6.2
Current maturities of long term debt                         44.0             0.3
                                                    -------------   -------------
  Total current liabilities                                  59.0            12.5
Long term debt                                               47.7            47.7
Other liabilities                                             0.8               -
Shareholders' (deficit) equity                              (16.8)           10.6
                                                    -------------   -------------
  Total liabilities and shareholders' (deficit)
   equity                                                  $ 90.7          $ 70.8
                                                    =============   =============

         The Company's notes and the credit facilities contain similar restrictive covenants requiring the Company to maintain certain ratios of earnings to fixed charges and of total debt to total capitalization. In addition, the bank revolving credit facilities contain certain covenants requiring the Company to maintain minimum levels of shareholders' equity and certain ratios of total debt to cash flow. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends. Other covenants of these revolving credit facilities require the Company to maintain certain financial ratios and place restrictions on the amounts the Company may expend on acquisitions.

         On August 31, 2000, the Company concluded a restructuring of its debt. The agreements extended the maturity of the debt to April 3, 2001 and adjusted financial and other covenants based on the Company's projections. The restructured loan covenants limited capital expenditures for fiscal 2001 to $4.4 million, limited the level of advances on factored accounts receivable, required certain levels of borrowing base assets relative to the debt, and required certain levels of cash flow on a monthly basis. At certain times during the year, the Company was not in compliance with certain of these covenants and obtained amendments of the loan agreements to waive such noncompliance. Compliance and reporting to the lenders is daily with respect to the level of factor advances and borrowing base assets, and monthly with respect to other covenants. In exchange, the Company issued to the Lenders warrants exercisable for 5% of the Company's issued and outstanding stock exercisable not later than December 31, 2005. These warrants were cancelled in connection with the July 23, 2001 refinancing. As of August 31, 2000, the interest rate on the credit facilities was increased by 1% to each bank's base rate plus 2% and on the notes placed with an insurance company to 11.77%. The margin over Base Rate increased to 4% in the quarter ended April 1, 2001. Effective April 3, 2001, the Lenders extended the maturity of the loans to June 30, 2001 and subsequently to August 6, 2001 with a margin over base rate of 1%.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities". SFAS No. 133, effective for the Company on April 2, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company has no contracts or other instruments to which SFAS 133 is applicable and the adoption of this standard, as amended, is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

         In 1999, Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition" was issued requiring that revenue be recognized when certain criteria are met. In addition, the Emerging Issues Task Force ("EITF") reached a consensus on issue EITF 00-10 in September 2000, "Accounting for Shipping and Handling Fees and Costs". The Company has analyzed the implications of both SAB 101 and EITF 00-10, and these pronouncements did not have a material impact on the Company's consolidated financial statements.

         In June 2001 the FASB also approved SFAS No. 142, Goodwill and Other Intangible Assets. This statement prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. Additionally, intangible assets with an indefinite useful life may not be amortized. The company will adopt SFAS No. 142 on April 1, 2002.

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

    The Company's exposure to interest rate risk relates to its floating rate debt, $60.3 million of which was outstanding at April 1, 2001. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $0.6 million at the debt level of April 1, 2001 (excludes $31.4 million of fixed rate debt.)

    The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products.

    The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended April 1, 2001, this subsidiary manufactured products for the Company with a value of approximately $4.4 million. The Company's investment in the subsidiary was approximately $3.0 million at April 1, 2001.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the Company's directors and executive officers is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference. The information with respect to Item 405 of Registration S-K is set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

         The following consolidated financial statements of Registrant are filed with this report and included in Part II, Item 8:

                                                                                                           PAGE
                                                                                                           ----
Independent Auditors' Report........................................................................        F-1
Consolidated Balance Sheets as of  April 1, 2001 and April 2, 2000..................................        F-2
Consolidated Statements of Operations and Comprehensive Loss for the Three Fiscal
  Years in the Period Ended April 1, 2001...........................................................        F-3
Consolidated Statements of Changes in Shareholders' (Deficit) Equity for the Three Fiscal Years in
  the Period Ended April 1, 2001....................................................................        F-4
Consolidated Statements of Cash Flows for the Three Fiscal Years in the Period
  Ended April 1, 2001...............................................................................        F-5
Notes to Consolidated Financial Statements..........................................................        F-6

(A)2. FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule of Registrant is filed with this report:

  Schedule II -- Valuation and Qualifying Accounts..................................................    Page 13

         All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

SCHEDULE II

                                                                            VALUATION AND QUALIFYING ACCOUNTS
                                                               -------------------------------------------------------------
COLUMN A                                                         COLUMN B       COLUMN C         COLUMN D         COLUMN E
--------                                                       ------------   ------------     ------------     ------------

                                                                                CHARGED TO
                                                                BALANCE AT       COSTS AND                      BALANCE AT
                                                                 BEGINNING    (REVERSED FROM)                     END OF
                                                                 OF PERIOD       EXPENSES      DEDUCTIONS(1)       PERIOD
                                                                 ---------    ---------------                   ----------
                                                                                      (IN THOUSANDS)
Accounts Receivable Valuation Accounts:



Year Ended March 28, 1999
Reserve for doubtful accounts....................................$   699         $      740       $  710           $  729
Reserve for customer deductions..................................  2,708              1,801            -            4,509

Year Ended April 2, 2000
Reserve for doubtful accounts....................................    729                541          661              609
Reserve for customer deductions..................................  4,509                653                         5,162

Year Ended April 1, 2001
Reserve for doubtful accounts....................................    609                (32)         465              176

Reserve for customer deductions..................................  5,162             (3,401)(2)       -             1,761

  Inventory Valuation Accounts:

Year Ended March 28, 1999
Reserve for discontinued and irregulars..........................$ 3,075         $    2,927       $   -            $6,002

Year Ended April 2, 2000
Reserve for discontinued and irregulars..........................  6,002                174           -             6,176

Year Ended April 1, 2001
Reserve for discontinued and irregulars..........................  6,176             (4,026)(2)       -             2,150

---------

(1) Deductions from the reserve for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.
(2)      Credits relate to assets held for sale at April 1, 2001.

(A)3. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         The following Executive Compensation Plans and Arrangements are filed with this Form 10-K or have been previously filed as indicated below:

1.    Crown Crafts, Inc. 1976 Non-Qualified Stock Option Plan. (4)(Exhibit 10.1)

2. Philip Bernstein Death Benefits Agreement dated March 30, 1992 (3) (Exhibit 10.2)

3. Description of Crown Crafts, Inc. Executive Incentive Bonus Plan (3) (Exhibit 10.3)

4.    Crown Crafts, Inc. 1995 Stock Option Plan (1) (Exhibit 10.4)

5.    Form of Nonstatutory Stock Option Agreement (pursuant to 1995 Stock Option
      Plan) (1) (Exhibit 10.5)

6. Form of Nonstatutory Stock Option Agreement for Nonemployee Directors (pursuant to 1995 Stock Option Plan) (1) (Exhibit 10.6)

(A)5. EXHIBITS

    Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

                   EXHIBIT
                   NUMBER                                                DESCRIPTION OF EXHIBITS
                ------------                                             -----------------------
                     2.1               --  Merger Agreement dated as of October 8, 1995 between and among
                                           Registrant and CC Acquisition Corp, and Neal Fohrman and Stanley
                                           Glickman and The Red Calliope and Associates, Inc. (5)

                     2.2               --  Merger Agreement dated as of July 23, 2001 by and among the Company, CCDI,
                                           Buyer and Merger Sub (the "Merger Agreement").  (9)
                     3.1               --  Second Amended and Restated Articles of Incorporation of the Company.  (9)
                     3.2               --  Bylaws of Registrant. (1)
                     3.3               --  Amendments to Bylaws dated March 23, 2001.
                     4.1               --  Instruments defining the rights of security holders are contained in the
                                           Restated Articles of Incorporation of Registrant, and Article I of the
                                           Restated Bylaws of Registrant. (1)
                     4.2               --  Form of Rights Agreement dated as of August 11, 1995 between the
                                           Registrant and Trust Company Bank, including Form of Right Certificate
                                           And Summary of Rights to Purchase Common Shares. (2)
                     4.3               --  Form of Registration Rights Agreement entered into in connection with the
                                           Subordinated Note and Warrant Purchase Agreement dated as of July 23, 2001 by and among the Company and the Lenders (the "Sub Debt Agreement")(included as
                                           Exhibit C to the Sub Debt Agreement).  (9)
                    10.1               --  Crown Crafts, Inc. Non-Qualified Stock Option Plan. (4)
                    10.2               --  Philip Bernstein Death Benefits Agreement dated March 30, 1992. (3)
                    10.3               --  Description of Crown Crafts, Inc. Executive Incentive Bonus Plan. (3)
                    10.4               --  Crown Crafts, Inc. 1995 Stock Option Plan. (1)
                    10.5               --  Form of Nonstatutory Stock Option Agreement (pursuant to 1995 Stock
                                           Option Plan). (1)
                    10.6               --  Form of Nonstatutory Stock Option Agreement for Nonemployee Directors
                                           (pursuant to 1995 Stock Option Plan). (1)
                    10.7               --  Employment Agreement dated as of July 23, 2001 by and between the Company and E. Randall Chestnut. (9)
                    10.8               --  Employment Agreement dated as of July 23, 2001 by and between the Company and Amy Vidrine Samson. (9)
                    10.9               --  Form of Restricted Stock Agreement entered into in connection with the Merger
                                           Agreement. (9)
                   10.10               --  Credit Agreement dated as of July 23, 2001 by and among the Borrowers,
                                           Wachovia, as Agent, and the Lenders (the "Credit Agreement"). (9)


                   10.11               --  Form of Revolving Note issued in connection with the Credit Agreement (included as Exhibit A-1 to the Credit Agreement). (9)
                   10.12               --  Form of Term Note issued in connection with the Credit Agreement (included as
                                           Exhibit A-2 to the Credit Agreement). (9)
                   10.13               --  Form of Domestic Stock Pledge Agreement entered into in connection with the
                                           Credit Agreement (included as Exhibit N to the Credit Agreement). (9)
                   10.14               --  Form of Foreign Stock Pledge Agreement entered into in connection with the Credit
                                           Agreement (included as Exhibit T to the Credit Agreement). (9)
                   10.15               --  Mortgage, Security Agreement and Fixture Financing Statement dated September
                                           22, 1999 from Churchill Weavers, Inc. ("Churchill") to Wachovia, as Collateral
                                           Agent for the Lenders, as amended by that First Amendment to Mortgage, Security
                                           Agreement and Fixture Financing Statement dated July 23, 2001, entered into in connection with the Credit Agreement. (9)
                   10.16               --  Sub Debt Agreement.  (9)
                   10.17               --  Form of Note issued in connection with the Sub Debt Agreement (included as
                                           Exhibit A-1 to the Sub Debt Agreement).  (9)
                   10.18               --  Form of Warrant issued in connection with the Sub Debt Agreement (included as
                                           Exhibit B to the Sub Debt Agreement).  (9)
                   10.19               --  Form of Domestic Stock Pledge Agreement entered into in connection with the Sub
                                           Debt Agreement (included as Exhibit D to the Sub Debt Agreement).  (9)
                   10.20               --  Form of Foreign Stock Pledge Agreement entered into in connection with the Sub
                                           Debt Agreement (included as Exhibit E to the Sub Debt Agreement).  (9)
                   10.21               --  Form of Security Agreement entered into in connection with the Sub Debt
                                           Agreement (included as Exhibit F to the Sub Debt Agreement).  (9)
                   10.22               --  Mortgage, Security Agreement and Fixture Financing Statement dated July 23,
                                           2001 from Churchill to Wachovia, as Collateral Agent for the Lenders, entered into in connection with the Sub Debt Agreement.  (9)
                   10.23               --  Amended and Restated Security Agreement dated as of July 23, 2001 by and among the Borrowers and Wachovia, as Collateral Agent for the Lenders, entered into in connection with the Credit Agreement.  (9)
                   10.24               --  Form of Non-Competition and Non-Disclosure Agreement entered into in connection with the Merger Agreement (included as Exhibit E to the Merger
                                           Agreement).  (9)
                  10.25                --  License Agreement dated January 1, 1998 between Disney Enterprises, Inc.
                                           as Licensor and Crown Crafts, Inc. as Licensee (6)
                  10.26                --  License Agreement dated May 11, 1998 between Calvin Klein, Inc. as
                                           Licensor, Crown Crafts Designer, Inc. (a wholly-owned subsidiary of the
                                           Registrant), and Crown Crafts, Inc. as Guarantor. (6)
                  21                   --  Subsidiaries of the Registrant
                  23                   --  Consent of Deloitte & Touche LLP

------------------

(1) Incorporated herein by reference to exhibit of same number to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1995.
(2) Incorporated herein by reference to exhibit of same number to Registrant's Report on Current Form 8-K dated August 22, 1995.
(3) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1993.
(4) Incorporated herein by reference to exhibit of same number to Registrant's Registration Statement on Form S-8, filed April 8, 1994. (Reg. No. 33-77558).
(5) Incorporated herein by reference to exhibit of same number to Registrant's Report on Current Form 8-K dated November 13, 1995.
(6) Incorporated herein by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

(7) Incorporated herein by reference to exhibit of same number to Registrant's Report on Current Form 8-K dated August 4, 1999.
(8) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 2001.
(9) Incorporated herein by reference to exhibit of same number to Registrant's Report on current Form 8-K dated July 23, 2001.

(b) Reports on Form 8-K: No reports on Form 8-K were filed for the quarter ending April 1, 2001.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CROWN CRAFTS, INC.

                           By: /s/ E. RANDALL CHESTNUT
                               -----------------------
                                 E. Randall Chestnut
                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          SIGNATURES                                    TITLE                                 DATE
          ----------                                    -----                                 ----
  /s/ E. RANDALL CHESTNUT                       Chief Executive Officer,               September 20, 2001
  E. Randall Chestnut                           Director

  /s/ WILLIAM T. DEYO, JR.                      Director                               September 20, 2001
  William T. Deyo, Jr.

  /s/ STEVEN E. FOX                             Director                               September 20, 2001
  Steven E. Fox

  /s/ SIDNEY KIRSCHNER                          Director                               September 20, 2001
  Sidney Kirschner

  /s/ ZENON S. NIE                              Director                               September 20, 2001
  Zenon S. Nie

  /s/ WILLIAM P. PAYNE                          Director                               September 20, 2001
  William P. Payne

  /s/ DONALD RATAJCZAK                          Director                               September 20, 2001
  Donald Ratajczak

  /s/ JAMES A. VERBRUGGE                        Director                               September 20, 2001
  James A. Verbrugge

  /s/ CARL A. TEXTER                            Chief Accounting Officer               September 20, 2001
  Carl A. Texter

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
  Audited Financial Statements:

    Independent Auditors' Report.......................................................................      F-2

    Consolidated Balance Sheets as of April 1, 2001 and April 2, 2000..................................      F-3

    Consolidated Statements of Operations and Comprehensive Loss for the Three Fiscal Years
       in the Period Ended April 1, 2001...............................................................      F-4

    Consolidated Statements of Changes in Shareholders' (Deficit) Equity for the Three Fiscal
       Years in the Period Ended April 1, 2001.........................................................      F-5

    Consolidated Statements of Cash Flows for the Three Fiscal Years in the Period Ended April 1, 2001.      F-6

    Notes to Consolidated Financial Statements.........................................................      F-7

         Note # 1  -- DESCRIPTION OF BUSINESS
         Note # 2  -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Note # 3  -- ACQUISITIONS
         Note # 4  -- DISCONTINUANCE OF CERTAIN BUSINESSES
         Note # 5  -- INVENTORIES
         Note # 6  -- FINANCING ARRANGEMENTS
         Note # 7  -- INCOME TAXES
         Note # 8  -- RETIREMENT PLANS
         Note # 9  -- STOCK OPTIONS
         Note # 10 -- LOSS PER SHARE
         Note # 11 -- MAJOR CUSTOMERS
         Note # 12 -- COMMITMENTS AND CONTINGENCIES
         Note # 13 -- SEGMENT AND RELATED INFORMATION
         Note # 14 -- SUBSEQUENT EVENTS
Supplemental Financial Information:
  Selected Quarterly Financial Information (unaudited)...............................................       F-16

INDEPENDENT AUDITORS' REPORT
Board of Directors and Shareholders
Crown Crafts, Inc.

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of April 1, 2001 and April 2, 2000, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' (deficit) equity, and cash flows for each of the three years in the period ended April 1, 2001. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of April 1, 2001 and April 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
July 6, 2001
(July 23, 2001 as to Notes 6 and 14)

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
April 1, 2001 and April 2, 2000

dollar amounts in thousands, except share and per share amounts                        2001                2000
---------------------------------------------------------------------------------------------------------------------
                                                                               ASSETS
---------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                                       $             588   $           1,453
Restricted cash                                                                               508                   -
Accounts receivable (net of allowances of $1,937 in 2001 and $5,771 in 2000):
      Due from factor                                                                      15,588              25,432
      Other                                                                                 2,213               3,580
Inventories, net                                                                           19,564              73,269
Deferred income taxes                                                                           -               1,770
Other current assets                                                                        2,233               6,985
Assets held for sale                                                                       21,661                   -
---------------------------------------------------------------------------------------------------------------------
            Total current assets                                                           62,355             112,489
---------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
Land, buildings and improvements                                                            2,736              45,613
Machinery and equipment                                                                     3,873              97,972
Furniture and fixtures                                                                        489               2,142
---------------------------------------------------------------------------------------------------------------------
                                                                                            7,098             145,727
Less accumulated depreciation                                                               3,184              72,705
---------------------------------------------------------------------------------------------------------------------
            Property, plant and equipment - net                                             3,914              73,022
---------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:
Goodwill (net of amortization of $5,207 in 2001 and $4,067 in 2000)                        24,088              25,228
Other                                                                                         321               4,265
---------------------------------------------------------------------------------------------------------------------
            Total other assets                                                             24,409              29,493
---------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                            $          90,678   $         215,004
=====================================================================================================================
                                                           LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                                $           8,470   $          17,997
Accrued wages and benefits                                                                  2,144               5,022
Accrued royalties                                                                           1,086               3,538
Other accrued liabilities                                                                   3,316               3,444
Current maturities of long-term debt                                                       44,016              19,000
---------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                      59,032              49,001
---------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES:
Long-term debt                                                                             47,650             106,593
Deferred income taxes                                                                          24               1,850
Other                                                                                         745                 745
---------------------------------------------------------------------------------------------------------------------
            Total non-current liabilities                                                  48,419             109,188
---------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 12)
---------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock - par value $1.00 per share, 50,000,000 shares authorized, 8,608,843 issued
     and outstanding at April 1, 2001 and 9,983,305 issued at April 2, 2000                 8,609               9,983
Additional paid-in capital                                                                 27,161              46,096
Retained (deficit) earnings                                                               (52,477)             21,110
Cumulative currency translation adjustment                                                    (66)                (65)
Common stock held in treasury - at cost                                                         -             (20,309)
---------------------------------------------------------------------------------------------------------------------
            Total shareholders' (deficit) equity                                          (16,773)             56,815
---------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                    $          90,678   $         215,004
=====================================================================================================================

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Fiscal years ended April 1, 2001, April 2, 2000, and March 28, 1999

in thousands, except loss per share                                2001              2000          1999
----------------------------------------------------------------------------------------------------------------
Net sales                                                     $    247,515     $     319,893       $     362,071
Cost of products sold                                              228,973           284,737             310,812
----------------------------------------------------------------------------------------------------------------
Gross profit                                                        18,542            35,156              51,259
Marketing and administrative expenses                               43,311            54,714              56,480
Provision for impairment                                            28,240                 -                   -
Loss on disposition of assets                                        6,546                 -               1,805
----------------------------------------------------------------------------------------------------------------
Loss from operations                                               (59,555)          (19,558)             (7,026)
Other income (expense):
      Interest expense                                             (14,781)          (13,572)             (9,945)
      Other - net                                                      726               (65)                (31)
----------------------------------------------------------------------------------------------------------------
Loss before income taxes                                           (73,610)          (33,195)            (17,002)
Income tax benefit                                                     (23)           (4,047)             (5,230)
----------------------------------------------------------------------------------------------------------------
Net loss                                                           (73,587)          (29,148)            (11,772)
Other comprehensive loss, net of tax:
       Foreign currency translation adjustment                          (1)              (42)                (19)
----------------------------------------------------------------------------------------------------------------
Comprehensive loss, net of tax                                $    (73,588)    $     (29,190)      $     (11,791)
----------------------------------------------------------------------------------------------------------------
Basic loss per share                                          $      (8.55)    $       (3.39)      $       (1.37)
----------------------------------------------------------------------------------------------------------------
Diluted loss per share                                        $      (8.55)    $       (3.39)      $       (1.37)
----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - basic                          8,609             8,609               8,593
----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - diluted                        8,609             8,609               8,593
================================================================================================================

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY Fiscal years ended April 1, 2001, April 2, 2000 and March 28, 1999 dollar amounts in thousands, except share and per share amounts
-----------------------------------------------------------------------------------------------------------------------------------
                                               Common Stock                                     Cumulative        Treasury Stock
                                          ----------------------    Additional     Retained      Currency     ---------------------
                                             Number                  Paid-in      (Deficit)     Translation     Number
                                           of shares      Cost        Capital      Earnings     Adjustment     of shares     Cost
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES - MARCH 29, 1998                  9,654,043    $  9,654     $ 41,804      $ 63,838        $  (4)      1,260,939   $ 17,969
Net loss                                                                            (11,772)
Cash dividends ($0.12 per share)                                                     (1,034)
Exercises of stock options                   215,739         215        3,025
Treasury stock acquired in conjunction
      with exercises of stock options        113,523         114                                                 113,523      2,340
Tax benefits realized from exercises
      of stock options                                                  1,267
Currency translation adjustment                                                                      (19)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES - MARCH 28, 1999                  9,983,305       9,983       46,096        51,032          (23)      1,374,462     20,309
Net loss                                                                            (29,148)
Cash dividends ($0.09 per share)                                                       (774)
Currency translation adjustment                                                                      (42)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES - APRIL 2, 2000                   9,983,305       9,983       46,096        21,110          (65)      1,374,462     20,309
Net loss                                                                            (73,587)
Currency translation adjustment                                                                       (1)
Retirement of treasury stock              (1,374,462)     (1,374)     (18,935)                                (1,374,462)   (20,309)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES - APRIL 1, 2001                   8,608,843    $  8,609     $ 27,161      $(52,477)       $ (66)          --      $     --
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended April 1, 2001, April 2, 2000, and March 28, 1999

in thousands                                                             2001               2000               1999
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                               $(73,587)          $(29,148)          $(11,772)
Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
     Depreciation of property, plant and equipment                        9,374             12,304             11,421
     Amortization of goodwill                                             1,099              1,030              1,229
     Deferred income tax benefit                                            (56)            (3,920)            (1,909)
     Provision for impairment                                            28,240                 --                 --
     Loss (gain) on disposition of assets                                 2,752               (439)             2,076
     Changes in assets and liabilities, net of effects
          of acquisitions of businesses:
          Accounts receivable                                            26,920             15,350            (11,392)
          Inventories, net                                               53,705             14,018              2,720
          Other current assets                                            4,752                320             (1,771)
          Other assets                                                    3,944                 23              1,084
          Accounts payable                                               (9,527)            (7,342)             3,765
          Accrued liabilities                                            (5,458)             1,041                820
          Reclassification of current assets to held for sale           (17,112)                --                 --
---------------------------------------------------------------------------------------------------------------------
Net cash  provided by (used for) operating activities                    25,046              3,237             (3,729)
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Capital expenditures                                                     (1,356)            (7,263)           (21,052)
Acquisitions, net of cash acquired                                           --               (700)           (10,072)
Proceeds from disposition of assets                                      25,591              1,496              2,631
Other                                                                        (2)               (40)              (272)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                     24,233             (6,507)           (28,765)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Payment of long-term debt                                               (33,348)            (7,243)              (100)
(Decrease) increase in notes payable                                       (579)            (3,414)            31,300
(Decrease) increase in advances from factor                             (15,709)            15,410                 --
Stock options exercised                                                      --                 --              2,281
Cash dividends                                                               --               (774)            (1,034)
Other                                                                        --                 --                (18)
---------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                    (49,636)             3,979             32,429
---------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                            (357)               709                (65)
Cash and cash equivalents at beginning of year                            1,453                744                809
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  1,096           $  1,453           $    744
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes (refunded) paid                                           $   (224)          $    147           $    190
Interest paid                                                          $ 15,097           $ 13,186           $  9,675
SUPPLEMENTAL DISCLOSURE OF NON CASH
  INVESTING AND FINANCING ACTIVITIES
    Disposition escrow account                                         $    508           $     --           $     --
=====================================================================================================================

See notes to consolidated financial statements.

                       CROWN CRAFTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FISCAL YEARS ENDED APRIL 1, 2001, APRIL 2, 2000 AND MARCH 28, 1999

NOTE 1 - DESCRIPTION OF BUSINESS

         Crown Crafts, Inc. and its subsidiaries (collectively, the "Company") operate in two principal business segments within the textile industry, 1) adult home furnishing and juvenile products, and 2) infant products. Adult home furnishing and juvenile products consists of bedroom and bath products (adult sheets, comforters and towels), throws and juvenile products (primarily Pillow Buddies(R)). The infant products segment consists of infant bedding, bibs, and infant soft goods. Sales are generally made directly to retailers, primarily department and specialty stores, mass merchants, large chain stores and gift stores. Following the sale of the Adult Bedding business as discussed in Note 4, the Company will be primarily in the infant and juvenile products business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation: The consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

         The Company's fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 53 weeks of operations for fiscal year 2000 and 52 weeks for fiscal years 2001 and 1999.

         Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances, and disputes. The Company has a significant amount of discontinued and irregular raw materials and finished goods which necessitate the establishment of inventory reserves which are highly subjective. Actual results could differ from those estimates.

         Revenue Recognition: Sales are recorded when goods are shipped to customers, and are reported net of reserves for estimated returns and allowances in the consolidated statements of operations and comprehensive loss. Reserves for returns and allowances are estimated based on historical rates.

         Inventory Valuation: Inventories are valued at the lower of first-in, first-out, cost or market.

         Depreciation and Amortization: Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are 15 to 40 years for buildings, 3 to 7-1/2 years for machinery and equipment, and 8 years for furniture and fixtures. The cost of improvements to leased premises is amortized over the shorter of the estimated life of the improvement or the term of the lease.

         The Company reviews for impairment, on a quarterly basis, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be reasonable based on estimates of future undiscounted cash flows. In the event of impairment, the asset is written down to its fair market value. Impairment of goodwill and write-down, if any, is measured based on estimates of future undiscounted cash flows including interest charges. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheet.

         Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, is amortized using the straight-line method over periods of up to 30 years. The Company reviews the carrying values and useful lives of goodwill and other long-lived assets if the facts and circumstances suggest that their recoverability may have been impaired. Goodwill is stated net of accumulated amortization of $5.2 million and $4.1 million at April 1, 2001 and April 2, 2000, respectively. The Company believes that no material impairment of goodwill or other long-lived assets exists at April 1, 2001.

         Provisions for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities.

The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets have been reduced by a valuation allowance, if necessary, by the amount of any tax benefits that based on available evidence, are not expected to be realized.

         Treasury Stock: In accordance with Georgia statutes and the Company's articles of incorporation, in fiscal 2001 treasury stock was retired and included in authorized but unissued shares.

         Stock-Based Compensation: The Company accounts for stock option grants using the intrinsic value method and only issues stock options that have an exercise price that is equal to or more than the fair value of the underlying shares at the date of grant. Accordingly, no compensation expense is recorded in the accompanying statements of operations and comprehensive loss with respect to stock option grants.

         Segments and Related Information: In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS ") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires certain information to be reported about operating segments on a basis consistent with the Company's internal organizational 2000 structure. Management's analysis concluded that the Company operates in two operating segments, 1) adult home furnishings and juvenile products, and 2) infant products. Required disclosures have been made in Note 13.

         Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities". SFAS No. 133, effective for the Company on April 2, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company has no contracts or other instruments to which SFAS No. 133 is applicable and the adoption of this standard, as amended, is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

         In 1999, Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition" was issued requiring that revenue be recognized when certain criteria are met. In addition, the Emerging Issues Task Force ("EITF") reached a consensus on issue EITF 00-10 in September 2000, "Accounting for Shipping and Handling Fees and Costs". The Company has analyzed the implications of both SAB 101 and EITF 00-10, and these pronouncements did not have a material impact on the Company's consolidated financial statements.

         In June 2001 the FASB also approved SFAS No. 142, Goodwill and Other Intangible Assets. This statement prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. Additionally, intangible assets with an indefinite useful life may not be amortized. The company will adopt SFAS No. 142 on April 1, 2002.

         Reclassifications: Certain prior year financial statement balances have been reclassified to conform with the current year's presentation.

NOTE 3 - ACQUISITIONS

         In May 1998, the Company entered into a license agreement with Calvin Klein, Inc. which gives the Company the right to manufacture and distribute Calvin Klein Home bed and bath collections. In August 1998, the Company purchased inventory and certain other assets from the previous licensee and in December 1998, purchased additional inventory and assets. The total consideration for these transactions, including transaction costs, was $10.1 million.

NOTE 4 - DISCONTINUANCE OF CERTAIN BUSINESSES

         During the first quarter of fiscal 2001, the Company sold surplus real property in North Carolina and Louisiana with net proceeds of $888,000 and a gain on sale of $466,000.

         The Company completed the sale of the Wovens division on November 14, 2000 with proceeds of approximately $36.6 million (before selling expenses) compared to a book value of $42.2 million. The Woven division had annual sales of approximately $61.4 million and $82.0 million in fiscal 2001 and 2000, respectively, and was included in the adult home furnishing and juvenile products segment. The Wovens division included the throws and decorative home accessories product group and part of the bedroom products group. The disposal was made as part of a plan to reduce debt and restructure the Company's operations.

Included in the sale were inventory, buildings, machinery and equipment at sites in Calhoun, Dalton and Chatsworth, Georgia; Blowing Rock, North Carolina; and Manchester, New Hampshire. Details of the loss on sale are as follows:

                                                                     $ Million
                                                                     ---------
                  Write-down of inventory to net realizable value      $ 2.9
                  Loss on sale of property, plant and equipment          2.7
                  Selling and other expenses                             3.8
                                                                       -----
                                   Total loss                          $ 9.4
                                                                       =====

         The write-down of inventory of approximately $2.9 million was included in cost of products sold. The loss on sale of property, plant and equipment and selling and other expenses were included in loss on disposition of assets. Selling and other expenses included costs for investment bankers, lawyers, and a special key employee retention program.

         The Company's Timberlake, North Carolina manufacturing plant was classified as assets held for sale at April 1, 2001. An impairment provision of $4.9 million for the excess of book value over sale proceeds of $8.0 million was recognized in fiscal 2001. The sale was completed on June 14, 2001.

         As part of the plan to reduce debt and restore profitability, the Company made a decision to exit the Adult Bedding and Bath Business and its net assets of $13.7 million were held for sale at April 1, 2001. Expected proceeds of the sale are $10.5 million cash plus assumption of liabilities of $3.6 million as well as certain contingent liabilities. Cash from the sale will be used to reduce debt. Included in the sale will be inventory, buildings, machinery and equipment located at Roxboro, North Carolina as well as various sales offices. The Adult Bedding and Bath Business had annual sales of approximately $76.5 million in fiscal 2001 and was included in the adult home furnishing and juvenile products segment. The Adult Bedding and Bath Business includes the remainder of the bedroom products group following the sale of the Wovens division. The estimated loss on sale of property, plant and equipment of $10.9 million was included in the provision for impairment. The provision for impairment also includes $12.4 million for abandoned computer systems. The writedown of $13.3 million for expected loss on sale of inventory was included in cost of products sold in the fourth quarter of fiscal 2001.

         In March 1999, the Company completed the sale of Textile, Inc. a weaving facility located in Ronda, North Carolina. The sale, which generated $2.3 million in cash, resulted in a $1.8 million pre-tax loss related to the write-off of goodwill.

NOTE 5 - INVENTORIES

         Major classes of inventory were as follows:

         (in thousands)                         2001              2000
         ---------------------------------------------------------------
         Raw materials and supplies           $  3,501          $ 27,822
         Work in process                         1,545             4,925
         Finished goods                         14,518            40,522
         ---------------------------------------------------------------
                                              $ 19,564          $ 73,269
         ---------------------------------------------------------------

         Inventory is net of reserves for inventories classified as irregular or discontinued of $2.2 million and $6.2 million in fiscal 2001 and 2000, respectively.

NOTE 6 - FINANCING ARRANGEMENTS

         Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of operations, were $2.2 million, $2.8 million, and $2.5 million, respectively, in 2001, 2000, and 1999. Factor advances were $0 at April 1, 2001, $15.4 million at April 2, 2000 and $0 at the end of 1999.

         Notes Payable and Other Credit Facilities: At April 1, 2001, the Company had committed lines of credit totaling $30.2 million with two banks at a floating rate of interest which at April 1, 2000 was 12.0%. No fees or compensating balances are required under these arrangements, and the lines are fully drawn at April 1, 2001. Annual average borrowings and weighted average interest rates under these arrangements were $43.5 million at 11.89% in 2001, $52.9 million at 8.95% in 2000 and $27.0 million at 7.60% in 1999. These facilities are secured by substantially all of the Company's assets.

         At April 1, 2001 and April 2, 2000, long term debt consisted of:

         (in thousands)                             2001        2000
         -------------------------------------------------------------
         Bank Credit lines                        $ 30,249    $ 52,737
         Promissory notes                           31,417      42,856
         Floating rate revolving
         credit facilities                          30,000      30,000
                                                  --------    --------
                                                    91,666     125,593
         Less current maturities                    44,016      19,000
         -------------------------------------------------------------
                                                  $ 47,650    $106,593
         -------------------------------------------------------------

         On July 23, 2001 the Company completed a refinancing of its debt. The new credit facilities include the following:

         Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit, $ 14.0 million drawn at closing. Interest rate of LIBOR plus 2.75%, maturity June 30, 2004. Secured by a first lien on all assets.

         Senior Notes of $14 million. Interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. Maturity June 30, 2006. Secured by a first lien on all assets.

         Senior Subordinated Notes of $16 million. Interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. Maturity July 23, 2007, secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% will be amortized over the life of the notes.

        The new credit facilities contain covenants regarding minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), maximum total debt/EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest, and minimum shareholders' equity. The covenants also include restrictions on capital expenditures, dividends, and stock repurchases.

Minimum annual maturities adjusted to reflect the July 23, 2001 refinancing are as follows:

(in thousands)

          FISCAL        REVOLVER        SENIOR NOTES       SUB NOTES             TOTAL
                        --------        ------------       ---------           --------
          2002                --          $    250                --           $    250
          2003                --             2,000                --              2,000
          2004                --             2,000                --              2,000
          2005          $ 14,000             2,000                --             16,000
          2006                --             2,000                --              2,000
          2007                --             5,750                --              5,750
          2008                --                --          $ 24,000*            24,000
                        --------          --------          --------           --------
          Total         $ 14,000          $ 14,000          $ 24,000           $ 52,000

         *includes $8,000 non-interest bearing note issued at an original issue discount of $4.1 million.

        In the event that required debt service exceeds 70% of free cash flow (EBITDA less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 70% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 70% of free cash flow.

        As part of the refinancing, the Company issued to the Lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire in six years. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid in capital in the second quarter of fiscal 2002. Also in the second quarter of fiscal 2002, the Company recognized an extraordinary item of $25.0 million representing cancellation of debt income in connection with the refinancing.

        Below is a comparison of the April 1, 2001 balance sheet with the pro forma impact of the refinancing and the disposition of the Adult Bedding and Bath business:

                             CONDENSED BALANCE SHEET

           in millions of dollars                                                       Pro forma
                                                                     April 1, 2001    April 1, 2001
                                                                     -------------    -------------
         Current assets                                                  $ 40.7           $ 42.5
         Assets held for sale                                              21.7               --
         Fixed assets, net                                                  3.9              3.9
         Other assets                                                      24.4             24.4
                                                                         ------           ------
           Total assets                                                  $ 90.7           $ 70.8
                                                                         ======           ======

         Accounts payable                                                $  8.5           $  6.0
         Accrued liabilities                                                6.5              6.2
         Current maturities of long term debt                              44.0              0.3
                                                                         ------           ------
           Total current liabilities                                       59.0             12.5
         Long term debt                                                    47.7             47.7
         Other liabilities                                                  0.8               --
         Shareholders' (deficit) equity                                   (16.8)            10.6
                                                                         ------           ------
           Total liabilities and shareholders' (deficit) equity          $ 90.7           $ 70.8

         The Company's notes and the credit facilities contain similar restrictive covenants requiring the Company to maintain certain ratios of earnings to fixed charges and of total debt to total capitalization. In addition, the bank revolving credit facilities contain certain covenants requiring the Company to maintain minimum levels of shareholders' equity and certain ratios of total debt to cash flow. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends. Other covenants of these revolving credit facilities require the Company to maintain certain financial ratios and place restrictions on the amounts the Company may expend on acquisitions.

         On August 31, 2000, the Company concluded a restructuring of its debt. The agreements extended the maturity of the debt to April 3, 2001 and adjusted financial and other covenants based on the Company's projections. The restructured loan covenants limited capital expenditures for fiscal 2001 to $4.4 million, limited the level of advances on factored accounts receivable, required certain levels of borrowing base assets relative to the debt, and required certain levels of cash flow on a monthly basis. At certain times during the year, the Company was not in compliance with certain of these covenants and obtained amendments of the loan agreements to waive such noncompliance. Compliance and reporting to the lenders is daily with respect to the level of factor advances and borrowing base assets, and monthly with respect to other covenants. In exchange, the Company issued to the Lenders warrants exercisable for 5% of the Company's issued and outstanding stock exercisable not later than December 31, 2005. These warrants were cancelled in connection with the July 23, 2001 refinancing. As of August 31, 2000, the interest rate on the credit facilities was increased by 1% to each bank's base rate plus 2% and on the notes placed with an insurance company to 11.77%. The margin over Base Rate increased to 4% in the quarter ended April 1, 2001. Effective April 3, 2001, the Lenders extended the maturity of the loans to June 30, 2001 and subsequently to August 6, 2001 with a margin over base rate of 1%.

NOTE 7 - INCOME TAXES

         The (benefits) provisions for income taxes are summarized as follows:

         (in thousands)              2001              2000               1999
         -----------------------------------------------------------------------
         Current:
           Federal                  $   64           $   (362)          $ (2,866)
           State and local             (31)               235               (455)
         -----------------------------------------------------------------------
         Total current                  33               (127)            (3,321)
         -----------------------------------------------------------------------
         Deferred:
           Federal                       0             (3,264)            (1,379)
           State and local             (56)              (656)              (530)
         -----------------------------------------------------------------------
         Total deferred                (56)            (3,920)            (1,909)
         -----------------------------------------------------------------------
         Total benefit              $  (23)          $ (4,047)          $ (5,230)
         -----------------------------------------------------------------------

         The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

         (in thousands)                               2001               2000
         ----------------------------------------------------------------------
         Gross deferred income tax
         liabilities:
         Property, plant and
         equipment                                  $  4,196           $  9,821
         DISC earnings deferral                           --                570
         Other                                           482                932
         ----------------------------------------------------------------------
         Total gross deferred income
         tax liabilities                              (4,678)           (11,323)
         ----------------------------------------------------------------------
         Gross deferred income tax assets:
         Employee benefit accruals                       859              1,533
         Accounts receivable reserves                    486              1,394
         Net operating loss carryforward              22,115             16,657
         Accrued losses                               16,565
         Other                                           496              2,096
         ----------------------------------------------------------------------
         Total gross deferred income
         tax assets                                   40,521             21,680
         ----------------------------------------------------------------------
         Deferred tax asset valuation
         allowance                                   (35,867)           (10,437)
         ----------------------------------------------------------------------
         Net deferred income tax
         liability                                  $     24           $     80
         ----------------------------------------------------------------------

         As of April 1, 2001, the Company has federal income tax net operating loss carryforwards totaling $55.9 million which begin expiring in the year ending March 2020.

         The following reconciles the income tax benefit at the U.S. federal income tax statutory rate to that in the financial statements:

         (in thousands)                            2001               2000               1999
         --------------------------------------------------------------------------------------
         Statutory rate                          $(24,259)          $(11,389)          $ (5,473)
         Nondeductible
             amortization of goodwill            $    286           $    275           $    343
         State income taxes, net of
             Federal income tax benefit          $ (2,555)          $   (277)          $   (650)
         Valuation allowance                       25,430              7,724
         Other                                      1,075               (380)               550
         --------------------------------------------------------------------------------------
         Provision for income taxes              $    (23)          $ (4,047)          $ (5,230)
         --------------------------------------------------------------------------------------

NOTE 8 - RETIREMENT PLANS

         The Company maintains an Employee Stock Ownership Plan, which provides for annual contributions by the Company at the discretion of the Board of Directors for the benefit of eligible employees.
Contributions can be made either in cash or in shares of the Company's common stock. Participation in the Plan is open to all Company employees who are at least twenty-one years of age and who have been employed by the Company for at least one year. The Company recognized expense of $76,000, $50,000, and $480,000, respectively, for its cash contributions to the Plan in fiscal 2001, 2000, and 1999. Effective April 1, 2001, the Employee Stock Ownership Plan was terminated.

         Effective January 1, 1996, the Company established an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Under the Plan, employees generally may elect to exclude up to 15% of their compensation from amounts subject to income tax as a salary deferral contribution. The Board of Directors determines each calendar year the portion, if any, of employee contributions that will be matched by the Company. Beginning in calendar 1998, the Company has made or will make a matching contribution to each employee in an amount equal to 100% of the first 2% and 50% of the next 1% contributed by the employee. The Company's matching contributions to the Plan were approximately $553,000, $814,000, and $855,000, respectively, for fiscal 2001, 2000 and 1999.

NOTE 9 - STOCK OPTIONS

         The Company accounts for its stock option plans using the intrinsic value method established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation cost has been recognized in the Company's financial statements for its stock based compensation plans. The Company complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation", which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options using the fair value method of that statement.

          The Company's 1976 and 1995 Stock Option Plans provide for the grant of non-qualified stock options to officers and key employees at prices no less than the market price of the stock on the date of each grant. In addition, the 1995 Stock Option Plan provides for the grant of incentive stock options to employees and a fixed annual grant of 2,000 non-qualified stock options to each non-employee director on the day after each year's annual meeting of shareholders. Through April 1, 2001, non-qualified options covering a total of 54,000 shares have been issued to non-employee directors and no incentive options have been issued. One-third of the non-qualified options become exercisable on each of the first three anniversaries of their issuance, except for the options granted in December 1999 which vest 50% after one year and the balance after two years. The non-qualified options expire on the fifth anniversary of their issuance except for the December 1999 options which expire in ten years.

         A total of 5,955,000 shares of common stock have been authorized for issuance under the Plans. At April 1, 2001, 1,499,280 options were reserved for future issuance. The options outstanding at April 1, 2001 expire through September 8, 2010, have a weighted average remaining contractual life of 4.36 years, and include 834,886 options exercisable at April 1, 2001 with a weighted average exercise price of $8.82.


The following table summarizes stock option activity during each of the most recent three fiscal years:

                                                               Weighted
                                          Number            Exercise Price        Average
                                        of Shares              Per Share          Exercise
         ---------------------------------------------------------------------------------
         Options outstanding,
         March 29, 1998                 1,890,227           $ 7.88 - 21.31          $10.39
         Options granted                  504,633             5.50 - 14.50            7.99
         Options canceled                (151,407)            7.88 - 15.63           10.65
         Options exercised               (329,262)            7.88 - 13.25           10.19
         ---------------------------------------------------------------------------------
         Options outstanding,
         March 28, 1999                 1,914,191             5.50 - 21.31            9.77
         Options granted                  569,600             2.31 -  5.88            2.44
         Options canceled                (312,718)            2.31 - 21.31            9.09
         ---------------------------------------------------------------------------------
         Options outstanding,
         April 2, 2000                  2,171,073             2.31 - 18.75            7.96
         Options granted                  487,162              .47 -  2.00            1.17
         Options canceled              (1,321,274)            1.06 - 15.75            7.05
         ---------------------------------------------------------------------------------
         Options outstanding,
         April 1, 2001                  1,336,961            $ .47 - 18.75          $ 6.37
         ---------------------------------------------------------------------------------

         The following table summarizes information about stock options outstanding and exercisable at April 1, 2001 by range of exercise price:

                                        Weighted Avg.      Weighted Avg.                       Weighted Avg.
      Range            Number of          Remaining       Exercise Price      Number of       Exercise Price
  of Exercise           Options          Contractual        of Options          Shares          of Shares
     Prices           Outstanding            Life           Outstanding      Exercisable       Exercisable
------------------------------------------------------------------------------------------------------------
$ 0.47 - $ 2.31          557,912          8.89 years          $  1.73          128,909          $  2.31
  3.00 -  10.25          588,349          0.99 years             8.64          515,277             8.92
 11.50 -  18.75          190,700          1.47 years            12.96          190,700            12.96
                       ---------                                               -------
                       1,336,961                                               834,886
------------------------------------------------------------------------------------------------------------

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

         The weighted-average grant-date fair value of options granted in 2001, 2000, and 1999, respectively, was $0.56, $2.44, and $6.35 per share. Had compensation cost for the Company's stock option grants been determined and recorded as expense at the grant dates, the Company's pro forma net loss and loss per share would have been as follows:

(in thousands, except per share data)             2001               2000           1999
-------------------------------------------------------------------------------------------
Net loss                                       $ (74,152)         $(29,451)       $(13,685)
Basic loss per share                               (8.61)            (3.42)          (1.59)
Diluted loss per share                             (8.61)            (3.42)          (1.59)
-------------------------------------------------------------------------------------------

         For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. The following table summarizes the assumptions used to value options.

(in percentages, except expected life)             2001        2000        1999
-------------------------------------------------------------------------------
Dividend yield                                       --        1.59        1.15
Expected volatility                                  50          32         134
Risk free interest rate                             6.1         5.4         4.9
Expected life, years                                4.4         4.0         4.0

NOTE 10 - LOSS PER SHARE

         Due to the losses in each of fiscal years 2001, 2000, and 1999, Basic and Diluted Loss per Share are both calculated using the weighted average common shares outstanding (in thousands) of 8,609, 8,609 and 8,593 for fiscal 2001, 2000 and 1999, respectively. Common stock equivalents of 429,385 related to warrants held by the Company's lenders are excluded from the fiscal 2001 diluted loss per common share calculation because such are anti-dilutive.

NOTE 11 - MAJOR CUSTOMERS

         The table below indicates customers representing more than 10% of sales.

                                                Fiscal Year:

                                     2001           2000           1999
Wal-Mart Stores, Inc.                  16%            13%            18%
Federated Department Stores            14%            14%             *
Toys R Us                              13%            11%             *
Target Corporation                      *             11%             *
        *-Less than 10%.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease Commitments: At April 1, 2001, the Company's minimum annual rentals under noncancelable operating leases, principally for manufacturing, warehousing and office facilities, were as follows:

                                        Fiscal year: (in thousands)
                           -----------------------------------------------------
                           2002                                          $ 2,364
                           2003                                            1,180
                           2004                                              655
                           2005                                              310
                           2006                                              272
                           Thereafter                                        147
                           -----------------------------------------------------
                                                                         $ 4,928
                           -----------------------------------------------------

         Total rent expense was $4.5 million, $6.5 million, and $5.7 million, respectively, for the years ended April 1, 2001, April 2, 2000 and March 28, 1999.

         Certain of the Company's products are manufactured and sold pursuant to license arrangements that include, among others: Calvin Klein(R), Disney(R)and Warner Bros.(R). The licensing agreements for the Company's designer brands generally are for a term at inception of one to six years, and may or may not be subject to renewal or extension. At April 1, 2001, the Company's minimum royalty guarantees were as follows:

                                        Fiscal year: (in thousands)
                           -----------------------------------------------------
                           2002                                          $ 7,815
                           2003                                            4,023
                           2004                                            2,950
                           -----------------------------------------------------
                                                                         $14,788
                           -----------------------------------------------------

         The Company's total royalty expense, net of royalty income, was $14.4 million, $15.8 million and $13.4 million, for fiscal 2001, 2000 and 1999, respectively.

NOTE 13 - SEGMENTS AND RELATED INFORMATION

         In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's principal segments include 1) adult home furnishing and juvenile products and 2) infant products. The adult home furnishing and juvenile products segment consists of bedroom and bath products (adult comforters, sheets and towels), throws and juvenile products (primarily Pillow Buddies(R)). The infant products segment consists of infant bedding, bibs, and infant soft goods. The Company tracks revenues and operating profit information for these two business segments.

         The Company's manufacturing and distribution operations are also divided into adult home furnishing and juvenile products and infant products. The Company's facilities in North Carolina and Kentucky support the adult home furnishing and juvenile products. The Company's facilities in Louisiana, California and Mexico support the infant products. Assets, capital expenditures and depreciation and amortization are tracked for adult home furnishing and juvenile products as a whole and for infant products.

         Financial information attributable to the Company's business segments for the years ended April 1, 2001, April 2, 2000 and March 28, 1999, is as follows (in thousands):

             Revenues:                                   2001           2000           1999
             --------------------------------------------------------------------------------
             Adult home furnishing and
                  juvenile products                   $ 150,652      $ 217,998      $ 269,647
             --------------------------------------------------------------------------------
             Infant products                             96,863        101,895         92,424
             --------------------------------------------------------------------------------
                                                      $ 247,515      $ 319,893      $ 362,071
             --------------------------------------------------------------------------------

             Operating loss:                             2001           2000           1999
             --------------------------------------------------------------------------------
             Adult home furnishing
             and juvenile products                    $ (62,671)     $ (21,477)     $ (9,455)
             --------------------------------------------------------------------------------
             Infant products                              3,116          1,919          2,429
             --------------------------------------------------------------------------------
                                                      $ (59,555)     $ (19,558)     $ (7,026)
             --------------------------------------------------------------------------------

             Assets:                                     2001           2000           1999
             --------------------------------------------------------------------------------
             Adult home furnishing and
                  juvenile products                   $ 30,436       $ 143,592      $ 191,407
             --------------------------------------------------------------------------------
             Infant products                            60,242          71,412         73,444
             --------------------------------------------------------------------------------
                                                      $215,004       $ 264,851      $  90,678
             --------------------------------------------------------------------------------

             Capital expenditures:                       2001           2000           1999
             --------------------------------------------------------------------------------
             Adult home furnishing and
                  juvenile products                   $    949       $   6,692      $  19,777
             --------------------------------------------------------------------------------
             Infant products                               407           1,271          1,275
             --------------------------------------------------------------------------------
                                                      $  1,356       $   7,963      $  21,052
             --------------------------------------------------------------------------------

             Depreciation and amortization:              2001           2000           1999
             --------------------------------------------------------------------------------
             Adult home furnishing and
                  juvenile products                   $  8,583       $  11,473      $  10,910
             --------------------------------------------------------------------------------
             Infant products                             1,890           1,861          1,740
             --------------------------------------------------------------------------------
                                                      $ 10,473       $  13,334      $  12,650
             --------------------------------------------------------------------------------

         The key features used by decision makers are the level of operating income relative to revenues and assets.

         Revenues for individual product groups within these business segments are summarized below. The Company's facilities in Georgia, North Carolina, New Hampshire and Kentucky support adult home furnishing and juvenile products.

             (in thousands)                              2001           2000           1999
             --------------------------------------------------------------------------------
             Bedroom and bath products                $ 90,500       $ 135,600      $ 145,500
             Throws                                     55,300          71,300         98,200
             Infant and juvenile products              101,600         112,900        117,600
             Other revenues                                115              93            771
             --------------------------------------------------------------------------------
                                                      $247,515       $ 319,893      $ 362,071
             --------------------------------------------------------------------------------

NOTE 14 - SUBSEQUENT EVENTS

         On June 14, 2001, the Company completed the sale of the Timberlake, North Carolina plant. Proceeds of $8.0 million were used to reduce debt. On July 17, 2001, the Roxboro, North Carolina outlet store was sold and the proceeds of $0.5 million were used to reduce debt. On July 23, 2001, the Adult Bedding and Bath business was sold and the proceeds of $8.5 million were used to reduce debt. Effective July 23, 2001, as described in Note 6, the Company completed a refinancing of its debt.

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                    SELECTED QUARTERLY FINANCIAL INFORMATION


UNAUDITED QUARTERLY FINANCIAL INFORMATION in thousands, except per share amounts

                                      First             Second             Third              Fourth
                                     Quarter            Quarter            Quarter            Quarter
FISCAL YEAR ENDED APRIL 1,
2001:
Net sales                           $ 58,194           $ 82,175           $ 67,064           $ 40,082
Gross profit                           4,447             10,180             11,743             (7,828)
Net loss                             (10,886)           (11,408)            (5,872)           (45,421)
Basic loss per share                   (1.26)             (1.33)             (0.68)             (5.28)
Diluted loss per share                 (1.26)             (1.33)             (0.68)             (5.28)

FISCAL YEAR ENDED APRIL 2,
2000:
Net sales                           $ 65,787           $ 84,162           $ 91,001           $ 78,943
Gross profit                           8,945             13,665             14,592             (2,046)
Net loss                              (3,827)            (1,817)            (1,667)           (21,837)
Basic loss per share                   (0.44)             (0.21)             (0.19)             (2.55)
Diluted loss per share                 (0.44)             (0.21)             (0.19)             (2.55)

         Net loss, basic loss per share and diluted loss per share for the fourth quarter of the fiscal year ended April 2, 2000 were increased by $3.0 million, $0.35 and $0.35, respectively, as a result of certain inventory adjustments, including differences between the books and the physical inventory.

         Net loss, basic loss per share and diluted loss per share for the fourth quarter of the fiscal year ended April 1, 2001 were increased by $24.2 million, $2.81 and $2.81, respectively, as a result of the provision for impairment and loss on sale of inventory related to the Adult Bedding and Bath business. Further, net loss, basic loss and diluted loss per share for the fourth quarter of the fiscal year ended April 1, 2001 were increased by $12.4 million, $1.44 and $1.44, respectively, due to a provision for impairment on abandoned computer systems.