Form 10-Q
period 2001-07-01
CROWN CRAFTS INC
filed 2001-09-21
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001


              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____to_____

                           Commission File No. 1-7604

                                CROWN CRAFTS, INC
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                     58-0678148
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

            1600 RiverEdge Parkway, Suite 200, Atlanta, Georgia 30328
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 644-6400
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]  No [ ]

                   The number of shares of common stock, $1.00 par value, of the Registrant outstanding as of August 15, 2001 was 9,421,437.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                   July 1, 2001 (UNAUDITED) and April 1, 2001

                                                                                July 1,       April 1,
dollar amounts in thousands, except share and per share amounts                  2001           2001
------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                                       $    92        $   588
Restricted cash                                                                     514            508
Accounts receivable (net of allowances of $2,330 at July 1
      and $1,937 at April 1):
      Due from factor                                                             8,734         15,588
      Other                                                                       2,551          2,213
Inventories, net                                                                 20,478         19,564
Other current assets                                                              1,803          2,233
Assets held for sale                                                             12,924         21,661
------------------------------------------------------------------------------------------------------
Total current assets                                                             47,096         62,355
------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
Land, buildings and improvements                                                  2,759          2,736
Machinery and equipment                                                           3,973          3,873
Furniture and fixtures                                                              492            489
------------------------------------------------------------------------------------------------------
                                                                                  7,224          7,098
Less accumulated depreciation                                                     3,401          3,184
------------------------------------------------------------------------------------------------------
Property, plant and equipment - net                                               3,823          3,914
------------------------------------------------------------------------------------------------------
OTHER ASSETS:
Goodwill (net of amortization of $5,471 at July 1 and $5,207 at April 1)         23,825         24,088
Other                                                                             1,073            321
------------------------------------------------------------------------------------------------------
Total other assets                                                               24,898         24,409
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $75,817        $90,678
======================================================================================================

See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                   July 1, 2001 (UNAUDITED) and April 1, 2001

                                                                               July 1,        April 1,
dollar amounts in thousands, except share and per share amounts                  2001           2001
------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                                 6,446           8,470
Accrued wages and benefits                                                       1,181           2,144
Accrued royalties                                                                  765           1,086
Other accrued liabilities                                                        2,347           3,316
Current maturities of long-term debt                                            36,660          44,016
------------------------------------------------------------------------------------------------------
Total current liabilities                                                       47,399          59,032
------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES:
Long-term debt                                                                  47,150          47,650
Deferred income taxes                                                               24              24
Other                                                                              745             745
------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                   47,919          48,419
------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT:
Common stock - par value $1.00 per share, 50,000,000 shares authorized
   Outstanding: 8,594,437 at July 1 and 8,608,843 at April 1                     8,594           8,609
Additional paid-in capital                                                      27,172          27,161
Accumulated deficit                                                            (55,337)        (52,477)
Cumulative currency translation adjustment                                          70             (66)
------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                    (19,501)        (16,773)
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                   $ 75,817        $ 90,678
======================================================================================================

See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Three months ended July 1, 2001 and July 2, 2000

                                                       July 1,        July 2,
in thousands, except loss per share                     2001            2000
-------------------------------------------------------------------------------

Net sales                                             $ 38,699        $ 58,194
Cost of products sold                                   31,175          53,747
-------------------------------------------------------------------------------
Gross profit                                             7,524           4,447
Marketing and administrative expenses                    7,968          11,976
Gain on disposition of assets                             (370)           (466)
-------------------------------------------------------------------------------
Loss from operations                                       (74)         (7,063)
Other income (expense):
      Interest expense                                  (3,300)         (3,934)
      Other - net                                          557             111
-------------------------------------------------------------------------------
Loss before income taxes                                (2,817)        (10,886)
Income tax expense                                          42              --
-------------------------------------------------------------------------------
Net loss                                                (2,859)        (10,886)
-------------------------------------------------------------------------------
Other comprehensive income, net of tax:
       Foreign currency translation adjustment             136              31
-------------------------------------------------------------------------------
Comprehensive loss, net of tax                        $ (2,723)       $(10,855)
-------------------------------------------------------------------------------

Basic loss per share                                  $  (0.32)       $  (1.26)
-------------------------------------------------------------------------------

Diluted loss per share                                $  (0.32)       $  (1.26)
-------------------------------------------------------------------------------

Weighted average shares outstanding - basic              8,605           8,609
-------------------------------------------------------------------------------

Weighted average shares outstanding - diluted            8,605           8,609
===============================================================================

See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three months ended July 1, 2001 and July 2, 2000
                                   (UNAUDITED)

                                                             July 1,          July 2,
in thousands                                                  2001             2000
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                    $ (2,859)       $(10,886)
Adjustments to reconcile net loss to net cash
     (used for) provided by operating activities:
     Depreciation of property, plant and equipment               242           3,068
     Amortization of goodwill                                    264             265
     Gain on disposition of assets                              (802)           (466)
     Changes in assets and liabilities
          Accounts receivable                                  3,546          11,130
          Inventories, net                                      (914)          2,540
          Other current assets                                   430           1,725
          Other assets                                          (752)            390
          Accounts payable                                    (2,024)         (5,266)
          Accrued liabilities                                 (2,253)         (2,269)
          Assets held for sale, net of sales                     464              --
-------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities          (4,658)            231
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Capital expenditures                                             (50)           (328)
Proceeds from disposition of assets                            9,201             888
Other                                                            (93)             31
-------------------------------------------------------------------------------------
Net cash provided by investing activities                      9,058             591
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Payment of long-term debt                                     (7,856)           (878)
Increase (decrease) in advances from factor                    2,970          (1,086)
Stock repurchased                                                 (4)             --
-------------------------------------------------------------------------------------
Net cash used for financing activities                        (4,890)         (1,964)
-------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (490)         (1,142)
Cash and cash equivalents at beginning of year                 1,096           1,453
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    606        $    311
-------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                           $    112        $    281
Interest paid                                               $  3,707        $  4,082
SUPPLEMENTAL DISCLOSURE OF NON CASH
  INVESTING AND FINANCING ACTIVITIES
    Disposition escrow account                              $    514        $     --
=====================================================================================

See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 1, 2001 and the results of its operations and its cash flows for the three-month periods ended July 1, 2001 and July 2, 2000. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the three-month period ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ending April 1, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Form 10-K for the year ended April 1, 2001 of Crown Crafts, Inc. (the "Company").

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

         Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Financial Instruments and Hedging Activities. SFAS 133, effective for the Company on April 2, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company has no contracts or other instruments to which SFAS 133 is applicable and the adoption of this standard, as amended, did not have a material impact on the Company's results of operations, financial position or cash flow.

         In 1999, Staff Accounting Bulletin 101 ("SAB") 101 Revenue Recognition was issued requiring that revenue be recognized when certain criteria are met. In addition, the Emerging Issues Task Force ("EITF") reached a consensus on issue EITF 00-10 in September 2000, Accounting for Shipping and Handling Fees and Costs. The Company has analyzed the implications of both SAB 101 and EITF 00-10, and these pronouncements did not have a material impact on the Company's consolidated financial statements.

         In June 2001 the FASB also approved SFAS 142, Goodwill and Other Intangible Assets. This statement prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead. goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. Additionally, intangible assets with an indefinite useful life may not be amortized. The company will adopt SFAS 142 on April 1, 2002.

         Reclassifications: Certain prior period financial statement balances have been reclassified to conform to the current period's presentation.

2. In 1999, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company's principal segments include adult home furnishing and juvenile products, consisting of bedroom and bath products (adult comforters, sheets and towels), throws and juvenile products (primarily Pillow Buddies(R)). The second principal segment is infant products, consisting of infant bedding, bibs, and infant soft goods. The Company tracks revenues and operating profit information for these two business segments. Following the sale of the Adult Bedding and Bath business as of July 23, 2001 as described in Note 5 below, the Company will be primarily in the infant and juvenile products business.

         Financial information attributable to the Company's business segments for the quarters ended July 1, 2001 and July 2, 2000, was as follows (in thousands):

                                   THREE MONTHS ENDED
Revenues:                      July 1, 2001   July 2, 2000
--------------------------     ---------------------------

Adult home furnishing
     and juvenile products         19,288         37,953
Infant products                    19,411         20,241
                                  -------        -------
Total                             $38,699        $58,194
                                  =======        =======

                                     THREE MONTHS ENDED
Operating income (loss)        July 1, 2001     July 2, 2000
--------------------------     -----------------------------
Adult home furnishing
     and juvenile products         (1,744)         (9,182)
Infant products                     1,670           2,119
                                  -------         -------
Total                             $   (74)        $(7,063)
                                  =======         =======

Net sales by individual product groups within these business segments were as follows (in thousands):

                             THREE MONTHS ENDED
                        July 1, 2001   July 2, 2000
-------------------     ---------------------------
Bedroom products            18,111         26,685
Throws                         540         10,363
Infant and juvenile
     products               20,048         21,116
Other                           --             30
                           -------        -------
     Total                 $38,699        $58,194
                           =======        =======

3. No interest costs were capitalized during the three months ended July 1, 2001, and July 2, 2000.

4.       Major classes of inventory were as follows (in thousands):

                       July 1,        April 1,
                         2001           2001
                       -------        --------

Raw materials          $ 3,573        $ 3,501
Work in process          1,364          1,545
Finished goods          15,541         14,518
                       -------        -------

                       $20,478        $19,564
                       =======        =======

         Inventory is net of reserves for inventories classified as irregular or discontinued of $2.0 million and $2.2 million at July 1, 2001 and April 1, 2001, respectively.

5. During the three months ended July 1, 2001, the Company sold property, plant and equipment (primarily at Timberlake, North Carolina) with net proceeds of $9.2 million and a gain on sale of $802,000. The net proceeds were used to reduce debt.

         As part of the plan to reduce debt and restore profitability, the Company made a decision to exit the Adult Bedding and Bath Business and its net assets of $12.9 million were held for sale at July 1, 2001. Expected proceeds of the sale are $9.3 million cash plus assumption of liabilities of $3.6 million as well as certain contingent liabilities. Cash from the sale will be used to reduce debt. Included in the sale will be inventory, buildings, machinery and equipment located at Roxboro, North Carolina as well as various sales offices. The Adult Bedding and Bath Business had annual sales of approximately $76.5 million in fiscal 2001 and was included in the adult home furnishing and juvenile products segment. The Adult Bedding and Bath Business includes the remainder of the bedroom products group following the sale of the Wovens division. The sale was completed on July 23, 2001.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 2001 COMPARED TO THE THREE MONTHS ENDED JULY 2, 2000

Net sales decreased $19.5 million or 33.5% to $38.7 million in the current year quarter compared to $58.2 million in the prior year quarter. This was attributable to a decrease of $8.6 million, or 32.1%, in bedroom products, a $9.8 million decrease in throws and a decrease of $1.1 million, or 5.1%, in sales of infant and juvenile products. The decrease in bedroom products resulted from the decision to phase out the unprofitable Studio bedding line as well as the sale of the Wovens division on November 14, 2000. The disposition of the Wovens division resulted in lower sales of throws. Lower sales of infant and juvenile products were due to changes in buying patterns by major retailers.

For the quarter ended July 1, 2001, gross profit as a percentage of net sales increased to 19.4% from 7.6% for the quarter ended July 2, 2000. A variety of factors impacted margins, including a change in product mix, but the increased margin relates primarily to a lower manufacturing costs as a result of outsourcing.

Marketing and administrative expenses decreased by $4.0 million or 33.5% in the current year quarter compared to the same quarter in the prior fiscal year and were 20.6% of net sales for both periods presented. The decrease is a result of the Company's cost reduction and restructuring programs as well as the sale of the Wovens division.

Interest expense for the quarter decreased by $0.6 million because of lower debt and reduced interest rates.

Due to the accumulated losses, no federal income tax provision has been included for the quarter ended July 1, 2001 and the prior year quarter. A provision for estimated state and local taxes of $42,000 was included for the quarter ended July 2001.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities was $4.7 million for the three months ended July 1, 2001 compared to net cash provided by operating activities of $0.2 million for the three months ended July 2, 2000. Net cash provided by investing activities was $9.1 million compared to $0.6 million in the prior year period. Net cash used for financing activities was $4.9 million, compared to $2.0 million in the prior year period. Total debt outstanding decreased to $83.8 million at July 1, 2001 from $91.7 million at April 1, 2001. This decrease resulted from the repayment of debt from the sale of fixed assets.

As of July 1, 2001, cash of $0.5 million was restricted and assigned as collateral to secure indemnities related to the sale of the Wovens division. A $1.7 million letter of credit for minimum royalties and a $0.7 million letter of credit for workers' compensation liabilities are secured by accounts receivable due from factor.

         At July 1, 2001 and April 1, 2001, long term debt consisted of:

(in thousands)                 July 1         April 1
-----------------------------------------------------
Bank Credit lines              $24,973        $30,249
Promissory notes                28,837         31,417
Floating rate revolving
credit facilities               30,000         30,000
                               -------        -------
                                83,810         91,666
Less current maturities         36,660         44,016
                               -------        -------
                               $47,150        $47,650
-----------------------------------------------------

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

Minimum annual maturities adjusted to reflect the July 23, 2001 refinancing are as follows: (in thousands)

        FISCAL       REVOLVER     SENIOR NOTES     SUB NOTES         TOTAL
                     --------     ------------     ---------        -------

         2002              --        $   250             --         $   250
         2003              --          2,000             --           2,000
         2004              --          2,000             --           2,000
         2005         $14,000          2,000             --          16,000
         2006              --          2,000             --           2,000
         2007              --          5,750             --           5,750
         2008              --             --        $24,000*         24,000
                      -------        -------        -------         -------
         Total        $14,000        $14,000        $24,000         $52,000

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

        Below is a comparison of the July 1, 2001 balance sheet with the pro forma impact of the refinancing and the disposition of the Adult Bedding and Bath business:

                               CROWN CRAFTS, INC.
                             CONDENSED BALANCE SHEET

  in millions of dollars                                                Pro forma
                                                          July 1, 2001 July 1, 2001
                                                          ------------ ------------

Current assets                                                $34.2        $35.9
Assets held for sale                                           12.9           --
Fixed assets, net                                               3.8          3.8
Other assets                                                   24.9         23.9
                                                              -----        -----
  Total assets                                                $75.8        $63.6
                                                              =====        =====

Accounts payable                                              $ 6.4        $ 3.9
Accrued liabilities                                             4.3          4.0
Current maturities of long term debt                           36.7          0.7
                                                              -----        -----
  Total current liabilities                                    47.4          8.6
Long term debt                                                 47.1         47.1
Other liabilities                                               0.8           --
Shareholders' (deficit) equity                                (19.5)         7.9
                                                              -----        -----
  Total liabilities and shareholders' (deficit) equity        $75.8        $63.6
                                                              =====        =====

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

The Company's ability to make scheduled payments of principal, to pay the interest on, or to refinance its maturing indebtedness, to fund capital expenditures, or to comply with its debt covenants will depend upon future performance. The Company's future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations together with revolving credit availability will be adequate to meet liquidity needs for the next year.

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

The Company's exposure to interest rate risk relates to its floating rate debt, $55.0 million of which was outstanding at July 1, 2001. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $0.6 million at the debt level of July 1, 2001 (excludes $28.8 million of fixed rate debt.)

The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products.

The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended April 1, 2001, this subsidiary manufactured products for the Company with a value of approximately $4.4 million. The Company's investment in the subsidiary was approximately $3.0 million at July 1, 2001.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K during the quarter ended July 1, 2001.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                                  JULY 1, 2001

                                   SIGNATURES

         Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CROWN CRAFTS, INC.


Date: September 21, 2001                     /s/  Carl A. Texter
      ----------------------                 -----------------------------------
                                             CARL A. TEXTER
                                             (Chief Accounting Officer)