Form 10-Q
period 2001-09-30
CROWN CRAFTS INC
filed 2001-11-13
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

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

                                 Yes [X] No [ ]

The number of shares of common stock, $1.00 par value, of the Registrant outstanding as of October 31, 2001 was 9,421,437.

                                   FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                September 30, 2001 (UNAUDITED) and April 1, 2001

                                                                                         September 30,       April 1,
dollar amounts in thousands, except share and per share amounts                              2001              2001
----------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                                                   $   528          $   588
Restricted cash                                                                                  --              508
Accounts receivable (net of allowances of $4,036 at September 30 and $1,937 at April 1):
      Due from factor                                                                        15,808           15,588
      Other                                                                                   1,975            2,213
Inventories, net                                                                             16,646           19,564
Other current assets                                                                          1,827            2,233
Assets held for sale                                                                             --           21,661
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                         36,784           62,355
----------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
Land, buildings and improvements                                                              2,845            2,736
Machinery and equipment                                                                       3,988            3,873
Furniture and fixtures                                                                          646              489
----------------------------------------------------------------------------------------------------------------------
                                                                                              7,479            7,098
Less accumulated depreciation                                                                 3,801            3,184
----------------------------------------------------------------------------------------------------------------------
Property, plant and equipment - net                                                           3,678            3,914
----------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:
Goodwill (net of amortization of $5,734 at September 30 and $5,207 at April 1)               23,561           24,088
Other                                                                                            11              321
----------------------------------------------------------------------------------------------------------------------
Total other assets                                                                           23,572           24,409
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $64,034          $90,678
======================================================================================================================

See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                September 30, 2001 (UNAUDITED) and April 1, 2001

                                                                                   September 30,        April 1,
dollar amounts in thousands, except share and per share amounts                        2001               2001
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                                    $  4,295           $  8,470
Accrued wages and benefits                                                             1,866              2,144
Accrued royalties                                                                      1,376              1,086
Other accrued liabilities                                                              1,606              3,316
Current maturities of long-term debt                                                   1,250             44,016
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             10,393             59,032
------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES:
Long-term debt                                                                        43,540             47,650
Deferred income taxes                                                                     24                 24
Other                                                                                     --                745
------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                         43,564             48,419
------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock - par value $1.00 per share, 50,000,000 shares authorized
   Outstanding: 9,421,437 at September 30 and 8,608,843 at April 1                     9,421              8,609
Additional paid-in capital                                                            28,857             27,161
Accumulated deficit                                                                  (28,217)           (52,477)
Cumulative currency translation adjustment                                                16                (66)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                                                  10,077            (16,773)
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                $ 64,034           $ 90,678
==================================================================================================================

See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     SEPTEMBER 30, 2001 AND OCTOBER 1, 2000

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
dollar amounts in thousands, except share                      September 30,      October 1,     September 30,      October 1,
  and per share amounts                                            2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $ 31,338         $ 82,175         $ 70,037         $ 140,369
Cost of products sold                                              23,604           71,995           54,779           125,742
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                        7,734           10,180           15,258            14,627
Marketing and administrative expenses                               4,759           10,681           12,727            22,657
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                       2,975             (501)           2,531            (8,030)
Other income (expense):
      Interest expense                                             (1,080)          (4,012)          (4,380)           (7,946)
      Other - net                                                     212           (6,757)           1,139            (6,180)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                   2,107          (11,270)            (710)          (22,156)
Income tax (benefit) expense                                           (4)             138               38               138
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary gain                         2,111          (11,408)            (748)          (22,294)
-----------------------------------------------------------------------------------------------------------------------------------
Extraordinary gain, net of tax                                    (25,008)              --          (25,008)               --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  27,119          (11,408)          24,260           (22,294)
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment                        (54)              (5)              82                26
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                      $ 27,065         $(11,413)        $ 24,342         $ (22,268)
-----------------------------------------------------------------------------------------------------------------------------------

Basic income (loss) per share before extraordinary item          $   0.23         $  (1.33)        $  (0.08)        $   (2.59)
-----------------------------------------------------------------------------------------------------------------------------------
Basic income (loss) per share                                        2.94            (1.33)            2.72             (2.59)
-----------------------------------------------------------------------------------------------------------------------------------

Diluted income (loss) per share before extraordinary item        $   0.09         $  (1.33)        $  (0.08)        $   (2.59)
-----------------------------------------------------------------------------------------------------------------------------------
Diluted income (loss) per share                                      1.21            (1.33)            2.72             (2.59)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - basic                         9,222            8,609            8,913             8,609
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - diluted                      22,437            8,609            8,913             8,609
===================================================================================================================================

See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six months ended September 30, 2001 and October 1, 2000
                                   (UNAUDITED)

                                                                              September 30,        October 1,
in thousands                                                                      2001                2000
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                               $ 24,260           $(22,294)
Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities:
     Extraordinary gain on debt refinancing                                      (25,008)                --
     Depreciation of property, plant and equipment                                   410              6,086
     Amortization of goodwill                                                        527                529
     (Gain) loss on sale of property, plant, and equipment                            (4)             2,551
     Changes in assets and liabilities
          Accounts receivable                                                       (281)             1,494
          Inventories, net                                                         2,918             32,409
          Other current assets                                                       406                155
          Inventories transferred to assets held for sale                             --            (18,303)
          Other assets                                                               310                115
          Accounts payable                                                        (4,175)            (7,922)
          Accrued liabilities                                                     (1,698)             3,358
          Other long term liabilities                                               (745)                --
          Liabilities assumed by purchaser of adult bedding                        3,372                 --
          Assets held for sale                                                        73                 --
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                 365             (1,822)
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Capital expenditures                                                                (163)            (1,232)
Proceeds from disposition of assets                                               18,216              1,062
Other                                                                                 75                 26
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                              18,128               (144)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Payment of long-term debt                                                        (63,769)              (874)
Long term borrowing                                                               44,790                 --
Increase in advances from factor                                                     299              3,359
Issuance of common stock                                                             127                 --
----------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                             (18,553)             2,485
----------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (60)               519
Cash and cash equivalents at beginning of year                                       588              1,453
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    528           $  1,972
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                               $     89           $    268
Interest paid                                                                      4,759              8,586
SUPPLEMENTAL DISCLOSURE OF NON CASH
 INVESTING AND FINANCING ACTIVITIES
   Disposition escrow account                                                         --                500
   Property, plant and equipment held for sale                                        --             23,383
   Forgiveness of indebtedness                                                    25,008                 --
   Issuance of warrants                                                            2,381                 --
================================================================================================================

See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations and its cash flows for the three and six-month periods ended September 30, 2001 and October 1, 2000. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended April 1, 2001 of Crown Crafts, Inc. (the "Company").

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

         Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Financial Instruments and Hedging Activities. SFAS 133, effective for the Company on April 2, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company has no contracts or other instruments to which SFAS 133 is applicable and the adoption of this standard, as amended, did not have a material impact on the Company's results of operations, financial position or cash flow.

         In June 2001 the FASB approved SFAS 142, Goodwill and Other Intangible Assets. This statement prescribes that goodwill should no longer be amortized upon adoption of the standard. Instead, goodwill will be tested annually for impairment, and on an interim basis if certain impairment indicators are present. Additionally, intangible assets with an indefinite useful life may not be amortized. The Company will adopt SFAS 142 on April 1, 2002.

         In October 2001 the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement develops one accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company will adopt SFAS 144 on April 1, 2002.

         Reclassifications: Certain prior period financial statement balances have been reclassified to conform to the current period's presentation.

2. In 1999, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. At the date of adoption, the Company's principal segments included adult home furnishing and juvenile products, consisting of bedroom and bath products (adult comforters, sheets and towels), throws and juvenile products (primarily Pillow Buddies(R)). An additional segment was infant products, consisting of infant bedding, bibs, and infant soft goods. Following the sale of the Adult Bedding and Bath business as of July 23, 2001 as described in Note 5 below, the Company is primarily in the infant and juvenile products business.

         Financial information attributable to the Company's business segments for the quarters ended and six months ended September 30, 2001 and October 1, 2000, was as follows (in thousands):

                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                  September 30,      October 1,      September 30,      October 1,
Net sales:                            2001              2000             2001              2000
----------                        -------------      ----------      -------------      ----------
Adult home furnishing
  and juvenile products              $ 3,340          $54,114          $22,628          $ 92,067
Infant products                       27,998           28,061           47,409            48,302
                                     -------          -------          -------          --------
       Total                         $31,338          $82,175          $70,037          $140,369
                                     =======          =======          =======          ========

                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                        September 30,     October 1,       September 30,      October 1,
Income (loss) from operations               2001             2000              2001              2000
-----------------------------           -------------     ----------       -------------      ----------
Adult home furnishing
  and juvenile products                    $  693          $(3,325)          $(1,421)          $(12,908)
Infant products                             2,282            2,824             3,952              4,878
                                           ------          -------           -------           --------
       Total                               $2,975          $  (501)          $ 2,531           $ (8,030)
                                           ======          =======           =======           ========

Net sales by individual product groups within these business segments were as follows (in thousands):

                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                September 30,      October 1,     September 30,      October 1,
                                    2001             2000             2001              2000
                                -------------      ----------     -------------      ----------
Bedroom products                     1,826           28,446           19,937            55,131
Throws and decorative
  home accessories                 $ 1,110          $24,174          $ 1,650          $ 34,537
Infant and juvenile
  products                          28,402           29,521           48,450            50,637
Other                                    0               34                0                64
                                   -------          -------          -------          --------
       Total                       $31,338          $82,175          $70,037          $140,369
                                   =======          =======          =======          ========

3. No interest costs were capitalized during the six months periods ended September 30, 2001, and October 1, 2000.

4.       Major classes of inventory were as follows (in thousands):

                                                     September 30,      April 1,
                                                         2001             2001
                                                     -------------      --------
                           Raw materials                $ 3,290          $ 3,501
                           Work in process                1,241            1,545
                           Finished goods                12,115           14,518
                                                        -------          -------
                                                        $16,646          $19,564
                                                        =======          =======

         Inventory is net of reserves for inventories classified as irregular or discontinued of $2.1 million and $2.2 million at September 30, 2001 and April 1, 2001, respectively.

5. During the quarter ended July 1, 2001, the Company sold property, plant and equipment (primarily at Timberlake, North Carolina) with net proceeds of $9.2 million and a gain on sale of $802,000. The net proceeds were used to reduce debt.

         As part of the plan to reduce debt and restore profitability, the Company made a decision to exit the Adult Bedding and Bath Business, and its net assets related to that business of $12.4 million were sold effective July 23, 2001. Proceeds of the sale were $9.0 million cash plus assumption of liabilities of $3.4 million as well as assumption of certain contingent liabilities. Cash from the sale was used to reduce debt. The sale included inventory, buildings, machinery and equipment located at Roxboro, North Carolina as well as various sales offices. The Adult Bedding and Bath Business had annual sales of approximately $76.5 million in fiscal 2001 and was included in the adult home furnishing and juvenile products segment. The Adult Bedding and Bath Business includes the remainder of the bedroom products group following the sale of the Wovens division.

6.       At September 30, 2001 and April 1, 2001, long term debt consisted of:

               (in thousands)                            Sept 30           April 1
               -----------------------------------------------------------------------
               Bank credit lines                        $     --           $30,249
               Revolving credit facilities                10,804            30,000
               Senior notes                               14,000            31,417
               Senior subordinated notes                  16,000                --
               Non-interest bearing notes                  8,000                --
               Original issue discount                    (4,014)               --
                                                        --------           -------
                                                          44,790            91,666
               Less current maturities                     1,250            44,016
               -----------------------------------------------------------------------
                                                        $ 43,540           $47,650
               -----------------------------------------------------------------------

         On July 23, 2001 the Company completed a refinancing of its debt. The new credit facilities include the following:

         A Revolving Credit Facility of up to $19 million including a $3 million sub-limit for letters of credit, with $14.0 million drawn at closing. The interest rate is equal to LIBOR plus 2.75% with a maturity date of June 30, 2004. The facility is secured by a first lien on all assets.

         Senior Notes of $14 million with an interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. Minimum principal payments of $250,000 due March 31, 2002 and $500,000 at the end of each calendar quarter thereafter.

         Senior Subordinated Notes of $16 million with an interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. Maturity July 23, 2007, secured by a second lien on all assets.

         In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the Senior Subordinated Notes, (ii) prepayment of the Senior Subordinated Notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% will be amortized over the life of the Senior Subordinated Notes.

The new credit facilities contain covenants regarding minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest, and minimum shareholders' equity. The covenants also include restrictions on capital expenditures, dividends, and stock repurchases.

Minimum annual maturities adjusted to reflect the July 23, 2001 refinancing are as follows: (in thousands)

                 FISCAL              REVOLVER       SENIOR NOTES      SUB NOTES           TOTAL
                                     --------       ------------      ---------          -------
                 2002                     --          $   250               --           $   250
                 2003                     --            2,000               --             2,000
                 2004                     --            2,000               --             2,000
                 2005                $10,804            2,000               --            12,804
                 2006                     --            2,000               --             2,000
                 2007                     --            5,750               --             5,750
                 2008                     --               --          $24,000*           24,000
                                     -------          -------          -------           -------
                 Total               $10,804          $14,000          $24,000           $48,804
                                     =======          =======          =======           =======

                  *includes $8.0 million non-interest bearing note with unamortized original issue discount of $4.1 million.

In the event that required debt service exceeds 70% of free cash flow (EBITDA less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 70% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 70% of free cash flow.

As part of the refinancing, the Company issued to the Lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire in six years. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid in capital in the second quarter of fiscal 2002. Also in the second quarter of fiscal 2002, the Company recognized an extraordinary gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED OCTOBER 1, 2000

Net sales decreased $50.8 million or 61.9% to $31.3 million in the current year quarter compared to $82.2 million in the prior year quarter. This was attributable to a decrease of $26.6 million, or 93.6%, in bedroom products, a $23.1 million, or 95.4% decrease in throws and a decrease of $1.1 million, or 3.8%, in sales of infant and juvenile products. The decrease in bedroom products resulted from the sale of the adult bedding and bath business effective July 23, 2001, the phase out of the Studio bedding line during fiscal 2001 and the sale of the Wovens division on November 14, 2000. The disposition of the Wovens division resulted in lower sales of throws. Lower sales of infant and juvenile products were due to changes in buying patterns by major retailers.

For the quarter ended September 30, 2001, gross profit as a percentage of net sales increased to 24.7% from 12.4% for the quarter ended October 1, 2000. The increased margin relates primarily to changes in product mix as a result of the divestments mentioned above. In addition, the Company incurred lower manufacturing costs as a result of outsourcing.

Marketing and administrative expenses decreased by $5.9 million or 55.4% in the current year quarter compared to the same quarter in the prior fiscal year and were 15.2% of net sales for the current quarter compared to 13.0% in the corresponding quarter of the prior year. The decrease is a result of the divestments mentioned above as well as the Company's cost reduction initiatives and restructuring.

Interest expense for the quarter decreased by $2.9 million because of lower debt and reduced interest rates.

Due to the accumulated losses, no federal income tax provision has been included for the quarter ended September 30, 2001 or the prior year quarter. A benefit for estimated state and local taxes of $4,000 was included for the quarter ended September 30, 2001 compared to a provision of $138,000 in the quarter ended October 1, 2000.

In the second quarter of fiscal 2002, the Company recognized an extraordinary gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SIX MONTHS ENDED OCTOBER 1, 2000

For the six months ended September 30, 2001, net sales decreased $70.3 million, or 50.1%, to $70.0 million compared to $140.4 million in the prior year period. This was attributable to a decrease of $35.2 million, or 63.8%, in bedroom products, a $32.9 million decrease, or 95.2%, in throws and a decrease of $2.2 million, or 4.3%, in sales of infant and juvenile products. The decrease in bedroom products resulted from the sale of the adult bedding and bath business effective July 23, 2001, the phase out of the Studio bedding line during fiscal 2001 and the sale of the Wovens division on November 14, 2000. The disposition of the Wovens division resulted in lower sales of throws. Lower sales of infant and juvenile products were due to changes in buying patterns by major retailers.

For the six months ended September 30, 2001, gross profit as a percentage of net sales increased to 21.8% from 10.4% for the corresponding period ended October 1, 2000. The increased margin relates primarily to changes in product mix as a result of the divestments mentioned above. In addition, the Company incurred lower manufacturing costs as a result of outsourcing.

Marketing and administrative expenses decreased by $9.9 million, or 43.8%, in the six months ended September 30, 2001 compared to the same period in the prior fiscal year and were 18.2% of net sales for the six months compared to 16.1% in the corresponding period of the prior year. The decrease is a result of the divestments mentioned above as well as the Company's cost reduction and restructuring.

Interest expense for the six months ended September 30, 2001 decreased by $3.6 million because of lower debt and reduced interest rates.

Due to the accumulated losses, no federal income tax provision has been included for the six months ended September 30, 2001 and the prior year period. A provision for estimated state and local taxes of $38,000 was included for the six months ended September 30, 2001 compared to a provision of $138,000 in the six months ended October 1, 2000.

In the six months ended September 30, 2001, the Company recognized an extraordinary gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $365,000 for the six months ended September 30, 2001 compared to cash used for operating activities of $1.8 million for the six months ended October 1, 2000. Net cash provided by investing activities was $18.1 million compared to net cash used for investing activities of $144,000 in the prior year period. Net cash used for financing activities was $19.1 million compared to net cash provided by financing activities of $2.5 million in the prior year period. Total debt outstanding decreased to $44.8 million at September 30, 2001 from $91.7 million at April 1, 2001. This decrease resulted from the repayment of debt from the sale of fixed assets as well as the forgiveness of indebtedness. As of September 30, 2001, a $1.7 million letter of credit for minimum royalties is secured by accounts receivable due from factor. As of October 26, 2001, the Company had revolving credit availability of $8.2 million.

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

The Company's earnings and cash flow exposure to interest rate risk relates to its floating rate debt, $10.8 million of which was outstanding at September 30, 2001. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $0.1 million at the debt level of September 30, 2001.

The Company's exposure to changes in the fair value of its debt relates to its fixed rate debt, $34.0 million of which was outstanding at September 30, 2001.

The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products.

The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended April 1, 2001, this subsidiary manufactured products for the Company with a value of approximately $4.4 million. The Company's investment in the subsidiary was approximately $3.2 million at September 30, 2001.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Crown Crafts, Inc. Key Employee Retention Payment Trust Agreement dated as of November 14, 2000 between the Company and Branch Banking & Trust Co.

(b)      Reports on Form 8-K

         The Company filed the following Current Report on Form 8-K during the quarter ended September 30, 2001:

         The Company's Current Report on Form 8-K filed with the SEC on August 7, 2001, setting forth (i) under Item 2 of such report (A) the Company's disposition of its adult bedding business, (B) the employment agreements of the Company with E. Randall Chestnut and Amy Vidrine Samson, (C) restricted stock agreements between the Company and various senior managers of the Company, and (D) the resignation of Michael H. Bernstein as President, Chief Executive Officer and a director of the Company, and (ii) under Item 5 of such report the restructuring of the Company's financing.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CROWN CRAFTS, INC.



Date: November 13, 2001                /s/  Carl A. Texter
     --------------------------        -----------------------------------------
                                       CARL A. TEXTER
                                       (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                     Exhibit Description                  Sequential Page No.
-----------                     -------------------                  -------------------
   10.1           Crown Crafts, Inc. Key Employee Retention              16
                  Payment Trust Agreement dated as of
                  November 14, 2000 between the Company
                  and Branch Banking & Trust Co.