Form 10-Q
period 2001-12-30
CROWN CRAFTS INC
filed 2002-02-07
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2001


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

    The number of shares of common stock, $1.00 par value, of the Registrant outstanding as of January 31, 2002 was 9,421,437.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 December 30, 2001 (UNAUDITED) and April 1, 2001

                                                                                     December 30,       April 1,
dollar amounts in thousands, except share and per share amounts                          2001             2001
---------------------------------------------------------------                      ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $        287     $        588
Restricted cash                                                                                --              508
Accounts receivable (net of allowances of $5,030 at December 30 and $1,937 at April 1):
      Due from factor                                                                       8,347           15,588
      Other                                                                                 1,354            2,213
Inventories, net                                                                           18,468           19,564
Other current assets                                                                        1,765            2,233
Assets held for sale                                                                           --           21,661
                                                                                     ------------     ------------
Total current assets                                                                       30,221           62,355
                                                                                     ------------     ------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
Land, buildings and improvements                                                            2,841            2,736
Machinery and equipment                                                                     4,110            3,873
Furniture and fixtures                                                                        644              489
                                                                                     ------------     ------------
                                                                                            7,595            7,098
Less accumulated depreciation                                                               4,077            3,184
                                                                                     ------------     ------------
Property, plant and equipment - net                                                         3,518            3,914
                                                                                     ------------     ------------
OTHER ASSETS:
Goodwill (net of amortization of $5,997 at December 30 and $5,207 at April 1)              23,298           24,088
Other                                                                                          11              321
                                                                                     ------------     ------------
Total other assets                                                                         23,309           24,409
                                                                                     ------------     ------------
TOTAL ASSETS                                                                         $     57,048     $     90,678
                                                                                     ============     ============

See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                 December 30, 2001 (UNAUDITED) and April 1, 2001

                                                                                  December 30,        April 1,
dollar amounts in thousands, except share and per share amounts                       2001              2001
---------------------------------------------------------------                   ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                  $      5,296      $      8,470
Accrued wages and benefits                                                               1,285             2,144
Accrued royalties                                                                        1,580             1,086
Other accrued liabilities                                                                1,106             3,316
Current maturities of long-term debt                                                     1,750            44,016
                                                                                  ------------      ------------
Total current liabilities                                                               11,017            59,032
                                                                                  ------------      ------------
NON-CURRENT LIABILITIES:
Long-term debt                                                                          35,139            47,650
Deferred income taxes                                                                       24                24
Other                                                                                       --               745
                                                                                  ------------      ------------
Total non-current liabilities                                                           35,163            48,419
                                                                                  ------------      ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock - par value $1.00 per share, 50,000,000 shares authorized
   Outstanding: 9,421,437 at December 30 and 8,608,843 at April 1                        9,421             8,609
Additional paid-in capital                                                              28,857            27,161
Accumulated deficit                                                                    (27,481)          (52,477)
Cumulative currency translation adjustment                                                  71               (66)
                                                                                  ------------      ------------
Total shareholders' equity (deficit)                                                    10,868           (16,773)
                                                                                  ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                              $     57,048      $     90,678
                                                                                  ============      ============

See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               DECEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
dollar amounts in thousands, except share                       December 30,     December 31,     December 30,     December 31,
  and per share amounts                                             2001             2000             2001             2000
-----------------------------------------                       ------------     ------------     ------------     ------------

Net sales                                                       $     23,869     $     67,064     $     93,906     $    207,433
Cost of products sold                                                 18,628           55,321           73,407          181,063
                                                                ------------     ------------     ------------     ------------
Gross profit                                                           5,241           11,743           20,499           26,370
Marketing and administrative expenses                                  3,784           11,549           16,511           34,206
Gain on disposition of assets                                             (4)              --               (4)              --
Impairment charge                                                         --            4,446               --            4,446
                                                                ------------     ------------     ------------     ------------
Income (loss) from operations                                          1,461           (4,252)           3,992          (12,282)
Other income (expense):
      Interest expense                                                (1,360)          (3,435)          (5,740)         (11,381)
      Other - net                                                        514            1,712            1,653           (4,468)
                                                                ------------     ------------     ------------     ------------
Income (loss) before income taxes                                        615           (5,975)             (95)         (28,131)
Income tax (benefit) expense                                            (121)            (103)             (83)              35
                                                                ------------     ------------     ------------     ------------
Net income (loss) before extraordinary gain                              736           (5,872)             (12)         (28,166)
                                                                ------------     ------------     ------------     ------------
Extraordinary gain, net of tax                                            --               --          (25,008)              --
                                                                ------------     ------------     ------------     ------------
Net income (loss)                                                        736           (5,872)          24,996          (28,166)
                                                                ------------     ------------     ------------     ------------
Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment                            55               (5)             137               26
                                                                ------------     ------------     ------------     ------------
Comprehensive income (loss)                                     $        791     $     (5,877)    $     25,133     $    (28,140)
                                                                ------------     ------------     ------------     ------------

Basic income (loss) per share before extraordinary item         $       0.08     $      (0.68)    $      (0.00)    $      (3.27)
                                                                ------------     ------------     ------------     ------------
Basic income (loss) per share                                           0.08            (0.68)            2.75            (3.27)
                                                                ------------     ------------     ------------     ------------

Diluted income (loss) per share before extraordinary item       $       0.03     $      (0.68)    $      (0.00)    $      (3.27)
                                                                ------------     ------------     ------------     ------------
Diluted income (loss) per share                                         0.03            (0.68)            2.75            (3.27)
                                                                ------------     ------------     ------------     ------------

Weighted average shares outstanding - basic                            9,421            8,609            9,083            8,609
                                                                ------------     ------------     ------------     ------------

Weighted average shares outstanding - diluted                         26,917            8,609            9,083            8,609
                                                                ============     ============     ============     ============

See notes to interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine months ended December 30, 2001 and December 31, 2000
                                   (UNAUDITED)

                                                                           December 30,      December 31,
in thousands                                                                   2001              2000
------------                                                               ------------      ------------
OPERATING ACTIVITIES:
Net income (loss)                                                          $     24,996      $    (28,166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Extraordinary gain on debt refinancing                                     (25,008)               --
     Depreciation of property, plant and equipment                                  661             7,921
     Amortization of goodwill                                                       790               833
     (Gain) loss on sale of property, plant, and equipment                           (4)            6,683
     Changes in assets and liabilities
          Accounts receivable                                                     7,801            16,999
          Inventories, net                                                        1,096            32,758
          Other current assets                                                      468             1,113
          Other assets                                                              310             1,455
          Accounts payable                                                       (3,174)          (10,170)
          Accrued liabilities                                                    (2,575)           (4,325)
          Other long term liabilities                                              (745)               --
          Liabilities assumed by purchaser of adult bedding                       3,372                --
          Assets held for sale                                                       73                --
                                                                           ------------      ------------
Net cash provided by operating activities                                         8,061            25,101
                                                                           ------------      ------------
INVESTING ACTIVITIES:
Capital expenditures                                                               (261)           (1,288)
Proceeds from disposition of assets                                              18,216            25,188
Other                                                                               137                (6)
                                                                           ------------      ------------
Net cash provided by investing activities                                        18,092            23,894
                                                                           ------------      ------------
FINANCING ACTIVITIES:
Payment of long-term debt                                                       (63,769)          (33,450)
Long term borrowing                                                              36,889                --
Increase (decrease) in advances from factor                                         299           (15,410)
Issuance of common stock                                                            127                --
                                                                           ------------      ------------
Net cash used for financing activities                                          (26,454)          (48,860)
                                                                           ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (301)              135
Cash and cash equivalents at beginning of year                                      588             1,453
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $        287      $      1,588
                                                                           ------------      ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                          $         73      $         98
Interest paid                                                                     6,428            12,414
SUPPLEMENTAL DISCLOSURE OF NON CASH
 INVESTING AND FINANCING ACTIVITIES
   Disposition of escrow account                                                     --               500
   Forgiveness of indebtedness                                                   25,008                --
   Issuance of warrants                                                           2,381                --
                                                                           ============      ============

See notes to interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 30, 2001 and the results of its operations and its cash flows for the three and nine-month periods ended December 30, 2001 and December 31, 2000. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the nine-month period ended December 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended April 1, 2001 of Crown Crafts, Inc. (the "Company").

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

     Financial information attributable to the Company's business segments for the quarters ended and nine months ended December 30, 2001 and December 31, 2000, was as follows (in thousands):

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                      December 30,      December 31,      December 30,      December 31,
Net Sales                                 2001              2000              2001              2000
---------                             ------------      ------------      ------------      ------------
Adult home furnishing
         and juvenile products        $        996      $     41,339      $     23,624      $    133,406
Infant products                             22,873            25,725            70,282            74,027
                                      ------------      ------------      ------------      ------------
        Total                         $     23,869      $     67,064      $     93,906      $    207,433
                                      ============      ============      ============      ============

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                      December 30,      December 31,      December 30,      December 31,
Income (loss) from operations             2001              2000              2001              2000
-----------------------------         ------------      ------------      ------------      ------------
Adult home furnishing
         and juvenile products        $       (864)     $     (1,340)     $     (2,285)     $    (14,248)
Infant products                              2,325             1,534             6,277             6,412
                                      ------------      ------------      ------------      ------------
        Total                         $      1,461      $        194      $      3,992      $     (7,836)
                                      ============      ============      ============      ============

Net sales by individual product groups within these business segments were as follows (in thousands):

                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      December 30,      December 31,     December 30,     December 31,
                                          2001              2000             2001             2000
                                      ------------      ------------     ------------     ------------
Bedroom products                      $         --      $     19,067     $     19,937     $     74,198
Throws and decorative
        home accessories                       944            20,382            2,594           54,919
Infant and juvenile
        products                            22,925            27,578           71,375           78,215
Other                                           --                37               --              101
                                      ------------      ------------     ------------     ------------
        Total                         $     23,869      $     67,064     $     93,906     $    207,433
                                      ============      ============     ============     ============


3. No interest costs were capitalized during the nine month periods ended December 30, 2001 and December 31, 2000.

4.   Major classes of inventory were as follows (in thousands):

                                    December 30,       April 1,
                                        2001             2001
                                    ------------     ------------
         Raw materials              $      5,172     $      3,501
         Work in process                   1,288            1,545
         Finished goods                   12,008           14,518
                                    ------------     ------------
                                    $     18,468     $     19,564
                                    ============     ============

     Inventory is net of reserves for inventories classified as irregular or discontinued of $2.1 million and $2.2 million at December 30, 2001 and April 1, 2001, respectively.

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

6.   At December 30, 2001 and April 1, 2001, long term debt consisted of:

         (in thousands)                        December 30         April 1
         --------------                        ------------      ------------
         Bank credit lines                     $         --      $     30,249
         Revolving credit facilities                  2,782            30,000
         Senior notes                                14,000            31,417
         Senior subordinated notes                   16,000                --
         Non-interest bearing notes                   8,000                --
         Original issue discount                     (3,893)               --
                                               ------------      ------------
                                                     36,889            91,666
         Less current maturities                      1,750            44,016
                                               ------------      ------------
                                               $     35,139      $     47,650
                                               ------------      ------------

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

     Senior Subordinated Notes of $16 million with an interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets.

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

Minimum annual maturities adjusted to reflect the July 23, 2001 refinancing are as follows: (in thousands)

    FISCAL            REVOLVER     SENIOR NOTES    SUB NOTES         TOTAL
                     ----------    ------------    ----------      ----------
     2002                    --     $      250             --      $      250
     2003                    --          2,000             --           2,000
     2004                    --          2,000             --           2,000
     2005            $    2,782          2,000             --           4,782
     2006                    --          2,000             --           2,000
     2007                    --          5,750             --           5,750
     2008                    --             --     $   24,000*         24,000
                     ----------     ----------     ----------      ----------
     Total           $    2,782     $   14,000     $   24,000      $   40,782
                     ==========     ==========     ==========      ==========

         *includes $8.0 million non-interest bearing note with unamortized original issue discount of $3.9 million.

In the event that required debt service exceeds 70% of free cash flow (EBITDA less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 70% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 70% of free cash flow.

As part of the refinancing, the Company issued to the Lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire in six years. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid in capital in the second quarter of fiscal 2002. The dilutive effect of these warrants on earnings per share for the three months ended December 30, 2001 was $0.05 per share. There was no dilution for the nine months ended December 30, 2001 since the Company experienced an operating loss (before extraordinary gain). Also in the second quarter of fiscal 2002, the Company recognized an extraordinary gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

Net sales decreased $43.2 million or 64.4% to $23.9 million in the current year quarter compared to $67.1 million in the prior year quarter. This was attributable to a decrease of $19.1 million, or 100%, in bedroom products, a $19.4 million, or 95.4% decrease in throws and a decrease of $4.7 million, or 16.9%, in sales of infant and juvenile products. The decrease in bedroom products resulted from the sale of the adult bedding and bath business effective July 23, 2001, the phase out of the Studio bedding line during fiscal 2001 and the sale of the Wovens division on November 14, 2000. The disposition of the Wovens division resulted in lower sales of throws. Lower sales of infant and juvenile products were due to changes in buying patterns by major retailers.

For the quarter ended December 30, 2001, gross profit as a percentage of net sales increased to 22% from 17.5% for the quarter ended December 31, 2000. The increased margin relates primarily to changes in product mix as a result of the divestments mentioned above. In addition, the Company incurred lower manufacturing costs as a result of outsourcing.

Marketing and administrative expenses decreased by $7.8 million or 67.2% in the current year quarter compared to the same quarter in the prior fiscal year and were 15.9% of net sales for the current quarter compared to 17.2% in the corresponding quarter of the prior year. The decrease is a result of the divestments mentioned above as well as the Company's cost reduction initiatives and restructuring.

Interest expense for the quarter decreased by $2.1 million because of lower debt and reduced interest rates.

Due to the accumulated losses, no federal income tax provision has been included for the quarter ended December 30, 2001 or the prior year quarter. A benefit for estimated state and local taxes of $121,000 was included for the quarter ended December 30, 2001 compared to a benefit of $103,000 in the quarter ended December 31, 2000.

NINE MONTHS ENDED DECEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2000

For the nine months ended December 30, 2001, net sales decreased $113.5 million, or 54.7%, to $93.9 million compared to $207.4 million in the prior year period. This was attributable to a decrease of $54.3 million, or 73.1%, in bedroom products, a $52.3 million decrease, or 95.3%, in throws and a decrease of $6.8 million, or 8.7%, in sales of infant and juvenile products. The decrease in bedroom products resulted from the sale of the adult bedding and bath business effective July 23, 2001, the phase out of the Studio bedding line during fiscal 2001 and the sale of the Wovens division on November 14, 2000. The disposition of the Wovens division resulted in lower sales of throws. Lower sales of infant and juvenile products were due to changes in buying patterns by major retailers.

For the nine months ended December 30, 2001, gross profit as a percentage of net sales increased to 21.8% from 12.7% for the corresponding period ended December 31, 2000. The increased margin relates primarily to changes in product mix as a result of the divestments mentioned above. In addition, the Company incurred lower manufacturing costs as a result of outsourcing.

Marketing and administrative expenses decreased by $17.7 million, or 51.7%, in the nine months ended December 30, 2001 compared to the same period in the prior fiscal year and were 17.6% of net sales for the nine months compared to 16.5% in the corresponding period of the prior year. The decrease is a result of the divestments mentioned above as well as the Company's cost reduction and restructuring.

Interest expense for the nine months ended December 30, 2001 decreased by $5.6 million because of lower debt and reduced interest rates.

Due to the accumulated losses, no federal income tax provision has been included for the nine months ended December 30, 2001 and the prior year period. A benefit for estimated state and local taxes of $83,000 was included for the nine months ended December 30, 2001 compared to a provision for state and local taxes of $35,000 in the nine months ended December 31, 2000.

In the nine months ended December 30, 2001, the Company recognized an extraordinary gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.1 million for the nine months ended December 30, 2001 compared to cash provided by operating activities of $25.1 million for the nine months ended December 31, 2000. Net cash provided by investing activities was $18.1 million compared to net cash provided by investing activities of $23.9 million in the prior year period. Net cash used for financing activities was $26.5 million compared to net cash used for financing activities of $48.9 million in the prior year period. Total debt outstanding decreased to $36.9 million at December 30, 2001 from $91.7 million at April 1, 2001. This decrease resulted from the repayment of debt from the sale of fixed assets as well as the forgiveness of indebtedness. As of December 30, 2001, letters of credit of $1.6 million were outstanding against the $3 million sublimit for letters of credit associated with the $19 million revolving credit facility. As of December 30, 2001, the Company had revolving credit availability of $3.7 million.

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

The Company's earnings and cash flow exposure to interest rate risk relates to its floating rate debt, $2.8 million of which was outstanding at December 30, 2001. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $30,000 at the debt level of December 30, 2001.

The Company's exposure to changes in the fair value of its debt relates to its fixed rate debt, $34.0 million of which was outstanding at December 30, 2001. The Company's exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. The Company's exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended April 1, 2001, this subsidiary manufactured products for the Company with a value of approximately $4.4 million. The Company's investment in the subsidiary was approximately $3.2 million at December 30, 2001.

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

         None

Item 3 - Defaults Upon Senior Securities

          None

Item 4 - Submission of Matters to Vote of Security Holders

         The annual shareholders meeting of the Company was held on November 27, 2001 with the following item voted on: Item 1 - Election of eight directors. The nominated individuals were:

         Class 1 - for a three-year term expiring on the date of the 2004 Annual
         Meeting:

                  - E. Randall Chestnut - President, Chief Executive Officer and
                    Chairman of the Board, Crown Crafts, Inc.

                  - William T. Deyo, Jr. - Principal, Goddard Investment Group,
                    LLC, a real estate investment firm

                  - Steven E. Fox - Partner, Rogers & Hardin, LLP, a law firm

         Class II - for a two-year term expiring on the date of the 2003 Annual
         Meeting:

                  - Sidney Kirschner - Chairman, President and Chief Executive
                    Officer, Northside Hospital

                  - Zenon S. Nie - Chairman of the Board, President and Chief
                    Executive Officer, The C.E.O. Advisory Board, a Management consulting firm

                  - William P. Payne - Partner, Gleacher & Company, an
                    investment banking firm

         Class III - for a one-year term expiring on the date of the 2002 Annual
         Meeting:

                  - Donald Ratajczak - Chairman and Chief Executive Officer,
                    Brainworks Ventures, Inc., an enterprise development company

                  - James A. Verbrugge - Professor of Finance and Chairman,
                    Department of Banking and Finance, Terry College of Business at the University of Georgia

         These individuals were approved with the following votes:

         Nominee                     Votes in Favor    Votes Against   Votes Abstained
         -------                     --------------    -------------   ---------------
         E. Randall Chestnut            7,940,466             --           77,134
         William T. Deyo                7,950,112             --           67,488
         Steven E. Fox                  7,950,112             --           67,488
         Sidney Kirschner               7,954,112             --           63,488
         Zenon S. Nie                   7,954,112             --           63,488
         William P. Payne               7,954,112             --           63,488
         Donald Ratajczak               7,955,112             --           62,488
         James A. Verbrugge             7,954,112             --           63,488

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         None

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                                DECEMBER 30, 2001

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CROWN CRAFTS, INC.

Date: February 7, 2001                          /s/ Amy Vidrine Samson
      ------------------                        --------------------------------
                                                AMY VIDRINE SAMSON
                                                Chief Financial Officer