Form 10-K
period 2002-03-31
CROWN CRAFTS INC
filed 2002-06-20
CIK 25895

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



             FOR THE FISCAL YEAR ENDED MARCH 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES ACT OF 1934

                           COMMISSION FILE NO. 1-7604
                             ---------------------
                               CROWN CRAFTS, INC.
             (Exact name of registrant as specified in its charter)

GEORGIA                                         58-0678148
  (State of Incorporation)                      (I.R.S. Employer Identification No.)
  916 S. BURNSIDE AVE.                          70737
  GONZALES, LOUISIANA                           (Zip Code)
  (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (225) 647-9100

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

     As of June 7, 2002, 9,421,437 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of these shares on that date) held by persons other than Officers, Directors, the Company's Employee Stock Ownership Plan, and 5% shareholders was approximately $3,649,279.
                      DOCUMENTS INCORPORATED BY REFERENCE:

  Crown Crafts, Inc. Proxy Statement in connection with its Annual Meeting of
                                  Shareholders
                         on August 27, 2002 (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Crown Crafts, Inc., a Georgia corporation founded in 1957, operates indirectly through its subsidiaries in the Infant Products segment within the Consumer Products industry. The Infant Products segment consists of infant bedding, bibs, infant soft goods and accessories. Sales are generally made directly to retailers, primarily mass merchants, large chain stores and gift stores. These products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers' private labels.

     In response to changing business conditions in the consumer products industry, the Company made significant changes in its business operations over the last two and one-half years. In addition to a program of cost reductions and rationalization, the Company outsourced virtually all of its manufacturing to domestic and foreign contract manufacturers with the exception of the specialty hand wovens produced by Churchill Weavers and screen-printed infant bibs produced by Burgundy in Mexico. The Woven Products division, with manufacturing primarily in north Georgia, was sold on November 14, 2000 and net proceeds of $32.3 million were used to reduce debt. Following the outsourcing of adult bedding, the Roxboro, North Carolina plant was sold on June 14, 2001 and the proceeds of $8.0 million were used to reduce debt. Also, the Company made a decision to exit the Adult Bedding and Bath business, and its net assets related to that business of $12.4 million were sold effective July 23, 2001. Proceeds of the sale were $8.5 million cash plus the assumption of liabilities of $3.4 million as well as the assumption of certain contingent liabilities. Cash from the sale was used to reduce debt. Following the sale of the Adult Bedding and Bath business, the Company is now primarily in the infant and juvenile products business, but in describing the results of operations for fiscal 2000 and 2001, reference is made to all of the product groups. Because of the sale of assets and the refinancing that occurred July 23, 2001, the historical results are not indicative of the Company's future operations.

PRODUCTS

     The Company's primary focus is on infant and juvenile products. Historically, the company's products also included two additional groups: 1) bedroom and bath products and 2) throws.

     Infant products include crib bedding, diaper stackers, mobiles, bibs, receiving blankets, burp cloths, bathing accessories and other infant soft goods and accessories.

     Throws are manufactured and imported in a variety of colors, designs and fabrics, including cotton, acrylic, cotton/acrylic blends, rayon, wool, fleece and chenille.

     The Company's bedroom products included comforters, comforter sets, sheets, pillowcases, sheet sets, pillow shams, bed skirts, duvets, decorative pillows, coverlets and jacquard-woven bedspreads.

     During the fiscal years ended March 31, 2002, April 1, 2001 and April 2, 2000, bedroom and bath products represented 17%, 37% and 43% of consolidated net sales; throws represented 3%, 22% and 22% of consolidated net sales; and infant and juvenile products represented 80%, 41%and 35%, respectively, of consolidated net sales.

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

     The Company's designers and stylists work closely with the marketing staff and licensors to develop new designs. The Company develops internally and obtains designs from numerous sources, including graphic artists, decorative fabric manufacturers, apparel designers, and its employees. The Company utilizes computer aided design systems to increase its design flexibility and reduce costs. In addition, these systems significantly shorten the time for responding to customer demands and changing market trends. The Company also creates designs for exclusive sale by certain of its customers.

SALES AND MARKETING, CUSTOMERS

     The Company markets its products through a national sales force consisting of salaried sales executives and employees and independent commissioned sales representatives. Independent representatives are used most significantly in sales to the gift trade and infant markets. Sales outside the United States are made primarily through distributors.

     The Company's customers consist principally of mass merchants, chain stores, department stores, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and direct mail houses. The table below indicates customers representing more than 10% of gross sales.

                                                                 FISCAL YEAR:
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Toys R Us...................................................   26%    13%    11%
Wal-Mart Stores, Inc........................................   22%    16%    13%
Federated Department Stores.................................    *     14%    14%
Target Corporation..........................................    *      *     11%

---------------

* Less than 10%.

     The Company's sales offices are located in Huntington Beach, California, Gonzales, Louisiana, and Rogers, Arkansas. The Company sells substantially all of its products to retailers for resale to consumers. The Company's infant product subsidiaries generally introduce new products once each year during the annual Juvenile Products Manufacturers' Association ("JPMA") trade show. Private label products manufactured by the Company are introduced throughout the year. New product introductions for the gift trade are concentrated in January through March and June through August when Churchill Weavers participates in numerous local and regional gift shows.

     In fiscal 2002, approximately 0.8% of the Company's gross sales were made through its outlet stores. During fiscal 2001, stores in Calhoun, Georgia and Rancho Santa Margarita, California were closed. The Company's Roxboro, North Carolina store was sold on July 17, 2001.

MANUFACTURING

     The Company's infant products are produced primarily by domestic and foreign contract manufacturers. These products are then warehoused and shipped from facilities in Compton, California and Gonzales, Louisiana.

RAW MATERIALS

     The principal raw materials used in the manufacture of infant comforters, sheets and accessories are printed and solid color cotton and polycotton fabrics, and polyester fibers used as filling material. The principal raw materials used in the manufacture of throws and other products are natural-color and pre-dyed 100% cotton yarns and acrylic yarns. The principal raw materials used in the production of infant bibs are knit-terry polycotton, woven polycotton and vinyl fabrics. Although the Company usually maintains supply relationships with only a limited number of suppliers, the Company believes these raw materials presently are available from several sources in quantities sufficient to meet the Company's requirements.

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

SEASONALITY, INVENTORY MANAGEMENT

     Historically, the Company has experienced a seasonal sales pattern in which sales are lowest in the first fiscal quarter and peak in the second fiscal quarter.

     The Company carries normal inventory levels to meet delivery requirements of customers. Customer returns of merchandise shipped are approximately 1.8% of gross sales.

ORDER BACKLOG

     The Company's backlog of unfilled customer orders believed by management to be firm were $3.2 million and $15.1 million at May 26, 2002 and June 3, 2001, respectively. The decrease resulted from the sale of the Adult Bedding and Bath business effective July 23, 2001. The majority of these unfilled orders are shipped within approximately eight weeks, and none are expected to be shipped beyond the completion of the fiscal year ending March 30, 2003. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlogs are a meaningful indicator of future business.

TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company's products are marketed in part under well-known trademarks. The Company considers its trademarks to be of material importance to its business. Infant products carry the trademarks Red Calliope(R), Little Bedding(R), NoJo(R), Hamco(R) and Pinky Baby(R). Protection for these trademarks is obtained through domestic registrations.

     Certain products are manufactured and sold pursuant to licensing agreements for trademarks that include, among others, Disney(R). The licensing agreements for the Company's designer brands generally are for an initial term of one to five years, and may or may not be subject to renewal or extension. Sales of product under the Company's licenses with Disney Enterprises, Inc. accounted for 26% of the Company's total gross sales volume during fiscal 2002.

     Many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.

     During the fiscal year ended March 28, 1999, the Company entered into licensing agreements with Calvin Klein, Inc. and Disney Enterprises, Inc. The Calvin Klein license grants the Company the right to produce and sell bedroom and bath products under the Calvin Klein brand. The Disney license expands the Company's right to produce and sell products featuring Disney characters. The current Disney license expires December 31, 2002. Following the sale of the Adult Bedding and Bath business effective July 23, 2001, the Company no longer has a Calvin Klein license. During fiscal year 2002, 14% of gross sales was attributable to the Calvin Klein license.

     The Company's aggregate commitment for minimum guaranteed royalty payments under all of its license agreements is $230,000, $20,000, and $0 for fiscal 2003, 2004, and thereafter, respectively. The Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company's total royalty expense, net of royalty income, was $7.5 million, $14.4 million and $15.8 million for fiscal 2002, 2001, and 2000, respectively.

COMPETITION

     The infant consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers and believes that it is the largest producer of infant bed coverings and bibs, enjoying approximately one-third of infant bedding market share and one-half of bib and infant bath item market share within these segments. The Company competes on the basis of quality, design, price, service and packaging. The Company is a leader in its respective industry segment. Its leadership results from the integration of extensive proprietary product design with low-cost, high-quality global sourcing to produce and market high-value merchandise to major customers. With a strong commitment to customer service, the Company develops distinctive programs for individual customers and maximizes retail productivity with aggressive pricing, quick replenishment merchandise management and efficient customer order execution.

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

EMPLOYEES

     At March 31, 2002, the Company had approximately 434 employees. None of the Company's U. S. employees is represented by a labor union, and the Company considers its relationship with its employees to be good. The Company's 149 employees in Mexico are represented by a labor union. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement.

INTERNATIONAL SALES

     Sales to customers in foreign countries outside the United States are not currently material to the Company's business.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Gonzales, Louisiana. The Company rents approximately 17,211 square feet at this location under a lease that expires April 25, 2007.

     The following table summarizes certain information regarding the Company's principal properties.

                                                                   APPROXIMATE    OWNED/
LOCATION                         USE                               SQUARE FEET    LEASED
--------                         ---                               -----------   ---------
Gonzales, Louisiana...........   Administrative and sales office      17,211     Leased(1)
Atlanta, Georgia..............   Administrative and sales office      34,540     Leased(2)
Aguascalientes, Mexico........   Offices, warehouse, and              60,300     Leased(3)
                                 distribution center
Berea, Kentucky...............   Offices, manufacturing,              53,000     Owned
                                 warehouse, and distribution
                                 facilities and retail store
Compton, California...........   Offices, warehouse and              157,400     Leased(4)
                                 distribution center
Compton, California...........   Warehouse                           100,000     Leased(5)
Gonzales, Louisiana...........   Office, warehouse, and               60,000     Leased(6)
                                 distribution center

                                                                   APPROXIMATE    OWNED/
LOCATION                         USE                               SQUARE FEET    LEASED
--------                         ---                               -----------   ---------
Huntington Beach,                Offices                               7,600     Leased(7)
  California..................
Rogers, Arkansas..............   Sales office                          1,625     Leased(8)

---------------

(1) Lease expires April 25, 2007.

(2) Leases expire June 29, 2002, portions sub-leased.

(3) Lease expires January 15, 2003.

(4) Lease expires May 31, 2003 (renewable for one three-year period).

(5) Lease expires May 31, 2004.

(6) Lease expires March 31, 2005 (renewable for one two-year period).

(7) Lease expires April 30, 2004.

(8) Lease expires November 30, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2002.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company is authorized by its Articles of Incorporation to issue up to 50,000,000 shares of capital stock, all of which are designated Common Stock, par value $1.00 per share.

COMMON STOCK

     Effective April 10, 2001, the Company's common stock (the "Common Stock") was removed from the listing of the New York Stock Exchange ("NYSE") as it fell below the minimum standards of market capitalization for continued listing by the NYSE. The Common Stock currently trades on the NASDAQ OTC Bulletin Board with the ticker symbol "CRWS". The following table presents quarterly information on the price range of the Company's Common Stock for the fiscal years ended March 31, 2002 and April 1, 2001. This information indicates the high and low sale prices as reported by the NASDAQ.

QUARTER                                                       HIGH     LOW
-------                                                       -----   -----
FISCAL 2002
First Quarter...............................................  $0.60   $0.09
Second Quarter..............................................   0.90    0.12
Third Quarter...............................................   0.90    0.25
Fourth Quarter..............................................   0.60    0.40

FISCAL 2001
First Quarter...............................................  $2.25   $1.13
Second Quarter..............................................   1.25    0.38
Third Quarter...............................................   1.63    0.25
Fourth Quarter..............................................   0.56    0.28

     As of June 7, 2002 there were issued and outstanding 9,421,437 shares of the Company's Common Stock held by approximately 722 registered holders. At June 7, 2002, the Company's Common Stock closed at $0.64.

     In fiscal 2000, the Company paid a dividend of $0.03 per share on its Common Stock on June 27, 1999, September 26, 1999, and December 26, 1999. As part of the conditions under its loan agreements and to conserve liquidity, the Company has not paid a dividend since December 26, 1999. The Company has no plans to resume payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended March 31, 2002 is from the Company's financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report.

                                                      FISCAL YEAR
                                  ----------------------------------------------------
                                    2002       2001       2000       1999       1998
                                  --------   --------   --------   --------   --------
                                          IN THOUSANDS, EXCEPT PER SHARE DATA
FOR THE YEAR
Net sales.......................  $117,591   $247,515   $319,893   $362,071   $319,238
Gross profit....................    25,928     18,542     35,156     51,259     71,089
Income (loss) from operations...     5,022    (59,555)   (19,558)    (7,026)    18,993
Net income (loss) before
  extraordinary gain............     1,994    (73,587)   (29,148)   (11,772)     7,806
Extraordinary gain on debt
  refinancing...................    25,008         --         --         --         --
Net income (loss)...............    27,002    (73,587)   (29,148)   (11,772)     7,806
Basic net income (loss) per
  share before extraordinary
  gain..........................      0.22      (8.55)     (3.39)     (1.37)      0.97
Basic net income (loss) per
  share.........................      2.95      (8.55)     (3.39)     (1.37)      0.97
Diluted net income (loss) per
  share before extraordinary
  gain..........................      0.10      (8.55)     (3.39)     (1.37)      0.92
Diluted net income (loss) per
  share.........................      1.37      (8.55)     (3.39)     (1.37)      0.92
Cash dividends per share........      0.00       0.00       0.09       0.12       0.12

                                                      FISCAL YEAR
                                  ----------------------------------------------------
                                    2002       2001       2000       1999       1998
                                  --------   --------   --------   --------   --------
                                          IN THOUSANDS, EXCEPT PER SHARE DATA
AT YEAR END
Total assets....................  $ 60,200   $ 90,678   $215,004   $264,851   $241,666
Long-term debt..................    36,773     47,650    106,593     72,857     50,100
Shareholders' equity
  (deficit).....................    12,813    (16,773)    56,815     86,779     97,323

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND DISPOSITIONS

     In response to changing business conditions in the consumer products industry, the Company made significant changes in its business operations over the last two and one-half years. In addition to a program of cost reductions and rationalization, the Company outsourced virtually all of its manufacturing to domestic and foreign contract manufacturers with the exception of the specialty hand wovens produced by Churchill Weavers and screen-printed infant bibs produced by Burgundy in Mexico. The Woven Products division, with manufacturing primarily in north Georgia, was sold on November 14, 2000 and net proceeds of $32.3 million were used to reduce debt. Following the outsourcing of adult bedding, the Roxboro, North Carolina plant was sold on June 14, 2001 and the proceeds of $8.0 million were used to reduce debt. Also, the Company made a decision to exit the Adult Bedding and Bath business, and its net assets related to that business of $12.4 million were sold effective July 23, 2001. Proceeds of the sale were $8.5 million cash plus the assumption of liabilities of $3.4 million as well as the assumption of certain contingent liabilities. Cash from the sale was used to reduce debt. Following the sale of the Adult Bedding and Bath business, the Company is now primarily in the infant and juvenile products business, but in describing the results of operations for fiscal 2000 and 2001, reference is made to all of the product groups. Because of the sale of assets and the refinancing that occurred July 23, 2001, the historical results are not indicative of the Company's future operations. The provision for impairment recorded in 2001 includes $12.4 million for a computer system that was abandoned in fiscal 2001. The effect of these transactions on fiscal 2001 operating results is discussed below in the section "Results of Operations: Fiscal 2001 Compared to Fiscal 2000."

RESULTS OF OPERATIONS: FISCAL 2002 COMPARED TO FISCAL 2001

     Total net sales for fiscal 2002 decreased $129.9 million, or 52.5%, to $117.6 million. Net sales of bedroom and bath products decreased $70.6 million to $19.9 million, net sales of throws decreased $52.1 million to $3.2 million, and net sales of infant and juvenile products decreased $7.1 million to $94.5 million.

     The decrease in sales of throws was due to the sale of the Woven Products division on November 14, 2000. The decrease in sales of bedroom and bath products was the result of the sale of the Adult Bedding division on July 23, 2001. Lower sales of infant and juvenile products were due to changes in buying patterns by major retailers.

     In fiscal 2002, cost of sales decreased to 78.0% of net sales from 92.5% in fiscal 2001. The decrease relates primarily to changes in product mix as a result of the divestments mentioned above. In addition, the Company incurred lower manufacturing costs as a result of outsourcing.

     Marketing and administrative expenses decreased $22.4 million, or 51.8% for fiscal 2002 as the Company continued its restructuring. Marketing and selling expenses decreased by $12.2 million from $19.3 million in fiscal 2001 to $7.1 million in fiscal 2002 as a result of the restructuring and reduced sales. Administrative expenses decreased from $22.9 million to $12.7 million as cost reductions were partially offset by restructuring expenses such as consulting, legal and investment banking fees. Amortization of goodwill was $1.1 million for both fiscal year 2002 and 2001.

     For fiscal 2002, loss on disposition of assets was $34,000 compared to a loss on disposition of assets of $6.5 million for fiscal 2001. The loss in fiscal 2002 represented a loss on the sale of leasehold improvements in connection with the move of the Company's subsidiary, Hamco. The loss in fiscal 2001 represented the loss on sale of the Woven Products division. Also in 2001, gains, primarily on the sale of real property in Louisiana and North Carolina, were offset by other losses. The provision for impairment of $28.2 million at April 1, 2001 includes a $4.9 million loss on sale of the Timberlake, North Carolina plant, a $10.9 million impairment for the expected loss on sale of the Adult Bedding business and a $12.4 million impairment for abandoned computer systems. Losses on sale of inventory of $2.9 million and $13.3 million were also incurred in connection with the sales of the Woven Products division and the Adult Bedding business, respectively. This expense was included in cost of sales. Because of the sale of assets and the refinancing that occurred July 23, 2001, the historical results are not indicative of the Company's future operations.

     Interest expense decreased by $7.8 million as a result of the restructuring of the Company discussed in the Financial Position, Liquidity and Capital Resources section below. Other income, net increased by $1.3 million due to a reduction in other expenses.

     In fiscal 2002, the tax benefit was $1.9 million due to a net operating loss carryback resulting from the change in federal income tax regulations. In fiscal 2001, the benefit of the operating losses was equivalent to an effective tax rate of 0%. Due to the losses incurred, the Company has a net operating loss carryforward of $16.9 million that is available to offset future taxable income, although a valuation reserve has been established for the benefit of the carryforward due to uncertainty regarding realization.

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

     For fiscal 2001, loss on disposition of assets was $6.5 million, representing the loss on sale of the Woven Products division, compared to nil in the prior year. Gains, primarily on the sale of real property in Louisiana and North Carolina, were offset by other losses. The provision for impairment of $28.2 million includes a $4.9 million loss on sale of the Timberlake, North Carolina plant, a $10.9 million impairment for the expected loss on sale of the Adult Bedding business and a $12.4 million impairment for abandoned computer systems. Losses on sale of inventory of $2.9 million and $13.3 million were also incurred in connection with the sales of the Woven Products division and the Adult Bedding business, respectively. This expense was included in cost of sales. Because of the sale of assets and the refinancing that occurred July 23, 2001, the historical results are not indicative of the Company's future operations.

     Interest expense increased by $1.2 million as a result of higher interest rates. Other income increased by $791,000 due to a reduction in other expenses.

     In fiscal 2001, the benefit of the operating losses was equivalent to an effective tax rate of 0% compared to 12.2% in fiscal 2000. Due to the losses incurred, the Company had a net operating loss carryforward of

$55.9 million that was available to offset future taxable income, although a valuation reserve has been established for the benefit of the carryforward due to uncertainty regarding realization.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $5.4 million for the year ended March 31, 2002 compared to cash provided by operating activities of $25.0 million for the year ended April 1, 2001. Net cash provided by investing activities was $18.0 million compared to net cash provided by investing activities of $24.2 million in the prior year period. Net cash used for financing activities was $23.6 million compared to net cash used for financing activities of $50.1 million in the prior year period. Total debt outstanding decreased to $39.8 million at March 31, 2002 from $91.7 million at April 1, 2001. This decrease resulted from the repayment of debt from the sale of fixed assets as well as the forgiveness of indebtedness. As of March 31, 2002, letters of credit of $1.3 million were outstanding against the $3 million sub-limit for letters of credit associated with the $19 million revolving credit facility. As of March 31, 2002, the Company had revolving credit availability of $6.3 million.

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

     At March 31, 2002 and April 1, 2001, long-term debt consisted of:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Bank credit lines...........................................  $    --   $30,249
Promissory notes............................................   38,000    31,417
Floating rate revolving credit facilities...................    5,542    30,000
Original issue discount.....................................   (3,769)       --
                                                              -------   -------
                                                               39,773    91,666
Less current maturities.....................................    3,000    44,016
                                                              -------   -------
                                                              $36,773   $47,650
                                                              =======   =======

     On July 23, 2001 the Company completed a refinancing of its debt. The new credit facilities include the following:

     Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit, $14.0 million drawn at closing. The interest rate is prime plus 1.0% (5.75% at March 31, 2002) for base rate borrowings and LIBOR plus 2.75% (4.65% at March 31, 2002) for Euro-dollar borrowings. The maturity date is June 30, 2004. The facility is secured by a first lien on all assets. The balance at March 31, 2002 was $5.5 million.

     Senior Notes of $14 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. A minimum principal payment of $250,000 was paid on April 1, 2002 and minimum principal payments of $500,000 are due at the end of each calendar quarter thereafter. In the event that required debt service exceeds 70% of free cash flow (EBITDA less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 70% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 70% of free cash flow.

     Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% will be amortized over the life of the notes. The remaining balance of $3.8 million is included in the Consolidated Balance Sheet as of March 31, 2002.

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

     Minimum annual maturities adjusted to reflect the July 23, 2001 refinancing are as follows: (in thousands)

FISCAL                                        REVOLVER   SENIOR NOTES   SUB NOTES    TOTAL
------                                        --------   ------------   ---------   -------
2003........................................               $ 3,000                  $ 3,000
2004........................................               $ 3,000                  $ 3,000
2005........................................   $5,542      $ 2,000                  $ 7,542
2006........................................               $ 2,500                  $ 2,500
2007........................................               $ 3,500                  $ 3,500
2008........................................                             $24,000*   $24,000
                                               ------      -------       -------    -------
Total.......................................   $5,542      $14,000       $24,000    $43,542
                                               ======      =======       =======    =======

---------------

* Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

     As part of the refinancing, the Company issued to the lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire in six years. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid-in capital in the second quarter of fiscal 2002. The dilutive effect of these warrants on earnings per share for the 12 months ended March 31, 2002 was $0.11 per share before extraordinary gain and $1.43 after extraordinary gain. Also in the second quarter of fiscal 2002, the Company recognized an extraordinary gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.

     Below is a comparison of the April 1, 2001 balance sheet with the pro forma impact of the refinancing and the disposition of the Adult Bedding and Bath business:

                            CONDENSED BALANCE SHEET

                                  IN MILLIONS

                                                                                PRO FORMA
                                                              APRIL 1, 2001   APRIL 1, 2001
                                                              -------------   -------------
Current assets..............................................     $ 40.7           $42.5
Assets held for sale........................................       21.7              --
Fixed assets, net...........................................        3.9             3.9
Other assets................................................       24.4            24.4
                                                                 ------           -----
  Total assets..............................................     $ 90.7           $70.8
                                                                 ======           =====
Accounts payable............................................     $  8.5           $ 6.0
Accrued liabilities.........................................        6.5             6.2
Current maturities of long term debt........................       44.0             0.3
                                                                 ------           -----
  Total current liabilities.................................       59.0            12.5
Long term debt..............................................       47.7            47.7
Other liabilities...........................................        0.8              --
Shareholders' deficit.......................................      (16.8)           10.6
                                                                 ------           -----
  Total liabilities and shareholders' deficit...............     $ 90.7           $70.8
                                                                 ======           =====

     To reduce its exposure to credit losses and to enhance its cash flow, the Company factors the majority of its trade accounts receivable. The Company's factor establishes customer credit lines, and accounts for and collects receivable balances. The factor remits payment to the Company on the due dates of the factored invoices. The factor assumes all responsibility for credit losses on sales within approved credit lines, but may deduct from its remittances to the Company the amounts of customer deductions for returns, allowances, disputes and discounts. The Company's factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

     Management does not believe that inflation has had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

     During fiscal 2002, the Company incurred approximately $1.5 million related to restructuring charges due to the sale of the Adult Bedding division in July, 2001, the sale of the Wovens division in November, 2000, and the relocation of the corporate headquarters. Management believes these expenses are non-recurring. These cost were as follows (dollars in thousands):

Wages and benefits (including severance) paid to temporary
  and terminated employees..................................   $  850
Operating expenses..........................................      795
Data collection and transfer costs..........................      206
Vendor discounts and allowances.............................     (356)
                                                               ------
Total non-recurring restructuring charges...................   $1,495
                                                               ======

CRITICAL ACCOUNTING POLICIES

     While the listing below is not inclusive of all of the Company's accounting policies, the Company's management believes that the following policies are those which are most critical and embody the most significant management judgments and the uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical policies are:

     Revenue Recognition: Sales are recorded when goods are shipped to customers, and are reported net of returns and allowances in the consolidated statements of operations and comprehensive income (loss).

     Sales Returns and Other Allowances and Allowance for Doubtful
Accounts: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of potential future product returns related to current period product revenues. The Company's sales arrangements do not generally include acceptance provisions or clauses. Additionally, the Company does not typically grant its distributors or other customers price protection rights or rights to return products bought, other than normal and customary rights of return for defects in materials or workmanship, and is not obligated to accept product returns for any other reason. Actual returns have not historically been significant. Management analyzes historical returns, current economic trends and changes in customer demand when evaluating the adequacy of its sales returns and other allowances.

     The Company factors the majority of its receivables. In the event a factored receivable becomes uncollectible due to credit worthiness, the factor bears the risk of loss. The Company's management must make estimates of the uncollectibility of its non-factored accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers' payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company's accounts receivable at March 31, 2002 totaled $12.5 million, net of the allowances of $1.8 million.

     Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances. Such amount is presented as a current asset in the Company's balance sheet and is a direct determinant of cost of goods sold in the statement of operations and therefore has a significant impact on the amount of net income reported in an accounting period. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to bring the inventory quantities to their existing condition and location. The Company's inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are manufactured or purchased. The Company utilizes standard costs as a management tool. The Company's standard cost valuation of its inventories is adjusted at regular intervals to reflect the approximate cost of the inventory under FIFO. The determination of the indirect charges and their allocation to the Company's work-in-process and finished goods inventories is complex and requires significant management judgment and estimates. Material differences may result in the valuation of the Company's inventories and in the amount and timing of the Company's cost of goods sold and resulting net income for any period if management made different judgments or utilized different estimates.

     On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company's operations. To the extent that any of these conditions are believed to exist or the utility of the inventory quantities in the ordinary course of business is no longer as great as their carrying value, a reserve against the inventory valuation is established. To the extent that this reserve is established or increased during an accounting period, an expense is recorded in the Company's statement of operations, generally in cost of goods sold. Significant management judgment is required in determining the amount and adequacy of this reserve. In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may need to establish additional reserves which could materially impact the Company's financial position and results of operation.

     As of March 31, 2002, the Company's inventories totaled $16.5 million, net of reserves for slow moving and obsolete inventories of $2.2 million. Management believes that the Company's inventory valuation together with recorded reserves for slow moving and obsolete inventories, results in carrying the inventory at lower of cost or market.

     Derivative Instruments and Hedging Activities: The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on April 2, 2001. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At March 31, 2002 and April 1, 2001 the Company had no derivative instruments.

     Provisions for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets have been reduced by a valuation allowance, if necessary, in the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Valuation of Long-Lived and Intangible Assets and Goodwill: The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimates of future undiscounted cash flows. Factors that are considered by management in performing this assessment include, but are not limited to, the Company's performance relative to historical or projected future operating results, the Company's intended use of acquired assets or the Company's strategy for its overall business, and industry or economic trends.

     In the event that the carrying value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairment is measured using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $26.4 million as of March 31, 2002.

     As discussed below, on April 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, and as a result, will cease to amortize approximately $23.0 million of goodwill but will continue to amortize other intangible assets. Goodwill amortization expense recorded during 2002 amounted to approximately $1.1 million. In lieu of amortization, the Company will be required to perform an initial impairment review of its goodwill in 2003 and an impairment review thereafter at least annually. The Company expects to complete its initial impairment review prior to reporting its operating results for the first quarter of 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the use of the pooling-of-interests method. The application of SFAS 141 did not affect any of the Company's previously reported amounts included in goodwill or other intangible assets. SFAS 142 requires that the amortization of goodwill cease prospectively upon adoption and instead, the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on April 1, 2002. Beginning in 2003, the Company expects to discontinue amortizing goodwill but will continue to amortize other long-lived intangible assets. At March 31, 2002, goodwill approximated $23.0 million. Goodwill amortization in 2002 was approximately $1.1 million, or $0.12 per basic share and $0.06 per dilutive share. The Company is currently evaluating the impact of the adoption of SFAS 142 on its consolidated financial statements.

     Additionally, in August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Although SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed (i.e., the depreciable life should be revised until the asset is actually abandoned or exchanged). Also, SFAS 144 includes the basic provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can by clearly distinguished from the rest of the entity. The provisions of SFAS 144 generally are to be applied prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is currently evaluating the impact of the adoption of SFAS 144 on the Company's consolidated financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on debt, commodity prices and foreign exchange rates. The exposure to interest rate risk relates to its floating rate debt, $5.5 million of which was outstanding at March 31, 2002 compared to $60.3 million at April 1, 2001. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $55,000 at the debt level of March 31, 2002 (excludes $38.0 million of fixed rate debt.) and $603,000 at the debt level of April 1, 2001. The exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. The exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended March 31, 2002, this subsidiary manufactured products for the Company with a value of approximately $3.9 million compared to $4.4 million during the fiscal year ended April 1, 2002. The Company's investment in the subsidiary was approximately $2.6 million at March 31, 2002 and $3.0 million at April 1, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-19 herein.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

(a)1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of Registrant are filed with this report and included in Part II, Item 8:

                                                               PAGE
                                                               ----
Independent Auditors' Report................................   F-1
Consolidated Balance Sheets as of March 31, 2002 and April
  1, 2001...................................................   F-2
Consolidated Statements of Operations and Comprehensive
  Income (Loss) for the
  Three Fiscal Years in the Period Ended March 31, 2002.....   F-3
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit) for the
  Three Fiscal Years in the Period Ended March 31, 2002.....   F-4
Consolidated Statements of Cash Flows for the Three Fiscal
  Years in the Period
  Ended March 31, 2002......................................   F-5
Notes to Consolidated Financial Statements..................   F-6

(a)2.  FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule of Registrant is filed with this report:

Schedule II -- Valuation and Qualifying Accounts............   Page 16

     All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                                  SCHEDULE II

                                                         VALUATION AND QUALIFYING ACCOUNTS
                                          ----------------------------------------------------------------
                COLUMN A                   COLUMN B       COLUMN C         COLUMN D          COLUMN E
                --------                   --------       --------         --------          --------
                                                         CHARGED TO
                                          BALANCE AT      COSTS AND                         BALANCE AT
                                          BEGINNING    (REVERSED FROM)                        END OF
                                          OF PERIOD       EXPENSES       DEDUCTIONS(1)        PERIOD
                                          ----------   ---------------   -------------   -----------------
                                                                   (IN THOUSANDS)
Accounts Receivable Valuation Accounts:

Year Ended April 2, 2000
Reserve for doubtful accounts...........      729              541            661                609
Reserve for customer deductions.........    4,509              653             --              5,162

Year Ended April 1, 2001
Reserve for doubtful accounts...........      609               32            465                176
Reserve for customer deductions.........    5,162           (3,401)(2)         --              1,761

Year Ended March 31, 2002
Reserve for doubtful accounts...........      176               46             28                194
Reserve for customer deductions.........    1,761             (114)            --              1,647

Inventory Valuation Accounts:

Year Ended April 2, 2000
Reserve for discontinued and
  irregulars............................    6,002              174             --              6,176

Year Ended April 1, 2001
Reserve for discontinued and
  irregulars............................    6,176           (4,026)(2)         --              2,150

Year Ended March 31, 2002
Reserve for discontinued and
  irregulars............................    2,150               19             --              2,169

Restructuring Reserve:

Year ended March 31, 2002
Reserve for restructuring costs.........       --              554             --                554

---------------

(1) Deductions from the reserve for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(2) Credits relate to assets held for sale at April 1, 2001.

(a)3.  EXHIBITS

     Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 2.1       --  Merger Agreement dated as of October 8, 1995 between and among Registrant and CC Acquisition Corp, and Neal Fohrman and Stanley Glickman and The Red Calliope and Associates,
               Inc.(5)
 2.2       --  Merger Agreement dated as of July 23, 2001 by and among the
               Company, CCDI, Buyer and Merger Sub (the "Merger
               Agreement").(9)
 3.1       --  Second Amended and Restated Articles of Incorporation of the
               Company.(9)
 3.2       --  Bylaws of Registrant.(1)
 3.3       --  Amendments to Bylaws dated March 23, 2001.(8)
 4.1       --  Instruments defining the rights of security holders are contained in the Restated Articles of Incorporation of
               Registrant, and Article I of the Restated Bylaws of
               Registrant.(1)
 4.2       --  Form of Rights Agreement dated as of August 11, 1995 between the Registrant and Trust Company Bank, including Form of
               Right Certificate and Summary of Rights to Purchase Common
               Shares.(2)
 4.3       --  Form of Registration Rights Agreement entered into in
               connection with the Subordinated Note and Warrant Purchase
               Agreement dated as of July 23, 2001 by and among the Company and the Lenders (the "Sub Debt Agreement")(included as
               Exhibit C to the Sub Debt Agreement).(9)
10.1       --  Crown Crafts, Inc. Non-Qualified Stock Option Plan.(4)
10.2       --  Philip Bernstein Death Benefits Agreement dated March 30,
               1992.(3)
10.3       --  Description of Crown Crafts, Inc. Executive Incentive Bonus
               Plan.(3)
10.4       --  Crown Crafts, Inc. 1995 Stock Option Plan.(1)
10.5       --  Form of Nonstatutory Stock Option Agreement (pursuant to
               1995 Stock Option Plan).(1)
10.6       --  Form of Nonstatutory Stock Option Agreement for Nonemployee
               Directors (pursuant to 1995 Stock Option Plan).(1)
10.7       --  Employment Agreement dated as of July 23, 2001 by and
               between the Company and E. Randall Chestnut.(9)
10.8       --  Employment Agreement dated as of July 23, 2001 by and
               between the Company and Amy Vidrine Samson.(9)
10.9       --  Form of Restricted Stock Agreement entered into in
               connection with the Merger Agreement.(9)
10.10      --  Credit Agreement dated as of July 23, 2001 by and among the
               Borrowers, Wachovia, as Agent, and the Lenders (the "Credit
               Agreement").(9)
10.11      --  Form of Revolving Note issued in connection with the Credit
               Agreement (included as Exhibit A-1 to the Credit
               Agreement).(9)
10.12      --  Form of Term Note issued in connection with the Credit
               Agreement (included as Exhibit A-2 to the Credit
               Agreement).(9)
10.13      --  Form of Domestic Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit N to the Credit Agreement).(9)
10.14      --  Form of Foreign Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit T to the Credit Agreement).(9)
10.15      --  Mortgage, Security Agreement and Fixture Financing Statement
               dated September 22, 1999 from Churchill Weavers, Inc.
               ("Churchill") to Wachovia, as Collateral Agent for the
               Lenders, as amended by that First Amendment to Mortgage,
               Security Agreement and Fixture Financing Statement dated
               July 23, 2001, entered into in connection with the Credit
               Agreement.(9)
10.16      --  Sub Debt Agreement.(9)
10.17      --  Form of Note issued in connection with the Sub Debt
               Agreement (included as Exhibit A-1 to the Sub Debt
               Agreement).(9)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.18      --  Form of Warrant issued in connection with the Sub Debt
               Agreement (included as Exhibit B to the Sub Debt
               Agreement).(9)
10.19      --  Form of Domestic Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit
               D to the Sub Debt Agreement).(9)
10.20      --  Form of Foreign Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit
               E to the Sub Debt Agreement).(9)
10.21      --  Form of Security Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit F to the Sub
               Debt Agreement).(9)
10.22      --  Mortgage, Security Agreement and Fixture Financing Statement
               dated July 23, 2001 from Churchill to Wachovia, as
               Collateral Agent for the Lenders, entered into in connection with the Sub Debt Agreement.(9)
10.23      --  Amended and Restated Security Agreement dated as of July 23,
               2001 by and among the Borrowers and Wachovia, as Collateral
               Agent for the Lenders, entered into in connection with the
               Credit Agreement.(9)
10.24      --  Form of Non-Competition and Non-Disclosure Agreement entered into in connection with the Merger Agreement (included as
               Exhibit E to the Merger Agreement).(9)
10.25      --  License Agreement dated January 1, 1998 between Disney
               Enterprises, Inc. as Licensor and Crown Crafts, Inc. as
               Licensee(6)
10.26      --  License Agreement dated May 11, 1998 between Calvin Klein,
               Inc. as Licensor, Crown Crafts Designer, Inc. (a
               wholly-owned subsidiary of the Registrant through July 23,
               2001), and Crown Crafts, Inc. as Guarantor.(6)
10.27      --  Crown Crafts, Inc. Key Employee Retention Payment Trust
               Agreement dated as of November 14, 2000 between the Company and Branch Banking & Trust Co.(10)
21         --  Subsidiaries of the Registrant(11)
23         --  Consent of Deloitte & Touche LLP(11)

---------------

 (1) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1995.

 (2) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated August 22, 1995.

 (3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1993.

 (4) Incorporated herein by reference to Registrant's Registration Statement on Form S-8, filed April 8, 1994. (Reg. No. 33-77558).

 (5) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated November 13, 1995.

 (6) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

 (7) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated August 4, 1999.

 (8) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 2001.

 (9) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated July 23, 2001.

(10) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(11) Filed herewith.

 (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ending March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROWN CRAFTS, INC.

                                          By:    /s/ E. RANDALL CHESTNUT
                                            ------------------------------------
                                                    E. Randall Chestnut
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                    SIGNATURE                                       TITLE                      DATE
                    ---------                                       -----                      ----

             /s/ E. RANDALL CHESTNUT                  Chief Executive Officer, Director    June 18, 2002
 ------------------------------------------------
               E. Randall Chestnut

             /s/ WILLIAM T. DEYO, JR.                             Director                 June 18, 2002
 ------------------------------------------------
               William T. Deyo, Jr.

                /s/ STEVEN E. FOX                                 Director                 June 18, 2002
 ------------------------------------------------
                  Steven E. Fox

               /s/ SIDNEY KIRSCHNER                               Director                 June 18, 2002
 ------------------------------------------------
                 Sidney Kirschner

                 /s/ ZENON S. NIE                                 Director                 June 18, 2002
 ------------------------------------------------
                   Zenon S. Nie

             /s/ WILLIAM PORTER PAYNE                             Director                 June 18, 2002
 ------------------------------------------------
               William Porter Payne

               /s/ DONALD RATAJCZAK                               Director                 June 18, 2002
 ------------------------------------------------
                 Donald Ratajczak

              /s/ JAMES A. VERBRUGGE                              Director                 June 18, 2002
 ------------------------------------------------
                James A. Verbrugge

              /s/ AMY VIDRINE SAMSON                       Chief Financial Officer         June 18, 2002
 ------------------------------------------------         Chief Accounting Officer
                Amy Vidrine Samson

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Audited Financial Statements:
Independent Auditors' Report................................   F-1
Consolidated Balance Sheets as of March 31, 2002 and April
  1, 2001...................................................   F-2
Consolidated Statements of Operations and Comprehensive
  Income (Loss) for the Three Fiscal Years in the Period
  Ended March 31, 2002......................................   F-3
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit) for the Three Fiscal Years in the Period Ended
  March 31, 2002............................................   F-4
Consolidated Statements of Cash Flows for the Three Fiscal
  Years in the Period Ended March 31, 2002..................   F-5
Notes to Consolidated Financial Statements..................   F-6
Note #  1 -- DESCRIPTION OF BUSINESS........................   F-6
Note #  2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.....   F-6
Note #  3 -- DISCONTINUANCE OF CERTAIN BUSINESSES...........   F-9
Note #  4 -- INVENTORIES....................................   F-10
Note #  5 -- FINANCING ARRANGEMENTS.........................   F-10
Note #  6 -- INCOME TAXES...................................   F-12
Note #  7 -- RETIREMENT PLANS...............................   F-13
Note #  8 -- STOCK OPTIONS..................................   F-14
Note #  9 -- MAJOR CUSTOMERS................................   F-16
Note # 10 -- COMMITMENTS AND CONTINGENCIES..................   F-16
Note # 11 -- SEGMENT AND RELATED INFORMATION................   F-16
Supplemental Financial Information:
Selected Quarterly Financial Information (unaudited)........   F-19

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Crown Crafts, Inc.

     We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries ("the Company") as of March 31, 2002 and April 1, 2001, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2002. Our audit also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 31, 2002 and April 1, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 31, 2002

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2002 AND APRIL 1, 2001
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2002       2001
                                                              --------   --------
                                     ASSETS
Current assets:
Cash and cash equivalents...................................  $    388   $    588
Restricted cash.............................................        --        508
Accounts receivable (net of allowances of $1,841 in 2002 and
  $1,937 in 2001)
  Due from factor...........................................    11,549     15,588
  Other.....................................................       983      2,213
Inventories, net............................................    16,451     19,564
Income tax receivable.......................................     1,820         --
Other current assets........................................     2,466      2,233
Assets held for sale........................................        --     21,661
                                                              --------   --------
       Total current assets.................................    33,657     62,355
Property, plant and equipment -- at cost:
Land, buildings and improvements............................     2,863      2,736
Machinery and equipment.....................................     3,915      3,873
Furniture and fixtures......................................       617        489
                                                              --------   --------
                                                                 7,395      7,098
Less accumulated depreciation...............................     4,065      3,184
                                                              --------   --------
       Property, plant and equipment, net...................     3,330      3,914
Other assets:
Goodwill (net of amortization of $6,261 in 2002 and $5,207
  in 2001)..................................................    23,034     24,088
Other.......................................................       179        321
                                                              --------   --------
       Total other assets...................................    23,213     24,409
                                                              --------   --------
     Total Assets...........................................  $ 60,200   $ 90,678
                                                              ========   ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable............................................  $  3,695   $  8,470
Accrued wages and benefits..................................     1,459      2,144
Accrued royalties...........................................     1,015      1,086
Other accrued liabilities...................................     1,421      3,316
Current maturities of long-term debt........................     3,000     44,016
                                                              --------   --------
       Total current liabilities............................    10,590     59,032
Non-current liabilities:
Long-term debt..............................................    36,773     47,650
Deferred income taxes.......................................        24         24
Other.......................................................        --        745
                                                              --------   --------
       Total non-current liabilities........................    36,797     48,419
Commitments and contingencies (Note 10).....................        --         --
Shareholders' equity (deficit):
Common stock -- par value $1.00 per share, 50,000,000 shares authorized 9,421,437 issued and outstanding at March 31,
  2002 and 8,608,843 issued and outstanding at April 1,
  2001......................................................     9,421      8,609
Additional paid-in capital..................................    28,857     27,161
Accumulated deficit.........................................   (25,475)   (52,477)
Cumulative currency translation adjustment..................        10        (66)
                                                              --------   --------
       Total shareholders' equity (deficit).................    12,813    (16,773)
                                                              --------   --------
     Total Liabilities and Shareholders' Equity (Deficit)...  $ 60,200   $ 90,678
                                                              ========   ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
      FISCAL YEARS ENDED MARCH 31, 2002, APRIL 1, 2001, AND APRIL 2, 2000

                                                               2002             2001             2000
                                                           ------------     ------------     ------------
                                                            IN THOUSANDS, EXCEPT INCOME (LOSS) PER SHARE
Net sales................................................    $117,591         $247,515         $319,893
Cost of products sold....................................      91,663          228,973          284,737
                                                             --------         --------         --------
Gross profit.............................................      25,928           18,542           35,156
Marketing and administrative expenses....................      20,872           43,311           54,714
Provision for impairment.................................          --           28,240               --
Loss on disposition of assets............................          34            6,546               --
                                                             --------         --------         --------
Income (loss) from operations............................       5,022          (59,555)         (19,558)
Other income (expense):
  Interest expense.......................................      (6,943)         (14,781)         (13,572)
  Other -- net...........................................       2,035              726              (65)
                                                             --------         --------         --------
Income (loss) before income taxes........................         114          (73,610)         (33,195)
Income tax benefit.......................................      (1,880)             (23)          (4,047)
                                                             --------         --------         --------
Net income (loss) before extraordinary gain..............       1,994          (73,587)         (29,148)
Extraordinary gain on debt refinancing...................      25,008               --               --
Net income (loss)........................................      27,002          (73,587)         (29,148)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment................          76               (1)             (42)
                                                             --------         --------         --------
Comprehensive income (loss) net of tax...................    $ 27,078         $(73,588)        $(29,190)
                                                             ========         ========         ========
Basic net income (loss) per share before extraordinary
  gain...................................................    $   0.22         $  (8.55)        $  (3.39)
                                                             ========         ========         ========
Basic net income (loss) per share........................    $   2.95         $  (8.55)        $  (3.39)
                                                             ========         ========         ========
Diluted net income (loss) per share before extraordinary
  gain...................................................    $   0.10         $  (8.55)        $  (3.39)
                                                             ========         ========         ========
Diluted net income (loss) per share......................    $   1.37         $  (8.55)        $  (3.39)
                                                             ========         ========         ========
Weighted average shares outstanding -- basic.............       9,167            8,609            8,609
                                                             ========         ========         ========
Weighted average shares outstanding -- diluted...........      19,759            8,609            8,609
                                                             ========         ========         ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) FISCAL YEARS ENDED MARCH 31, 2002, APRIL 1, 2001, AND APRIL 2, 2000

                                      COMMON STOCK          TREASURY STOCK                      RETAINED
                                  --------------------   ---------------------   ADDITIONAL    EARNINGS/
                                  NUMBER OF              NUMBER OF                PAID-IN     (ACCUMULATED
                                    SHARES      COST       SHARES       COST      CAPITAL       DEFICIT)
                                  ----------   -------   ----------   --------   ----------   ------------
                                      DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
BALANCES -- MARCH 28, 1999......   9,983,305   $ 9,983    1,374,462   $ 20,309    $ 46,096      $ 51,032
Net loss........................                                                                 (29,148)
Cash dividends ($0.09 per
  share)........................                                                                    (774)
Currency translation
  adjustment....................
                                  ----------   -------   ----------   --------    --------      --------
BALANCES -- APRIL 2, 2000.......   9,983,305   $ 9,983    1,374,462   $ 20,309    $ 46,096      $ 21,110
Net loss........................                                                                 (73,587)
Currency translation
  adjustment....................
Retirement of treasury stock....  (1,374,462)   (1,374)  (1,374,462)   (20,309)    (18,935)
                                  ----------   -------   ----------   --------    --------      --------
BALANCES -- APRIL 1, 2001.......   8,608,843   $ 8,609           --         --    $ 27,161      $(52,477)
Purchase 401(k) shares..........     (14,406)      (15)                                 10
Issuance of warrants............                                                     2,381
Issuance of shares..............     827,000       827                                (695)
Net income......................                                                                  27,002
Currency translation
  adjustment....................
                                  ----------   -------   ----------   --------    --------      --------
BALANCES -- MARCH 31, 2002......   9,421,437   $ 9,421           --         --    $ 28,857      $(25,475)
                                  ==========   =======   ==========   ========    ========      ========

                                  CUMULATIVE        TOTAL
                                   CURRENCY     SHAREHOLDERS'
                                  TRANSLATION      EQUITY/
                                  ADJUSTMENT      (DEFICIT)
                                  -----------   -------------
                                  DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
BALANCES -- MARCH 28, 1999......     $(23)        $127,397
Net loss........................                   (29,148)
Cash dividends ($0.09 per
  share)........................                      (774)
Currency translation
  adjustment....................      (42)             (42)
                                     ----         --------
BALANCES -- APRIL 2, 2000.......     $(65)        $ 97,433
Net loss........................                   (73,587)
Currency translation
  adjustment....................       (1)              (1)
Retirement of treasury stock....                   (40,618)
                                     ----         --------
BALANCES -- APRIL 1, 2001.......     $(66)        $(16,773)
Purchase 401(k) shares..........                        (5)
Issuance of warrants............                     2,381
Issuance of shares..............                       132
Net income......................                    27,002
Currency translation
  adjustment....................       76               76
                                     ----         --------
BALANCES -- MARCH 31, 2002......     $ 10         $ 12,813
                                     ====         ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FISCAL YEARS ENDED MARCH 31, 2002, APRIL 1, 2001, AND APRIL 2, 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                       IN THOUSANDS
Operating activities:
Net income (loss)...........................................  $ 27,002   $(73,587)  $(29,148)
Adjustments to reconcile net income (loss) to net cash
  Provided by operating activities:
  Extraordinary gain on debt refinancing....................   (25,008)        --         --
  Depreciation of property, plant and equipment.............       971      9,374     12,304
  Amortization of goodwill..................................     1,054      1,099      1,030
  Deferred income tax benefit...............................        --        (56)    (3,920)
  Provision for impairment..................................        --     28,240         --
  Loss (gain) on disposition of assets......................        34      2,752       (439)
  Changes in assets and liabilities, net of effects of
     acquisitions of businesses:
     Accounts receivable....................................     4,970     26,920     15,350
     Inventories, net.......................................     3,113     53,705     14,018
     Income tax receivable..................................    (1,820)        --         --
     Other current assets...................................      (233)     4,752        320
     Other assets...........................................       142      3,944         23
     Accounts payable.......................................    (4,775)    (9,527)    (7,342)
     Accrued liabilities....................................    (2,651)    (5,458)     1,041
     Other long-term liabilities............................      (745)        --         --
     Liabilities assumed by purchaser of adult bedding......     3,372         --         --
     Reclassification of current assets to held for sale....       (39)   (17,112)        --
                                                              --------   --------   --------
Net cash provided by operating activities...................     5,387     25,046      3,237
                                                              --------   --------   --------
Investing activities:
Capital expenditures........................................      (309)    (1,356)    (7,263)
Acquisitions, net of cash acquired..........................        --         --       (700)
Proceeds from disposition of assets.........................    18,216     25,591      1,496
Other.......................................................        76         (2)       (40)
                                                              --------   --------   --------
Net cash provided by (used for) investing activities........    17,983     24,233     (6,507)
                                                              --------   --------   --------
Financing activities:
Payment of long-term debt...................................   (63,769)   (33,348)    (7,243)
Long-term borrowing.........................................    39,773         --         --
Decrease in notes payable...................................        --       (579)    (3,414)
(Decrease) increase in advances from factor.................       299    (15,709)    15,410
Issuance of common stock....................................       127         --         --
Cash dividends..............................................        --         --       (774)
Other.......................................................        --       (508)        --
                                                              --------   --------   --------
Net cash (used for) provided by financing activities........   (23,570)   (50,144)     3,979
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........      (200)      (865)       709
Cash and cash equivalents at beginning of year..............       588      1,453        744
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $    388   $    588   $  1,453
                                                              --------   --------   --------
Supplemental cash flow information:
Income taxes (refunded) paid................................  $   (191)  $   (224)  $    147
Interest paid...............................................     7,801   $ 15,097   $ 13,186
Supplemental disclosure of non cash investing and financing
  activities
     Forgiveness of indebtedness............................  $ 25,008   $     --   $     --
     Issuance of warrants...................................  $  2,381   $     --   $     --
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FISCAL YEARS ENDED MARCH 31, 2002, APRIL 1, 2001 AND APRIL 2, 2000

NOTE 1 -- DESCRIPTION OF BUSINESS

     Crown Crafts, Inc. and its subsidiaries (collectively, the "Company") operate in the Infant Products segment within the Consumer Products industry. The Infant Products segment consists of infant bedding, bibs, infant soft goods and accessories. Sales are generally made directly to retailers, primarily mass merchants, large chain stores, gift stores and department and specialty stores.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     The Company's fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 52 weeks for fiscal years 2002 and 2001 and 53 weeks for fiscal year 2000.

     Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances, and disputes. The Company has a certain amount of discontinued and irregular raw materials and finished goods which necessitate the establishment of inventory reserves which are highly subjective. Actual results could differ from those estimates.

     Revenue Recognition: Sales are recorded when goods are shipped to customers, and are reported net of reserves for estimated returns and allowances in the consolidated statements of operations and comprehensive income (loss). Reserves for returns and allowances are estimated based on historical rates.

     Inventory Valuation: Inventories are valued at the lower of first-in, first-out, cost or market.

     Depreciation and Amortization: Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are 15 to 40 years for buildings, three to seven and one-half years for machinery and equipment, five years for data processing equipment, and eight years for furniture and fixtures. The cost of improvements to leased premises is amortized over the shorter of the estimated life of the improvement or the term of the lease.

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

     Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, is amortized using the straight-line method over periods of up to 30 years. The Company reviews the carrying values and useful lives of goodwill and other long-lived assets if the facts and circumstances suggest that their recoverability may have been impaired. Goodwill is stated net of

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
accumulated amortization of $6.3 million and $5.2 million at March 31, 2002 and April 1, 2001, respectively. The Company believes that no material impairment of goodwill or other long-lived assets exists at March 31, 2002.

     Foreign Currency Translation: The assets and liabilities of the Company's Mexican subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company's results of operations for fiscal years 2002, 2001 and 2000.

     Provisions for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets have been reduced by a valuation allowance, if necessary, in the amount of any tax benefits that based on available evidence, are not expected to be realized.

     Treasury Stock: In accordance with Georgia statutes and the Company's articles of incorporation, in fiscal 2001 treasury stock was retired and included in authorized but unissued shares.

     Stock-Based Compensation: The Company accounts for stock option grants using the intrinsic value method and only issues stock options that have an exercise price that is equal to or more than the fair value of the underlying shares at the date of grant. Accordingly, no compensation expense is recorded in the accompanying statements of operations and comprehensive income (loss) with respect to stock option grants.

     Segments and Related Information: In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires certain information to be reported about operating segments on a basis consistent with the Company's internal organizational structure. Management's analysis concluded that the Company operated in two operating segments, 1) adult home furnishings and juvenile products, and 2) infant products. Following the sale of the Adult Bedding division in July, 2001, the Company operates in only the infant products segment. Required disclosures have been made in Note 11.

     Net Income (Loss) Per Share: Net income (loss) per share is calculated in accordance with SFAS 128, Earnings per Share, which requires dual presentation of basic and diluted earnings (loss) per share on the face of the income statement for all entities with complex capital structures. Earnings (loss) per common share are based on the weighted average number of shares outstanding during the period. Basic and diluted weighted average shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. There was no difference between basic and diluted weighted average common shares outstanding for fiscal years 2001 and 2000. Common stock equivalents of 429,385 related to warrants held by the Company's lenders are excluded from the fiscal 2001 diluted loss per common share calculation because such are anti-dilutive.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

The following table sets forth the computation of basic and diluted net income
(loss) per common share for fiscal years 2002, 2001 and 2000.

                                                          2002         2001         2000
                                                        ---------   ----------   ----------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                  SHARE AMOUNTS)
Basic Net Income (Loss) per Share:
  Net Income (Loss)...................................   $27,002     $(73,587)    $(29,148)
  Weighted Average Number of Shares Outstanding.......     9,167        8,609        8,609
  Basic Net Income (Loss) per Share- before
     Extraordinary Gain...............................   $  0.22     $  (8.55)    $  (3.39)
                                                         =======     ========     ========
  Extraordinary gain per Basic Share..................   $  2.73     $     --     $     --
                                                         =======     ========     ========
  Basic Net Income (Loss) per Share- after
     Extraordinary Gain...............................   $  2.95     $  (8.55)    $  (3.39)
                                                         =======     ========     ========
Diluted Net Income (Loss) per Share:
  Net Income (Loss)...................................   $27,002     $(73,587)    $(29,148)
  Weighted Average Number of Shares Outstanding.......     9,167        8,609        8,609
  Effect of Dilutive Securities.......................    10,592           --           --
                                                         -------     --------     --------
  Average Shares - Diluted............................    19,759        8,609        8,609
                                                         -------     --------     --------
  Diluted Net Income (Loss) per Share before
     Extraordinary Gain...............................   $  0.10     $  (8.55)    $  (3.39)
                                                         =======     ========     ========
  Extraordinary Gain per Diluted Share................   $  1.27     $     --     $     --
                                                         =======     ========     ========
  Diluted Net Income (Loss) per Share after
     Extraordinary Gain...............................   $  1.37     $  (8.55)    $  (3.39)
                                                         =======     ========     ========

     Derivative Instruments and Hedging Activities: The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on April 2, 2001. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At March 31, 2002 and April 1, 2001 the Company had no derivative instruments.

     Recently Issued Accounting Standards: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the use of the pooling-of-interests method. The application of SFAS 141 did not affect any of the Company's previously reported amounts included in goodwill or other intangible assets. SFAS 142 requires that the amortization of goodwill cease prospectively upon adoption and instead, the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on April 1, 2002. Beginning in 2003, the Company expects to discontinue amortizing goodwill but will continue to amortize other long-lived intangible assets. At March 31, 2002, goodwill approximated $23.0 million. Goodwill amortization in 2002 was approximately $1.1 million, or $0.12 per basic share and $0.06 per dilutive share. The Company is currently evaluating the impact of the adoption of SFAS 142 on its consolidated

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
financial statements. In lieu of amortization, the Company will be required to perform an initial impairment review of its goodwill in 2003 and an impairment review thereafter at least annually. The Company expects to complete its initial impairment review prior to reporting its operating results for the first quarter of 2003.

     Additionally, in August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Although SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed (i.e., the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, SFAS 144 includes the basic provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can by clearly distinguished from the rest of the entity. The provisions of SFAS 144 generally are to be applied prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is currently evaluating the impact of the adoption of SFAS 144 on the Company's consolidated financial statements.

     Reclassifications: Certain prior year financial statement balances have been reclassified to conform with the current year's presentation.

NOTE 3 -- DISCONTINUANCE OF CERTAIN BUSINESSES

     During the first quarter of fiscal 2001, the Company sold surplus real property in North Carolina and Louisiana with net proceeds of $888,000 and a gain on sale of $466,000.

     The Company completed the sale of the Wovens division on November 14, 2000 with proceeds of approximately $36.6 million (before selling expenses) compared to a book value of $42.2 million. The Wovens division had annual sales of approximately $61.4 million and $82.0 million in fiscal 2001 and 2000, respectively, and was included in the adult home furnishing and juvenile products segment. The Wovens division included the throws and decorative home accessories product group and part of the bedroom products group. The disposal was made as part of a plan to reduce debt and restructure the Company's operations. Included in the sale were inventory, buildings, machinery and equipment at sites in Calhoun, Dalton and Chatsworth, Georgia; Blowing Rock, North Carolina; and Manchester, New Hampshire. Details of the loss on sale are as follows:

                                                               $ MILLION
                                                               ---------
Write-down of inventory to net realizable value.............     $2.9
Loss on sale of property, plant and equipment...............      2.7
Selling and other expenses..................................      3.8
                                                                 ----
          Total loss........................................     $9.4
                                                                 ====

     The write-down of inventory of approximately $2.9 million was included in cost of products sold. The loss on sale of property, plant and equipment and selling and other expenses were included in loss on disposition of assets. Selling and other expenses included costs for investment bankers, lawyers, and a special key employee retention program.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     On June 14, 2001, the Company completed the sale of the Timberlake, North Carolina plant. Proceeds of $8.0 million were used to reduce debt. On July 17, 2001, the Roxboro, North Carolina outlet store was sold and the proceeds of $500,000 were used to reduce debt.

     As part of the plan to reduce debt and restore profitability, the Company made a decision to exit the Adult Bedding and Bath business and its net assets related to that business of $12.4 million were sold effective July 23, 2001. Proceeds of the sale were $8.5 million cash plus the assumption of liabilities of $3.4 million as well as the assumption of certain contingent liabilities. Cash from the sale was used to reduce debt.

NOTE 4 -- INVENTORIES

     Major classes of inventory were as follows:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)}
Raw materials and supplies..................................  $ 4,567   $ 3,501
Work in process.............................................    1,280     1,545
Finished goods..............................................   10,604    14,518
                                                              -------   -------
                                                              $16,451   $19,564
                                                              =======   =======

     Inventory is net of reserves for inventories classified as irregular or discontinued of $2.2 million in both fiscal 2002 and 2001.

NOTE 5 -- FINANCING ARRANGEMENTS

     Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of operations, were $761,000, $2.2 million, and $2.8 million, respectively, in 2002, 2001, and 2000. Factor advances were at $0 at both March 31, 2002 and April 1, 2001.

     Notes Payable and Other Credit Facilities: At March 31, 2002 and April 1, 2001, long term debt consisted of:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Bank credit lines...........................................  $    --   $30,249
Promissory notes............................................   38,000    31,417
Floating rate revolving credit facilities...................    5,542    30,000
Original issue discount.....................................   (3,769)       --
                                                              -------   -------
                                                               39,773    91,666
Less current maturities.....................................    3,000    44,016
                                                              -------   -------
                                                              $36,773   $47,650
                                                              =======   =======

     At April 1, 2001, the Company had committed lines of credit totaling $30.2 million with two banks at a floating rate of interest which at April 1, 2000 was 12.0%. No fees or compensating balances were required under those arrangements, and the lines were fully drawn at April 1, 2001. Annual average borrowings and

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
weighted average interest rates under those arrangements were $43.5 million at 11.89% in 2001 and $52.9 million at 8.95% in 2000. The facilities were secured by substantially all of the Company's assets.

     On July 23, 2001 the Company completed a refinancing of its debt. The new credit facilities include the following:

     Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit, $14.0 million drawn at closing. The interest rate is prime plus 1.00% (5.75% at March 31, 2002) for base rate borrowings and LIBOR plus 2.75% (4.65% at March 31, 2002) for Euro-dollar borrowings. The maturity date is June 30, 2004. The facility is secured by a first lien on all assets. The balance at March 31, 2002 was $5.5 million. The Company had $6.3 million available at March 31, 2002.

     Senior Notes of $14 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. A minimum principal payment of $250,000 was paid on April 1, 2002 and minimum principal payments of $500,000 are due at the end of each calendar quarter thereafter. In the event that required debt service exceeds 70% of free cash flow (EBITDA less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 70% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 70% of free cash flow.

     Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% will be amortized over the life of the notes. The remaining balance of $3.8 million is included in the Consolidated Balance Sheet as of March 31, 2002.

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

     Minimum annual maturities adjusted to reflect the July 23, 2001 refinancing are as follows: (in thousands)

FISCAL                                        REVOLVER   SENIOR NOTES   SUB NOTES    TOTAL
------                                        --------   ------------   ---------   -------
2003........................................               $ 3,000                  $ 3,000
2004........................................               $ 3,000                  $ 3,000
2005........................................   $5,542      $ 2,000                  $ 7,542
2006........................................               $ 2,500                  $ 2,500
2007........................................               $ 3,500                  $ 3,500
2008........................................                             $24,000*   $24,000
                                               ------      -------       -------    -------
Total.......................................   $5,542      $14,000       $24,000    $43,542
                                               ======      =======       =======    =======

---------------

* Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

     As part of the refinancing, the Company issued to the lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
price of 11.3 cents per share. The warrants are non-callable and expire in six years. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid-in capital in the second quarter of fiscal 2002. The dilutive effect of these warrants on earnings per share for the 12 months ended March 31, 2002 was $0.11 per share before extraordinary gain and $1.43 after extraordinary gain. Also in the second quarter of fiscal 2002, the Company recognized an extraordinary gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.

     Below is a comparison of the April 1, 2001 balance sheet with the pro forma impact of the refinancing and the disposition of the Adult Bedding and Bath business:

                            CONDENSED BALANCE SHEET

                                                                                PRO FORMA
                                                              APRIL 1, 2001   APRIL 1, 2001
                                                              -------------   -------------
                                                                       IN MILLIONS
Current assets..............................................     $ 40.7           $42.5
Assets held for sale........................................       21.7              --
Fixed assets, net...........................................        3.9             3.9
Other assets................................................       24.4            24.4
                                                                 ------           -----
Total assets................................................     $ 90.7           $70.8
                                                                 ======           =====
Accounts payable............................................     $  8.5           $ 6.0
Accrued liabilities.........................................        6.5             6.2
Current maturities of long term debt........................       44.0             0.3
                                                                 ------           -----
Total current liabilities...................................       59.0            12.5
Long term debt..............................................       47.7            47.7
Other liabilities...........................................        0.8              --
Shareholders' deficit.......................................      (16.8)           10.6
                                                                 ------           -----
Total liabilities and shareholders' deficit.................     $ 90.7           $70.8
                                                                 ======           =====

NOTE 6 -- INCOME TAXES

     The (benefits) provisions for income taxes are summarized as follows:

                                                              2002     2001    2000
                                                             -------   ----   -------
                                                                  (IN THOUSANDS)
Current:
  Federal..................................................  $(1,820)  $ 64   $  (362)
  State and local..........................................      (60)   (31)      235
                                                             -------   ----   -------
Total current..............................................   (1,880)    33      (127)
                                                             -------   ----   -------
Deferred:
  Federal..................................................       --     --    (3,264)
  State and local..........................................       --    (56)     (656)
                                                             -------   ----   -------
Total deferred.............................................       --    (56)   (3,920)
                                                             -------   ----   -------
Total benefit..............................................  $(1,880)  $(23)  $(4,047)
                                                             =======   ====   =======

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

                                                               2002       2001
                                                              -------   --------
                                                                (IN THOUSANDS)
Gross deferred income tax liabilities:
Property, plant and equipment...............................  $    35   $  4,196
Other.......................................................      331        482
                                                              -------   --------
Total gross deferred income tax liabilities.................      366     (4,678)
                                                              -------   --------
Gross deferred income tax assets:
Employee benefit accruals...................................      587        859
Accounts receivable reserves................................    1,292        486
Net operating loss carryforward.............................    6,411     22,115
Accrued losses..............................................    1,840     17,469
Other.......................................................       63        496
                                                              -------   --------
Total gross deferred income tax assets......................   10,193     41,425
                                                              -------   --------
Deferred tax asset valuation allowance......................   (9,851)   (36,771)
                                                              -------   --------
Net deferred income tax liability...........................  $    24   $     24
                                                              =======   ========

     As of March 31, 2002, the Company has federal income tax net operating loss carryforwards totaling $16.9 million which begin expiring in the year ending March 2020.

     The following reconciles the income tax benefit at the U.S. federal income tax statutory rate to that in the financial statements:

                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Statutory rate.......................................  $     39   $(25,027)  $(11,389)
Nondeductible amortization of goodwill...............       284        286        275
State income taxes, net of Federal income tax
  benefit............................................        39     (2,637)      (277)
Valuation allowance..................................   (17,417)    26,334      7,724
Disposition of subsidiary............................    14,590         --         --
Other................................................       585      1,021       (380)
                                                       --------   --------   --------
Income tax benefit...................................  $ (1,880)  $    (23)  $ (4,047)
                                                       ========   ========   ========

NOTE 7 -- RETIREMENT PLANS

     The Company maintained an Employee Stock Ownership Plan, which provided for annual contributions by the Company at the discretion of the Board of Directors for the benefit of eligible employees. Contributions could be made either in cash or in shares of the Company's common stock. Participation in the plan was open to all Company employees who were at least twenty-one years of age and who had been employed by the Company for at least one year. The Company recognized expense of $76,000, and $50,000, respectively, for its cash contributions to the plan in fiscal 2001 and 2000. Effective April 1, 2001, the Employee Stock Ownership Plan was terminated.

     Effective January 1, 1996, the Company established an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Under the plan, employees generally may elect to exclude up to 15% of their compensation from amounts subject to income tax as a salary deferral

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
contribution. The Board of Directors determines each calendar year the portion, if any, of employee contributions that will be matched by the Company. Beginning in calendar 1998, the Company has made or will make a matching contribution to each employee in an amount equal to 100% of the first 2% and 50% of the next 1% contributed by the employee. The Company's matching contribution to the plan including the utilization of forfeitures was approximately $186,000, $553,000, and $814,000, respectively, for fiscal 2002, 2001, and 2000.

NOTE 8 -- STOCK OPTIONS

     The Company accounts for its stock option plans using the intrinsic value method established by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation cost has been recognized in the Company's financial statements for its stock based compensation plans. The Company complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation", which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options using the fair value method of that statement.

     The Company's 1976 and 1995 Stock Option Plans provide for the grant of non-qualified stock options to officers and key employees at prices no less than the market price of the stock on the date of each grant. In addition, the 1995 Stock Option Plan provides for the grant of incentive stock options to employees and a fixed annual grant of 2,000 non-qualified stock options to each non-employee director on the day after each year's annual meeting of shareholders. Through April 1, 2001, non-qualified options covering a total of 54,000 shares had been issued to non-employee directors and no incentive options had been issued. Effective with the sale of the Adult Bedding division in July, 2001, these options were canceled. During fiscal year 2002, 14,000 non-qualified options were issued to non-employee directors. One-third of the non-qualified options become exercisable on each of the first three anniversaries of their issuances and the options expire on the fifth anniversary of their issuance.

     A total of 5,955,000 shares of common stock have been authorized for issuance under the plans. At March 31, 2002, 2,578,141 options were reserved for future issuance. The options outstanding at March 31, 2002 expire through July 23, 2011, have a weighted average remaining contractual life of 6.46 years, and include 194,250 options exercisable at March 31, 2002 with a weighted average exercise price of $4.47.

     The following table summarizes stock option activity during each of the most recent three fiscal years:

                                                                                  WEIGHTED
                                                 NUMBER OF    EXERCISE PRICE      AVERAGE
                                                   SHARES       PER SHARE      EXERCISE PRICE
                                                 ----------   --------------   --------------
Options outstanding, March 28, 1999............   1,914,191    5.50 - 21.31         9.77
Options granted................................     569,600    2.31 -  5.88         2.44
Options canceled...............................    (312,718)   2.31 - 21.31         9.09
                                                 ----------
Options outstanding, April 2, 2000.............   2,171,073    2.31 - 18.75         7.96
Options granted................................     487,162    0.47 -  2.00         1.17
Options canceled...............................  (1,321,274)   1.06 - 15.75         7.05
                                                 ----------
Options outstanding, April 1, 2001.............   1,336,961    0.47 - 18.75         6.37
Options granted................................      63,750    0.18 -  0.41         0.23
Options canceled...............................  (1,142,611)   0.47 - 18.75         6.69
                                                 ----------
Options outstanding, March 31, 2002............     258,100    0.18 - 17.50         3.42
                                                 ==========

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding and exercisable at March 31, 2002 by range of exercise price:

                                WEIGHTED AVG.   WEIGHTED AVG.                  WEIGHTED AVG.
     RANGE         NUMBER OF      REMAINING     EXERCISE PRICE    NUMBER OF    EXERCISE PRICE
  OF EXERCISE       OPTIONS      CONTRACTUAL      OF OPTIONS       SHARES        OF SHARES
    PRICES        OUTSTANDING       LIFE         OUTSTANDING     EXERCISABLE    EXERCISABLE
---------------   -----------   -------------   --------------   -----------   --------------
$ 0.18 - $ 1.06     118,750      8.28 years         $ 0.62          55,000         $ 1.06
  1.18 -   8.06     108,850      6.13 years           3.61         108,750           3.61
 11.75 -  17.50      30,500      0.52 years          13.70          30,500          13.70
                    -------                                        -------
                    258,100                                        194,250
                    =======                                        =======

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

     The weighted-average grant-date fair value of options granted in 2002, 2001, and 2000, respectively, was $0.23, $0.56, and $2.44 per share. For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. The following table summarizes the assumptions used to value options. Had compensation cost for the Company's stock option grants been determined and recorded as expense at the grant dates ($74,000, $565,000, and $303,000 for fiscal years 2002, 2001, and
2000, respectively), the Company's pro forma net income (loss) and income (loss) per share would have been as follows:

                                                           2002         2001          2000
                                                        ----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss).....................................   $26,928      $(74,152)     $(29,451)
Basic net income (loss) per share.....................      2.94         (8.61)        (3.42)
Diluted net income (loss) per share...................      1.00         (8.61)        (3.42)

                                                           2002         2001          2000
                                                        ----------   -----------   -----------
                                                        (IN PERCENTAGES, EXCEPT EXPECTED LIFE)
Dividend yield........................................        --            --          1.59
Expected volatility...................................        50            50            32
Risk free interest rate...............................       2.5           6.1           5.4
Expected life, years..................................       6.5           4.4           4.0

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTE 9 -- MAJOR CUSTOMERS

     The table below indicates customers representing more than 10% of sales.

                                                                 FISCAL YEAR:
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Toys R Us...................................................   26%    13%    11%
Wal-Mart Stores, Inc........................................   22%    16%    13%
Federated Department Stores.................................    *     14%    14%
Target Corporation..........................................    *      *     11%

---------------

* Less than 10%.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     Lease Commitments: At March 31, 2002, the Company's minimum annual rentals under noncancelable operating leases, principally for warehousing and office facilities, were as follows:

                        FISCAL YEAR:                          (IN THOUSANDS)
                        ------------                          --------------
2003........................................................      $1,934
2004........................................................       1,685
2005........................................................         688
2006........................................................         258
2007........................................................         250
Thereafter..................................................       1,223
                                                                  ------
                                                                  $6,038
                                                                  ======

     Total rent expense was $2.3 million, $4.5 million, and $6.5 million, respectively, for the years ended March 31, 2002, April 1, 2001, and April 2, 2000.

     Certain of the Company's products are manufactured and sold pursuant to license arrangements that include, among others, Disney(R). The licensing agreements for the Company's designer brands generally are for a term at inception of one to six years, and may or may not be subject to renewal or extension. At March 31, 2002, the Company's minimum royalty guarantees were as follows:

                        FISCAL YEAR:
                        ------------
2003........................................................   $230,000
2004........................................................     20,000
                                                               --------
                                                               $250,000
                                                               ========

     The Company's total royalty expense, net of royalty income, was $7.5 million, $14.4 million, and $15.8 million, for fiscal 2002, 2001, and 2000, respectively.

NOTE 11 -- SEGMENT AND RELATED INFORMATION

     The Company's principal segments include 1) adult home furnishing and juvenile products and 2) infant products. The adult home furnishing and juvenile products segment consists of bedroom and bath products (adult comforters, sheets and towels), throws and juvenile products (primarily Pillow Buddies(R)). The infant products segment consists of infant bedding, bibs, and infant soft goods. The Company tracks revenues and

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
operating profit information for these two business segments. After the sale of the Adult Bedding division in July, 2002, the Company is primarily in the infant products segment.

     The Company's manufacturing and distribution operations were also divided into adult home furnishing and juvenile and infant products. The Company's facilities in North Carolina (sold July, 2001) and Kentucky support adult home furnishing and juvenile products. The Company's facilities in Louisiana, California and Mexico support infant products. Assets, capital expenditures, depreciation and amortization are tracked for adult home furnishing and juvenile products as a whole and for infant products.

     Financial information attributable to the Company's business segments for the years ended March 31, 2002, April 1, 2001, and April 2, 2000, is as follows (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
NET SALES:
Adult home furnishing and juvenile products..........  $ 28,020   $150,652   $217,998
                                                       --------   --------   --------
Infant products......................................    89,571     96,863    101,895
                                                       --------   --------   --------
                                                       $117,591   $247,515   $319,893
                                                       ========   ========   ========
INCOME (LOSS) FROM OPERATIONS:
Adult home furnishing and juvenile products..........  $ (2,583)  $(62,671)  $(21,477)
                                                       --------   --------   --------
Infant products......................................     7,605      3,116      1,919
                                                       --------   --------   --------
                                                       $  5,022   $(59,555)  $(19,558)
                                                       ========   ========   ========
ASSETS:
Adult home furnishing and juvenile products..........  $  4,113   $ 30,436   $143,592
                                                       --------   --------   --------
Infant products......................................    56,087     60,242     71,412
                                                       --------   --------   --------
                                                       $ 60,200   $ 90,678   $215,004
                                                       ========   ========   ========
CAPITAL EXPENDITURES:
Adult home furnishing and juvenile products..........  $     --   $    949   $  6,692
                                                       --------   --------   --------
Infant products......................................       309        407      1,271
                                                       --------   --------   --------
                                                       $    309   $  1,356   $  7,963
                                                       ========   ========   ========
DEPRECIATION AND AMORTIZATION:
Adult home furnishing and juvenile products..........  $    263   $  8,583   $ 11,473
                                                       --------   --------   --------
Infant products......................................     1,762      1,890      1,861
                                                       --------   --------   --------
                                                       $  2,025   $ 10,473   $ 13,334
                                                       ========   ========   ========

     The key features used by decision makers are the level of operating income relative to revenues and assets. In addition, EBITDA is used as a key management tool.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     Revenues for individual product groups within these business segments are summarized below.

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Bedroom and bath products...................................  $ 19,937   $ 90,500   $135,600
Throws......................................................     3,192     55,300     71,300
Infant and juvenile products................................    94,463    101,600    112,900
Other revenues..............................................        --        115         93
                                                              --------   --------   --------
                                                              $117,591   $247,515   $319,893
                                                              ========   ========   ========

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                    SELECTED QUARTERLY FINANCIAL INFORMATION

UNAUDITED QUARTERLY FINANCIAL INFORMATION
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                               FIRST      SECOND     THIRD      FOURTH
                                              QUARTER    QUARTER    QUARTER   QUARTER(3)
                                              --------   --------   -------   ----------
FISCAL YEAR ENDED MARCH 31, 2002:
Net sales...................................  $ 38,699   $ 31,338   $23,869    $ 23,685
Gross profit................................     7,524      7,734     5,241       5,429
Net income (loss) before extraordinary gain
  (1).......................................    (2,859)     2,111       736       2,006
Net income (loss)...........................    (2,859)    27,119       736       2,006
Basic net income (loss) per share before
  extraordinary gain........................     (0.32)      0.23      0.08        0.21
Basic net income (loss) per share...........     (0.32)      2.94      0.08        0.21
Diluted net income (loss) per share before
  extraordinary gain........................     (0.32)      0.09      0.03        0.10
Diluted net income (loss) per share.........     (0.32)      1.21      0.03        0.10

FISCAL YEAR ENDED APRIL 1, 2001:
Net sales...................................  $ 58,194   $ 82,175   $67,064    $ 40,082
Gross profit................................     4,447     10,180    11,743      (7,828)
Net loss (2)................................   (10,886)   (11,408)   (5,872)    (45,421)
Basic net loss per share (2)................     (1.26)     (1.33)    (0.68)      (5.28)
Diluted net loss per share (2)..............     (1.26)     (1.33)    (0.68)      (5.28)

---------------

(1) In fiscal year 2002, the Company recorded an extraordinary gain of $25 million related to the restructuring of debt on July 23, 2001 as discussed in Note 5, Financing Arrangements.

(2) Net loss, basic net loss per share and diluted net loss per share for the fourth quarter of the fiscal year ended April 1, 2001 were increased by $24.2 million, $2.81 and $2.81, respectively, as a result of the provision for impairment and loss on sale of inventory related to the Adult Bedding and Bath business. Further, net loss, basic net loss and diluted net loss per share for the fourth quarter of the fiscal year ended April 1, 2001 were increased by $12.4 million, $1.44 and $1.44, respectively, due to a provision for impairment on abandoned computer systems.

(3) The Company recorded an income tax receivable related to changes in the income tax law of $1.8 million in the fourth quarter of 2002.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 2.1       --  Merger Agreement dated as of October 8, 1995 between and among Registrant and CC Acquisition Corp, and Neal Fohrman and Stanley Glickman and The Red Calliope and Associates,
               Inc.(5)
 2.2       --  Merger Agreement dated as of July 23, 2001 by and among the
               Company, CCDI, Buyer and Merger Sub (the "Merger
               Agreement").(9)
 3.1       --  Second Amended and Restated Articles of Incorporation of the
               Company.(9)
 3.2       --  Bylaws of Registrant.(1)
 3.3       --  Amendments to Bylaws dated March 23, 2001.(8)
 4.1       --  Instruments defining the rights of security holders are contained in the Restated Articles of Incorporation of
               Registrant, and Article I of the Restated Bylaws of
               Registrant.(1)
 4.2       --  Form of Rights Agreement dated as of August 11, 1995 between the Registrant and Trust Company Bank, including Form of
               Right Certificate and Summary of Rights to Purchase Common
               Shares.(2)
 4.3       --  Form of Registration Rights Agreement entered into in
               connection with the Subordinated Note and Warrant Purchase
               Agreement dated as of July 23, 2001 by and among the Company and the Lenders (the "Sub Debt Agreement")(included as
               Exhibit C to the Sub Debt Agreement).(9)
10.1       --  Crown Crafts, Inc. Non-Qualified Stock Option Plan.(4)
10.2       --  Philip Bernstein Death Benefits Agreement dated March 30,
               1992.(3)
10.3       --  Description of Crown Crafts, Inc. Executive Incentive Bonus
               Plan.(3)
10.4       --  Crown Crafts, Inc. 1995 Stock Option Plan.(1)
10.5       --  Form of Nonstatutory Stock Option Agreement (pursuant to
               1995 Stock Option Plan).(1)
10.6       --  Form of Nonstatutory Stock Option Agreement for Nonemployee
               Directors (pursuant to 1995 Stock Option Plan).(1)
10.7       --  Employment Agreement dated as of July 23, 2001 by and
               between the Company and E. Randall Chestnut.(9)
10.8       --  Employment Agreement dated as of July 23, 2001 by and
               between the Company and Amy Vidrine Samson.(9)
10.9       --  Form of Restricted Stock Agreement entered into in
               connection with the Merger Agreement.(9)
10.10      --  Credit Agreement dated as of July 23, 2001 by and among the
               Borrowers, Wachovia, as Agent, and the Lenders (the "Credit
               Agreement").(9)
10.11      --  Form of Revolving Note issued in connection with the Credit
               Agreement (included as Exhibit A-1 to the Credit
               Agreement).(9)
10.12      --  Form of Term Note issued in connection with the Credit
               Agreement (included as Exhibit A-2 to the Credit
               Agreement).(9)
10.13      --  Form of Domestic Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit N to the Credit Agreement).(9)
10.14      --  Form of Foreign Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit T to the Credit Agreement).(9)
10.15      --  Mortgage, Security Agreement and Fixture Financing Statement
               dated September 22, 1999 from Churchill Weavers, Inc.
               ("Churchill") to Wachovia, as Collateral Agent for the
               Lenders, as amended by that First Amendment to Mortgage,
               Security Agreement and Fixture Financing Statement dated
               July 23, 2001, entered into in connection with the Credit
               Agreement.(9)
10.16      --  Sub Debt Agreement.(9)
10.17      --  Form of Note issued in connection with the Sub Debt
               Agreement (included as Exhibit A-1 to the Sub Debt
               Agreement).(9)
10.18      --  Form of Warrant issued in connection with the Sub Debt
               Agreement (included as Exhibit B to the Sub Debt
               Agreement).(9)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.19      --  Form of Domestic Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit
               D to the Sub Debt Agreement).(9)
10.20      --  Form of Foreign Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit
               E to the Sub Debt Agreement).(9)
10.21      --  Form of Security Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit F to the Sub
               Debt Agreement).(9)
10.22      --  Mortgage, Security Agreement and Fixture Financing Statement
               dated July 23, 2001 from Churchill to Wachovia, as
               Collateral Agent for the Lenders, entered into in connection with the Sub Debt Agreement.(9)
10.23      --  Amended and Restated Security Agreement dated as of July 23,
               2001 by and among the Borrowers and Wachovia, as Collateral
               Agent for the Lenders, entered into in connection with the
               Credit Agreement.(9)
10.24      --  Form of Non-Competition and Non-Disclosure Agreement entered into in connection with the Merger Agreement (included as
               Exhibit E to the Merger Agreement).(9)
10.25      --  License Agreement dated January 1, 1998 between Disney
               Enterprises, Inc. as Licensor and Crown Crafts, Inc. as
               Licensee(6)
10.26      --  License Agreement dated May 11, 1998 between Calvin Klein,
               Inc. as Licensor, Crown Crafts Designer, Inc. (a
               wholly-owned subsidiary of the Registrant through July 23,
               2001), and Crown Crafts, Inc. as Guarantor.(6)
10.27      --  Crown Crafts, Inc. Key Employee Retention Payment Trust
               Agreement dated as of November 14, 2000 between the Company and Branch Banking & Trust Co.(10)
21         --  Subsidiaries of the Registrant(11)
23         --  Consent of Deloitte & Touche LLP(11)

---------------

 (1) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1995.

 (2) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated August 22, 1995.

 (3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1993.

 (4) Incorporated herein by reference to Registrant's Registration Statement on Form S-8, filed April 8, 1994. (Reg. No. 33-77558).

 (5) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated November 13, 1995.

 (6) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

 (7) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated August 4, 1999.

 (8) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 2001.

 (9) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated July 23, 2001.

(10) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(11) Filed herewith.