Form 10-Q
period 2002-06-30
CROWN CRAFTS INC
filed 2002-08-14
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

              916 South Burnside Avenue, Gonzales, Louisiana 70737
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (225) 647-9100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

         The number of shares of common stock, $1.00 par value, of the Registrant outstanding as of June 30, 2002 was 9,421,437.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 2002 (unaudited) and March 31, 2002

                                                                                     June 30,    March 31,
dollar amounts in thousands                                                           2002         2002
                                                                                   ----------   ----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                          $      458   $      388
Accounts receivable (net of allowances of $1,954 at June 30, 2002 and $1,841 at March 31, 2002):
      Due from factor                                                                   8,189       11,549
      Other                                                                             1,257          983
Inventories, net                                                                       17,600       16,451
Income tax receivable                                                                   1,816        1,820
Other current assets                                                                    1,690        2,466
                                                                                   ----------   ----------
Total current assets                                                                   31,010       33,657
                                                                                   ----------   ----------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
Land, buildings and improvements                                                        2,761        2,863
Machinery and equipment                                                                 3,990        3,915
Furniture and fixtures                                                                    687          617
                                                                                   ----------   ----------
                                                                                        7,438        7,395
Less accumulated depreciation                                                           4,210        4,065
                                                                                   ----------   ----------
Property, plant and equipment - net                                                     3,228        3,330
                                                                                   ----------   ----------
OTHER ASSETS:
Goodwill (net of amortization of $6,261 at June 30, 2002 and March 31, 2002)           23,034       23,034
Other                                                                                     387          179
                                                                                   ----------   ----------
Total other assets                                                                     23,421       23,213
                                                                                   ----------   ----------
TOTAL ASSETS                                                                       $   57,659   $   60,200
                                                                                   ==========   ==========


       See notes to unaudited interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                  June 30, 2002 (unaudited) and March 31, 2002

                                                                                          June 30,        March 31,
dollar amounts in thousands                                                                 2002            2002
                                                                                        ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                        $      2,901    $      3,695
Accrued wages and benefits                                                                       866           1,459
Accrued royalties                                                                              1,122           1,015
Other accrued liabilities                                                                      1,194           1,421
Current maturities of long-term debt                                                           3,263           3,000
                                                                                        ------------    ------------
Total current liabilities                                                                      9,346          10,590
                                                                                        ------------    ------------
NON-CURRENT LIABILITIES:
Long-term debt                                                                                36,203          36,773
Deferred income taxes                                                                             24              24
                                                                                        ------------    ------------
Total non-current liabilities                                                                 36,227          36,797
                                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES                                                                     --              --
                                                                                        ------------    ------------
SHAREHOLDERS' EQUITY:
Common stock - par value $1.00 per share, 50,000,000 shares authorized
   Outstanding: 9,421,437 at June 30, 2002 and March 31, 2002                                  9,421           9,421
Additional paid-in capital
Accumulated deficit                                                                          (26,168)        (25,475)
Cumulative currency translation adjustment                                                       (24)             10
                                                                                        ------------    ------------
Total shareholders' equity                                                                    12,086          12,813
                                                                                        ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $     57,659    $     60,200
                                                                                        ============    ============

       See notes to unaudited interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
           For the Three Months ended June 30, 2002 and July 1, 2001
                                  (UNAUDITED)


                                                                  THREE MONTHS ENDED
amounts in thousands, except per                             June 30,           July 1,
      share amounts                                            2002              2001
                                                           -------------    -------------
Net sales                                                  $      17,928    $      38,699
Cost of products sold                                             14,309           31,175
                                                           -------------    -------------
Gross profit                                                       3,619            7,524
Marketing and administrative expenses                              3,160            7,968
Gain on disposition of assets                                         --             (370)
                                                           -------------    -------------
Income (loss) from operations                                        459              (74)
Other income (expense):
      Interest expense                                            (1,173)          (3,300)
      Other - net                                                     43              557
                                                           -------------    -------------
(Loss) before income taxes                                          (671)          (2,817)
Income tax expense                                                    22               42
                                                           -------------    -------------
Net (loss)                                                          (693)          (2,859)
                                                           -------------    -------------
Other comprehensive (loss), net of tax:
       Foreign currency translation adjustment                       (34)             136
                                                           -------------    -------------
Comprehensive (loss)                                       $        (727)   $      (2,723)
                                                           -------------    -------------

Basic (loss) per share                                     $       (0.07)   $       (0.32)
                                                           -------------    -------------

Diluted (loss) per share                                   $       (0.07)   $       (0.32)
                                                           -------------    -------------

Weighted average shares outstanding - basic                        9,421            8,605
                                                           -------------    -------------

Weighted average shares outstanding - diluted                      9,421            8,605
                                                           =============    =============

       See notes to unaudited interim consolidated financial statements.

                      Crown Crafts, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months ended June 30, 2002 and July 1, 2001
                                  (UNAUDITED)

                                                                      June 30,        July 1,
in thousands                                                           2002            2001
                                                                   ------------    ------------
OPERATING ACTIVITIES:
Net (loss)                                                         $       (693)   $     (2,859)
Adjustments to reconcile net (loss) to net cash provided by
     (used for) operating activities:
     Depreciation of property, plant and equipment                          243             242
     Amortization of goodwill                                                --             264
     Gain on sale of property, plant, and equipment                          --            (802)
     Changes in assets and liabilities
          Accounts receivable                                             3,085           3,546
          Inventories, net                                               (1,149)           (914)
          Other current assets                                              777             430
          Other assets                                                     (208)           (752)
          Accounts payable                                                 (793)         (2,024)
          Accrued liabilities                                              (710)         (2,253)
          Assets held for sale                                               --             464
                                                                   ------------    ------------
Net cash provided by (used for) operating activities                        552          (4,658)
                                                                   ------------    ------------
INVESTING ACTIVITIES:
Capital expenditures                                                       (141)            (50)
Proceeds from disposition of assets                                          --           9,201
Other                                                                       (34)            (93)
                                                                   ------------    ------------
Net cash (used for) provided by investing activities                       (175)          9,058
                                                                   ------------    ------------
FINANCING ACTIVITIES:
Net change in long term borrowing                                          (307)         (7,856)
Increase in advances from factor                                             --           2,970
Stock repurchased                                                            --              (4)
                                                                   ------------    ------------
Net cash (used for) financing activities                                   (307)         (4,890)
                                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         70            (490)
Cash and cash equivalents at beginning of period                            388           1,096
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $        458    $        606
                                                                   ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                  $         54    $        112
Interest paid                                                               869           3,707
Disposition of escrow account                                                --             514

       See notes to unaudited interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the "Company") as of June 30, 2002 and the results of its operations and its cash flows for the three-month periods ended June 30, 2002 and July 1, 2001. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended March 31, 2002 of the Company.

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

         Recently Issued Accounting Standards: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the use of the pooling-of-interests method. The application of SFAS 141 did not affect any of the Company's previously reported amounts included in goodwill or other intangible assets. SFAS 142 requires that the amortization of goodwill cease prospectively upon adoption and instead, the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on April 1, 2002. Beginning in fiscal 2003, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. The Company has performed a transitional fair value based impairment test on its goodwill in accordance with SFAS 142 and has determined that the fair value exceeded the recorded value at April 1, 2002. Following is a reconciliation of previously reported net loss and basic and diluted net loss per share to the amounts that would have been reported if SFAS 142 had been effective as of April 2, 2001 and the amortization of goodwill had been discontinued as of that date.

                                                      Three Months Ended
                                                    June 30,         July 1,
                                                      2002             2001
                                                 ------------    ------------
Reported net loss                                $       (693)   $     (2,859)
Goodwill amortization                                      --             264
                                                 ------------    ------------
Adjusted net loss                                $       (693)   $     (2,595)
                                                 ============    ============

Basic loss per share:
     Reported net loss                           $      (0.07)   $      (0.32)
     Goodwill amortization                                 --            0.02
                                                 ------------    ------------
     Adjusted net loss                           $      (0.07)   $      (0.30)
                                                 ============    ============

Diluted loss per share:
     Reported net loss                           $      (0.07)   $      (0.32)
     Goodwill amortization                                 --            0.02
                                                 ------------    ------------
     Adjusted net loss                           $      (0.07)   $      (0.30)
                                                 ============    ============

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Although SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains most of the concepts of that standard, except that it eliminates the requirement that goodwill be allocated to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed of (i.e., the depreciable life should be revised until the asset is actually abandoned or exchanged). Also, SFAS 144 includes the basic provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and was implemented by the Company on April 1, 2002. The adoption of SFAS 144 did not have a significant effect on the Company's financial statements on the date of adoption.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 provides, among other things, that gains on the extinguishments of debt will generally no longer be classified as extraordinary items in the statements of operations. It also provides that gains on extinguishments be reclassified in prior years financial statements presented for comparative purposes. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company expects to early adopt SFAS 145 effective
         July 1, 2002. The adoption of SFAS 145 will require that a gain on debt refinancing of $25,008,000 realized in the second quarter of fiscal 2002 be reclassified into income before extraordinary items.

         In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for fiscal periods after December 31, 2002. SFAS 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company is presently reviewing this statement and plans to adopt it as of its effective date and will implement its provisions on a prospective basis.

         Reclassifications: Certain prior period financial statement balances have been reclassified to conform to the current period's presentation.

2. Segment and Related Information: In 1999, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. At the date of adoption, the Company's principal segments included adult home furnishing and juvenile products, consisting of bedroom and bath products (adult comforters, sheets and towels), throws and juvenile products (primarily Pillow Buddies(R)). An additional segment was infant products, consisting of infant bedding, bibs, and infant soft goods. Following the sale of the Adult Bedding and Bath business as of July 23, 2001 as described in Note 4 below, the Company is primarily in the infant and juvenile products business.

         Financial information attributable to the Company's business segments for the three months ended June 30, 2002 and July 1, 2001 was as follows (in thousands):


                                                THREE MONTHS ENDED
                                              June 30,       July 1,
Net Sales                                      2002           2001
                                           ------------   ------------
Adult home furnishing products             $        531   $     18,651
Infant & juvenile products                       17,397         20,048
                                           ------------   ------------
Total                                      $     17,928   $     38,699
                                           ============   ============

                                                THREE MONTHS ENDED
                                              June 30,       July 1,
Operating income (loss):                       2002           2001
                                           ------------    ------------
Adult home furnishing products             $        (54)   $     (1,744)
Infant & juvenile products                          513           1,670
                                           ------------    ------------
Total                                      $        459    $        (74)
                                           ============    ============

         Net sales by individual product groups within these business segments were as follows (in thousands):


                                                      THREE MONTHS ENDED
                                                   June 30,         July 1,
                                                     2002            2001
                                                 ------------   ------------
Bedroom products                                 $         --   $     18,111
Throws and decorative home accessories                    531            540
Infant and juvenile products                           17,397         20,048
                                                 ------------   ------------
Total                                            $     17,928   $     38,699
                                                 ============   ============

3.       Inventory: Major classes of inventory were as follows (in thousands):

                                                   June 30,        March 31,
                                                     2002            2002
                                                 ------------   ------------
Raw materials                                    $      4,112   $      4,567
Work in process                                         1,163          1,280
Finished goods                                         12,325         10,604
                                                 ------------   ------------
                                                 $     17,600   $     16,451
                                                 ============   ============

         Inventory is net of reserves for inventories classified as irregular or discontinued of $1.7 million and $2.2 million at June 30, 2002 and March 31, 2002, respectively.

4. Discontinuance of Certain Businesses: During the quarter ended July 1, 2001, the Company sold property, plant and equipment (primarily at Timberlake, North Carolina) with net proceeds of $9.2 million and a gain on sale of $802,000. The net proceeds were used to reduce debt.

         As part of the plan to reduce debt and restore profitability, the Company made a decision to exit the Adult Bedding and Bath Business, and its net assets related to that business of $12.4 million were sold effective July 23, 2001. Proceeds of the sale were $8.5 million cash plus assumption of liabilities of $3.4 million as well as assumption of certain contingent liabilities. Cash from the sale was used to reduce debt. The sale included inventory, buildings, machinery and equipment located at Roxboro, North Carolina as well as various sales offices. The Adult Bedding and Bath Business had annual sales of approximately $24.8 million and $76.5 million in fiscal 2002 and fiscal 2001, respectively, and was included in the adult home furnishing and juvenile products segment. The Adult Bedding and Bath Business includes the remainder of the bedroom products group following the sale of the Wovens division.

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

         Notes Payable and Other Credit Facilities: At June 30, 2002 and March 31, 2002, long term debt consisted of:

(in thousands)                                      June 30,       March 31,
                                                      2002           2002
                                                 ------------    ------------
Promissory notes                                 $     37,826    $     38,000
Floating rate revolving
   credit facilities                                    5,280           5,542
Original issue discount                                (3,640)         (3,769)
                                                 ------------    ------------
                                                       39,466          39,773
Less current maturities                                 3,263           3,000
                                                 ------------    ------------
                                                 $     36,203    $     36,773
                                                 ============    ============

         On July 23, 2001 the Company completed a refinancing of its debt. The new credit facilities include the following:

         Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit, $14.0 million drawn at closing. The interest rate is prime plus 1.00% (5.75% at June 30, 2002) for base rate borrowings and LIBOR plus 2.75% (4.59% at June 30, 2002) for Euro-dollar borrowings. The maturity date is June 30, 2004. The facility is secured by a first lien on all assets. The balance at June 30, 2002 was $5.3 million. The Company had $6.8 million available at June 30, 2002. As of June 30, 2002, letters of credit of $1.3 million were outstanding against the $3 million sublimit for letters of credit associated with the $19 million revolving credit facility.

         Senior Notes of $14 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. A minimum principal payment of $250,000 was paid on April 1, 2002 and minimum principal payments of $500,000 are due at the end of each calendar quarter thereafter. In the event that required debt service exceeds 70% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 70% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 70% of free cash flow.

         Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% will be amortized over the life of the notes. The remaining balance of $3.6 million is included in the Consolidated Balance Sheet as of June 30, 2002.

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

         Future minimum annual maturities are as follows: (in thousands)

Fiscal        REVOLVER             SENIOR NOTES         SUB NOTES        TOTAL
              --------             ------------         ---------        -----
2003                               $ 2,750                             $  2,750
2004                               $ 3,000                             $  3,000
2005          $ 5,280              $ 2,000                             $  7,280
2006                               $ 2,500                             $  2,500
2007                               $ 3,500                             $  3,500
2008                                                    $24,000*       $ 24,000
              ----------------     ----------------     ---------      --------
Total         $ 5,280              $13,750              $24,000        $ 43,030
              ================     ================     =========      ========

         *Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JULY 1, 2001

Total net sales for the first quarter of fiscal 2003 decreased $20.8 million, or 53.7%, to $17.9 million from $38.7 million for the first quarter of fiscal 2002. Net sales of bedroom and bath products decreased $18.1 million, or 100%, net sales of throws decreased $9,000, or 2%, to $531,000, and net sales of infant and juvenile products decreased $2.7 million, or 13.2%, to $17.4 million.

The decrease in sales of bedroom and bath products was the result of the sale of the Adult Bedding division on July 23, 2001. Lower sales of infant and juvenile products were primarily due to changes in buying patterns by major retailers.

During the first quarter of fiscal 2003, cost of sales decreased to 79.8% of net sales from 80.6% for the same period in fiscal 2002. The decrease relates primarily to changes in product mix as a result of the divestment referenced above.

Marketing and administrative expenses decreased by $4.8 million, or 60.3%, in the current year quarter compared to the same quarter in the prior fiscal year and were 17.6% of net sales for the current quarter compared to 20.6% in the corresponding quarter of the prior year. The decrease is a result of the divestment referenced above as well as the Company's cost reduction initiatives and restructuring.

Interest expense for the quarter decreased by $2.1 million because of lower debt and reduced interest rates.

Due to the accumulated losses, no federal income tax provision has been included for the quarters ended June 30, 2002 and July 1, 2001. A provision for estimated state and local taxes of $22,000 and $42,000 was included for the quarters ended June 30, 2002 and July 1, 2001, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $552,000 for the three months ended June 30, 2002 compared to cash used by operating activities of $4.7 million for the three months ended July 1, 2001. Net cash used by investing activities was $175,000 compared to net cash provided by investing activities of $9.1 million in the prior year period. Net cash used for financing activities was $307,000 compared to net cash used for financing activities of $4.9 million in the prior year period.

The Company's ability to make scheduled payments of principal, to pay the interest on, or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company's future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations together with revolving credit availability will be adequate to meet liquidity needs.

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


                      ITEM 3 - QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt, commodity prices and foreign exchange rates. The exposure to interest rate risk relates to its floating rate debt, $5.3 million of which was outstanding at June 30, 2002 compared to $5.5 million at March 31, 2002. Each 1.0 percentage point increase in interest rates would impact annual pretax earnings by $53,000 at the debt level of June 30, 2002 and $55,000 at the debt level of March 31, 2002. The exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. The exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended March 31, 2002, this subsidiary manufactured products for the Company with a value of approximately $3.9 million. The Company's investment in the subsidiary was approximately $2.6 million at March 31, 2002.


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

           None

Item 4 -   Submission of Matters to a Vote of Security Holders

           None

Item 5 -   Other Information

           None

Item 6 -   Exhibits and Reports on Form 8-K

         (a)      Exhibits

         99.1 Certification of the Company's Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.2 Certification of the Company's Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

         None


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CROWN CRAFTS, INC.

Date:    August 14, 2002                   /s/  Amy Vidrine Samson
      ------------------                   --------------------------
                                           AMY VIDRINE SAMSON
                                           Chief Financial Officer
                                           (duly authorized signatory and
                                           Principal Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
99.1              Certification of the Company's Chief Executive Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002

99.2              Certification of the Company's Chief Financial Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002