Form 10-Q
period 2002-09-29
CROWN CRAFTS INC
filed 2002-11-13
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____to_____

                           Commission File No. 1-7604

                                CROWN CRAFTS, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Georgia                                    58-0678148
  ------------------------------             ---------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

              916 South Burnside Avenue, Gonzales, Louisiana 70737
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (225) 647-9100
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares of common stock, $1.00 par value, of the Registrant outstanding as of September 29, 2002 was 9,421,437.

                                   FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
               September 29, 2002 (unaudited) and March 31, 2002


                                                    September 29,     March 31,
Dollar amounts in thousands                             2002             2002
---------------------------                         -------------     ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $      280        $     388
Accounts receivable (net of allowances of
    $3,378 at September 29, 2002
    and $1,841 at March 31, 2002):
    Due from factor                                     15,287           11,549
    Other                                                2,306              983
Inventories, net                                        16,149           16,451
Income tax receivable                                       --            1,820
Other current assets                                     3,167            2,466
                                                     ------------     ---------
Total current assets                                    37,189           33,657
                                                     ------------     ---------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
Land, buildings and improvements                         2,029            2,863
Machinery and equipment                                  4,019            3,915
Furniture and fixtures                                     694              617
                                                     ------------     ---------
                                                         6,742            7,395
Less accumulated depreciation                            3,618            4,065
                                                     ------------     ---------
Property, plant and equipment - net                      3,124            3,330

OTHER ASSETS:
Goodwill (net of amortization of $6,261 at
   September 29, 2002 and March 31, 2002)               23,034           23,034
Other                                                       90              179
                                                     ------------     ---------
Total other assets                                      23,124           23,213
                                                     ------------     ---------
TOTAL ASSETS                                         $  63,437        $  60,200
                                                     ============     =========

See notes to unaudited interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                September 29, 2002 (unaudited) and March 31, 2002


                                                       September 29,  March 31,
Dollar amounts in thousands                                2002         2002
---------------------------                            -------------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                       $    4,737     $  3,695
Accrued wages and benefits                                  1,115        1,459
Accrued royalties                                           1,369        1,015
Other accrued liabilities                                   1,187        1,421
Current maturities of long-term debt                        3,262        3,000
                                                       -------------  ---------
Total current liabilities                                  11,670       10,590
                                                       -------------  ---------
NON-CURRENT LIABILITIES:
Long-term debt                                             37,575       36,773
Deferred income taxes                                          24           24
                                                       --------------  --------
Total non-current liabilities                              37,599       36,797
                                                       --------------  --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock - par value $1.00 per share, 50,000,000
   shares authorized
   Outstanding: 9,421,437 at September 29, 2002
   and March 31, 2002                                       9,421         9,421
Additional paid-in capital                                 28,857        28,857
Accumulated deficit                                       (24,089)      (25,475)
Cumulative currency translation adjustment                    (21)           10
                                                       -------------   --------
Total shareholders' equity                                 14,168        12,813
                                                       -------------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $   63,437     $  60,200
                                                       =============  =========

See notes to unaudited interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   For The Three- and Six-Month Periods Ended
                   September 29, 2002 and September 30, 2001
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
Amounts in thousands, except per                    September 29,   September 30,  September 29,    September 30,
share amounts                                           2002             2001          2002              2001
                                                    -------------   -------------  -------------    -------------
Net sales                                            $ 28,399        $ 31,338        $ 46,326        $ 70,037
Cost of products sold                                  21,631          23,604          35,940          54,779
                                                     --------        --------        --------        --------
Gross profit                                            6,768           7,734          10,386          15,258
Marketing and administrative expenses                   3,456           4,759           6,616          12,727
                                                     --------        --------        --------        --------
Income from operations                                  3,312           2,975           3,770           2,531
Other income (expense):
      Interest expense                                 (1,183)         (1,080)         (2,357)         (4,380)
      Gain on extinguishment of debt                       --          25,008              --          25,008
      Other - net                                          33             212              77           1,139
                                                     --------        --------        --------        --------
Income before income taxes                              2,162          27,115           1,490          24,298
Income tax (benefit) expense                               83              (4)            104              38
                                                     --------        --------        --------        --------
Net income                                              2,079          27,119           1,386          24,260
                                                     --------        --------        --------        --------
Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment              3             (54)            (31)             82
                                                     --------        --------        --------        --------
Comprehensive income                                 $  2,082        $ 27,065        $  1,355        $ 24,342
                                                     --------        --------        --------        --------

Basic income per share                               $   0.22        $   2.94        $   0.15        $   2.72
                                                     --------        --------        --------        --------

Diluted income per share                             $   0.09        $   1.21        $   0.06        $   1.56
                                                     --------        --------        --------        --------

Weighted average shares outstanding - basic             9,421           9,222           9,421           8,913
                                                     --------        --------        --------        --------

Weighted average shares outstanding - diluted          22,715          22,437          22,007          15,521
                                                     --------        --------        --------        --------

See notes to unaudited interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Six-Month Periods Ended September 29, 2002 and September 30, 2001
                                   (UNAUDITED)

                                                                              September 29,      September 30,
Amounts in thousands                                                              2002                2001
--------------------                                                          -------------      -------------
OPERATING ACTIVITIES:
Net income                                                                       $  1,386         $ 24,260
Adjustments to reconcile net income to net cash (used for)
     provided by operating activities:
     Gain on debt refinancing                                                          --          (25,008)
     Depreciation of property, plant and equipment                                    408              410
     Amortization of goodwill                                                          --              527
     Gain on sale of property, plant, and equipment                                    --               (4)
     Changes in assets and liabilities
          Accounts receivable                                                      (5,060)            (281)
          Inventories, net                                                            302            2,918
          Income tax receivable                                                     1,820               --
          Other current assets                                                       (702)             406
          Other assets                                                                 88              310
          Accounts payable                                                          1,042           (4,175)
          Accrued liabilities                                                        (224)          (1,698)
          Other long term liabilities                                                  --             (745)
          Liabilities assumed by purchaser of adult bedding                            --            3,372
          Assets held for sale                                                         --               73
                                                                                 --------         --------
Net cash (used for) provided by operating activities                                 (940)             365
                                                                                 --------         --------
INVESTING ACTIVITIES:
Capital expenditures                                                                 (202)            (163)
Proceeds from disposition of assets                                                    --           18,216
Other                                                                                 (31)              75
                                                                                 --------         --------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                 (233)          18,128
                                                                                 --------         --------
FINANCING ACTIVITIES:
Net change in long term borrowing                                                   1,065          (18,979)
Increase in advances from factor                                                       --              299
Issuance of common stock                                                               --              127
                                                                                 --------         --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                1,065          (18,553)
                                                                                 --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                                     (108)             (60)
Cash and cash equivalents at beginning of period                                      388              588
                                                                                 --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    280         $    528
                                                                                 --------         --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes (received) paid                                                     $ (1,762)        $     89
Interest paid                                                                       1,468            4,759
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
   Forgiveness of indebtedness                                                         --         $ 25,008
   Issuance of warrants                                                                --            2,381
                                                                                 --------         --------

See notes to unaudited interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the "Company") as of September 29, 2002 and the results of its operations for the three- and six-month periods ended September 29, 2002 and September 30, 2001 and its cash flows for the six-month periods ended September 29, 2002 and September 30, 2001. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the three- and six-month periods ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ending March 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended March 31, 2002 of the Company.

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

         Recently Issued Accounting Standards: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the use of the pooling-of-interests method. The application of SFAS 141 did not affect any of the Company's previously reported amounts included in goodwill or other intangible assets. SFAS 142 requires that the amortization of goodwill cease prospectively upon adoption and instead, the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on April 1, 2002. Beginning in fiscal 2003, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. The Company has performed a transitional fair value based impairment test on its goodwill in accordance with SFAS 142 and has determined that the fair value exceeded the recorded value at April 1, 2002. Following is a reconciliation of previously reported net income and basic and diluted net income per share to the amounts that would have been reported if SFAS 142 had been effective as of April 2, 2001 and the amortization of goodwill had been discontinued as of that date.

                                         THREE MONTHS ENDED                         SIX MONTHS ENDED
                                   September 29,       September 30,       September 29,       September 30,
                                        2002               2001                2002                2001
                                   -------------       -------------       -------------       -------------
Reported net income                $       2,079       $      27,119       $       1,386       $      24,260
Goodwill amortization                         --                 264                  --                 527
                                   -------------       -------------       -------------       -------------
Adjusted net income                $       2,079       $      27,383       $       1,386       $      24,787
                                   =============       =============       =============       =============

Basic income per share:
  Reported net income             $        0.22       $        2.94       $        0.15       $        2.72
  Goodwill amortization                      --                0.03                  --                0.06
                                  -------------       -------------       -------------       -------------
  Adjusted net income             $        0.22       $        2.97       $        0.15       $        2.78
                                  =============       =============       =============       =============

Diluted income per share:
  Reported net income             $        0.09       $        1.21       $        0.06       $        1.56
  Goodwill amortization                      --                0.01                  --                0.03
                                  -------------       -------------       -------------       -------------
  Adjusted net income             $        0.09       $        1.22       $        0.06       $        1.60
                                  =============       =============       =============       =============


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

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 provides, among other things, that gains on the extinguishments of debt will generally no longer be classified as extraordinary items in the statements of operations. It also provides that gains on extinguishments be reclassified in prior years financial statements presented for comparative purposes. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted SFAS 145 effective July 1, 2002. The adoption of SFAS 145 required that a gain on debt refinancing of $25 million realized in the second quarter of fiscal 2002 be reclassified into income before extraordinary items.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for fiscal periods after December 31, 2002. SFAS 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company is presently reviewing this statement and plans to adopt it as of its effective date and will implement its provisions on a prospective basis. The Company does not expect the adoption of SFAS 146 to have a material impact on its consolidated financial statements.

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

         Financial information attributable to the Company's business segments for the three- and six-month periods ended September 29, 2002 and September 30, 2001 was as follows (in thousands):


                                         THREE MONTHS ENDED                         SIX MONTHS ENDED
                                   September 29,       September 30,       September 29,       September 30,
Net Sales                               2002               2001                2002                2001
--------------------------         -------------       -------------       -------------       -------------
Adult home furnishing
   products                       $         718        $       2,936       $       1,248        $      21,587
Infant & juvenile products               27,681               28,402              45,078               48,450
                                  -------------        -------------       -------------        -------------
Total                             $      28,399        $      31,338       $      46,326        $      70,037
                                  =============        =============       =============        =============


                                         THREE MONTHS ENDED                         SIX MONTHS ENDED
                                   September 29,       September 30,       September 29,       September 30,
Operating income (loss):                2002               2001                2002                2001
--------------------------         -------------       -------------       -------------       -------------
Adult home furnishing
   products                       $         (23)       $         693       $         (77)       $      (1,421)
Infant & juvenile products                3,335                2,282               3,847                3,952
                                  -------------        -------------       -------------        -------------
Total                             $       3,312        $       2,975       $       3,770        $       2,531
                                  =============        =============       =============        =============


Net sales by individual product groups within these business segments were as follows (in thousands):

                                         THREE MONTHS ENDED                         SIX MONTHS ENDED
                                   September 29,       September 30,       September 29,       September 30,
                                        2002               2001                2002                2001
                                   -------------       -------------       -------------       -------------
Bedroom products                  $          --        $       1,826       $          --        $      19,937
Throws and decorative
   home accessories                         718                1,110               1,248                1,650
Infant and juvenile products             27,681               28,402              45,078               48,450
                                  -------------        -------------       -------------        -------------
Total                             $      28,399        $      31,338       $      46,326        $      70,037
                                  =============        =============       =============        =============

3.       Inventory: Major classes of inventory were as follows (in thousands):


                                   September 29,          March 31,
                                        2002                2002
                                   -------------       -------------
Raw materials                      $       3,477       $       4,567
Work in process                            1,034               1,280
Finished goods                            11,638              10,604
                                   -------------       -------------
                                   $      16,149       $      16,451
                                   =============       =============


         Inventory is net of reserves for inventories classified as irregular or discontinued of $1.5 million and $2.2 million at September 29, 2002 and March 31, 2002, respectively.

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

5.       Financing Arrangements

         Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, which expires July 2003, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor upon the due date, the Company is charged interest at prime (4.75% at September 29, 2002) until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts.

         Notes Payable and Other Credit Facilities: At September 29, 2002 and March 31, 2002, long-term debt consisted of:


                                                    September 29,           March 31,
                                                         2002                 2002
                                                    -------------        -------------
 Promissory notes                                   $      37,325        $      38,000
 Floating rate revolving credit facilities                  6,746                5,542
 Non-interest bearing notes                                   274                   --
 Original issue discount                                   (3,508)              (3,769)
                                                    -------------        -------------
                                                           40,837               39,773
 Less current maturities                                   (3,262)              (3,000)
                                                    -------------        -------------
                                                    $      37,575        $      36,773
                                                    =============        =============

On July 23, 2001 the Company completed a refinancing of its debt. The new credit facilities include the following:

Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit, $14.0 million drawn at closing. The interest rate is prime plus 1.00% (5.75% at September 29, 2002) for base rate borrowings and LIBOR plus 2.75% (4.56% at September 29, 2002) for Euro-dollar borrowings. The maturity date is June 30, 2004. The facility is secured by a first lien on all assets. The balance at September 29, 2002 was $6.7 million. The Company had $11.1 million available at September 29, 2002. As of September 29, 2002, letters of credit of $1.2 million were outstanding against the $3 million sub-limit for letters of credit associated with the $19 million revolving credit facility.

Senior Notes of $14 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. A minimum principal payment of $250,000 was paid on April 1, 2002 and minimum principal payments of $500,000 are due at the end of each calendar quarter thereafter. In the event that required debt service exceeds 70% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 70% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 70% of free cash flow. Subsequent to the end of the second quarter, the Company made a payment to the lenders of $1.6 million related to excess cash flow, of which $1.25 million was included in Current Maturities of Long-term Debt and $396,000 was included in Other Accrued Liabilities in the Company's Consolidated Balance Sheet as of September 29, 2002.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% will be amortized over the life of the notes. The remaining balance of $3.5 million is included in the Consolidated Balance Sheet as of September 29, 2002.

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

Future minimum annual maturities are as follows: (in thousands)






Fiscal       Revolver    Senior Notes     Sub Notes        PIK Notes      Total
------      ---------    ------------     ----------       ----------    --------
2003               --    $     2,250              --               --    $  2,250
2004               --          3,000              --               --       3,000
2005        $   6,746          2,000              --               --       8,746
2006               --          2,500              --               --       2,500
2007               --          3,500              --               --       3,500
2008               --             --      $   24,000*      $      274      24,274
            ---------    -----------      ----------       ----------    --------
Total       $   6,746    $    13,250      $   24,000       $      274    $ 44,270
            =========    ===========      ==========       ==========    ========

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Total net sales for the second quarter of fiscal year 2003 decreased $2.9 million, or 9.4%, to $28.4 million from $31.3 million for the second quarter of fiscal year 2002. Net sales of bedroom and bath products decreased $1.8 million, or 100%, net sales of throws decreased $392,000, or 35.4%, to $718,000, and net sales of infant and juvenile products decreased $721,000, or 2.5%, to $27.7 million.

The decrease in sales of bedroom and bath products was the result of the sale of the Adult Bedding division on July 23, 2001. Lower sales of infant and juvenile products were primarily due to a slowdown in product receipts from the West Coast ports prior to the October lockout and several delays in pickup by our retail partners as they continue to aggressively manage their supply chains.

During the second quarter of fiscal year 2003, cost of sales increased to 76.2% of net sales from 75.3% for the same period in fiscal year 2002. Cost of sales of 75.3% for the second quarter of fiscal year 2002 was impacted favorably by the allocation of sales proceeds from the sale of the Adult Bedding division on July 23, 2001.

Marketing and administrative expenses decreased by $1.3 million, or 27.4%, in the current year quarter compared to the same quarter in the prior fiscal year and were 12.2% of net sales for the current quarter compared to 15.2% in the corresponding quarter of the prior year. The decrease is a result of the divestment referenced above as well as the Company's cost reduction initiatives and restructuring.

Interest expense for the quarter decreased by $103,000 because of a lower average debt balance and reduced interest rates.

Due to accumulated losses, the federal income tax provision for the quarter ended September 29, 2002 only includes a provision for alternative minimum tax of $28,000, along with a provision for state income taxes of $55,000, for a total tax provision of $83,000. For the quarter ended September 30, 2001, the Company recorded a $4,000 income tax benefit.

SIX MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2001

Total net sales for the six months ended September 29, 2002 decreased $23.7 million, or 33.9%, to $46.3 million from $70.0 million for the same period in fiscal year 2002. Net sales of bedroom and bath products decreased $19.9 million, or 100%, net sales of throws decreased $402,000, or 24.4%, to $1.2 million, and net sales of infant and juvenile products decreased $3.4 million, or 7%, to $45.1 million.

The decrease in sales of bedroom and bath products was the result of the sale of the Adult Bedding division on July 23, 2001. Lower sales of infant and juvenile products were primarily due to changes in buying patterns by major retailers, the general economic slowdown and a slowdown in product receipts from the West Coast ports prior to the October lockout.

During the six months ended September 29, 2002, cost of sales decreased to 77.6% of net sales from 78.2% for the same period in fiscal year 2002. The decrease relates primarily to changes in product mix as a result of the divestment referenced above.

Marketing and administrative expenses decreased by $6.1 million, or 48%, in the current year compared to the same period in the prior fiscal year and were 14.3% of net sales for the current year compared to 18.2% in the corresponding period of the prior year. The decrease is a result of the divestment referenced above as well as the Company's cost reduction initiatives and restructuring.

Interest expense for the six months ended September 29, 2002 decreased by $2.0 million because of a lower average debt balance and reduced interest rates.

Due to accumulated losses, the federal income tax provision for the six months ended September 29, 2002 includes a provision of $32,000 including alternative minimum tax of $28,000, along with a provision for state income taxes of $72,000, for a total tax provision of $104,000. For the six months ended September 30, 2001, the Company recorded a state income tax provision of $38,000.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $940,000 for the six months ended September 29, 2002 compared to net cash provided by operating activities of $365,000 for the six months ended September 30, 2001. Net cash used by investing activities was $233,000 compared to net cash provided by investing activities of $18.1 million in the prior year period. Net cash provided by financing activities was $1.1 million compared to net cash used for financing activities of $18.6 million in the prior year period.

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

To reduce its exposure to credit losses and to enhance its cash flow, the Company factors the majority of its trade accounts receivable. The Company's factor establishes customer credit lines, and accounts for and collects receivable balances. The factor remits payment to the Company on the average due dates of the factored invoices. The factor assumes all responsibility for credit losses on sales within approved credit lines, but may deduct from its remittances to the Company the amounts of customer deductions for returns, allowances, disputes and discounts. The Company's factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

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


                      ITEM 3 - QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt, commodity prices and foreign exchange rates. The exposure to interest rate risk relates to its floating rate debt, $6.7 million of which was outstanding at September 29, 2002 compared to $5.5 million at March 31, 2002. Each 1.0 percentage point increase in interest rates would impact annual pretax earnings by $67,000 at the debt level of September 29, 2002 and $55,000 at the debt level of March 31, 2002. The exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. The exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended March 31, 2002, this subsidiary manufactured products for the Company with a value of approximately $3.9 million. The Company's investment in the subsidiary was approximately $2.6 million at March 31, 2002.

                        ITEM 4 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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


                                              CROWN CRAFTS, INC.

Date: November 13, 2002                       /s/ Amy Vidrine Samson
      ---------------------------             ----------------------------
                                              AMY VIDRINE SAMSON
                                              Chief Financial Officer
                                              (duly authorized signatory and
                                              Principal Financial and Accounting
                                              Officer)

I, E. Randall Chestnut, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Crown Crafts, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                                                     /s/ E. Randall Chestnut
                                                     ---------------------------
                                                     E. Randall Chestnut
                                                     Chairman of the Board,
                                                     President & Chief Executive
                                                     Officer

I, Amy Vidrine Samson, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Crown Crafts, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                                                         /s/ Amy Vidrine Samson
                                                         ----------------------
                                                         Amy Vidrine Samson
                                                         Vice President & Chief
                                                         Financial Officer

                               Index to Exhibits

Exhibit
Number            Description
-------           ------------
99.1              Certification of the Company's Chief Executive Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification of the Company's Chief Financial Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002