Form 10-Q
period 2002-12-29
CROWN CRAFTS INC
filed 2003-02-12
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2002

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____to_____

                           Commission File No. 1-7604

                                CROWN CRAFTS, INC
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Georgia                                  58-0678148
 ------------------------------------       ------------------------------------
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

    The number of shares of common stock, $1.00 par value, of the Registrant outstanding as of December 29, 2002 was 9,421,437.

                                    FORM 10-Q

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 1 -CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      December 29, 2002 and March 31, 2002

                                                                               December 29      March31,
Dollar amounts in thousands                                                       2002           2002 *
                                                                              (unaudited)
------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                                     $     235       $    388

Accounts receivable (net of allowances of $3,422 at December 29, 2002 and $1,841 at March 31, 2002):
        Due from factor                                                           7,936         11,549
        Other                                                                     1,050            983
Inventories, net                                                                 17,420         16,451
Income tax receivable                                                                 -          1,820
Other current assets                                                              2,363          2,466
------------------------------------------------------------------------------------------------------
Total current assets                                                             29,004         33,657
------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT -AT COST:
Land, buildings and improvements                                                  1,895          2,863
Machinery and equipment                                                           3,568          3,915
Furniture and fixtures                                                              679            617
------------------------------------------------------------------------------------------------------
                                                                                  6,142          7,395
Less accumulated depreciation                                                     3,788          4,065
------------------------------------------------------------------------------------------------------
Property, plant and equipment - net                                               2,354          3,330
------------------------------------------------------------------------------------------------------
OTHER ASSETS:
Goodwill (net of amortization of $6,261 at December 29, 2002
    and March 31, 2002)                                                          22,974         23,034
Other                                                                                91            179
------------------------------------------------------------------------------------------------------
  TOTAL OTHER ASSETS                                                             23,065         23,213
------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                $  54,423       $ 60,200
------------------------------------------------------------------------------------------------------

  * The Consolidated Balance Sheet at March 31, 2002 has been taken from the audited balance sheet at that date.

  See notes to unaudited interim consolidated financial statements.

                       Crown Crafts,Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                December 29, 2002 (unaudited) and March 31, 2002

                                                                           December 29,              March 31,
Dollar amounts in thousands                                                    2002                    2002
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------- -- ---- -----------------
CURRENT LIABILITIES:
Accounts payable                                                             $     4,057              $       3,695
Accrued wages and benefits                                                         1,020                      1,459
Accrued royalties                                                                  1,277                      1,015
Other accrued liabilities                                                          1,244                      1,421
Current maturities of long-term debt                                               3,013                      3,000
----------------------------------------------------------------------------------------- -- ---- ------------------
Total current liabilities                                                         10,611                     10,590
--------------------------------------------------------------------------- ------------- -- ---- ------------------
NON-CURRENT LIABILITIES:
Long-term debt                                                                    30,609                     36,773
Deferred income taxes                                                                 24                         24
--------------------------------------------------------------------------- ------------- -- ---- ------------------
Total non-current liabilities                                                     30,633                     36,797
--------------------------------------------------------------------------- ------------- -- ---- ------------------
COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------- ------------- -- ---- ------------------
SHAREHOLDERS' EQUITY:
Common stock - par value $1.00 per share, 50,000,000 shares authorized
    Outstanding: 9,421,437 at December 29, 2002 and March 31, 2002                 9,421                      9,421
Additional paid-in capital                                                        28,857                     28,857
Accumulated deficit                                                              (25,080)                   (25,475)
Cumulative currency translation adjustment                                           (19)                        10
--------------------------------------------------------------------------- ------------- -- ---- ------------------
Total shareholders' equity                                                        13,179                     12,813
--------------------------------------------------------------------------- ------------- -- ---- ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $    54,423              $      60,200
--------------------------------------------------------------------------- ------------- -- ---- ------------------

See notes to unaudited interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
       For The Three- and Nine-Month Periods Ended December 29, 2002 and
                               December 30, 2001
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED

Amounts in thousands, except per                        December 29,       December 30,        December 29,        December 30,
  share amounts                                             2002              2001                2002                2001
---------------------------------------------         --------------      -------------      --------------       -------------

Net sales                                             $       21,636      $      23,869      $       67,962       $     93,906
Cost of products sold                                         17,023             18,628              52,963             73,407
---------------------------------------------         --------------      -------------      --------------       ------------
Gross profit                                                   4,613              5,241              14,999             20,499
Marketing and administrative expenses                          2,843              3,784               9,458             16,511
Gain on disposition of assets                                      -                 (4)                  -                 (4)
Restructuring charge                                           1,775                  -               1,775                  -
---------------------------------------------          -------------      -------------      --------------       ------------
Income (loss) from operations                                     (5)             1,461               3,766              3,992
Other income (expense):
      Interest expense                                        (1,122)            (1,360)             (3,479)            (5,740)
      Gain on extinguishment of debt                               -                  -                   -             25,008
      Other - net                                                302                514                 378              1,653
---------------------------------------------         --------------      -------------      --------------       ------------
Income (loss) before income taxes                               (825)               615                 665             24,913
Income tax (benefit) expense                                     166               (121)                270                (83)
---------------------------------------------         --------------      -------------      --------------       ------------
Net income (loss)                                               (991)               736                 395             24,996
---------------------------------------------         --------------      -------------      --------------       ------------
Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment                     2                 55                 (29)               137
---------------------------------------------         --------------      -------------      --------------       ------------
Comprehensive income (loss)                           $         (989)     $         791      $          366       $     25,133
----------------------------------------------        --------------      -------------      --------------       ------------

Basic income (loss) per share                         $        (0.11)     $        0.08      $         0.04       $       2.75
----------------------------------------------        --------------      -------------      --------------       ------------

Diluted income (loss) per share                       $        (0.11)     $        0.03      $         0.02       $       0.94
----------------------------------------------        --------------      -------------      --------------       ------------

Weighted average shares outstanding - basic                    9,421              9,421               9,421              9,083
----------------------------------------------        --------------      -------------      --------------       ------------

Weighted average shares outstanding - diluted                  9,421             26,917              21,645             26,551
----------------------------------------------        --------------      -------------      --------------       ------------

See notes to unaudited interim consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Nine-Month Periods Ended December 29, 2002 and December 30, 2001
                                   (UNAUDITED)

                                                                               December 29,              December 30,
Amounts in thousands                                                              2002                       2001
---------------------------------------------------------------              --------------             -------------
OPERATING ACTIVITIES:
Net income                                                                   $          395             $      24,996
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on debt refinancing                                                                  -                   (25,008)
Depreciation of property, plant and equipment                                           576                       661
Amortization of goodwill                                                                  -                       790
Gain on sale of property, plant, and equipment                                            -                        (4)
Restructuring charge                                                                  1,775                         -
Changes in assets and liabilities
   Accounts receivable                                                                3,546                     7,801
   Inventories, net                                                                  (1,572)                    1,096
   Income tax receivable                                                              1,820                         -
   Other current assets                                                                 103                       468
   Other assets                                                                          88                       310
   Accounts payable                                                                     362                    (3,174)
   Accrued liabilities                                                                 (792)                   (2,575)
   Other long term liabilities                                                            -                      (745)
   Liabilities assumed by purchaser of adult bedding                                      -                     3,372
   Assets held for sale                                                                   -                        73
                                                                             --------------             -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             6,301                     8,061
                                                                             --------------             -------------
INVESTING ACTIVITIES:
Capital expenditures                                                                   (274)                     (261)
Proceeds from disposition of assets                                                       -                    18,216
Other                                                                                   (29)                      137
                                                                             --------------             -------------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                   (303)                   18,092
                                                                             --------------             -------------
FINANCING ACTIVITIES:
Net change in long term borrowing                                                    (6,151)                  (26,880)
Increase in advances from factor                                                          -                       299
Issuance of common stock                                                                  -                       127
                                                                             --------------             -------------
NET CASH (USED FOR) FINANCING ACTIVITIES                                             (6,151)                  (26,454)
                                                                             --------------             -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (153)                     (301)
Cash and cash equivalents at beginning of period                                        388                       588
                                                                             --------------             -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $          235             $         287
                                                                             ==============             =============
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes (received) paid                                                 $       (1,703)            $          73
Interest paid                                                                         2,649                     6,428
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Forgiveness of indebtedness                                                            -                    25,008
   Issuance of warrants                                                                   -                     2,381
===============================================================              ==============             =============

See notes to unaudited interim consolidated financial statements.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the "Company") as of December 29, 2002 and the results of its operations for the three- and nine-month periods ended December 29, 2002 and December 30, 2001 and its cash flows for the nine-month periods ended December 29, 2002 and December 30, 2001. Such adjustments include normal recurring accruals and a pro rata portion of certain estimated annual expenses. Operating results for the three- and nine-month periods ended December 29, 2002 are not necessarily indicative of the results that may be expected for the year ending March 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended March 31, 2002 of the Company.

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

                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                       December 29,         December 30,         December 29,        December 30,
                                          2002                  2001                 2002                2001
                                      ------------        ------------           ------------        ------------
Reported net income (loss)            $      (991)        $       736            $        395        $     24,996
Goodwill amortization                           -                 263                       -                 790
                                      -----------         -----------            ------------        ------------
Adjusted net income (loss)            $      (991)        $       999            $        395        $     25,786
                                      ===========         ===========            ============        ============

Basic income (loss) per share:
   Reported net income (loss)         $     (0.11)        $      0.08            $       0.04        $       2.75
   Goodwill amortization                        -                0.03                       -                0.09
                                      -----------         -----------            ------------        ------------
   Adjusted net income (loss)         $     (0.11)        $      0.11            $       0.04        $       2.84
                                      ===========         ===========            ============        ============

Diluted income (loss) per share:
   Reported net income (loss)         $     (0.11)        $      0.03            $       0.02        $       0.94
   Goodwill amortization                        -                0.01                       -                0.03
                                      -----------         -----------            ------------        ------------
   Adjusted net income (loss)         $     (0.11)        $      0.04            $       0.02        $       0.97
                                      ===========         ===========            ============        ============

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

         In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for fiscal years after December 31, 2002. SFAS 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company is presently reviewing this statement and plans to adopt it as of its effective date and will implement its provisions on a prospective basis. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

         In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company's fiscal period ending March 30, 2003 and management is in the process of evaluating this new standard.

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

         Financial information attributable to the Company's business segments for the three- and nine-month periods ended December 29, 2002 and December 30, 2001 was as follows (in thousands):

                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                       December 29,          December 30,          December 29,          December 30,
Net Sales:                                2002                  2001                  2002                  2001
-------------------------------     ----------------      -----------------     -----------------      ----------------
Adult home furnishing
   products                         $            871      $             996     $           2,119      $         23,624
Infant & juvenile products                    20,765                 22,873                65,843                70,282
                                    ----------------      -----------------     -----------------      ----------------
Total                               $         21,636      $          23,869     $          67,962      $         93,906
                                    ================      =================     =================      ================


                                                THREE MONTHS ENDED                            NINE MONTHS ENDED
                                       December 29,          December 30,          December 29,           December 30,
Operating income (loss):                  2002                  2001                  2002                   2001
-------------------------------     ----------------      -----------------     -----------------      ----------------
Adult home furnishing
   products                         $             54      $            (864)    $             (23)     $          (2,285)
Infant & juvenile products                       (59)                 2,325                 3,788                  6,277
                                    ----------------      -----------------     -----------------      -----------------
Total                               $             (5)     $           1,461     $           3,766      $           3,992
                                    ================      =================     =================      ================

Net sales by individual product groups within these business segments were as follows (in thousands):


                                                THREE MONTHS ENDED                            NINE MONTHS ENDED
                                      December 29,          December 30,           December 29,          December 30,
                                          2002                  2001                  2002                   2001
                                    ----------------      -----------------     -----------------      -----------------
Bedroom products                    $              -      $               -     $               -      $          19,937
Throws and decorative
   home accessories                              871                    944                 2,119                  2,594
Infant and juvenile products                  20,765                 22,925                65,843                 71,375
                                    ----------------      -----------------     -----------------      -----------------
Total                               $         21,636      $          23,869     $          67,962      $          93,906
                                    ================      =================     =================      =================

3.       Inventory: Major classes of inventory were as follows (in thousands):

                                         December 29,         March 31,
                                            2002                2002
                                         -----------          ---------
Raw materials                           $    3,605            $   4,567
Work in process                                757                1,280
Finished goods                              13,058               10,604
                                        ----------            ---------
                                        $   17,420            $  16,451
                                        ==========            =========

         Inventory is net of reserves for inventories classified as irregular or discontinued of $2.1 million and $2.2 million at December 29, 2002 and March 31, 2002, respectively.

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

5. Restructuring Charge: In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close the Mexican manufacturing facility operated by its majority-owned subsidiary, Burgundy Interamericana ("Burgundy"). This decision was based on extensive research by management which indicated that, due to lower wages and the elimination of the quota on bibs, outsourcing the supply of products currently manufactured by Burgundy to Asian manufacturers was more cost effective and competitive than maintaining existing operations in Mexico. Under the plan, Burgundy will continue to operate through the fourth quarter of fiscal year 2003, at which time the Company will begin to liquidate Burgundy's assets. As a result of the decision, the Company recorded a $1.8 million restructuring charge to operations in the quarter ended December 29, 2002, which consists primarily of a write-down of the property and equipment at the Mexican facility of approximately $800,000, inventory items deemed to be in excess of production requirements of approximately $600,000, an accrual for contractual termination benefits of approximately $300,000 due Burgundy's entire workforce (approximately 130 employees) under the provisions of Mexico's labor regulations and the write-off of goodwill of approximately $60,000. The Company expects to pay approximately 65% of the severance benefits in the first quarter of fiscal year 2004 and the remaining 35% in the second quarter of fiscal year 2004. The Company will continue to charge the ongoing operating costs associated with Burgundy's production in the period in which the costs are incurred. The Company estimates the total cost of liquidation, including costs to be incurred to operate until closure, to be approximately $2.2 million.

6.       Financing Arrangements

         Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, which expires July 2003, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor upon the due date, the Company is charged interest at prime (4.25% at December 29, 2002) until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts.

Notes Payable and Other Credit Facilities: At December 29, 2002 and March 31, 2002, long-term debt consisted of:

                                                            December 29,         March 31,
                                                               2002                 2002
                                                          -------------         -----------
Promissory notes                                          $      35,572         $    38,000
Floating rate revolving credit facilities                         1,148               5,542
Non-interest bearing notes                                          274                   -
Original issue discount                                          (3,372)             (3,769)
                                                          -------------         -----------
                                                                 33,622              39,773
Less current maturities                                          (3,013)             (3,000)
                                                          -------------         -----------
                                                          $      30,609         $    36,773
                                                          =============         ===========

         On July 23, 2001 the Company completed a refinancing of its debt. The new credit facilities include the following:

         Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit, $14.0 million drawn at closing. The interest rate is prime plus 1.00% (5.25% at December 29, 2002) for base rate borrowings and LIBOR plus 2.75% (4.17% at December 29, 2002) for Euro-dollar borrowings. The maturity date is June 30, 2004. The facility is secured by a first lien on all assets. The balance at December 29, 2002 was $1.1 million. The Company had $10.6 million available at December 29, 2002. As of December 29, 2002, letters of credit of $1.4 million were outstanding against the $3 million sub-limit for letters of credit associated with the $19 million revolving credit facility.

         Senior Notes of $14 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. A minimum principal payment of $250,000 was paid on April 1, 2002 and minimum principal payments of $500,000 are due at the end of each calendar quarter thereafter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. On September 30, 2002, the Company made a payment to the lenders of $1.6 million related to excess cash flow.

         Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% will be amortized over the life of the notes. The remaining balance of $3.4 million is included in the Consolidated Balance Sheet as of December 29, 2002.

         The new credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest, and minimum shareholders' equity. Certain covenants included in the credit facilities were amended in conjunction with the liquidation of Burgundy, as discussed in Note 5 above, in order to account for the recording of the related restructuring charge. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends.

Future minimum annual maturities are as follows:  (in thousands)

FISCAL         REVOLVER          SENIOR NOTES               SUB NOTES         PIK NOTES       TOTAL
--------      ----------        -------------              ----------        ----------     ---------
 2003                 -          $        500                       -                 -      $     500
 2004                 -                 3,000                       -                 -          3,000
 2005         $    1,148                2,000                       -                 -          3,148
 2006                 -                 2,500                       -                 -          2,500
 2007                 -                 3,500                       -                 -          3,500
 2008                 -                     -               $  24,000*         $    274         24,274
             -----------         ------------               ---------        -----------     ---------
TOTAL        $     1,148         $     11,500               $  24,000          $    274      $  36,922
             ===========         ============               =========        ===========     =========

.. *Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 29, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 30, 2001

Total net sales for the third quarter of fiscal year 2003 decreased $2.2 million, or 9.4%, to $21.6 million from $23.9 million for the third quarter of fiscal year 2002. Net sales of throws decreased $73,000, or 7.7%, to $871,000, and net sales of infant and juvenile products decreased $2.2 million, or 9.4%, to $20.8 million.

Of the decrease in sales of infant and juvenile products, management estimates that approximately $1.9 million was directly attributable to the West Coast port closure. At the time of the closure, the Company had forty containers in transit. The last of these containers took up to eight weeks to be received. The delivery time experienced during the slowdown averaged approximately 36 days from the Orient to the Company's warehouses compared to an approximate average of 21 to 24 days prior to the slowdown. In addition, the Company experienced slowdowns into December after the port re-opened due to problems in shipping empty containers back to Asia for reloading. This caused the Company's customers to miss selling days, which resulted in fewer reorders for the Company.

During the third quarter of fiscal year 2003, cost of sales increased to 78.7% of net sales from 78% for the same period in fiscal year 2002. The decrease in gross margin is attributable to increases in freight cost due to the West Coast port closure.

Marketing and administrative expenses decreased by $941,000, or 24.9%, in the current year quarter compared to the same quarter in the prior fiscal year and were 13.1% of net sales for the current quarter compared to 15.9% in the corresponding quarter of the prior year. The decrease is a result of the elimination of duplicate positions and office locations. In the quarter ended December 2001, the Atlanta office remained open and overlapping positions existed between the Company's offices in Gonzales, Louisiana and Atlanta, Georgia.

As discussed in Note 5 to the Company's Consolidated Financial Statements, the Company recorded a $1.8 million restructuring charge in the quarter ended December 29, 2002. In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close the Mexican manufacturing facility operated by its majority-owned subsidiary, Burgundy Interamericana ("Burgundy"). This decision was based on extensive research by management which indicated that, due to lower wages and the elimination of the quota on bibs, outsourcing the supply of products currently manufactured by Burgundy to Asian manufacturers was more cost effective and competitive than maintaining existing operations in Mexico. Under the plan, Burgundy will continue to operate through the fourth quarter of fiscal year 2003, at which time the Company will begin to liquidate Burgundy's assets. As a result of the decision, the Company recorded a $1.8 million restructuring charge to operations in the quarter ended December 29, 2002, which consists primarily of a write-down of the property and equipment at the Mexican facility of approximately $800,000, inventory items deemed to be in excess of production requirements of approximately $600,000, an accrual for contractual termination benefits of approximately $300,000 due Burgundy's entire workforce (approximately 130 employees) under the provisions of Mexico's labor regulations and the write-off of goodwill of approximately $60,000. The Company expects to pay approximately 65% of the severance benefits in the first quarter of fiscal year 2004 and the remaining 35% in the second quarter of fiscal year 2004. The Company will continue to charge the ongoing operating costs associated with Burgundy's production in the period in which the costs are incurred. The Company estimates the total cost of liquidation, including costs to be incurred to operate until closure, to be approximately $2.2 million.

Interest expense for the third quarter of fiscal year 2003 decreased by $238,000 because of a lower average debt balance and reduced interest rates.

Income tax expense includes a provision for alternative minimum taxes of $37,000 and applicable state income taxes of $115,000. For the quarter ended December 30, 2001, the Company recorded an income tax benefit of $121,000 due to the utilization of net operating carryforwards.

NINE MONTHS ENDED DECEMBER 29, 2002 COMPARED TO THE NINE MONTHS ENDED DECEMBER 30, 2001

Total net sales for the nine months ended December 29, 2002 decreased $25.9 million, or 27.6%, to $68.0 million from $93.9 million for the same period in fiscal year 2002. Net sales of bedroom and bath products decreased $19.9 million, or 100%, net sales of throws decreased $475,000, or 18.3%, to $2.1 million, and net sales of infant and juvenile products decreased $5.5 million, or 7.8%, to $65.8 million.

The decrease in sales of bedroom and bath products was the result of the sale of the Adult Bedding division on July 23, 2001. Of the decrease in sales of infant and juvenile products, management estimates that approximately $3 million was due to lost sales resulting from the West Coast port slowdown in September 2002 and the subsequent closure in October 2002 discussed above. The remaining decrease is attributable to lower reorders in ongoing business due to SKU reduction by certain major customers.

During the nine months ended December 29, 2002, cost of sales decreased to 77.9% of net sales from 78.2% for the same period in fiscal year 2002. The decrease relates primarily to changes in product mix as a result of the divestment referenced above.

Marketing and administrative expenses decreased by $7.1 million, or 42.7%, in the current year compared to the same period in the prior fiscal year and were 13.9% of net sales for the current year compared to 17.6% in the corresponding period of the prior year. The decrease is a result of the divestment referenced above as well as the elimination of duplicate positions and locations.

As discussed above and in Note 5 to the Company's Consolidated Financial Statements, the Company recorded a $1.8 million restructuring charge in the quarter ended December 29, 2002.

Interest expense for the nine months ended December 29, 2002 decreased by $2.3 million because of a lower average debt balance and reduced interest rates.

Due to accumulated losses, the income tax provision for the nine months ended December 29, 2002 includes a provision for federal alternative minimum tax of $75,000, along with a provision for state income taxes of $195,000, for a total tax provision of $270,000. For the nine months ended December 30, 2001, the Company recorded an income tax benefit of $83,000.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6.3 million for the nine months ended December 29, 2002 compared to net cash provided by operating activities of $8.1 million for the nine months ended December 30, 2001. Net cash used for investing activities was $303,000 compared to net cash provided by investing activities of $18.1 million in the prior year period. Net cash used for financing activities was $6.2 million compared to net cash used for financing activities of $26.5 million in the prior year period.

The Company's ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company's future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations together with revolving credit availability will be adequate to meet liquidity needs.

To reduce its exposure to credit losses and to enhance its cash flow, the Company factors the majority of its trade accounts receivable. The Company's factor establishes customer credit lines and accounts for and collects receivable balances. The factor remits payment to the Company on the average due dates of the factored invoices. The factor assumes all responsibility for credit losses on sales within approved credit lines, but may deduct from its remittances to the Company the amounts of customer deductions for returns, allowances, disputes and discounts. The Company's factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of the federal securities law. Such statements are based upon management's current expectations, projections, estimates and assumptions. Words such as "expects," "believes," "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those anticipated. These risks include, among others, general economic conditions, changing competition, the level and pricing of future orders from the Company's customers, the Company's dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company's ability to successfully implement new information technologies, the Company's ability to integrate its acquisitions and new licenses and the Company's ability to implement improvements in its acquired businesses.

                      ITEM 3 - QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt, commodity prices and foreign exchange rates. The exposure to interest rate risk relates to its floating rate debt, $1.1 million of which was outstanding at December 29, 2002 compared to $5.5 million at March 31, 2002. Each 1.0 percentage point increase in interest rates would impact annual pretax earnings by $11,000 at the debt level of December 29, 2002 and $55,000 at the debt level of March 31, 2002. The exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. The exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended March 31, 2002, this subsidiary manufactured products for the Company with a value of approximately $3.9 million. The Company's investment in the subsidiary was approximately $2.6 million at March 31, 2002. In December 2002, the Company adopted a formal plan to liquidate this facility.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.1 Second Amendment to Subordinated Note and Warrant Purchase Agreement dated as of February 10, 2003, by and among the Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.)

         10.2 Third Amendment to Credit Agreement dated as of February 10, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders

         99.1 Certification of the Company's Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                               CROWN CRAFTS, INC.

Date:  February 12, 2003            /s/ Amy Vidrine Samson
       _________________            ______________________________________
                                    AMY VIDRINE SAMSON
                                    Chief Financial Officer
                                    (duly authorized signatory and
                                    Principal Financial and Accounting
                                    Officer)

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

Date:  February 12, 2003
       ----------------

                                   /s/ E. Randall Chestnut
                                   -----------------------------------------
                                   E. Randall Chestnut
                                   Chairman of the Board, President & Chief
                                   Executive Officer

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

Date:  February 12, 2003
       -----------------

                                 /s/ Amy Vidrine Samson
                                 ----------------------------------------------
                                 Amy Vidrine Samson
                                 Vice President & Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.1              Second Amendment to Subordinated Note and Warrant Purchase
                  Agreement dated as of February 10, 2003, by and among the
                  Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of
                  America and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.)

10.2              Third Amendment to Credit Agreement dated as of February 10,
                  2003 by and among the Company, Churchill Weavers, Inc., Hamco,
                  Inc., Crown Crafts Infant Products, Inc., Wachovia Bank,
                  National Association (successor by merger to Wachovia Bank,
                  N.A.), as Agent, and Wachovia Bank, National Association
                  (successor by merger to Wachovia Bank, N.A.), Banc of America
                  Strategic Solutions, Inc. (assignee of Bank of America, N.A.)
                  and The Prudential Insurance Company of America, as Lenders

99.1              Certification of the Company's Chief Executive Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification of the Company's Chief Financial Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002