Form 10-K
period 2003-03-30
CROWN CRAFTS INC
filed 2003-06-19
CIK 25895

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



                      FOR THE FISCAL YEAR ENDED MARCH 30, 2003



                                                            OR




         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7604

                               CROWN CRAFTS, INC.
             (Exact name of registrant as specified in its charter)

                    GEORGIA                                         58-0678148
            (State of Incorporation)                   (I.R.S. Employer Identification No.)
              916 S. BURNSIDE AVE
              GONZALES, LOUISIANA                                     70737
    (Address of principal executive offices)                        (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (225) 647-9100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF CLASS                        NAME OF EXCHANGE ON WHICH REGISTERED
                 --------------                        ------------------------------------
         Common Stock, $1.00 par value                          OTC Bulletin Board
          Common Share Purchase Rights                          OTC Bulletin Board

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark if the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [ ]     No [X]

     As of September 29, 2002, 9,421,437 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of these shares on that date) held by persons other than Officers, Directors, and 5% shareholders was approximately $3,078,755.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Crown Crafts, Inc. Proxy Statement in connection with its 2003 Annual Meeting of Shareholders (Parts II and III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     In response to changing business conditions in the consumer products industry, the Company made significant changes in its business operations over the last three years. In addition to a program of cost reductions and rationalization, the Company outsourced virtually all of its manufacturing to domestic and foreign contract manufacturers with the exception of the specialty hand wovens produced by Churchill Weavers and, until recently, screen-printed infant bibs produced by Burgundy in Mexico. The Woven Products division, with manufacturing primarily in north Georgia, was sold on November 14, 2000 and net proceeds of $32.3 million were used to reduce debt. Following the outsourcing of adult bedding and bath, the Roxboro, North Carolina plant was sold on June 14, 2001 and the proceeds of $8.0 million were used to reduce debt. Also, the Company made a decision to exit the Adult Bedding and Bath business, and its net assets related to that business of $12.4 million were sold effective July 23, 2001. Proceeds of the sale were $8.5 million cash plus the assumption of liabilities of $3.4 million as well as the assumption of certain contingent liabilities. Cash from the sale was used to reduce debt. Following the sale of the Adult Bedding and Bath business, the Company is now primarily in the infant and juvenile products business, but in describing the results of operations for fiscal 2002 and 2001, reference is made to all of the product groups. Because of the sale of assets and the refinancing that occurred July 23, 2001, the Company's historical results are not indicative of the Company's future operations.

     In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close the Mexican manufacturing facility operated by its majority-owned subsidiary, Burgundy Interamericana. This decision was based on extensive research by management which indicated that, due to lower wages and the elimination of the quota on bibs, outsourcing the supply of products currently manufactured by Burgundy to Asian manufacturers was more cost-effective and competitive than maintaining existing operations in Mexico. Under the plan, Burgundy will continue to operate through the first quarter of fiscal 2004, at which time the Company will begin to liquidate Burgundy's assets. As a result of the decision of the Company to discontinue its Mexican operations, the Company recorded a $1.8 million restructuring charge to operations in the quarter ended December 29, 2002, which consists primarily of a write-down of the property and equipment at the Mexican facility of approximately $800,000, inventory items deemed to be in excess of production requirements of approximately $600,000, an accrual for contractual termination benefits of approximately $300,000 due Burgundy's entire workforce (approximately 130 employees) under the provisions of Mexico's labor regulations and the write-off of goodwill of approximately $60,000. The Company expects to pay approximately 65% of the severance benefits in the first quarter of fiscal 2004 and the remaining 35% in the second quarter of fiscal 2004. The Company will continue to charge the ongoing operating costs associated with Burgundy's production in the period in which the costs are incurred. As of March 30, 2003, the Company estimates the total cost of liquidation, including costs to be incurred to operate until closure, to be approximately $2.2 million.

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

     During the fiscal years ended March 30, 2003, March 31, 2002 and April 1, 2001, bedroom and bath products represented 0%, 17% and 37%, respectively, of consolidated net sales; throws represented 3%, 3% and 22%, respectively, of consolidated net sales; and infant and juvenile products represented 97%, 80% and 41%, respectively, of consolidated net sales.

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

     The Company's designers and stylists work closely with the Company's marketing staff and licensors to develop new designs. The Company develops designs internally and also obtains designs from numerous additional sources, including graphic artists, decorative fabric manufacturers, apparel designers, and its employees. The Company utilizes computer-aided-design systems to increase its design flexibility and reduce costs. In addition, these systems significantly shorten the time for responding to customer demands and changing market trends. The Company also creates designs for exclusive sale by certain of its customers.

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

                                                                 FISCAL YEAR
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Toys R Us...................................................   31%    26%    13%
Wal-Mart Stores, Inc........................................   30%    22%    16%
Target Corporation..........................................   10%     *      *
Federated Department Stores.................................    *      *     14%

---------------

* Less than 10%.

     The Company's sales offices are located in Huntington Beach, California, Gonzales, Louisiana, Berea, Kentucky, Rogers, Arkansas and Lynne Haven, Florida. The Company sells substantially all of its products to retailers for resale to consumers. The Company's infant product subsidiaries generally introduce new products once each year during the annual Juvenile Products Manufacturers' Association ("JPMA") trade show. Private label products manufactured by the Company are introduced throughout the year. New product introductions for the gift trade are concentrated in January through March and June through August when Churchill Weavers participates in numerous local and regional gift shows.

     In fiscal 2003, less than 1% of the Company's gross sales were made through its retail store in Berea, Kentucky. During fiscal 2001, stores in Calhoun, Georgia and Rancho Santa Margarita, California were closed. The Company's Roxboro, North Carolina store was sold on July 17, 2001.

MANUFACTURING

     The Company's infant products are produced primarily by domestic and foreign contract manufacturers. These products are then warehoused and shipped from facilities in Compton, California and Gonzales, Louisiana.

RAW MATERIALS

     The principal raw materials used in the manufacture of infant comforters, sheets and accessories are printed and solid color cotton and polycotton fabrics, and polyester fibers used as filling material. The principal raw materials used in the manufacture of throws and other products are natural-color and pre-dyed 100% cotton yarns, rayon yarns, and acrylic yarns. The principal raw materials used in the production of infant bibs are knit-terry polycotton, woven polycotton and vinyl fabrics. Although the Company usually maintains supply relationships with only a limited number of suppliers, the Company believes these raw materials presently are available from several sources in quantities sufficient to meet the Company's requirements.

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

     The Company carries normal inventory levels to meet delivery requirements of customers. Customer returns of merchandise shipped are historically approximately 0.8% of gross sales.

ORDER BACKLOG

     The Company's backlog of unfilled customer orders believed by management to be firm were $3.4 million and $3.9 million at March 30, 2003 and March 31, 2002, respectively. The majority of these unfilled orders are shipped within approximately eight weeks, and none are expected to be shipped beyond the completion of the fiscal year ending March 29, 2004. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlogs are a meaningful indicator of future business.

TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company's products are marketed in part under well-known trademarks. The Company considers its trademarks to be of material importance to its business. Infant products carry the trademarks Red Calliope(R), Cuddle Me(R), NoJo(R), Hamco(R), Pinky Baby(R), and Churchill Weavers(R). Protection for these trademarks is obtained through domestic registrations.

     Certain products are manufactured and sold pursuant to licensing agreements for trademarks that include, among others, Disney(R). The licensing agreements for the Company's designer brands generally are for an initial term of one to five years, and may or may not be subject to renewal or extension. Sales of product under the Company's licenses with Disney Enterprises, Inc. accounted for 30% of the Company's total gross sales volume during fiscal 2003.

     Many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.

     During the fiscal year ended March 28, 1999, the Company entered into licensing agreements with Calvin Klein, Inc. and Disney Enterprises, Inc. The Calvin Klein license granted the Company the right to produce and sell bedroom and bath products under the Calvin Klein brand. The Disney license expands the Company's right to produce and sell products featuring Disney characters. The current Disney license expires December 31, 2004. In connection with the sale of the Adult Bedding and Bath business effective July 23, 2001, the rights of the Company under the Calvin Klein license were terminated.

     The Company's aggregate commitment for minimum guaranteed royalty payments under all of its license agreements is $2.4 million, $0.3 million, $0.2 million, and $0 for fiscal 2004, 2005, 2006 and thereafter, respectively. The Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company's total royalty expense, net of royalty income, was $6.5 million, $7.5 million and $14.4 million for fiscal 2003, 2002 and 2001, respectively.

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

EMPLOYEES

     At March 30, 2003, the Company had approximately 386 employees. None of the Company's U.S. employees are represented by a labor union, and the Company considers its relationship with its employees to be good. The Company's 127 employees in Mexico are represented by a labor union. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement.

INTERNATIONAL SALES

     Sales to customers in foreign countries outside the United States are not currently material to the Company's business.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Gonzales, Louisiana. The Company rents approximately 17,211 square feet at this location under a lease that expires April 25, 2007.

     The following table summarizes certain information regarding the Company's principal properties.

                                                                         APPROXIMATE   OWNED/
LOCATION                                       USE                       SQUARE FEET   LEASED
--------                                       ---                       -----------   ------
Gonzales, Louisiana.......  Administrative and sales office                 17,211     Leased(1)
Berea, Kentucky...........  Offices, manufacturing, warehouse and           53,000      Owned
                            distribution facilities and retail store
Compton, California.......  Offices, warehouse and distribution center     157,400     Leased(2)
Compton, California.......  Warehouse                                      100,000     Leased(3)
Gonzales, Louisiana.......  Office, warehouse and distribution center       60,000     Leased(4)
Huntington Beach,           Offices                                          7,600     Leased(5)
  California..............
Rogers, Arkansas..........  Sales office                                     1,625     Leased(6)

---------------

(1) Lease expires April 25, 2007.

(2) Lease expires May 31, 2006.

(3) Lease expires May 31, 2004.

(4) Lease expires March 31, 2005.

(5) Lease expires April 30, 2004.

(6) Lease expires November 30, 2004.

     Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The Company's business is somewhat seasonal so that during the late summer and fall months these facilities are fully utilized, while at other times of the year the Company has excess capacity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 30, 2003.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company is authorized by its Articles of Incorporation to issue up to 50,000,000 shares of capital stock, all of which are designated common stock, par value $1.00 per share.

COMMON STOCK

     Effective April 10, 2001, the Company's common stock (the "Common Stock") was removed from the listing of the New York Stock Exchange ("NYSE") as it fell below the minimum standards of market capitalization for continued listing by the NYSE. The Common Stock currently trades on the OTC Bulletin Board with the ticker symbol "CRWS". The following table presents quarterly information on the price range of the Company's Common Stock for the fiscal years ended March 30, 2003 and March 31, 2002. This information indicates the high and low sale prices as reported on the OTC Bulletin Board.

QUARTER                                                       HIGH     LOW
-------                                                       -----   -----
FISCAL 2003
First Quarter...............................................  $0.80   $0.43
Second Quarter..............................................   1.05    0.55
Third Quarter...............................................   0.60    0.41
Fourth Quarter..............................................   0.55    0.45
FISCAL 2002
First Quarter...............................................  $0.60   $0.09
Second Quarter..............................................   0.90    0.12
Third Quarter...............................................   0.90    0.25
Fourth Quarter..............................................   0.60    0.40

     As of June 4, 2003 there were issued and outstanding 9,421,437 shares of the Company's Common Stock held by approximately 744 registered holders. At June 4, 2003, the Company's Common Stock closed at $0.68.

     In fiscal 2000, the Company paid a dividend of $0.03 per share on its Common Stock on each of June 27, 1999, September 26, 1999 and December 26, 1999. As part of the conditions under its loan agreements and to conserve liquidity, the Company has not paid a dividend since December 26, 1999 and has no plans to resume payment of dividends.

     The information set forth under the caption "Equity Compensation Plans" in the Proxy Statement is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended March 30, 2003 is from the Company's financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report.

                                                       FISCAL YEAR
                                   ---------------------------------------------------
                                    2003       2002       2001       2000       1999
                                   -------   --------   --------   --------   --------
                                           IN THOUSANDS, EXCEPT PER SHARE DATA
FOR THE YEAR
Net sales........................  $94,735   $117,591   $247,515   $319,893   $362,071
Gross profit.....................   21,420     25,928     18,542     35,156     51,259
Income (loss) from operations....    6,948      5,022    (59,555)   (19,558)    (7,026)
Net income (loss)................    2,487     27,002    (73,587)   (29,148)   (11,772)
Basic net income (loss) per
  share..........................     0.26       2.95      (8.55)     (3.39)     (1.37)
Diluted net income (loss) per
  share..........................     0.12       1.37      (8.55)     (3.39)     (1.37)
Cash dividends per share.........     0.00       0.00       0.00       0.09       0.12
AT YEAR END
Total assets.....................  $57,926   $ 60,200   $ 90,678   $215,004   $264,851
Long-term debt...................   30,895     36,773     47,650    106,593     72,857
Shareholders' equity (deficit)...   15,265     12,813    (16,773)    56,815     86,779

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND DISPOSITIONS

     In response to changing business conditions in the consumer products industry, the Company made significant changes in its business operations over the last three years. In addition to a program of cost reductions and rationalization, the Company outsourced virtually all of its manufacturing to domestic and foreign contract manufacturers with the exception of the specialty hand wovens produced by Churchill Weavers and, until recently, screen-printed infant bibs produced by Burgundy in Mexico. The Woven Products division, with manufacturing primarily in north Georgia, was sold on November 14, 2000 and net proceeds of $32.3 million were used to reduce debt. Following the outsourcing of adult bedding and bath, the Roxboro, North Carolina plant was sold on June 14, 2001 and the proceeds of $8.0 million were used to reduce debt. Also, the Company made a decision to exit the Adult Bedding and Bath business, and its net assets related to that business of $12.4 million were sold effective July 23, 2001. Proceeds of the sale were $8.5 million cash plus the assumption of liabilities of $3.4 million as well as the assumption of certain contingent liabilities. Cash from the sale was used to reduce debt. Following the sale of the Adult Bedding and Bath business, the Company is now primarily in the infant and juvenile products business, but in describing the results of operations for fiscal 2002 and 2001, reference is made to all of the product groups. Because of the sale of assets and the refinancing that occurred July 23, 2001, the historical results are not indicative of the Company's future operations. The provision for impairment recorded in 2001 includes $12.4 million for a computer system that was abandoned in fiscal 2001.

RESTRUCTURING CHARGE

     In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close the Mexican manufacturing facility operated by its majority-owned subsidiary, Burgundy Interamericana. This decision was based on extensive research by management which indicated that, due to lower wages and the elimination of the quota on bibs, outsourcing the supply of products currently manufactured by Burgundy to Asian manufacturers was more cost-effective and competitive than maintaining existing operations in Mexico. Under the plan, Burgundy will continue to operate through the first quarter of fiscal 2004, at which time the Company will begin to liquidate Burgundy's assets. As a result of the decision, the Company recorded a $1.8 million restructuring charge to operations in the quarter ended December 29, 2002, which consists primarily of a write-down of the property and equipment at the Mexican facility of approximately $800,000, inventory items deemed to be in excess of production requirements of approximately $600,000, an accrual for contractual termination benefits of approximately $300,000 due Burgundy's entire workforce (approximately 130 employees) under the provisions of Mexico's labor regulations and the write-off of goodwill of approximately $60,000. The Company expects to pay approximately 65% of the severance benefits in the first quarter of fiscal 2004 and the remaining 35% in the second quarter of fiscal 2004. The Company will continue to charge the ongoing operating costs associated with Burgundy's production in the period in which the costs are incurred. As of March 30, 2003, the Company estimates the total cost of liquidation, including costs to be incurred to operate until closure, to be approximately $2.2 million.

RESULTS OF OPERATIONS: FISCAL 2003 COMPARED TO FISCAL 2002

     Total net sales for fiscal 2003 decreased $22.9 million, or 19.4%, to $94.7 million from $117.6 million for fiscal 2002. Net sales of bedroom and bath products decreased $19.9 million, or 100%, net sales of throws decreased $635,000, or 19.9%, to $2.6 million, and net sales of infant and juvenile products decreased $2.2 million, or 2.3%, to $92.2 million.

     The decrease in sales of bedroom and bath products was the result of the sale of the Adult Bedding and Bath division on July 23, 2001. The decrease in sales of infant and juvenile products is primarily due to lost sales resulting from the West Coast port slowdown in September 2002 and the subsequent closure in October 2002 and lower reorders in ongoing business due to SKU reduction by certain major customers.

     In fiscal 2003, cost of sales decreased to 77.4% of net sales from 78.0% for fiscal 2002. The decrease relates primarily to changes in product mix as a result of the divestment referenced above.

     Marketing and administrative expenses decreased by $8.2 million, or 39.3%, in the current fiscal year compared to the prior fiscal year and were 13.4% of net sales for the current fiscal year compared to 17.7% in the prior fiscal year. The decrease is a result of the divestment referenced above as well as the elimination of duplicate positions and locations.

     As discussed in Note 4 to the Company's Consolidated Financial Statements, the Company recorded a $1.8 million restructuring charge in the quarter ended December 29, 2002 related to the closure of the Company's Mexican manufacturing facility.

     Interest expense for fiscal 2003 decreased by $2.4 million because of a lower average debt balance and reduced interest rates. As discussed in "Financial Position, Liquidity and Capital Resources" below, the Company had $30.9 million in long-term debt at March 30, 2003 compared to $36.8 million at March 31, 2002. This $5.9 million decrease in debt includes payments totaling $3 million on senior notes and a decrease in the revolving credit facility of $3.7 million offset by an increase in debt related to the amortization of the discount discussed below and the issuance of a promissory note in the amount of $274,000 related to the payment of interest on the senior subordinated notes.

     Due to accumulated losses, the income tax provision for fiscal 2003 includes a provision for federal alternative minimum tax of $103,000, along with a provision for state income taxes of $161,000, for a total tax provision of $264,000. For fiscal 2002, the Company recorded an income tax benefit of $1.9 million.

RESULTS OF OPERATIONS: FISCAL 2002 COMPARED TO FISCAL 2001

     Total net sales for fiscal 2002 decreased $129.9 million, or 52.5%, to $117.6 million. Net sales of bedroom and bath products decreased $70.6 million to $19.9 million, net sales of throws decreased $52.1 million to $3.2 million, and net sales of infant and juvenile products decreased $7.1 million to $94.5 million.

     The decrease in sales of throws was due to the sale of the Woven Products division on November 14, 2000. The decrease in sales of bedroom and bath products was the result of the sale of the Adult Bedding and Bath division on July 23, 2001. Lower sales of infant and juvenile products were due to changes in buying patterns by major retailers.

     In fiscal 2002, cost of sales decreased to 78.0% of net sales from 92.5% in fiscal 2001. The decrease relates primarily to changes in product mix as a result of the divestments mentioned above. In addition, the Company incurred lower manufacturing costs as a result of outsourcing.

     Marketing and administrative expenses decreased $22.4 million, or 51.8%, for fiscal 2002 as the Company continued its restructuring. Marketing and selling expenses decreased by $12.2 million from $19.3 million in fiscal 2001 to $7.1 million in fiscal 2002 as a result of the restructuring and reduced sales. Administrative expenses decreased from $22.9 million to $12.7 million as cost reductions were partially offset by restructuring expenses such as consulting, legal and investment banking fees. Amortization of goodwill was $1.1 million for both fiscal year 2002 and 2001.

     For fiscal 2002, loss on disposition of assets was $34,000 compared to a loss on disposition of assets of $6.5 million for fiscal 2001. The loss in fiscal 2002 represented a loss on the sale of leasehold improvements in connection with the move of the Company's subsidiary, Hamco. The loss in fiscal 2001 represented the loss on sale of the Woven Products division. Also in 2001, gains, primarily on the sale of real property in Louisiana and North Carolina, were offset by other losses. The provision for impairment of $28.2 million at April 1, 2001 includes a $4.9 million loss on sale of the Timberlake, North Carolina plant, a $10.9 million impairment for the expected loss on sale of the Adult Bedding and Bath business and a $12.4 million impairment for abandoned computer systems. Losses on sale of inventory of $2.9 million and $13.3 million were also incurred in connection with the sales of the Woven Products division and the Adult Bedding and Bath business, respectively. This expense was included in cost of sales. Because of the sale of assets and the refinancing that occurred July 23, 2001, the historical results are not indicative of the Company's future operations.

     Interest expense decreased by $7.8 million as a result of the restructuring of the Company discussed in the "Financial Position, Liquidity and Capital Resources" section below. Other income, net of expenses, increased by $1.3 million due to a reduction in other expenses.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $6.0 million for the year ended March 30, 2003 compared to net cash provided by operating activities of $5.4 million for the year ended March 31, 2002. Net cash used by investing activities was $0.4 million in 2003 compared to net cash provided by investing activities of $18.0 million in the prior year period. Net cash used for financing activities was $5.9 million compared to net cash used for financing activities of $23.6 million in the prior year period. Total debt outstanding decreased to $33.9 million at March 30, 2003 from $39.8 million at March 31, 2002. As of March 30, 2003, letters of credit of $1.35 million were outstanding against the $3 million sub-limit for letters of credit associated with the Company's $19 million revolving credit facility. As of March 30, 2003, the Company had revolving credit availability of $15.3 million.

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

     At March 30, 2003 and March 31, 2002, long-term debt consisted of:

                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Promissory notes............................................   $35,068     $38,000
Floating rate revolving credit facilities...................     1,799       5,542
Non-interest bearing notes..................................       274          --
Original issue discount.....................................    (3,232)     (3,769)
                                                               -------     -------
                                                                33,909      39,773
Less current maturities.....................................     3,014       3,000
                                                               -------     -------
                                                               $30,895     $36,773
                                                               =======     =======

     On July 23, 2001 the Company completed a refinancing of its debt. These credit facilities include the following:

          Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit, of which $14.0 million was drawn at closing. The interest rate is prime plus 1.00% (5.25% at March 30, 2003) for base rate borrowings and LIBOR plus 2.75% (4.06% at March 30, 2003) for Euro-dollar borrowings. The maturity date is June 30, 2004. The facility is secured by a first lien on all assets. The balance at March 30, 2003 was $1.8 million. The Company had $15.3 million available at March 30, 2003. As of March 30, 2003, letters of credit of $1.35 million were outstanding against the $3 million sub-limit for letters of credit associated with the $19 million revolving credit facility.

          Senior Notes of $14 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. On September 30, 2002, the Company made a payment to the lenders of $1.6 million related to excess cash flow. The Company anticipates that it will make another excess cash flow payment of $1.3 million on September 30, 2003.

          Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes,
     (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $3.2 million is included in the Consolidated Balance Sheet as of March 30, 2003.

     These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders' equity. Certain covenants included in the credit facilities were amended in conjunction with the liquidation of Burgundy, as discussed in Note 4 to the Company's Consolidated Financial Statements, in order to account for the recording of the related restructuring charge. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends.

     Minimum annual maturities are as follows (in thousands):

FISCAL                              REVOLVER   SENIOR NOTES   SUB NOTES   PIK NOTES    TOTAL
------                              --------   ------------   ---------   ---------   -------
2004..............................   $   --      $ 3,000       $    --      $ --      $ 3,000
2005..............................       --        2,000            --        --        2,000
2006..............................       --        2,500            --        --        2,500
2007..............................    1,799        3,500            --        --        5,299
2008..............................       --           --        24,000*      274       24,274
                                     ------      -------       -------      ----      -------
Total.............................   $1,799      $11,000       $24,000      $274      $37,073
                                     ======      =======       =======      ====      =======

---------------

* Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

     As part of the refinancing, the Company issued to the lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire in six years from their date of issuance. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid-in capital in the second quarter of fiscal 2002. The dilutive effect of these warrants on earnings per share for the fiscal periods ended March 30, 2003 and March 31, 2002 was $0.15 per share and $1.58 per share, respectively. Also, in the second quarter of fiscal 2002, the Company recognized a gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.

     To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company's factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2005, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at the greater of 6% or prime, which was 4.25% at March 30, 2003, until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company's factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

     Management does not believe that inflation has had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

     During fiscal 2002, the Company incurred approximately $1.5 million in non-recurring charges related to the sale of the Adult Bedding and Bath division in July, 2001, the sale of the Woven Products division in November, 2000, and the relocation of the Company's corporate headquarters. These costs included $850,000 in wages and benefits (including severance) paid to temporary and terminated employees, $795,000 in operating expenses and $206,000 in data collection and transfer costs offset by $356,000 in vendor discounts and allowances.

CRITICAL ACCOUNTING POLICIES

     While the listing below is not inclusive of all of the Company's accounting policies, the Company's management believes that the following policies are those which are most critical and embody the most significant management judgments due to the uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical policies are:

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

     The Company factors the majority of its receivables. In the event a factored receivable becomes uncollectible due to credit worthiness, the factor bears the risk of loss. The Company's management must make estimates of the uncollectibility of its non-factored accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers' payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company's accounts receivable at March 30, 2003 totaled $15.8 million, net of the allowances of $1.9 million.

     Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances. Such amount is presented as a current asset in the Company's balance sheet and is a direct determinant of cost of goods sold in the statement of operations and, therefore, has a significant impact on the amount of net income reported in an accounting period. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to bring the inventory quantities to their existing condition and location. The Company's inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are manufactured or purchased. The Company utilizes standard costs as a management tool. The Company's standard cost valuation of its inventories is adjusted at regular intervals to reflect the approximate cost of the inventory under FIFO. The determination of the indirect charges and their allocation to the Company's work-in-process and finished goods inventories is complex and requires significant management judgment and estimates. Material differences may result in the valuation of the Company's inventories and in the amount and timing of the Company's cost of goods sold and resulting net income for any period if management made different judgments or utilized different estimates.

     On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company's operations. To the extent that any of these conditions are believed to exist or the utility of the inventory quantities in the ordinary course of business is no longer as great as their carrying value, an allowance against the inventory valuation is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in the Company's statement of operations, generally in cost of goods sold. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may need to establish additional allowances which could materially impact the Company's financial position and results of operation.

     As of March 30, 2003, the Company's inventories totaled $15.5 million, net of allowances for discontinued and irregular inventories of $1.6 million. Management believes that the Company's inventory valuation together with recorded allowances for slow moving and obsolete inventories, results in carrying the inventory at lower of cost or market.

     Derivative Instruments and Hedging Activities: The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on April 2, 2001. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At March 30, 2003 and March 31, 2002 the Company had no derivative instruments.

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

     In the event that the carrying value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairment is measured using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $25.2 million as of March 30, 2003.

     As discussed below, on April 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, and as a result, the Company discontinued amortizing approximately $23.0 million of goodwill but continued to amortize other long-lived intangible assets. Goodwill amortization expense recorded during 2002 amounted to approximately $1.1 million. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. The Company performed a transitional fair value based impairment test on its goodwill in accordance with SFAS 142 and has determined that the fair value exceeded the recorded value at April 1, 2002.

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

                                                           2003     2002       2001
                                                          ------   -------   --------
Reported net income (loss)..............................  $2,487   $27,002   $(73,587)
  Goodwill amortization.................................      --     1,054      1,099
                                                          ------   -------   --------
  Adjusted net income (loss)............................  $2,487   $28,056   $(72,488)
                                                          ======   =======   ========
Basic income (loss) per share:
  Reported net income (loss)............................  $ 0.26   $  2.95   $  (8.55)
  Goodwill amortization.................................      --      0.11       0.13
                                                          ------   -------   --------
  Adjusted net income (loss)............................  $ 0.26   $  3.06   $  (8.42)
                                                          ======   =======   ========
Diluted income (loss) per share:
  Reported net income (loss)............................  $ 0.12   $  1.37   $  (8.55)
  Goodwill amortization.................................      --      0.05       0.13
                                                          ------   -------   --------
  Adjusted net income (loss)............................  $ 0.12   $  1.42   $  (8.42)
                                                          ======   =======   ========

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

     In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which was effective for transactions initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The adoption of FAS 146 did not have a material impact on the Company's consolidated financial statements on the date of adoption.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No.
123. SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company's fiscal period ending March 30, 2003. Management adopted this standard on that date and determined that they would continue to utilize the intrinsic method of accounting and included the additional disclosures in the current year financial statements.

FORWARD-LOOKING INFORMATION

     This annual report contains forward-looking statements within the meaning of the federal securities law. Such statements are based upon management's current expectations, projections, estimates and assumptions. Words such as "expects," "believes," "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those anticipated. These risks include, among others, general economic conditions, changing competition, the level and pricing of future orders from the Company's customers, the Company's dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company's ability to successfully implement new information technologies, the Company's ability to integrate its acquisitions and new licenses and the Company's ability to implement operational improvements in its acquired businesses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on debt, commodity prices and foreign exchange rates. The exposure to interest rate risk relates to its floating rate debt, $1.8 million of which was outstanding at March 30, 2003 compared to $5.5 million at March 31, 2002. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $18,000 at the debt level of March 30, 2003 and $55,000 at the debt level of March 31, 2002. The exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company's products. The exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended March 30, 2003, this subsidiary manufactured products for the Company with a value of approximately $4.5 million compared to $3.9 million during the fiscal year ended March 30, 2002. The Company's investment in the subsidiary was approximately $2.7 million at March 30, 2003 and March 31, 2002. In December 2002, the Company adopted a formal plan to terminate operations at this facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-19 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "Voting Rights and Principal Shareholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

     Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1. Financial Statements. The following consolidated financial statements of the Company are filed with this report and included in Part II,
Item 8:

                                                               PAGE
                                                               ----
Independent Auditors' Report................................   F-1
Consolidated Balance Sheets as of March 30, 2003 and March
  31, 2002..................................................   F-2
Consolidated Statements of Operations and Comprehensive
  Income (Loss) for the Three Fiscal Years in the Period
  Ended March 30, 2003......................................   F-3
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit) for the Three Fiscal Years in the Period Ended
  March 30, 2003............................................   F-4
Consolidated Statements of Cash Flows for the Three Fiscal
  Years in the Period Ended March 30, 2003..................   F-5
Notes to Consolidated Financial Statements..................   F-6

     (a)2. Financial Statement Schedule. The following financial statement schedule of the Company is filed with this report:

SCHEDULE                                                                                                              PAGE
--------                                                                                                              ----
II                     --    Valuation and Qualifying Accounts......................................................   17

     All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                                  SCHEDULE II.

                                                          VALUATION AND QUALIFYING ACCOUNTS
                                                ------------------------------------------------------
COLUMN A                                         COLUMN B     COLUMN C        COLUMN D       COLUMN E
--------                                        ----------   ----------     -------------   ----------
                                                             CHARGED TO
                                                             COSTS AND
                                                BALANCE AT   (REVERSED                      BALANCE AT
                                                BEGINNING      FROM)                          END OF
                                                OF PERIOD     EXPENSES      DEDUCTIONS(1)     PERIOD
                                                ----------   ----------     -------------   ----------
                                                                    (IN THOUSANDS)
Accounts Receivable Valuation Accounts:
Year Ended April 1, 2001
Allowance for doubtful accounts...............      609            32            465            176
Allowance for customer deductions.............    5,162        (3,401)(2)         --          1,761
Year Ended March 31, 2002
Allowance for doubtful accounts...............      176            46             28            194
Allowance for customer deductions.............    1,761          (114)            --          1,647
Year Ended March 30, 2003
Allowance for doubtful accounts...............      194           172            183            183
Allowance for customer deductions.............    1,647            97             --          1,744
Inventory Valuation Accounts:
Year Ended April 1, 2001
Allowance for discontinued and irregulars.....    6,176        (4,026)(2)         --          2,150
Year Ended March 31, 2002
Allowance for discontinued and irregulars.....    2,150            19             --          2,169
Year Ended March 30, 2003
Allowance for discontinued and irregulars.....    2,169          (536)            --          1,633
Restructuring Reserve:
Year ended March 31, 2002
Allowance for restructuring costs.............       --           554(3)          --            554
Year ended March 30, 2003
Allowance for restructuring costs.............      554         1,775(4)        (608)         1,721

---------------

(1) Deductions from the allowance for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(2) Credits relate to assets held for sale at April 1, 2001.

(3) Reserve relates to the closure of the Adult Bedding and Bath Division in July 2001.

(4) Reserve relates to the decision to close the Company's Mexican manufacturing facility.

     (a)3. Exhibits. Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------
 2.1        --  Merger Agreement dated as of October 8, 1995 between and among the Company and CC Acquisition Corp, and Neal Fohrman and Stanley Glickman and The Red Calliope and Associates,
                Inc.(5)
 2.2        --  Merger Agreement dated as of July 23, 2001 by and among the
                Company, Crown Crafts Designer, Inc., Design Works Holding
                Company and Design Works, Inc. (the "Merger Agreement").(9)
 3.1        --  Second Amended and Restated Articles of Incorporation of the
                Company.(9)
 3.2        --  Bylaws of the Company.(1)
 3.3        --  Amendments to Bylaws dated March 23, 2001.(8)
 4.1        --  Instruments defining the rights of security holders are contained in the Second Amended and Restated Articles of
                Incorporation of the Company.(1)
 4.2        --  Instruments defining the rights of security holders are contained in Article II of the Restated Bylaws of the
                Company.(1)
 4.3        --  Amendment No. 1 to Rights Agreement dated as of April 29,
                2003 between the Company and Sun Trust Bank (successor by
                merger to Trust Company Bank), including the amended and
                restated Summary of Rights to Purchase Common Shares
                (Exhibit B).(12)
 4.4        --  Form of Rights Agreement dated as of August 11, 1995 between the the Company and Trust Company Bank, including Form of
                Right Certificate and Summary of Rights to Purchase Common
                Shares.(2)
 4.5        --  Form of Registration Rights Agreement entered into in
                connection with the Subordinated Note and Warrant Purchase
                Agreement dated as of July 23, 2001 by and among the
                Company, Wachovia Bank, N.A., as Agent, and Wachovia Bank,
                N.A., Bank of America, N.A., and The Prudential Insurance
                Company of America (the "Sub Debt Agreement") (included as
                Exhibit C to the Sub Debt Agreement).(9)
10.1        --  Crown Crafts, Inc. Non-Qualified Stock Option Plan.(4)
10.2        --  Philip Bernstein Death Benefits Agreement dated March 30,
                1992.(3)
10.3        --  Description of Crown Crafts, Inc. Executive Incentive Bonus
                Plan.(3)
10.4        --  Crown Crafts, Inc. 1995 Stock Option Plan.(1)
10.5        --  Form of Nonstatutory Stock Option Agreement (pursuant to
                1995 Stock Option Plan).(1)
10.6        --  Form of Nonstatutory Stock Option Agreement for Nonemployee
                Directors (pursuant to 1995 Stock Option Plan).(1)
10.7        --  Employment Agreement dated as of July 23, 2001 by and
                between the Company and E. Randall Chestnut.(9)
10.8        --  Employment Agreement dated as of July 23, 2001 by and
                between the Company and Amy Vidrine Samson.(9)
10.9        --  Form of Restricted Stock Agreement entered into in
                connection with the Merger Agreement.(9)
10.10       --  Credit Agreement dated as of July 23, 2001 by and among the
                Company, Wachovia Bank, N.A., as Agent, and Wachovia Bank,
                N.A., Bank of America, N.A., and The Prudential Insurance
                Company of America (the "Credit Agreement").(9)
10.11       --  Form of Revolving Note issued in connection with the Credit
                Agreement (included as Exhibit A-1 to the Credit
                Agreement).(9)
10.12       --  Form of Term Note issued in connection with the Credit
                Agreement (included as Exhibit A-2 to the Credit
                Agreement).(9)
10.13       --  Form of Domestic Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit N to the Credit Agreement).(9)
10.14       --  Form of Foreign Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit T to the Credit Agreement).(9)

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------
10.15       --  Mortgage, Security Agreement and Fixture Financing Statement
                dated September 22, 1999 from Churchill Weavers, Inc.
                ("Churchill") to Wachovia, as Collateral Agent for the
                Lenders, as amended by that First Amendment to Mortgage,
                Security Agreement and Fixture Financing Statement dated
                July 23, 2001, entered into in connection with the Credit
                Agreement.(9)
10.16       --  Sub Debt Agreement.(9)
10.17       --  Form of Note issued in connection with the Sub Debt
                Agreement (included as Exhibit A-1 to the Sub Debt
                Agreement).(9)
10.18       --  Form of Warrant issued in connection with the Sub Debt
                Agreement (included as Exhibit B to the Sub Debt
                Agreement).(9)
10.19       --  Form of Domestic Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit
                D to the Sub Debt Agreement).(9)
10.20       --  Form of Foreign Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit
                E to the Sub Debt Agreement).(9)
10.21       --  Form of Security Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit F to the Sub
                Debt Agreement).(9)
10.22       --  Mortgage, Security Agreement and Fixture Financing Statement
                dated July 23, 2001 from Churchill to Wachovia, as
                Collateral Agent for the Lenders, entered into in connection with the Sub Debt Agreement.(9)
10.23       --  Amended and Restated Security Agreement dated as of July 23,
                2001 by and among the Borrowers and Wachovia, as Collateral
                Agent for the Lenders, entered into in connection with the
                Credit Agreement.(9)
10.24       --  Form of Non-Competition and Non-Disclosure Agreement entered into in connection with the Merger Agreement (included as
                Exhibit E to the Merger Agreement).(9)
10.25       --  License Agreement dated January 1, 1998 between Disney
                Enterprises, Inc. as Licensor and the Company as Licensee(6)
10.26       --  License Agreement dated May 11, 1998 between Calvin Klein,
                Inc. as Licensor, Crown Crafts Designer, Inc. (a
                wholly-owned subsidiary of the Company through July 23,
                2001), and the Company as Guarantor.(6)
10.27       --  Crown Crafts, Inc. Key Employee Retention Payment Trust
                Agreement dated as of November 14, 2000 between the Company and Branch Banking & Trust Co.(10)
10.28       --  Second Amendment to Subordinated Note and Warrant Purchase
                Agreement dated as of February 10, 2003 by and among the
                Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company
                of America and Wachovia Bank, National Association
                (successor by merger to Wachovia Bank, N.A.)(11)
10.29       --  Third Amendment to Credit Agreement dated as of February 10,
                2003 by and among the Company, Churchill Weavers, Inc.,
                Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia
                Bank, National Association (successor by merger to Wachovia
                Bank, N.A.), as Agent, and Wachovia Bank, National
                Association (successor by merger to Wachovia Bank, N.A.),
                Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of
                America, as Lenders(11)
10.30       --  Global Amendment Agreement dated as of April 29, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc.,
                Crown Crafts Infant Products, Inc., Wachovia Bank National
                Association, Banc of America Strategic Solutions, Inc., The
                Prudential Insurance Company of America and Bank of America,
                N.A.(13)
10.31       --  Reserved Shares Agreement dated as of April 20, 2003 by and among the Company, Bank of America, N.A., The Prudential
                Insurance Company of America and Wachovia Bank, National
                Association(13)
10.32       --  Support Agreement dated as of May 7, 2003 by and between the
                Company and Wynnefield Capital Management, LLC(14)

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------
10.33       --  Amendment to the Company's 1995 Stock Option Plan Adopted by
                the Board of Directors on April 29, 2003(15)
10.34       --  Employment Agreement dated as of July 23, 2001 by and
                between the Company and Nanci Freeman(15)
10.35       --  Amendment to Bylaws dated June 17, 2003(15)
21          --  Subsidiaries of the Company(15)
23          --  Consent of Deloitte & Touche LLP(15)
99.1        --  Certification of the Company's Chief Executive Officer
                Pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002(15)
99.2        --  Certification of the Company's Chief Financial Officer
                Pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002(15)

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

 (9) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated July 23, 2001.

(10) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(11) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.

(12) Incorporated herein by reference to Registrant's Registration Statement on Form 8-A dated April 29, 2003.

(13) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated May 9, 2003.

(14) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated May 9, 2003.

(15) Filed herewith.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ending March 30, 2003.

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

                                          CROWN CRAFTS, INC.

                                          BY:    /s/ E. RANDALL CHESTNUT
                                            ------------------------------------
                                                    E. Randall Chestnut
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                    SIGNATURES                                      TITLE                      DATE
                    ----------                                      -----                      ----

             /s/ E. RANDALL CHESTNUT                  Chief Executive Officer, Director    June 17, 2003
 ------------------------------------------------
               E. Randall Chestnut

             /s/ WILLIAM T. DEYO, JR.                             Director                 June 17, 2003
 ------------------------------------------------
               William T. Deyo, Jr.

                /s/ STEVEN E. FOX                                 Director                 June 17, 2003
 ------------------------------------------------
                  Steven E. Fox

               /s/ SIDNEY KIRSCHNER                               Director                 June 17, 2003
 ------------------------------------------------
                 Sidney Kirschner

                 /s/ ZENON S. NIE                                 Director                 June 17, 2003
 ------------------------------------------------
                   Zenon S. Nie

             /s/ WILLIAM PORTER PAYNE                             Director                 June 17, 2003
 ------------------------------------------------
               William Porter Payne

               /s/ DONALD RATAJCZAK                               Director                 June 17, 2003
 ------------------------------------------------
                 Donald Ratajczak

              /s/ JAMES A. VERBRUGGE                              Director                 June 17, 2003
 ------------------------------------------------
                James A. Verbrugge

              /s/ AMY VIDRINE SAMSON                       Chief Financial Officer         June 17, 2003
 ------------------------------------------------         Chief Accounting Officer
                Amy Vidrine Samson

     I, E. Randall Chestnut, certify that:

          1. I have reviewed this annual report on Form 10-K of Crown Crafts, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

             6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003
                                          /s/ E. RANDALL CHESTNUT
                                          --------------------------------------
                                                   E. Randall Chestnut
                                            Chairman of the Board, President &
                                                 Chief Executive Officer

     I, Amy Vidrine Samson, certify that:

          1. I have reviewed this annual report on Form 10-K of Crown Crafts, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003
                                          /s/ AMY VIDRINE SAMSON
                                          --------------------------------------
                                                    Amy Vidrine Samson
                                             Vice President & Chief Financial
                                                         Officer

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Audited Financial Statements:
  Independent Auditors' Report..............................    F-1
  Consolidated Balance Sheets as of March 30, 2003 and March
     31, 2002...............................................    F-2
  Consolidated Statements of Operations and Comprehensive
     Income (Loss) for the Fiscal Years Ended March 30,
     2003, March 31, 2002, and April 1, 2001................    F-3
  Consolidated Statements of Changes in Shareholders' Equity
     (Deficit) for the Fiscal Years Ended March 30, 2003,
     March 31, 2002, and April 1, 2001......................    F-4
  Consolidated Statements of Cash Flows for the Fiscal Years
     Ended March 30, 2003, March 31, 2002, and April 1,
     2001...................................................    F-5
  Notes to Consolidated Financial Statements................    F-6
Supplemental Financial Information:
  Selected Quarterly Financial Information (unaudited)......   F-19

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Crown Crafts, Inc.

     We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries ("the Company") as of March 30, 2003 and March 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 30, 2003. Our audit also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 30, 2003 and March 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in the year ended March 30, 2003.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
May 30, 2003

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       MARCH 30, 2003 AND MARCH 31, 2002
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               2003      2002
                                                              -------   -------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $   194   $   388
Accounts receivable (net of allowances of $1,927 in 2003 and
  $1,841 in 2002)
  Due from factor...........................................   14,472    11,549
  Other.....................................................    1,304       983
Inventories, net............................................   15,548    16,451
Income tax receivable.......................................       --     1,820
Other current assets........................................    1,114     2,466
                                                              -------   -------
          Total current assets..............................   32,632    33,657
PROPERTY, PLANT AND EQUIPMENT -- AT COST:
Land, buildings and improvements............................    1,920     2,863
Machinery and equipment.....................................    3,285     3,915
Furniture and fixtures......................................      677       617
                                                              -------   -------
                                                                5,882     7,395
Less accumulated depreciation...............................    3,644     4,065
                                                              -------   -------
          Property, plant and equipment -- net..............    2,238     3,330
OTHER ASSETS:
Goodwill (net of accumulated amortization of $6,261 in 2003
  and 2002).................................................   22,974    23,034
Other.......................................................       82       179
                                                              -------   -------
          TOTAL OTHER ASSETS................................   23,056    23,213
                                                              -------   -------
     TOTAL ASSETS...........................................  $57,926   $60,200
                                                              =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 4,524   $ 3,695
Accrued wages and benefits..................................    1,413     1,459
Accrued royalties...........................................    1,454     1,015
Other accrued liabilities...................................    1,361     1,421
Current maturities of long-term debt........................    3,014     3,000
                                                              -------   -------
          TOTAL CURRENT LIABILITIES.........................   11,766    10,590
NON-CURRENT LIABILITIES:
Long-term debt..............................................   30,895    36,773
Deferred income taxes.......................................       --        24
                                                              -------   -------
          TOTAL NON-CURRENT LIABILITIES.....................   30,895    36,797
COMMITMENTS AND CONTINGENCIES...............................       --        --
SHAREHOLDERS' EQUITY:
Common stock -- par value $1.00 per share, 50,000,000 shares authorized 9,421,437 issued and outstanding in 2003 and
  2002......................................................    9,421     9,421
Additional paid-in capital..................................   28,857    28,857
Accumulated deficit.........................................  (22,988)  (25,475)
Cumulative currency translation adjustment..................      (25)       10
                                                              -------   -------
          TOTAL SHAREHOLDERS' EQUITY........................   15,265    12,813
                                                              -------   -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............  $57,926   $60,200
                                                              =======   =======

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
      FISCAL YEARS ENDED MARCH 30, 2003, MARCH 31, 2002, AND APRIL 1, 2001
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               2003       2002       2001
                                                              -------   --------   --------
Net sales...................................................  $94,735   $117,591   $247,515
Cost of products sold.......................................   73,315     91,663    228,973
                                                              -------   --------   --------
Gross profit................................................   21,420     25,928     18,542
Marketing and administrative expenses.......................   12,686     20,872     43,311
Provision for impairment....................................       --         --     28,240
Loss on disposition of assets...............................       11         34      6,546
Restructuring charge........................................    1,775         --         --
                                                              -------   --------   --------
Income (loss) from operations...............................    6,948      5,022    (59,555)
Other income (expense):
  Interest expense..........................................   (4,548)    (6,943)   (14,781)
  Gain on extinguishment of debt............................       --     25,008         --
  Other -- net..............................................      351      2,035        726
                                                              -------   --------   --------
Income (loss) before income taxes...........................    2,751     25,122    (73,610)
Income tax (benefit) expense................................      264     (1,880)       (23)
                                                              -------   --------   --------
Net income (loss)...........................................    2,487     27,002    (73,587)
                                                              -------   --------   --------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment...................      (35)        76         (1)
                                                              -------   --------   --------
Comprehensive income (loss).................................  $ 2,452   $ 27,078   $(73,588)
                                                              =======   ========   ========
Basic income (loss) per share...............................  $  0.26   $   2.95   $  (8.55)
                                                              =======   ========   ========
Diluted income (loss) per share.............................  $  0.12   $   1.37   $  (8.55)
                                                              =======   ========   ========
Weighted average shares outstanding -- basic................    9,421      9,167      8,609
                                                              =======   ========   ========
Weighted average shares outstanding -- diluted..............   21,471     19,759      8,609
                                                              =======   ========   ========

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) FISCAL YEARS ENDED MARCH 30, 2003, MARCH 31, 2002 AND APRIL 1, 2001
                         (DOLLAR AMOUNTS IN THOUSANDS)

                               COMMON SHARES         TREASURY STOCK                     RETAINED     CUMULATIVE        TOTAL
                            -------------------   --------------------   ADDITIONAL    EARNINGS/      CURRENCY     SHAREHOLDERS'
                            NUMBER OF             NUMBER OF               PAID-IN     (ACCUMULATED   TRANSLATION      EQUITY/
                              SHARES     AMOUNT     SHARES      COST      CAPITAL       DEFICIT)     ADJUSTMENT      (DEFICIT)
                            ----------   ------   ----------   -------   ----------   ------------   -----------   -------------
BALANCES -- APRIL 2,
  2000....................   9,983,305   $9,983    1,374,462   $20,309    $46,096       $ 21,110        $(65)         $97,433
Net loss..................                                                               (73,587)                     (73,587)
Currency translation
  adjustment..............                                                                                (1)              (1)
Retirement of treasury
  stock...................  (1,374,462)  (1,374)  (1,374,462)  (20,309)   (18,935)                                    (40,618)
                            ----------   ------   ----------   -------    -------       --------        ----          -------
BALANCES -- APRIL 1,
  2001....................   8,608,843   8,609            --        --     27,161        (52,477)        (66)         (16,773)
Purchase 401(k) shares....     (14,406)    (15)                                10                                          (5)
Issuance of warrants......                                                  2,381                                       2,381
Issuance of shares........     827,000     827                               (695)                                        132
Net income................                                                                27,002                       27,002
Currency translation
  adjustment..............                                                                                76               76
                            ----------   ------   ----------   -------    -------       --------        ----          -------
BALANCES -- MARCH 31,
  2002....................   9,421,437   9,421            --        --     28,857        (25,475)         10           12,813
Net income................                                                                 2,487                        2,487
Currency translation
  adjustment..............                                                                               (35)             (35)
                            ----------   ------   ----------   -------    -------       --------        ----          -------
BALANCES -- MARCH 30,
  2003....................   9,421,437   $9,421           --        --    $28,857       $(22,988)       $(25)         $15,265
                            ==========   ======   ==========   =======    =======       ========        ====          =======

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FISCAL YEARS ENDED MARCH 30, 2003, MARCH 31, 2002, AND APRIL 1, 2001
                             (AMOUNTS IN THOUSANDS)

                                                              MARCH 30,   MARCH 31,   APRIL 1,
                                                                2003        2002        2001
                                                              ---------   ---------   --------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $  2,487    $ 27,002    $(73,587)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Gain on debt refinancing..................................        --     (25,008)         --
  Depreciation of property, plant and equipment.............       724         971       9,374
  Amortization of goodwill..................................        --       1,054       1,099
  Deferred income tax benefit...............................        --          --         (56)
  Provision for impairment..................................        --          --      28,240
  Loss on sale of property, plant, and equipment............        --          34       2,752
  Restructuring Charge......................................     1,775          --          --
  Changes in assets and liabilities, net of effects of
     acquisitions of businesses:
     Accounts receivable....................................    (3,244)      4,970      26,920
     Inventories, net.......................................       300       3,113      53,705
     Income tax receivable..................................     1,820      (1,820)         --
     Other current assets...................................     1,352        (233)      4,752
     Other assets...........................................        96         142       3,944
     Accounts payable.......................................       829      (4,775)     (9,527)
     Accrued liabilities....................................       (86)     (2,651)     (5,458)
     Other long term liabilities............................       (24)       (745)         --
     Liabilities assumed by purchaser of adult bedding......        --       3,372          --
     Reclassification of current assets to held for sale....        --         (39)    (17,112)
                                                              --------    --------    --------
Net cash provided by operating activities...................     6,029       5,387      25,046
                                                              --------    --------    --------
INVESTING ACTIVITIES:
Capital expenditures........................................      (397)       (309)     (1,356)
Proceeds from disposition of assets.........................        73      18,216      25,591
Other.......................................................       (35)         76          (2)
                                                              --------    --------    --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.........      (359)     17,983      24,233
                                                              --------    --------    --------
FINANCING ACTIVITIES:
Payment of long-term borrowing..............................   (41,835)    (63,769)    (33,348)
Long-term borrowing.........................................    35,971      39,773          --
Decrease in notes payable...................................        --          --        (579)
Increase (decrease) in advances from factor.................        --         299     (15,709)
Issuance of common stock....................................        --         127          --
Other.......................................................        --          --        (508)
                                                              --------    --------    --------
NET CASH USED IN FINANCING ACTIVITIES.......................    (5,864)    (23,570)    (50,144)
                                                              --------    --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (194)       (200)       (865)
Cash and cash equivalents at beginning of period............       388         588       1,453
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $    194    $    388    $    588
                                                              ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes (refunded).....................................  $ (1,635)   $   (191)   $   (224)
Interest paid...............................................     3,597       7,801      15,097
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Forgiveness of indebtedness...............................        --    $ 25,008    $     --
  Issuance of warrants......................................        --       2,381          --

                See notes to consolidated financial statements.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FISCAL YEARS ENDED MARCH 30, 2003, MARCH 31, 2002, AND APRIL 1, 2001

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

     The Company's fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 52 weeks for fiscal years 2003, 2002 and 2001.

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

     Revenue Recognition: Sales are recorded when goods are shipped to customers, and are reported net of allowances for estimated returns and allowances in the consolidated statements of operations and comprehensive income
(loss). Allowances for returns and allowances are estimated based on historical rates.

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

     The Company reviews for impairment, on a quarterly basis, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be reasonable based on estimates of future undiscounted cash flows. In the event of impairment, the asset is written down to its fair market value. Impairment of goodwill and write-downs, if any, are measured based on estimates of future undiscounted cash flows including interest charges. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheet.

     Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. As discussed below, the Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying values and useful lives of goodwill and other long-lived assets if the facts and circumstances suggest that their recoverability may have been impaired.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

Goodwill is stated net of accumulated amortization of $6.3 million at March 30, 2003 and March 31, 2002. The Company believes that no material impairment of goodwill or other long-lived assets exists at March 30, 2003.

     Foreign Currency Translation: The assets and liabilities of the Company's Mexican subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company's results of operations for fiscal years 2003, 2002 and 2001.

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

     Segments and Related Information: In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires certain information to be reported about operating segments on a basis consistent with the Company's internal organizational structure. Management's analysis concluded that the Company operated in two operating segments, 1) adult home furnishings and juvenile products, and 2) infant products. Following the sale of the Adult Bedding and Bath division in July, 2001, the Company operates primarily in the infant products segment. Required disclosures have been made in Note 12.

     Net Income (Loss) Per Share: Net income (loss) per share is calculated in accordance with SFAS 128, Earnings per Share, which requires dual presentation of basic and diluted earnings (loss) per share on the face of the income statement for all entities with complex capital structures. Earnings (loss) per common share are based on the weighted average number of shares outstanding during the period. Basic and diluted weighted average shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. There was no difference between basic and diluted weighted average common shares outstanding for fiscal year 2001. Common stock equivalents of 429,385 related to warrants held by the Company's lenders are excluded from the fiscal 2001 diluted loss per common share calculation because such are anti-dilutive. The

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
following table sets forth the computation of basic and diluted net income
(loss) per common share for fiscal years 2003, 2002 and 2001.

                                                           2003        2002         2001
                                                         ---------   ---------   ----------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Basic Net Income (Loss) per Share:
  Net Income (Loss)....................................   $ 2,487     $27,002     $(73,587)
                                                          =======     =======     ========
  Weighted Average Number of Shares Outstanding........     9,421       9,167        8,609
                                                          =======     =======     ========
  Basic Net Income (Loss) per Share....................   $  0.26     $  2.95     $  (8.55)
                                                          =======     =======     ========
Diluted Net Income (Loss) per Share:
  Net Income (Loss)....................................   $ 2,487     $27,002     $(73,587)
                                                          =======     =======     ========
  Weighted Average Number of Shares Outstanding........     9,421       9,167        8,609
  Effect of Dilutive Securities........................    12,050      10,592           --
                                                          -------     -------     --------
  Average Shares - Diluted.............................    21,471      19,759        8,609
                                                          =======     =======     ========
  Diluted Net Income (Loss) per Share..................   $  0.12     $  1.37     $  (8.55)
                                                          =======     =======     ========

     Derivative Instruments and Hedging Activities: The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on April 2, 2001. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At March 30, 2003 and March 31, 2002 the Company had no derivative instruments.

     Recently Issued Accounting Standards: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the use of the pooling-of-interests method. The application of SFAS 141 did not affect any of the Company's previously reported amounts included in goodwill or other intangible assets. SFAS 142 requires that the amortization of goodwill cease prospectively upon adoption and instead, the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on April 1, 2002. Beginning in fiscal 2003, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. The Company has performed a transitional fair value based impairment test on its goodwill in accordance with SFAS 142 and has determined that the fair value exceeded the recorded value at April 1, 2002. Following is a reconciliation of previously reported net income and basic and diluted net income per share to the amounts that would have been reported if SFAS 142 had been effective as of April 3, 2000 and the amortization of goodwill had been discontinued as of that date.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                                                           2003     2002       2001
                                                          ------   -------   --------
Reported net income (loss)..............................  $2,487   $27,002   $(73,587)
Goodwill amortization...................................      --     1,054      1,099
                                                          ------   -------   --------
Adjusted net income (loss)..............................  $2,487   $28,056   $(72,488)
                                                          ======   =======   ========
Basic income (loss) per share:
  Reported net income (loss)............................  $ 0.26   $  2.95   $  (8.55)
  Goodwill amortization.................................      --      0.11       0.13
                                                          ------   -------   --------
  Adjusted net income (loss)............................  $ 0.26   $  3.06   $  (8.42)
                                                          ======   =======   ========
Diluted income (loss) per share:
  Reported net income (loss)............................  $ 0.12   $  1.37   $  (8.55)
  Goodwill amortization.................................      --      0.05       0.13
                                                          ------   -------   --------
  Adjusted net income (loss)............................  $ 0.12   $  1.42   $  (8.42)
                                                          ======   =======   ========

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

     In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which was effective for transactions initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The adoption of FAS 146 did not have a material impact on the Company's consolidated financial statements on the date of adoption.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No.
123. SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company's fiscal period ending March 30, 2003. Management adopted this standard on that date and determined that they would continue to utilize the intrinsic method of accounting and included the additional disclosures in the current year financial statements.

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

NOTE 4 -- RESTRUCTURING CHARGE

     In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close the Mexican manufacturing facility operated by its majority-owned subsidiary, Burgundy Interamericana. This decision was based on extensive research by management which indicated that, due to lower wages and the elimination of the quota on bibs, outsourcing the supply of products currently manufactured by Burgundy to Asian manufacturers was more cost-effective and competitive than maintaining existing operations in Mexico. Under the plan, Burgundy will continue to operate through the first quarter of fiscal 2004, at which time the Company will begin to liquidate Burgundy's assets. As a result of the decision of

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
the Company to discontinue its Mexican operations, the Company recorded a $1.8 million restructuring charge to operations in the quarter ended December 29, 2002, which consists primarily of a write-down of the property and equipment at the Mexican facility of approximately $800,000, inventory items deemed to be in excess of production requirements of approximately $600,000, an accrual for contractual termination benefits of approximately $300,000 due Burgundy's entire workforce (approximately 130 employees) under the provisions of Mexico's labor regulations and the write-off of goodwill of approximately $60,000. The Company expects to pay approximately 65% of the severance benefits in the first quarter of fiscal 2004 and the remaining 35% in the second quarter of fiscal 2004. The Company will continue to charge the ongoing operating costs associated with Burgundy's production in the period in which the costs are incurred. As of March 30, 2003, the Company estimates the total cost of liquidation, including costs to be incurred to operate until closure, to be approximately $2.2 million.

NOTE 5 -- INVENTORIES

     Major classes of inventory were as follows:

                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Raw materials...............................................   $ 2,991     $ 4,567
Work in process.............................................     1,411       1,280
Finished goods..............................................    11,146      10,604
                                                               -------     -------
                                                               $15,548     $16,451
                                                               =======     =======

     Inventory is net of reserves for inventories classified as irregular or discontinued of $1.6 million at March 30, 2003 and $2.2 million at March 31, 2002.

NOTE 6 -- FINANCING ARRANGEMENTS

     Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of operations, were $492,000, $761,000 and $2.2 million, respectively, in 2003, 2002, and 2001. Factor advances were at $0 at both March 30, 2003 and March 31, 2002.

     Notes Payable and Other Credit Facilities: At March 30, 2003 and March 31, 2002 , long term debt consisted of:

                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Promissory notes............................................   $35,068     $38,000
Floating rate revolving credit facilities...................     1,799       5,542
Non-interest bearing notes..................................       274          --
Original issue discount.....................................    (3,232)     (3,769)
                                                               -------     -------
                                                                33,909      39,773
Less current maturities.....................................     3,014       3,000
                                                               -------     -------
                                                               $30,895     $36,773
                                                               =======     =======

     At April 1, 2001, the Company had committed lines of credit totaling $30.2 million with two banks at a floating rate of interest which at April 1, 2000 was 12.0%. No fees or compensating balances were required

                      CROWN CRAFTS, INC. AND SUBSIDIARIES
under those arrangements, and the lines were fully drawn at April 1, 2001. Annual average borrowings and weighted average interest rates under those arrangements were $43.5 million at 11.89% in 2001 and $52.9 million at 8.95% in 2000. The facilities were secured by substantially all of the Company's assets.

     On July 23, 2001 the Company completed a refinancing of its debt. These credit facilities include the following:

          Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit, of which $14.0 million was drawn at closing. The interest rate is prime plus 1.00% (5.25% at March 30, 2003) for base rate borrowings and LIBOR plus 2.75% (4.06% at March 30, 2003) for Euro-dollar borrowings. The maturity date is June 30, 2004. The facility is secured by a first lien on all assets. The balance was $1.8 million at March 30, 2003 and $5.5 million at March 31, 2002. The Company had $15.3 million available at March 30, 2003. As of March 30, 2003, letters of credit of $1.35 million were outstanding against the $3 million sub-limit for letters of credit associated with the $19 million revolving credit facility.

          Senior Notes of $14 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter thereafter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. On September 30, 2002, the Company made a payment to the lenders of $1.6 million related to excess cash flow. The Company anticipates that it will make another excess cash flow payment of $1.3 million on September 30, 2003.

          Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes,
     (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $3.2 million is included in the Consolidated Balance Sheet as of March 30, 2003.

     These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest, and minimum shareholders' equity. Certain covenants included in the credit facilities were amended in conjunction with the liquidation of Burgundy, as discussed in Note 4 to the Company's Consolidated Financial Statements, in order to account for the recording of the related restructuring charge. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     Minimum annual maturities are as follows:

FISCAL                                      REVOLVER   SENIOR NOTES   SUB NOTES   PIK NOTES    TOTAL
------                                      --------   ------------   ---------   ---------   -------
                                                                 (IN THOUSANDS)
2004......................................   $   --      $ 3,000       $    --      $ --      $ 3,000
2005......................................       --        2,000            --        --        2,000
2006......................................       --        2,500            --        --        2,500
2007......................................    1,799        3,500            --        --        5,299
2008......................................       --           --        24,000*      274       24,274
                                             ------      -------       -------      ----      -------
Total.....................................   $1,799      $11,000       $24,000      $274      $37,073
                                             ======      =======       =======      ====      =======

---------------

* Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

     As part of the refinancing, the Company issued to the lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire in six years from their date of issuance. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid-in capital in the second quarter of fiscal 2002. The dilutive effect of these warrants on earnings per share for the fiscal periods ended March 30, 2003 and March 31, 2002 was $0.15 per share and $1.58 per share, respectively. Also in the second quarter of fiscal 2002, the Company recognized a gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.

NOTE 7 -- INCOME TAXES

     Income tax expense (benefit) is summarized as follows:

                                                              2003    2002     2001
                                                              ----   -------   ----
                                                                 (IN THOUSANDS)
Current:
  Federal...................................................  $127   $(1,820)  $ 64
  State and local...........................................   161       (60)   (31)
                                                              ----   -------   ----
Total current...............................................   288    (1,880)    33
                                                              ----   -------   ----
Deferred:
  Federal...................................................   (24)       --     --
  State and local...........................................    --        --    (56)
                                                              ----   -------   ----
Total deferred..............................................    24        --    (56)
                                                              ----   -------   ----
Total expense (benefit).....................................  $264   $(1,880)  $(23)
                                                              ====   =======   ====

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Gross deferred income tax liabilities:
Property, plant and equipment...............................  $    14   $    35
                                                              -------   -------
Total gross deferred income tax liabilities.................       14        35
                                                              -------   -------
Gross deferred income tax assets:
Employee benefit accruals...................................      413       315
Accounts receivable reserves................................      731       697
Net operating loss carryforward.............................    5,777     7,454
Accrued losses..............................................      519       747
                                                              -------   -------
Total gross deferred income tax assets......................    7,440     9,213
                                                              -------   -------
Deferred tax asset valuation allowance......................   (7,426)   (9,202)
                                                              -------   -------
Net deferred income tax liability...........................  $    --   $    24
                                                              =======   =======

     As of March 30, 2003, the Company has federal income tax net operating loss carryforwards totaling $15.2 million which begin expiring in the year ending March 2021.

     The following reconciles the income tax expense (benefit) at the U.S. federal income tax statutory rate to that in the financial statements:

                                                         2003       2002       2001
                                                        -------   --------   --------
                                                               (IN THOUSANDS)
Tax expense (benefit) at statutory rate...............  $   936   $  8,541   $(25,027)
Nondeductible amortization of goodwill................       --        284        286
State income taxes, net of Federal income tax
  benefit.............................................      106      1,030     (2,637)
Valuation allowance...................................   (1,776)   (27,533)    26,334
Disposition of subsidiary.............................       --     15,203         --
Foreign subsidiary losses.............................      797        288        414
Other.................................................      201        307        607
                                                        -------   --------   --------
Income tax expense (benefit)..........................  $   264   $ (1,880)  $    (23)
                                                        =======   ========   ========

NOTE 8 -- RETIREMENT PLANS

     The Company maintained an Employee Stock Ownership Plan, which provided for annual contributions by the Company at the discretion of the Board of Directors for the benefit of eligible employees. Contributions could be made either in cash or in shares of the Company's common stock. Participation in the plan was open to all Company employees who were at least twenty-one years of age and who had been employed by the Company for at least one year. The Company recognized expense of $76,000 for its cash contributions to the plan in fiscal 2001. Effective April 1, 2001, the Employee Stock Ownership Plan was terminated.

     Effective January 1, 1996, the Company established an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. In fiscal 2002, employees could elect to exclude up to 15% of their compensation from amounts subject to income tax as a salary deferral contribution. In fiscal 2003, the potential deferral was changed from 15% to a maximum of $11,000 in accordance with changes in federal regulations. The Board of Directors determines each calendar year the portion, if any, of employee contributions that will be matched by the Company. The Company's matching contribution to the plan including the utilization of forfeitures was approximately $156,000, $186,000, and

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

$553,000, respectively, for fiscal 2003, 2002, and 2001. This matching represents an amount equal to 100% of the first 2% and 50% of the next 1% contributed by the employee.

NOTE 9 -- STOCK OPTIONS

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

     The Company's 1995 Stock Option Plan provides for the grant of non-qualified and incentive stock options to officers and key employees at prices no less than the market price of the stock on the date of each grant. It also provides for a fixed annual grant of 2,000 non-qualified stock options to each non-employee directors the day after each year's annual meeting of shareholders. Through April 1, 2001, non-employee directors had been issued a total of 54,000 options which were canceled effective with the sale of the Adult Bedding and Bath division in July, 2001. During each of fiscal years 2003 and 2002, 14,000 non-qualified options were issued to non-employee directors. One-third of the non-qualified options become exercisable on each of the first three anniversaries of their issuances and the options expire on the fifth anniversary of their issuance.

     A total of 1,930,000 shares of common stock have been authorized for issuance under the plan. At March 30, 2003, 1,112,937 options were reserved for future issuance. The options outstanding at March 30, 2003 expire through August 28, 2012, have a weighted average remaining contractual life of 7.94 years, and include 188,219 options exercisable at March 30, 2003 with a weighted average exercise price of $2.39.

     Options outstanding prior to and through the fiscal year ended March 31, 2002 also included options issued under the Company's 1976 Stock Option Plan, which was replaced by the 1995 Stock Option Plan. As of March 30, 2003, there were no options issued or outstanding under the 1976 Stock Option Plan.

     The following table summarizes stock option activity during each of the most recent three fiscal years:

                                                                                  WEIGHTED
                                                 NUMBER OF    EXERCISE PRICE      AVERAGE
                                                   SHARES       PER SHARE      EXERCISE PRICE
                                                 ----------   --------------   --------------
Options outstanding, April 2, 2000.............   2,171,073    2.31-18.75           7.96
Options granted................................     487,162    0.47-2.00            1.17
Options canceled...............................  (1,321,274)   1.06-15.75           7.05
                                                 ----------     ----------          ----
Options outstanding, April 1, 2001.............   1,336,961    0.47-18.75           6.37
Options granted................................      63,750    0.18-0.41            0.23
Options canceled...............................  (1,142,611)   0.47-18.75           6.69
                                                 ----------     ----------          ----
Options outstanding, March 31, 2002............     258,100    0.18-17.50           3.42
Options granted................................     328,000       0.71              0.71
Options canceled...............................     (61,550)   0.18-17.50           7.18
                                                 ----------     ----------          ----
Options outstanding, March 30, 2003............     524,550    0.18-8.06            1.28
                                                 ==========     ==========          ====

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding and exercisable at March 30, 2003 by range of exercise price:

                                                  WEIGHTED                       WEIGHTED
                               WEIGHTED AVG.   AVG. EXERCISE                  AVG. EXERCISE
                  NUMBER OF      REMAINING        PRICE OF       NUMBER OF       PRICE OF
   RANGE OF        OPTIONS      CONTRACTUAL       OPTIONS         SHARES          SHARES
EXERCISE PRICES  OUTSTANDING       LIFE         OUTSTANDING     EXERCISABLE    EXERCISABLE
---------------  -----------   -------------   --------------   -----------   --------------
$0.18 - $0.41       58,000      7.19 years         $0.24           26,669         $0.22
     0.71          305,000      9.18 years          0.71               --            --
 1.06 - 2.31       130,650      7.14 years          1.49          130,650          1.49
     8.06           30,900      0.42 years          8.06           30,900          8.06
                   -------                                        -------
                   524,550                                        188,219
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

     The weighted-average grant-date fair value of options granted in 2003, 2002, and 2001, respectively, was $0.25, $0.11, and $0.56 per share. For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. The following table summarizes the assumptions used to value options. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company's net earnings and earnings per share would have been as indicated below:

                                                           2003         2002           2001
                                                         --------     ---------     ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported.........................   2,487        27,002        (73,587)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards...............................................      25            74            565
                                                          -----        ------        -------
Pro forma net income...................................   2,462        26,928        (74,152)
                                                          =====        ======        =======
Earnings per share:
  Basic -- as reported.................................    0.26          2.95          (8.55)
                                                          -----        ------        -------
  Basic -- pro forma...................................    0.26          2.94          (8.61)
                                                          -----        ------        -------
  Diluted -- as reported...............................    0.12          1.37          (8.55)
                                                          -----        ------        -------
  Diluted -- pro forma.................................    0.11          1.36          (8.61)
                                                          -----        ------        -------

                                                           2003           2002           2001
                                                         ---------     ----------     -----------
                                                          (IN PERCENTAGES, EXCEPT EXPECTED LIFE)
Dividend yield.........................................       --             --              --
Expected volatility....................................       20             50              50
Risk free interest rate................................      4.2            2.5             6.1
Expected life, years...................................      8.0            6.5             4.4

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTE 10 -- MAJOR CUSTOMERS

     The table below indicates customers representing more than 10% of sales.

                                                                 FISCAL YEAR:
                                                                 ------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Toys R Us...................................................   31%    26%    13%
Wal-Mart Stores, Inc........................................   30%    22%    16%
Target Corporation..........................................   10%      *      *
Federated Department Stores.................................     *      *    14%

---------------

* Less than 10%.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     Lease Commitments: At March 30, 2003, the Company's minimum annual rentals under noncancelable operating leases, principally for warehousing and office facilities, were as follows:

                        FISCAL YEAR:                           (IN THOUSANDS)
                        ------------                           --------------
2004........................................................       $1,871
2005........................................................        1,252
2006........................................................          953
2007........................................................          372
2008........................................................           18
Thereafter..................................................           --
                                                                   ------
                                                                   $4,466
                                                                   ======

Total rent expense was $1.6 million, $2.3 million, and $4.5 million, respectively, for the years ended March 30, 2003, March 31, 2002, and April 1, 2001.

     Certain of the Company's products are manufactured and sold pursuant to license arrangements that include, among others, Disney(R). The licensing agreements for the Company's designer brands generally are for a term at inception of one to six years, and may or may not be subject to renewal or extension. At March 30, 2003, the Company's minimum royalty guarantees were as follows:

FISCAL YEAR:
------------
2004........................................................   $2,438,000
2005........................................................      300,000
2006........................................................      180,000
                                                               ----------
                                                               $2,918,000
                                                               ==========

     The Company's total royalty expense, net of royalty income, was $6.5 million, $7.5 million, and $14.4 million, for fiscal 2003, 2002, and 2001, respectively.

NOTE 12 -- SEGMENT AND RELATED INFORMATION

     The Company's principal segments include 1) adult home furnishing and juvenile products and 2) infant products. The adult home furnishing and juvenile products segment consists of bedroom and bath products (adult comforters, sheets and towels), throws and juvenile products (primarily Pillow Buddies(R)). The infant products segment consists of infant bedding, bibs, and infant soft goods. The Company tracks revenues and operating profit information for these two business segments. After the sale of the Adult Bedding and Bath division in July, 2001, the Company is primarily in the infant products segment.

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

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

     Financial information attributable to the Company's business segments for the years ended March 30, 2003, March 31, 2002, and April 1, 2001, is as follows:

                                                         2003       2002       2001
                                                        -------   --------   --------
                                                               (IN THOUSANDS)
NET SALES:
Adult home furnishing products........................  $ 2,557   $ 23,227   $150,652
Infant & juvenile products............................   92,178     94,364     96,863
                                                        -------   --------   --------
                                                        $94,735   $117,591   $247,515
                                                        =======   ========   ========
INCOME (LOSS) FROM OPERATIONS:
Adult home furnishing products........................  $  (109)  $ (3,075)  $(62,671)
Infant & juvenile products............................    7,057      8,097      3,116
                                                        -------   --------   --------
                                                        $ 6,948   $  5,022   $(59,555)
                                                        =======   ========   ========
ASSETS:
Adult home furnishing products........................  $ 2,013   $  3,183   $ 30,436
Infant & juvenile products............................   55,913     57,017     60,242
                                                        -------   --------   --------
                                                        $57,926   $ 60,200   $ 90,678
                                                        =======   ========   ========
CAPITAL EXPENDITURES:
Adult home furnishing products........................  $     1   $     --   $    949
Infant & juvenile products............................      396        309        407
                                                        -------   --------   --------
                                                        $   397   $    309   $  1,356
                                                        =======   ========   ========
DEPRECIATION AND AMORTIZATION:
Adult home furnishing products........................  $    65   $    195   $  8,583
Infant & juvenile products............................      659      1,830      1,890
                                                        -------   --------   --------
                                                        $   724   $  2,025   $ 10,473
                                                        =======   ========   ========

     The key features used by decision makers are the level of operating income relative to revenues and assets. In addition, EBITDA is used as a key management tool.

     Revenues for individual product groups within these business segments are summarized below.

                                                         2003       2002       2001
                                                        -------   --------   --------
Bedding & bath products...............................  $    --   $ 19,937   $ 90,500
Throws................................................    2,557      3,192     55,300
Infant and juvenile products..........................   92,178     94,463    101,600
Other.................................................       --         --        115
                                                        -------   --------   --------
                                                        $94,735   $117,592   $247,515
                                                        =======   ========   ========

                      CROWN CRAFTS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                    SELECTED QUARTERLY FINANCIAL INFORMATION

UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                         FIRST    SECOND     THIRD      FOURTH
                                                        QUARTER   QUARTER   QUARTER   QUARTER(3)
                                                        -------   -------   -------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL YEAR ENDED MARCH 30, 2003:
Net sales.............................................  $17,928   $28,399   $21,636    $26,772
Gross profit..........................................    3,619     6,768     4,613      6,420
Net income (loss)(1)..................................     (693)    2,079      (991)     2,092
Basic net income (loss) per share.....................    (0.07)     0.22     (0.11)      0.22
Diluted net income (loss) per share...................    (0.07)     0.09     (0.11)      0.10
FISCAL YEAR ENDED MARCH 31, 2002:
Net sales.............................................  $38,699   $31,338   $23,869    $23,685
Gross profit..........................................    7,524     7,734     5,241      5,429
Net income (loss)(2)..................................   (2,859)   27,119       736      2,006
Basic net income (loss) per share.....................    (0.32)     2.94      0.08       0.21
Diluted net income (loss) per share...................    (0.32)     1.21      0.03       0.10

---------------

(1) In the third quarter of fiscal year 2003, the Company recorded a restructuring charge of $1.8 million related to the closure of one of the Company's subsidiaries as discussed in Note 4, Restructuring Charge.

(2) In the second quarter of fiscal year 2002, the Company recorded a gain of $25 million related to the restructuring of debt on July 23, 2001 as discussed in Note 6, Financing Arrangements.

(3) The Company recorded an income tax benefit related to changes in the income tax law of $1.8 million in the fourth quarter of fiscal year 2002.

                               INDEX TO EXHIBITS

NUMBER                           DESCRIPTION OF EXHIBITS
------                           -----------------------
 2.1       --  Merger Agreement dated as of October 8, 1995 between and among the Company and CC Acquisition Corp, and Neal Fohrman and Stanley Glickman and The Red Calliope and Associates,
               Inc.(5)
 2.2       --  Merger Agreement dated as of July 23, 2001 by and among the
               Company, Crown Crafts Designer, Inc., Design Works Holding
               Company and Design Works, Inc. (the "Merger Agreement").(9)
 3.1       --  Second Amended and Restated Articles of Incorporation of the
               Company.(9)
 3.2       --  Bylaws of the Company.(1)
 3.3       --  Amendments to Bylaws dated March 23, 2001.(8)
 4.1       --  Instruments defining the rights of security holders are contained in the Second Amended and Restated Articles of
               Incorporation of the Company.(1)
 4.2       --  Instruments defining the rights of security holders are contained in Article II of the Restated Bylaws of the
               Company.(1)
 4.3       --  Amendment No. 1 to Rights Agreement dated as of April 29,
               2003 between the Company and Sun Trust Bank (successor by
               merger to Trust Company Bank), including the amended and
               restated Summary of Rights to Purchase Common Shares
               (Exhibit B).(12)
 4.4       --  Form of Rights Agreement dated as of August 11, 1995 between the the Company and Trust Company Bank, including Form of
               Right Certificate and Summary of Rights to Purchase Common
               Shares.(2)
 4.5       --  Form of Registration Rights Agreement entered into in
               connection with the Subordinated Note and Warrant Purchase
               Agreement dated as of July 23, 2001 by and among the
               Company, Wachovia Bank, N.A., as Agent, and Wachovia Bank,
               N.A., Bank of America, N.A., and The Prudential Insurance
               Company of America (the "Sub Debt Agreement")(included as
               Exhibit C to the Sub Debt Agreement).(9)
10.1       --  Crown Crafts, Inc. Non-Qualified Stock Option Plan.(4)
10.2       --  Philip Bernstein Death Benefits Agreement dated March 30,
               1992.(3)
10.3       --  Description of Crown Crafts, Inc. Executive Incentive Bonus
               Plan.(3)
10.4       --  Crown Crafts, Inc. 1995 Stock Option Plan.(1)
10.5       --  Form of Nonstatutory Stock Option Agreement (pursuant to
               1995 Stock Option Plan).(1)
10.6       --  Form of Nonstatutory Stock Option Agreement for Nonemployee
               Directors (pursuant to 1995 Stock Option Plan).(1)
10.7       --  Employment Agreement dated as of July 23, 2001 by and
               between the Company and E. Randall Chestnut.(9)
10.8       --  Employment Agreement dated as of July 23, 2001 by and
               between the Company and Amy Vidrine Samson.(9)
10.9       --  Form of Restricted Stock Agreement entered into in
               connection with the Merger Agreement.(9)
10.10      --  Credit Agreement dated as of July 23, 2001 by and among the
               Company, Wachovia Bank, N.A., as Agent, and Wachovia Bank,
               N.A., Bank of America, N.A., and The Prudential Insurance
               Company of America (the "Credit Agreement").(9)
10.11      --  Form of Revolving Note issued in connection with the Credit
               Agreement (included as Exhibit A-1 to the Credit
               Agreement).(9)
10.12      --  Form of Term Note issued in connection with the Credit
               Agreement (included as Exhibit A-2 to the Credit
               Agreement).(9)
10.13      --  Form of Domestic Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit N to the Credit Agreement).(9)
10.14      --  Form of Foreign Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit T to the Credit Agreement).(9)
10.15      --  Mortgage, Security Agreement and Fixture Financing Statement
               dated September 22, 1999 from Churchill Weavers, Inc.
               ("Churchill") to Wachovia, as Collateral Agent for the
               Lenders, as amended by that First Amendment to Mortgage,
               Security Agreement and Fixture Financing Statement dated
               July 23, 2001, entered into in connection with the Credit
               Agreement.(9)

NUMBER                           DESCRIPTION OF EXHIBITS
------                           -----------------------
10.16      --  Sub Debt Agreement.(9)
10.17      --  Form of Note issued in connection with the Sub Debt
               Agreement (included as Exhibit A-1 to the Sub Debt
               Agreement).(9)
10.18      --  Form of Warrant issued in connection with the Sub Debt
               Agreement (included as Exhibit B to the Sub Debt
               Agreement).(9)
10.19      --  Form of Domestic Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit
               D to the Sub Debt Agreement).(9)
10.20      --  Form of Foreign Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit
               E to the Sub Debt Agreement).(9)
10.21      --  Form of Security Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit F to the Sub
               Debt Agreement).(9)
10.22      --  Mortgage, Security Agreement and Fixture Financing Statement
               dated July 23, 2001 from Churchill to Wachovia, as
               Collateral Agent for the Lenders, entered into in connection with the Sub Debt Agreement.(9)
10.23      --  Amended and Restated Security Agreement dated as of July 23,
               2001 by and among the Borrowers and Wachovia, as Collateral
               Agent for the Lenders, entered into in connection with the
               Credit Agreement.(9)
10.24      --  Form of Non-Competition and Non-Disclosure Agreement entered into in connection with the Merger Agreement (included as
               Exhibit E to the Merger Agreement).(9)
10.25      --  License Agreement dated January 1, 1998 between Disney
               Enterprises, Inc. as Licensor and the Company as Licensee(6)
10.26      --  License Agreement dated May 11, 1998 between Calvin Klein,
               Inc. as Licensor, Crown Crafts Designer, Inc. (a
               wholly-owned subsidiary of the Company through July 23,
               2001), and the Company as Guarantor.(6)
10.27      --  Crown Crafts, Inc. Key Employee Retention Payment Trust
               Agreement dated as of November 14, 2000 between the Company and Branch Banking & Trust Co.(10)
10.28      --  Second Amendment to Subordinated Note and Warrant Purchase
               Agreement dated as of February 10, 2003 by and among the
               Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company
               of America and Wachovia Bank, National Association
               (successor by merger to Wachovia Bank, N.A.)(11)
10.29      --  Third Amendment to Credit Agreement dated as of February 10,
               2003 by and among the Company, Churchill Weavers, Inc.,
               Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia
               Bank, National Association (successor by merger to Wachovia
               Bank, N.A.), as Agent, and Wachovia Bank, National
               Association (successor by merger to Wachovia Bank, N.A.),
               Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of
               America, as Lenders(11)
10.30      --  Global Amendment Agreement dated as of April 29, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc.,
               Crown Crafts Infant Products, Inc., Wachovia Bank National
               Association, Banc of America Strategic Solutions, Inc., The
               Prudential Insurance Company of America and Bank of America,
               N.A.(13)
10.31      --  Reserved Shares Agreement dated as of April 20, 2003 by and among the Company, Bank of America, N.A., The Prudential
               Insurance Company of America and Wachovia Bank, National
               Association(13)
10.32      --  Support Agreement dated as of May 7, 2003 by and between the
               Company and Wynnefield Capital Management, LLC(14)
10.33      --  Amendment to the Company's 1995 Stock Option Plan Adopted by
               the Board of Directors on April 29, 2003(15)
10.34      --  Employment Agreement dated as of July 23, 2001 by and
               between the Company and Nanci Freeman(15)
10.35      --  Amendment to Bylaws dated June 17, 2003(15)
21         --  Subsidiaries of the Company(15)
23         --  Consent of Deloitte & Touche LLP(15)

NUMBER                           DESCRIPTION OF EXHIBITS
------                           -----------------------
99.1       --  Certification of the Company's Chief Executive Officer
               Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002(15)
99.2       --  Certification of the Company's Chief Financial Officer
               Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002(15)

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

 (9) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated July 23, 2001.

(10) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(11) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.

(12) Incorporated herein by reference to Registrant's Registration Statement on Form 8-A dated April 29, 2003.

(13) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated May 9, 2003.

(14) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated May 9, 2003.

(15) Filed herewith.