Form 10-K/A
period 2003-03-30
CROWN CRAFTS INC
filed 2003-07-28
CIK 25895

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

     As of September 29, 2002, 9,421,437 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of these shares on that date) held by persons other than Officers, Directors, and 5% shareholders was approximately $3,078,755.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

EXPLANATORY NOTE

     This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Crown Crafts, Inc. (the "Company") for the fiscal year ended March 30, 2003 (the "2003 Form 10-K").

     Items 10, 11, 12, and 13 of the 2003 Form 10-K have been amended to provide information which was to be incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Shareholders' Meeting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

NAME                               AGE         POSITION WITH COMPANY          SINCE   CURRENT TERM
----                               ---         ---------------------          -----   ------------
CLASS I
  E. Randall Chestnut............  55    President, Chief Executive Officer   2001    Through 2004
                                         and Chairman of the Board
  William T. Deyo, Jr. ..........  58    Director                             2001    Through 2004
  Steven E. Fox..................  57    Director                             2001    Through 2004
CLASS II
  Sidney Kirschner...............  68    Director                             2001    Through 2003
  Zenon Nie......................  52    Director                             2001    Through 2003
  William P. Payne...............  55    Director                             2001    Through 2003
CLASS III
  Donald Ratajczak...............  60    Director                             2001    Through 2005
  James A. Verbrugge.............  62    Director                             2001    Through 2005

     E. Randall Chestnut joined the Company in January 1995 as Vice President, Corporate Development. Since then, he has been an executive of the Company and in July 2001 he was elected President, Chief Executive Officer and Chairman of the Board.

     William T. Deyo, Jr. has been a principal of Goddard Investment Group, LLC, a real estate investment firm, since 2000. He was Executive Vice President of NAI/Brannen Goddard Company, a real estate brokerage firm, from 1999 to 2000. From 1966 to 1999, he held various positions with Wachovia Bank in Atlanta, Georgia, serving last as Executive Vice President. Mr. Deyo also is Chairman of the Board of Fulton

County (Georgia) Hospital Authority and a past member of the Board of Directors of the Center for Visually Impaired Foundation.

     Steven E. Fox is a partner in the law firm of Rogers & Hardin LLP, where he has practiced since 1976. He is a member of the Board of Directors of Athens Olympic Broadcasting S.A.

     Sidney Kirschner has been Chairman of the Board, President and Chief Executive Officer of Northside Hospital, Atlanta, Georgia since 1992. He is a member of the Board of Directors of Superior Uniforms, Inc.

     Zenon S. Nie is Chairman of the Board, President and Chief Executive Officer of the C.E.O. Advisory Board, a management consulting firm he founded in 2001. From 1993 to 2000, he was Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of Simmons Company, a manufacturer and distributor of mattresses.

     William P. Payne has been a partner of Gleacher Partners, LLC, an investment banking firm, since 2000. From 1998 to 2000, he was a Director of Healtheon/WebMD Corporation and Vice Chairman and Director of Premiere Technologies, Inc., and was involved in web-based communications businesses. From 1997 to 1998, he was Vice Chairman of Nations Bank. From 1991 to 1997, he was President and Chief Executive Officer of the Atlanta Committee for the Olympic Games and an officer of Atlanta Centennial Olympic Properties. He is a member of the Board of Directors of Anheuser-Busch, Inc., Cousins Properties Incorporated, ILD Telecommunications, Inc., Jefferson Pilot Corporation, and The Commerce Club; a member of the Board of Trustees of the University of Georgia Foundation; and a member of the Board of Governors of the Georgia World Congress Center Authority.

     Dr. Donald Ratajczak is a consulting economist and the former Chairman and Chief Executive Officer of Brainworks Ventures, Inc., an enterprise development company he founded in 2000. He is also Regent's Professor Emeritus and Robinson Fellow of the Robinson College of Business at Georgia State University and a consulting economist with Morgan Keegan and Co. From 1997 to 2000, he was Regent's Professor of Economics at Georgia State University, and from 1973 to 1997, he was a Professor or Associate Professor in that department. He was also the founder and Director of the Economic Forecasting Center at Georgia State University from 1973 to 2000. He is a member of the Board of Directors of Ruby Tuesday, Inc., Assurance America, TBC Corporation and Regan Holdings, and is also a Trustee of the CIM High Yield Fund.

     Dr. James A. Verbrugge is Emeritus Professor of Finance and has been the Director of the Center for Enterprise Risk Management at the University of Georgia since January 2002. From 1976 to 2001, he held the GBA Chair of Banking in the Terry College of Business at the University of Georgia. He is a member of the Board of Directors of eResource Capital Group, Inc. and also serves on the boards of two private companies.

EXECUTIVE OFFICERS

     The executive officers of the Company during the fiscal year ended March 30, 2003 are as follows:

NAME                                        AGE              POSITION WITH COMPANY
----                                        ---              ---------------------
E. Randall Chestnut(1)....................  55    Chairman of the Board, President and Chief
                                                  Executive Officer
Amy Vidrine Samson(2).....................  42    Vice President and Chief Financial Officer
Nanci Freeman(3)..........................  45    President and Chief Executive Officer,
                                                  Crown Crafts Infant Products, Inc.

---------------

(1) Information about the business experience of Mr. Chestnut is set forth under "Directors" above.

(2) Ms. Samson joined the Company on July 23, 2001 as Vice President and Chief Financial Officer. Before joining the Company, she had served, since 1995, as Vice President of Finance and Operations of Hamco, Inc., a wholly owned subsidiary of the Company.

(3) Ms. Freeman joined Red Calliope in 1976 and became President and Chief Executive Officer in 1997. When Red Calliope and Noel Joanna merged in 1999 to become Crown Crafts Infant Products, Inc., Ms. Freeman became President and Chief Executive Officer of the combined company, a wholly owned subsidiary of the Company.

Subject to the terms of applicable employment agreements, each executive officer of the Company is elected or appointed by the board and holds office until such officer's successor is elected or until such officer's death, resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Common Stock of the Company to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. They are also required to furnish the Company with copies of all Section 16(a) forms they file with the SEC.

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to it and written representations that no other reports were required, during the fiscal year ended March 30, 2003, all of the Company's officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows the compensation during the fiscal year ended March 30, 2003 and the two immediately preceding fiscal years of the Company's chief executive officer and its other executive officers whose annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                     -----------------------
                                               ANNUAL COMPENSATION   RESTRICTED   SECURITIES
                                      FISCAL   -------------------     STOCK      UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR     SALARY    BONUS(1)   AWARDS(2)    OPTIONS(#)   COMPENSATION
---------------------------           ------   --------   --------   ----------   ----------   ------------
E. Randall Chestnut.................   2003    $363,000   $210,000    $   -0-          -0-         $-0-
  Chairman of the Board, President     2002     332,000    445,000     67,000          -0-          -0-
     and
  Chief Executive Officer              2001     300,000        -0-        -0-       35,000          -0-
Amy Vidrine Samson..................   2003    $166,000   $ 64,000    $   -0-          -0-         $-0-
  Vice President and                   2002     149,000     75,000     16,000          -0-          -0-
  Chief Financial Officer              2001     100,000     32,000        -0-        5,000          -0-
Nanci Freeman.......................   2003    $233,000   $ 95,000    $   -0-          -0-         $-0-
  President and Chief Executive        2002     220,000    122,000     23,000          -0-          -0-
     Officer,
  Crown Crafts Infant Products, Inc.   2001     213,000      2,000        -0-       10,000          -0-

---------------

(1) Bonuses for fiscal year 2002 included retention bonuses funded in November 2000 in conjunction with the sale of a division of the Company. The following retention bonus amounts were paid during fiscal 2002 as the executives were required to be employed through specified time periods: Mr. Chestnut -- $225,000; Ms. Samson -- $10,000 and Ms. Freeman -- $32,000.

(2) At March 30, 2003, Mr. Chestnut, Ms. Samson and Ms. Freeman held 420,000, 100,000 and 150,000 restricted shares of Common Stock, respectively, with a value of $193,000, $46,000 and $69,000, respectively. All of these shares are fully vested. The Company does not expect to pay dividends on these shares.

EMPLOYMENT AGREEMENTS

     Mr. Chestnut has a Severance Protection Agreement for a one-year term renewable annually, unless either party notifies the other timely of non-renewal, providing for payment of three times his compensation, acceleration of vesting of stock awards, repurchase by the Company of shares acquired on the exercise of stock options if he so elects, a cash payment sufficient to relieve him of any tax liability resulting from excise taxes on the payments to him, and other benefits if his employment is terminated within 12 months of a Change in Control, as defined in the Severance Protection Agreement, and such termination is without Cause or for Good Reason, as defined in the Severance Protection Agreement.

     Mr. Chestnut, Ms. Samson and Ms. Freeman each have an employment agreement through March 31, 2005, in the case of Mr. Chestnut, and through March 31, 2004, in the case of Ms. Samson and Ms. Freeman, which automatically renews on a monthly basis thereafter unless either party to such agreement gives the other party to such agreement one year's advance notice of non-renewal. Each agreement provides for annual salary and performance bonuses, as well as other benefits, including a restricted stock award of 420,000 shares of Common Stock to Mr. Chestnut, 100,000 shares of Common Stock to Ms. Samson and 150,000 shares of Common Stock to Ms. Freeman. If the Company terminates Mr. Chestnut's employment without Cause, as defined in his employment agreement, or Mr. Chestnut terminates his employment for Good Reason, as defined in his employment agreement, then Mr. Chestnut will be entitled to be paid the amounts provided in his Severance Protection Agreement. If the Company terminates the employment of either Ms. Samson or Ms. Freeman without Cause, as defined in their respective employment agreements, or either Ms. Samson or Ms. Freeman terminates her employment for Good Reason, as defined in their respective employment agreements, then Ms. Samson or Ms. Freeman, as the case may be, will be entitled to her compensation for the greater of the remaining term of the agreement or one year. If there is a Change in Control, as defined in each employment agreement, Mr. Chestnut, Ms. Samson and Ms. Freeman may, within 90 days, elect to terminate employment and receive the foregoing benefits. The employment agreements each contain one-year post-employment non-competition provisions and provide for a continuity of compensation during that period if termination of employment was without Cause or for Good Reason.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth certain information with respect to stock options held by the Named Executive Officers, at March 30, 2003. No options were granted to or exercised by the Named Executive Officers during fiscal 2003.

                                                NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                     UNDERLYING                 IN-THE-MONEY
                                                 OPTIONS AT 3/30/03         OPTIONS AT 3/30/03(1)
NAME AND PRINCIPAL POSITION                   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
---------------------------                   -------------------------   -------------------------
E. Randall Chestnut, Chairman of the Board,
  President and Chief Executive Officer.....          35,000/0                      $0/$0
Amy Vidrine Samson, Vice President and Chief
  Financial Officer.........................           8,500/0                      $0/$0
Nanci Freeman, President and Chief Executive
  Officer, Crown Crafts Infant Products,
  Inc. .....................................          20,000/0                      $0/$0

---------------

(1) Value is equal to the difference between the March 30, 2003 closing price of the Common Stock and the exercise price, which is equal to the closing price on the date of grant.

DIRECTORS' COMPENSATION

     Directors, other than employee directors who are not compensated for their duties as directors, are compensated in two forms: cash and stock options. On July 23, 2001, each director also received an initial grant of 5,000 shares of Common Stock.

     Each director is paid an annual cash retainer of $20,000 and committee chairmen are paid an additional $4,500 annual cash retainer. Each director also receives a cash fee of $2,000 for each board meeting attended and for each committee meeting held other than in conjunction with a board meeting. For each committee meeting that is held in conjunction with a board meeting, each committee member receives a cash fee of $1,000.

     Each director receives an option grant to purchase 2,000 shares of the Company's Common Stock each year on the day after the Company's annual meeting of shareholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From April 1, 2002 through March 30, 2003, the compensation committee was comprised of Messrs. Nie (Chairman), Fox and Payne. There were no compensation committee interlocks.

     Mr. Fox, a director of the Company, is a partner in the firm of Rogers & Hardin LLP, which performed legal services for the Company in fiscal 2003 and is performing legal services for the Company in fiscal 2004 at customary rates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information, based upon publicly filed documents, regarding the beneficial ownership of the Company's Common Stock as of June 30, 2003 by (i) each director of the Company, (ii) the current executive officers of the Company named in the Summary Compensation Table included elsewhere herein, (iii) all officers and directors as a group, and (iv) all persons known to the Company who may be deemed beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock, under the rules of the SEC. An asterisk indicates beneficial ownership of less than one percent. Unless otherwise specified in the footnotes, the shareholder has sole voting and dispositive power over the shares of Common Stock beneficially held.

                                                           NUMBER OF SHARES   PERCENTAGE OF
                                                             BENEFICIALLY      OUTSTANDING
NAME                                                           OWNED(1)          SHARES
----                                                       ----------------   -------------
Michael H. Bernstein(2)..................................     1,432,243           15.1%
  c/o Jerry Sims, Esq.
  Sims Moss Kline & Davis LLP
  Three Ravinia Drive, Suite 1700
  Atlanta, Georgia 30346
Wynnefield Capital, Inc. ................................     1,395,535           14.7%
  450 Seventh Avenue, Suite 509
  New York, New York 10123
Elizabeth Fishman(3).....................................       749,230            7.9%
  c/o Jerry Sims, Esq.
  Sims Moss Kline & Davis LLP
  Three Ravinia Drive, Suite 1700
  Atlanta, Georgia 30346
Dimensional Fund Advisors................................       565,560            6.0%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401
E. Randall Chestnut(4)...................................       461,103            4.8%
Amy Vidrine Samson(5)....................................       149,112            1.6%
Nanci Freeman(6).........................................       220,810            2.3%
William T. Deyo, Jr.(7)..................................         5,667              *
Steven E. Fox(7).........................................         5,667              *
Sidney Kirschner(7)......................................         5,667              *
Zenon S. Nie(7)..........................................         5,667              *

                                                           NUMBER OF SHARES   PERCENTAGE OF
                                                             BENEFICIALLY      OUTSTANDING
NAME                                                           OWNED(1)          SHARES
----                                                       ----------------   -------------
William P. Payne(7)......................................         5,667              *
Dr. Donald Ratajczak(7)..................................         5,667              *
Dr. James A. Verbrugge(7)................................         5,667              *
All officers and directors as a group (10 persons).......       870,694            9.1%

---------------

(1) The number of shares beneficially owned and the percentage of ownership includes all options to acquire shares of Common Stock that may be exercised within 60 days of June 23, 2003.

(2) Includes 647,064 shares of Common Stock owned individually by Mr. Bernstein, 98,912 shares held by Mr. Bernstein as custodian or trustee for his minor children as to which he disclaims beneficial ownership, 82,236 shares held by the Bernstein Family Foundation, a charitable foundation for which Mr. Bernstein acts as trustee, 421,031 shares held in the estate of Phillip Bernstein for which Mr. Bernstein is co-executor together with his sister, 118,000 shares owned by Inez Bernstein for which Mr. Bernstein holds power of attorney together with his sister, and 65,000 shares owned by a trust for which Mr. Bernstein is a trustee.

(3) Includes 150,199 shares of Common Stock owned individually, 421,031 shares held in the estate of Phillip Bernstein for which Ms. Fishman is co-executor together with her brother, 118,000 shares owned by Inez Bernstein for which Ms. Fishman holds power of attorney together with her brother, and 60,000 shares owned by a trust for which Ms. Fishman is a trustee.

(4) Includes 426,103 shares of Common Stock owned individually by Mr. Chestnut and options to purchase 35,000 shares of Common Stock.

(5) Includes 140,612 shares of Common Stock owned individually by Ms. Samson and options to purchase 8,500 shares of Common Stock.

(6) Includes 190,500 shares of Common Stock owned individually by Ms. Freeman, 10,250 shares owned by her husband, and options to purchase 20,000 shares of Common Stock.

(7) Includes 5,000 shares of Common Stock owned individually and options to purchase 667 shares of Common Stock.

     The following table sets forth information regarding shares of the Company's Common Stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company's existing equity compensation plans, as of March 30, 2003.

                                     NUMBER OF SECURITIES                          NUMBER OF SECURITIES
                                         TO BE ISSUED         WEIGHTED-AVERAGE     REMAINING AVAILABLE
                                       UPON EXERCISE OF      EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                                     OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,       UNDER EQUITY
PLAN CATEGORY                        WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     COMPENSATION PLANS
-------------                        --------------------   --------------------   --------------------
EQUITY COMPENSATION PLANS APPROVED
  BY SECURITY HOLDERS:
  1995 Stock Option Plan...........        524,550                 $1.28                1,112,937(1)
EQUITY COMPENSATION PLANS NOT
  APPROVED BY SECURITY HOLDERS:
  Restricted Stock Plan............             --                    --                   81,000(2)

---------------

(1) Subsequent to March 30, 2003, the Company amended the 1995 Stock Option Plan to reduce the number of shares that may be issued under the plan from 1,930,000 to 1,292,513. This, in turn, reduced the number of securities available for future issuance to 475,450.

(2) The 81,000 securities remaining available at March 30, 2003 were issued subsequent to fiscal 2003 year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     Mr. Fox, a director of the Company, is a partner in the firm of Rogers & Hardin LLP, which performed legal services for the Company in fiscal 2003 and is performing legal services for the Company in fiscal 2004 at customary rates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROWN CRAFTS, INC.

                                          By:    /s/ AMY VIDRINE SAMSON
                                            ------------------------------------
                                                     Amy Vidrine Samson
                                             Vice President and Chief Financial
                                                           Officer
                                                  Chief Accounting Officer

     I, E. Randall Chestnut, certify that:

          1. I have reviewed this annual report on Form 10-K/A of Crown Crafts, Inc.;

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

     Date: July 28, 2003
                                          /s/ E. RANDALL CHESTNUT
                                          --------------------------------------
                                                   E. Randall Chestnut
                                            Chairman of the Board, President &
                                                 Chief Executive Officer

     I, Amy Vidrine Samson, certify that:

          1. I have reviewed this annual report on Form 10-K/A of Crown Crafts, Inc.;

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

     Date: July 28, 2003
                                          /s/ AMY VIDRINE SAMSON
                                          --------------------------------------
                                                    Amy Vidrine Samson
                                             Vice President & Chief Financial
                                                         Officer