Form 10-Q
period 2003-06-29
CROWN CRAFTS INC
filed 2003-08-13
CIK 25895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003


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

                                 Yes [X] No [ ]

    The number of shares of common stock, $1.00 par value, of the Registrant outstanding as of June 29, 2003 was 9,503,687.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                        June 29, 2003 and March 30, 2003
                                  (Unaudited)


Dollar amounts in thousands                                              June 29,        March 30,
                                                                          2003            2003 *
                                                                      ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $        100     $        194
Accounts receivable (net of allowances of $2,871 at June 29, 2003 and $1,927 at March 30, 2003):
      Due from factor                                                       10,995           14,472
      Other                                                                  1,042            1,304
Inventories, net                                                            18,759           15,548
Other current assets                                                         1,154            1,114
                                                                      ------------     ------------
Total current assets                                                        32,050           32,632
                                                                      ------------     ------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
Land, buildings and improvements                                             1,849            1,920
Machinery and equipment                                                      2,743            3,285
Furniture and fixtures                                                         680              677
                                                                      ------------     ------------
                                                                             5,272            5,882
Less accumulated depreciation                                                3,383            3,644
                                                                      ------------     ------------
Property, plant and equipment - net                                          1,889            2,238
                                                                      ------------     ------------
OTHER ASSETS:
Goodwill, net                                                               22,974           22,974
Other                                                                           93               82
                                                                      ------------     ------------
TOTAL OTHER ASSETS                                                          23,067           23,056
                                                                      ------------     ------------
TOTAL ASSETS                                                          $     57,006     $     57,926
                                                                      ============     ============

* The Consolidated Balance Sheet at March 30, 2003 has been derived from the audited balance sheet at that date.

See notes to unaudited condensed consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        June 29, 2003 and March 30, 2003
                                  (Unaudited)


                                                                                 June 29,          March 30,
Dollar amounts in thousands                                                        2003             2003 *
                                                                               ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable                                                               $      4,924      $      4,524
Accrued wages and benefits                                                            1,415             1,413
Accrued royalties                                                                     1,657             1,454
Other accrued liabilities                                                             1,320             1,361
Current maturities of long-term debt                                                  3,015             3,014
                                                                               ------------      ------------
Total current liabilities                                                            12,331            11,766
                                                                               ------------      ------------
NON-CURRENT LIABILITIES:
Long-term debt                                                                       29,457            30,895
                                                                               ------------      ------------
Total non-current liabilities                                                        29,457            30,895
                                                                               ------------      ------------
COMMITMENTS AND CONTINGENCIES
                                                                                         --                --
SHAREHOLDERS' EQUITY:
Common stock - par value $1.00 per share, 50,000,000 shares authorized
   Outstanding: 9,503,687 at June 29, 2003 and 9,421,437 at March 30, 2003            9,504             9,421
Additional paid-in capital                                                           28,835            28,857
Accumulated deficit                                                                 (23,102)          (22,988)
Cumulative currency translation adjustment                                              (19)              (25)
                                                                               ------------      ------------
Total shareholders' equity                                                           15,218            15,265
                                                                               ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $     57,006      $     57,926
                                                                               ============      ============

* The Consolidated Balance Sheet at March 30, 2003 has been derived from the audited balance sheet at that date.

See notes to unaudited condensed consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
        For The Three-Month Periods Ended June 29, 2003 and June 30, 2002
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
Amounts in thousands, except per                    June 29,        June 30,
  share amounts                                       2003            2002
                                                   ----------      ----------
Net sales                                          $   18,465      $   17,928
Cost of products sold                                  14,304          14,309
                                                   ----------      ----------
Gross profit                                            4,161           3,619
Marketing and administrative expenses                   3,161           3,160
                                                   ----------      ----------
Income from operations                                  1,000             459
Other income (expense):
      Interest expense                                 (1,035)         (1,173)
      Other - net                                           1              43
                                                   ----------      ----------
(Loss) before income taxes                                (34)           (671)
Income tax expense                                         80              22
                                                   ----------      ----------
Net (loss)                                               (114)           (693)
                                                   ----------      ----------
Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment              6             (34)
                                                   ----------      ----------
Comprehensive (loss)                               $     (108)     $     (727)
                                                   ==========      ==========

Basic (loss) per share                             $    (0.01)     $    (0.07)
                                                   ==========      ==========

Diluted (loss) per share                           $    (0.01)     $    (0.07)
                                                   ==========      ==========

Weighted average shares outstanding - basic             9,427           9,421
                                                   ==========      ==========
Weighted average shares outstanding - diluted           9,427           9,421
                                                   ==========      ==========

See notes to unaudited condensed consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three-Month Periods ended June 29, 2003 and June 30, 2002
                                   (UNAUDITED)

                                                                       (in thousands)
                                                                 --------------------------
                                                                 June 29,        June 30,
                                                                   2003            2002
                                                                ----------      ----------
OPERATING ACTIVITIES:
Net (loss)                                                      $     (114)     $     (693)
Adjustments to reconcile net (loss) to net cash provided by
     operating activities:
     Depreciation of property, plant and equipment                     145             243
     Changes in assets and liabilities
          Accounts receivable, net                                   3,739           3,085
          Inventories, net                                          (3,211)         (1,149)
          Other current assets                                         (40)            777
          Other assets                                                 (11)           (208)
          Accounts payable                                             400            (793)
          Accrued liabilities                                          162            (710)
                                                                ----------      ----------
Net cash provided by operating activities                            1,070             552
                                                                ----------      ----------

INVESTING ACTIVITIES:
Capital expenditures                                                   (35)           (141)
Proceeds from disposition of assets                                    240              --
Other                                                                    7             (34)
                                                                ----------      ----------
Net cash provided by (used in) investing activities                    212            (175)
                                                                ----------      ----------

FINANCING ACTIVITIES:
Payment of long-term borrowing                                     (10,111)        (11,472)
Long-term borrowing                                                  8,674          11,165
Issuance of common stock                                                61              --
                                                                ----------      ----------
Net cash (used in) financing activities                             (1,376)           (307)
                                                                ----------      ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (94)             70
Cash and cash equivalents at beginning of period                       194             388
                                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $      100      $      458
                                                                ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (refunded)                                    $      (21)     $       54
Interest paid                                                          770             869

See notes to unaudited condensed consolidated financial statements.

                       CROWN CRAFTS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    AT AND FOR THE THREE-MONTH PERIODS ENDED JUNE 29, 2003 AND JUNE 30, 2002


1. Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the "Company") as of June 29, 2003 and the results of its operations and cash flows for the three-month periods ended June 29, 2003 and June 30, 2002. Such adjustments include normal recurring accruals. Operating results for the three-month periods ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending March 28, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended March 30, 2003 of the Company.

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

     Recently Issued Accounting Standards: In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company's fiscal period ending March 30, 2003. The Company adopted this standard on that date and determined that they would continue to utilize the intrinsic method of accounting and included the additional disclosures in the current year financial statements.

2. Segment and Related Information: The Company's principal segments include adult home furnishing products, consisting primarily of hand-woven throws, and infant and juvenile products, consisting of infant bedding, bibs, infant soft goods and juvenile products (primarily Pillow Buddies(R)). Financial information attributable to the Company's business segments for the three-month periods ended June 29, 2003 and June 30, 2002 was as follows (in thousands):

                                       Three Months Ended
                                    June 29,          June 30,
                                      2003              2002
                                  ------------      ------------
NET SALES
Adult home furnishing
   products                       $        416      $        531
Infant & juvenile products              18,049            17,397
                                  ------------      ------------
Total                             $     18,465      $     17,928
                                  ============      ============

OPERATING INCOME (LOSS)
Adult home furnishing
   products                       $        (71)     $        (54)
Infant & juvenile products               1,071               513
                                  ------------      ------------
Total                             $      1,000      $        459
                                  ============      ============

3.       Inventory: Major classes of inventory were as follows (in thousands):

                        June 29,         March 30,
                          2003             2003
                      ------------     ------------
Raw materials         $      3,097     $      2,991
Work in process                817            1,411
Finished goods              14,845           11,146
                      ------------     ------------
                      $     18,759     $     15,548
                      ============     ============

     Inventory is net of reserves for inventories classified as irregular or discontinued of $1.0 million and $1.6 million at June 29, 2003 and March 30, 2003, respectively.

4. Restructuring Charge In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close the Mexican manufacturing facility operated by its majority-owned subsidiary, Burgundy Interamericana ("Burgundy"). This decision was based on extensive research by management which indicated that, due to lower wages and the elimination of the quota on bibs, outsourcing the supply of products currently manufactured by Burgundy to Asian manufacturers was more cost-effective and competitive than maintaining existing operations in Mexico. Under the plan, Burgundy continued to operate through the first quarter of fiscal 2004, at which time the Company began to liquidate Burgundy's assets. As a result of the decision of the Company to discontinue its Mexican operations, the Company recorded a $1.8 million restructuring charge to operations in the quarter ended December 29, 2002, which consisted primarily of a write-down of the property and equipment at the Mexican facility of approximately $800,000, inventory items deemed to be in excess of production requirements of approximately $600,000, an accrual for contractual termination benefits of approximately $300,000 due Burgundy's entire workforce (approximately 130 employees) under the provisions of Mexico's labor regulations and the write-off of goodwill of approximately $60,000. The Company paid approximately $129,000 of the severance benefits in the first quarter of fiscal 2004 and will pay the remainder through October 2003. The Company continued to charge the ongoing operating costs associated with Burgundy's production in the period in which the costs were incurred. The Company incurred a loss of approximately $85,000 related to the operation and closure of this facility for the three-month period ended June 29, 2003, at which time the closure was substantially complete.

5.   Financing Arrangements

     Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, which expires July 2005, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts.

     Notes Payable and Other Credit Facilities: At June 29, 2003 and March 30, 2003, long-term debt consisted of:

                                                June 29,         March 30,
                                                  2003              2003
                                              ------------      ------------
Promissory notes                              $     34,565      $     35,068
Floating rate revolving credit facilities              721             1,799

Non-interest bearing notes                             274               274
Original issue discount                             (3,088)           (3,232)
                                              ------------      ------------
                                                    32,472            33,909
Less current maturities                              3,015             3,014
                                              ------------      ------------
                                              $     29,457      $     30,895
                                              ============      ============

     At June 29, 2003, the Company's credit facilities include the following:

         Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (5.00% at June 29, 2003) for base rate borrowings and LIBOR plus 2.75% (3.77% at June 29, 2003) for Euro-dollar borrowings. The maturity date is June 30, 2005. The facility is secured by a first lien on all assets. The balance was $0.7 million at June 29, 2003. The Company had $13.3 million available at June 29, 2003. As of June 29, 2003, letters of credit of $1.35 million were outstanding against the $3 million sub-limit for letters of credit associated with the $19 million revolving credit facility.

         Senior Notes of $10.5 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter thereafter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. The Company anticipates that it will make an excess cash flow payment of $1.4 million on September 30, 2003.

         Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $3.1 million is included in the Consolidated Balance Sheet as of June 29, 2003.

     These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest, and minimum shareholders' equity. Certain covenants included in the credit facilities were amended in conjunction with the liquidation of Burgundy, as discussed in Note 4, in order to account for the recording of the related restructuring charge. The Company is in compliance with its covenants at June 29, 2003. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends.

         Minimum annual maturities are as follows: (in thousands)

Fiscal    Revolver    Senior Notes      Sub Notes      PIK Notes       Total
------   ----------   ------------     ----------     ----------     ----------
2004     $       --     $    2,500     $       --     $       --     $    2,500
2005             --          2,000             --             --          2,000
2006            721          2,500             --             --          3,221
2007             --          3,500             --             --          3,500
2008             --             --         24,000 *          274         24,274
         ----------     ----------     ----------     ----------     ----------
Total    $      721     $   10,500     $   24,000     $      274     $   35,495
         ==========     ==========     ==========     ==========     ==========

     * Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

     As part of its refinancing on July 23, 2001, the Company issued to the lenders warrants for non-voting common stock that are convertible into common stock equivalent to approximately 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are exercisable, non-callable and expire six years from their date of issuance. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid-in capital in the second quarter of fiscal 2002.

6. Stock Options The Company accounts for its stock option plans using the intrinsic value method established by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation cost has been recognized in the Company's financial statements for its stock based compensation plans. The Company complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options using the fair value method of that statement.

     Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

             (in thousands, except per share data)      June 29,      June 30,
                                                          2003          2002
                                                        --------      --------
             Net (loss), as reported                    $   (114)     $   (693)
             Deduct:  Total stock-based employee
             compensation expense determined under
             fair value based method for all awards          (10)           (1)
                                                        --------      --------
             Pro forma net (loss)                       $   (124)     $   (694)
                                                        ========      ========

             (Loss) per share:
                Basic - as reported                     $  (0.01)     $  (0.07)
                Basic - pro forma                          (0.01)        (0.07)
                Diluted - as reported                      (0.01)        (0.07)
                Diluted - pro forma                        (0.01)        (0.07)


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 29, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2002

Total net sales for the first quarter of fiscal year 2004 increased $537,000, or 3.0%, to $18.5 million from $17.9 million for the first quarter of fiscal year 2003. Net sales of throws decreased $115,000, or 21.6%, to $416,000 because sales volumes of high-end luxury throws have been negatively impacted by the recent downturn in the economy. Net sales of infant and juvenile products increased $652,000, or 3.7%, to $18.0 million due to an increase in the number of SKUs placed with customers.

During the first quarter of fiscal year 2004, cost of sales decreased to 77.5% of net sales from 79.8% for the same period in fiscal year 2003. The increase in infant products' gross margin is attributable to improvements in global sourcing as the Company has moved additional production to Asia.

Marketing and administrative expenses decreased by $6,000, or 0.03%, in the current year quarter compared to the same quarter in the prior fiscal year and were 17.1% of net sales for the current quarter compared to 17.6% for the corresponding quarter of the prior year. Savings in labor and commissions expenses were offset by costs related to the liquidation of Burgundy Interamericana of approximately $139,000.

Interest expense for the first quarter of fiscal year 2004 decreased by $138,000 because of a lower average debt balance and reduced interest rates.

Income tax expense for the quarter ended June 29, 2003 includes a provision for federal alternative minimum taxes and state and local income taxes of $80,000. For the quarter ended June 30, 2002, the Company recorded income tax expense of $22,000 related to estimated state and local taxes.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.1 million for the quarter ended June 29, 2003 compared to net cash provided by operating activities of $0.6 million for the quarter ended June 30, 2002. Net cash provided by investing activities was $0.2 million compared to net cash used in investing activities of $0.2 million in the prior year period. Net cash used in financing activities increased to $1.4 million compared to net cash used in financing activities of $0.3 million in the prior year period, due to reductions in outstanding debt.

The Company's ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company's future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations together with revolving credit availability will be adequate to meet liquidity needs for the forseeable future.

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

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management's current expectations, projections, estimates and assumptions. Words such as "expects," "believes," "anticipates" and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, changing competition, the level and pricing of future orders from the Company's customers, the Company's dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company's ability to successfully implement new information technologies, and the Company's dependence upon licenses from third parties.


                      ITEM 3 - QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt, commodity prices and foreign exchange rates. The exposure to interest rate risk relates to its floating rate debt, $0.7 million of which was outstanding at June 29, 2003 compared to $1.8 million at March 30, 2003. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $7,000 at the debt level of June 29, 2003 and $18,000 at the debt level of March 30, 2003. The exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material used in a substantial number of the Company's products. The exposure to foreign exchange rates relates to its Mexican manufacturing subsidiary. During the fiscal year ended March 30, 2003, this subsidiary manufactured product for the Company with a value of approximately $4.5 million. The Company's investment in the subsidiary was approximately $2.7 million at March 30, 2003. In December 2002, the Company adopted a formal plan to terminate operations at this facility.

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

Item 2 - Changes in Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.1 Fourth Amendment to Subordinated Note and Warrant Purchase Agreement dated as of August 1, 2003, by and among the Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.)

         10.2 Fifth Amendment to Credit Agreement dated as of August 1, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders

         10.3 Amended and Restated Support Agreement dated as of August 6, 2003 by and between the Company and Wynnefield Capital Management, LLC

         31.1 Certification of the Company's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of the Company's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of the Company's Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of the Company's Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  The Company filed the following Current Reports on Form 8-K during the quarter ended June 29, 2003:

                  (1) The Company's Current Report on Form 8-K filed with the SEC on May 9, 2003, setting forth under Item 5 of such report Global Amendment Agreement by and among the Company, its subsidiaries and its lenders and a Reserved Shares Agreement by and among the Company and its lenders.

                  (2) The Company's Current Report on Form 8-K filed with the SEC on May 9, 2003, setting forth under Item 5 of such report a Support Agreement by and between the Company and Wynnefield Capital Management, LLC.

                  (3) The Company's Current Report on Form 8-K filed with the SEC on June 19, 2003, setting forth under Item 9 of such report a press release discussing the Company's fourth quarter and year-end earnings for the period ended March 30, 2003.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CROWN CRAFTS, INC.

Date:  August 13, 2003                    /s/ Amy Vidrine Samson
       ---------------                    --------------------------------------
                                              AMY VIDRINE SAMSON
                                              Chief Financial Officer
                                              (duly authorized signatory and
                                              Principal Financial and Accounting
                                              Officer)

                                Index to Exhibits

Exhibit
Number          Description
-------         -----------
10.1            Fourth Amendment to Subordinated Note and Warrant Purchase
                Agreement dated as of August 1, 2003, by and among the
                Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of
                America and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.)

10.2 Fifth Amendment to Credit Agreement dated as of August 1, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc.,
                Crown Crafts Infant Products, Inc., Wachovia Bank, National
                Association (successor by merger to Wachovia Bank, N.A.), as
                Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic
                Solutions, Inc. (assignee of Bank of America, N.A.) and The
                Prudential Insurance Company of America, as Lenders

10.3            Amended and Restated Support Agreement dated as of August 6,
                2003 by and between the Company and Wynnefield Capital
                Management, LLC

31.1 Certification of the Company's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Company's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Company's Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Company's Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002