Form 10-Q
period 2003-09-28
CROWN CRAFTS INC
filed 2003-11-12
CIK 25895

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2003

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____to_____

                           Commission File No. 1-7604

                                CROWN CRAFTS, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   58-0678148
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              916 South Burnside Avenue, Gonzales, Louisiana 70737
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (225) 647-9100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

The number of shares of common stock, $1.00 par value, of the Registrant outstanding as of September 28, 2003 was 9,504,937.

                                    FORM 10-Q

                       CROWN CRAFTS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      September 28, 2003 and March 30, 2003
                                   (Unaudited)

                                                             September 28,    March 30,
Dollar amounts in thousands                                      2003           2003 *
                                                             -------------    ---------
ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                      $    59        $   194
Accounts receivable (net of allowances of $3,917 at
      September 28, 2003 and $1,927 at March 30, 2003):

      Due from factor                                           11,948         14,472
      Other                                                      2,211          1,304
Inventories, net                                                17,416         15,548
Other current assets                                               966          1,114
                                                               -------        -------
Total current assets                                            32,600         32,632
                                                               -------        -------
PROPERTY, PLANT AND EQUIPMENT - AT COST:

Land, buildings and improvements                                 1,784          1,920
Machinery and equipment                                          2,612          3,285
Furniture and fixtures                                             664            677
                                                               -------        -------
                                                                 5,060          5,882
Less accumulated depreciation                                    3,224          3,644
                                                               -------        -------
Property, plant and equipment - net                              1,836          2,238
                                                               -------        -------
OTHER ASSETS:
Goodwill, net                                                   22,974         22,974
Other                                                               80             82
                                                               -------        -------
TOTAL OTHER ASSETS                                              23,054         23,056
                                                               -------        -------
TOTAL ASSETS                                                   $57,490        $57,926
                                                               =======        =======

* The Consolidated Balance Sheet at March 30, 2003 has been derived from the audited balance sheet at that date.

See notes to unaudited condensed consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      September 28, 2003 and March 30, 2003
                                   (Unaudited)

                                                          September 28,      March 30,
Dollar amounts in thousands                                   2003             2003*
                                                          -------------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                            $  3,625         $  4,524
Accrued wages and benefits                                       892            1,413
Accrued royalties                                              1,919            1,454
Other accrued liabilities                                      1,030            1,361
Current maturities of long-term debt                           3,015            3,014
                                                            --------         --------
Total current liabilities                                     10,481           11,766
                                                            --------         --------
NON-CURRENT LIABILITIES:
Long-term debt                                                30,867           30,895
COMMITMENTS AND CONTINGENCIES                                     --               --
SHAREHOLDERS' EQUITY:
Common stock - par value $1.00 per share, 50,000,000
shares authorized
   Outstanding: 9,504,937 at September 28, 2003 and
   9,421,437 at March 30, 2003                                 9,505            9,421
Additional paid-in capital                                    28,834           28,857
Accumulated deficit                                          (22,178)         (22,988)
Cumulative currency translation adjustment                       (19)             (25)
                                                            --------         --------
Total shareholders' equity                                    16,142           15,265
                                                            --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 57,490         $ 57,926
                                                            ========         ========

* The Consolidated Balance Sheet at March 30, 2003 has been derived from the audited balance sheet at that date.

See notes to unaudited condensed consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    For The Three and Six-Month Periods Ended
                   September 28, 2003 and September 29, 2002
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
Amounts in thousands, except per                      September 28,      September 29,      September 28,      September 29,
share amounts                                             2003               2002               2003               2002
                                                      -------------      -------------      -------------      -------------
Net sales                                               $ 22,001           $ 28,399           $ 40,466           $ 46,326
Cost of products sold                                     17,129             21,631             31,433             35,940
                                                        --------           --------           --------           --------
Gross profit                                               4,872              6,768              9,033             10,386
Marketing and administrative expenses                      2,826              3,456              5,987              6,616
                                                        --------           --------           --------           --------
Income from operations                                     2,046              3,312              3,046              3,770
Other income (expense):
      Interest expense                                    (1,029)            (1,183)            (2,064)            (2,357)
      Other - net                                             (5)                33                 (4)                77
                                                        --------           --------           --------           --------
Income before income taxes                                 1,012              2,162                978              1,490
Income tax expense                                            88                 83                168                104
                                                        --------           --------           --------           --------
Net income                                                   924              2,079                810              1,386
Other comprehensive income, net of tax:
       Foreign currency translation adjustment                --                  3                  6                (31)
                                                        --------           --------           --------           --------
Comprehensive income                                    $    924           $  2,082           $    816           $  1,355
                                                        ========           ========           ========           ========

Basic income per share                                  $   0.10           $   0.22           $   0.09           $   0.15
                                                        ========           ========           ========           ========

Diluted income per share                                $   0.04           $   0.09           $   0.04           $   0.06
                                                        ========           ========           ========           ========

Weighted average shares outstanding - basic                9,505              9,421              9,466              9,421
                                                        ========           ========           ========           ========

Weighted average shares outstanding - diluted             22,872             22,715             22,562             22,007
                                                        ========           ========           ========           ========


See notes to unaudited condensed consolidated financial statements.

                       Crown Crafts, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six-Month Periods ended
                   September 28, 2003 and September 29, 2002
                                  (UNAUDITED)

                                                                         (in thousands)
                                                                 September 28,      September 29,
                                                                     2003               2002
                                                                 -------------      -------------
OPERATING ACTIVITIES:

Net income                                                         $    810           $  1,386
Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation of property, plant and equipment                      273                408
     Loss on disposition of property, plant and equipment                 7                 --
     Changes in assets and liabilities
          Accounts receivable, net                                    1,617             (5,060)
          Inventories, net                                           (1,868)               302
          Income tax receivable                                          --              1,820
          Other current assets                                          148               (702)
          Other assets                                                    2                 88
          Accounts payable                                             (899)             1,042
          Accrued liabilities                                          (371)              (224)
                                                                   --------           --------
Net cash (used in) operating activities                                (281)              (940)
                                                                   --------           --------

INVESTING ACTIVITIES:

Capital expenditures                                                   (165)              (202)
Proceeds from disposition of assets                                     271                 --
Other                                                                     6                (31)
                                                                   --------           --------
Net cash provided by (used in) investing activities                     112               (233)
                                                                   --------           --------
FINANCING ACTIVITIES:

Payment of long-term borrowing                                      (19,004)           (21,137)
Long-term borrowing                                                  18,977             22,202
Issuance of common stock                                                 61                 --
                                                                   --------           --------
Net cash provided by financing activities                                34              1,065
                                                                   --------           --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                            (135)              (108)
Cash and cash equivalents at beginning of period                        194                388
                                                                   --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     59           $    280
                                                                   ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunded)                                       $      1           $ (1,762)
Interest paid                                                         1,522              1,468

See notes to unaudited condensed consolidated financial statements.

                       CROWN CRAFTS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    AT AND FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 28, 2003 AND
                               SEPTEMBER 29, 2002


1. Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the "Company") as of September 28, 2003 and the results of its operations and cash flows for the three and six-month periods ended September 28, 2003 and September 29, 2002. Such adjustments include normal recurring accruals. Operating results for the three and six-month periods ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending March 28, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended March 30, 2003 of the Company.

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

    Recently Issued Accounting Standards: In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for the Company's fiscal period ended March 30, 2003. The Company adopted this standard on that date and determined that it would continue to utilize the intrinsic method of accounting and included the additional disclosures in the current period financial statements.

2. Segment and Related Information: The Company's principal segments include adult home furnishing products, consisting primarily of hand-woven throws, and infant and juvenile products, consisting of infant bedding, bibs, infant soft goods and juvenile products (primarily Pillow Buddies(R)). Financial information attributable to the Company's business segments for the three and six-month periods ended September 28, 2003 and September 29, 2002 was as follows (in thousands):

                                       Three Months Ended                 Six Months Ended
                                September 28,    September 29,     September 28,   September 29,
                                     2003             2002             2003             2002
                                -------------    -------------     -------------   -------------
NET SALES

Adult home furnishing products     $    624        $    718         $  1,039         $  1,248
Infant & juvenile products           21,377          27,681           39,427           45,078
                                   --------        --------         --------         --------
Total                              $ 22,001        $ 28,399         $ 40,466         $ 46,326
                                   ========        ========         ========         ========
OPERATING INCOME (LOSS)

Adult home furnishing products     $    (11)       $    (23)        $    (83)        $    (77)
Infant & juvenile products            2,057           3,335            3,129            3,847
                                   --------        --------         --------         --------
Total                              $  2,046        $  3,312         $  3,046         $  3,770
                                   ========        ========         ========         ========

3.  Inventory: Major classes of inventory were as follows (in thousands):


                                     September 28,       March 30,
                                          2003              2003
                                     -------------       ---------
    Raw materials                      $ 2,644            $ 2,991
    Work in process                        716              1,411
    Finished goods                      14,056             11,146
                                       -------            -------
                                       $17,416            $15,548
                                       =======            =======

    Inventory is net of reserves for inventories classified as irregular or discontinued of $942,000 and $1.6 million at September 28, 2003 and March 30, 2003, respectively.

4. Restructuring Charge In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close the Mexican manufacturing facility operated by its majority-owned subsidiary, Burgundy Interamericana ("Burgundy"). This decision was based on extensive research by management which indicated that, due to lower wages and the elimination of the quota on bibs, outsourcing the supply of products currently manufactured by Burgundy to Asian manufacturers was more cost-effective and competitive than maintaining existing operations in Mexico. Under the plan, Burgundy continued to operate through the first quarter of fiscal 2004, at which time the Company began to liquidate Burgundy's assets. As a result of the decision of the Company to discontinue its Mexican operations, the Company recorded a $1.8 million restructuring charge to operations in the quarter ended December 29, 2002, which consisted primarily of a write-down of the property and equipment at the Mexican facility of approximately $800,000, inventory items deemed to be in excess of production requirements of approximately $600,000, an accrual for contractual termination benefits of approximately $300,000 due Burgundy's entire workforce (approximately 130 employees) under the provisions of Mexico's labor regulations and the write-off of goodwill of approximately $60,000. The Company paid approximately $189,000 of the severance benefits in the first quarter of fiscal 2004 and paid the remainder through October 2003. The Company continued to charge the ongoing operating costs associated with Burgundy's production in the period in which the costs were incurred. The Company incurred a loss of approximately $85,000 related to the operation and closure of this facility for the three-month period ended June 29, 2003, at which time the closure was complete.

5.  Financing Arrangements

    Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the associated factoring agreement, which expires July 2005, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts.

    Notes Payable and Other Credit Facilities: At September 28, 2003 and March 30, 2003, long-term debt consisted of:

                                                       September 28,          March 30,
                                                           2003                 2003
                                                         --------             --------
    Promissory notes                                     $ 34,061             $ 35,068
    Floating rate revolving credit facilities               2,218                1,799
    Non-interest bearing notes                                541                  274
    Original issue discount                                (2,938)              (3,232)
                                                         --------             --------
                                                           33,882               33,909
    Less current maturities                                 3,015                3,014
                                                         --------             --------
                                                         $ 30,867             $ 30,895
                                                         ========             ========

At September 28, 2003, the Company's credit facilities included the following:

    Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (5.00% at September 28, 2003) for base rate borrowings and LIBOR plus 2.75% (3.87% at September 28, 2003) for Euro-dollar borrowings. The maturity date is June 30, 2005. The facility is secured by a first lien on all assets. The balance was $2.2 million at September 28, 2003. The Company had $14.5 million available at September 28, 2003. As of September 28, 2003, letters of credit of $1.35 million were outstanding under the revolving credit facility.

    Senior Notes of $10 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. The Company made an excess cash flow payment of $1.4 million on September 30, 2003.

    Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007, and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) the sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $2.9 million is included in the Consolidated Balance Sheet as of September 28, 2003.

These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders' equity. Certain covenants included in the credit facilities were amended in conjunction with the liquidation of Burgundy, as discussed in Note 4, in order to account for the recording of the related restructuring charge. The Company is in compliance with its covenants at September 28, 2003. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends.

    Minimum annual maturities are as follows: (in thousands)

    Fiscal           Revolver     Senior Notes    Sub Notes       PIK Notes       Total
    ------           --------     ------------    ---------       ---------      -------
    2004             $    --        $ 2,000        $    --         $    --        $ 2,000
    2005                  --          2,000             --              --          2,000
    2006               2,218          2,500             --              --          4,718
    2007                  --          3,500             --              --          3,500
    2008                  --             --         24,000*            541         24,541
                     -------        -------        -------         -------        -------
    Total            $ 2,218        $10,000        $24,000         $   541        $36,759
                     =======        =======        =======         =======        =======

*Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

As part of its refinancing on July 23, 2001, the Company issued to its lenders warrants for non-voting common stock that are convertible into common stock equivalent to approximately 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are currently exercisable and non-callable and expire six years from their date of issuance. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid-in capital in the second quarter of fiscal 2002.

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

    Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company's net income and income per share would have been as indicated below (in thousands, except per share data):

                                                           Three months ended                  Six months ended
                                                      September 28,    September 29,     September 28,    September 29,
                                                           2003            2002               2002            2003
                                                      -------------    -------------     -------------    -------------
    Net income, as reported                             $     924        $   2,079         $     810        $   1,386
    Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all awards               (5)              (4)              (15)              (5)
                                                        ---------        ---------         ---------        ---------
    Pro forma net income                                $     919        $   2,075         $     795        $   1,381
                                                        =========        =========         =========        =========

    Income per share:
       Basic - as reported                              $    0.10        $    0.22         $    0.09        $    0.15
       Basic - pro forma                                     0.10             0.22              0.08             0.15
       Diluted - as reported                                 0.04             0.09              0.04             0.06
       Diluted - pro forma                                   0.04             0.09              0.04             0.06

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 28, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 29, 2002

Total net sales for the second quarter of fiscal year 2004 decreased by $6.4 million, or 22.5%, to $22.0 million from $28.4 million for the second quarter of fiscal year 2003. Net sales of throws decreased $94,000, or 13.1%, to $624,000, as sales of high-end luxury throws have been negatively impacted by the recent downturn in the economy. Net sales of infant and juvenile products decreased by $6.3 million, or 22.8%, to $21.4 million. The decline in sales is attributable to changes in buying patterns by several customers, some of whom lowered on-hand inventory levels in response to the sluggish economy, and changes in internal business strategies. Also, during the second quarter of fiscal 2003, the Company shipped several new product placements to key customers, which were not repeated at the same levels in the current year. The Company's Pillow Buddies(R) business has been comparatively weaker in the current year because seasonal retail dollars have not been allocated to the product for shipment in the second quarter and increased competition for character licenses has driven royalty commitments higher than management is comfortable guaranteeing. In addition, a marketing decision by Disney Consumer Products to take one of its brands direct to retail beginning in early 2004 has caused the retailers currently offering this brand to begin reducing their purchase volumes.

During the second quarter of fiscal year 2004, cost of sales increased to 77.9% of net sales from 76.2% for the same period in fiscal year 2003. The gross margin shortfall is directly related to the reduction in sales.

Marketing and administrative expenses decreased by $630,000, or 18.2%, in the current year quarter compared to the same quarter in the prior year and were 12.8% of net sales for the current quarter compared to 12.2% for the corresponding quarter of the prior year. Savings in commissions, advertising and tradeshow expenditures and compensation totaled $452,000, and savings due to the closure of Burgundy totaled $130,000.

Interest expense for the second quarter of fiscal year 2004 decreased by $154,000 because of a lower average debt balance and reduced interest rates.

Income tax expense for the quarter ended September 28, 2003 includes a provision of $18,000 for federal alternative minimum taxes and state and local income taxes of $70,000. For the quarter ended September 29, 2002, the Company recorded income tax expense of $28,000 related to federal alternative minimum taxes and $55,000 related to estimated state and local taxes. Income tax expense for both periods was reduced by the utilization of a portion of the Company's net operating loss carryforwards.

SIX-MONTH PERIOD ENDED SEPTEMBER 28, 2003 COMPARED TO THE SIX-MONTH PERIOD ENDED SEPTEMBER 29, 2002

Total net sales for the six months ended September 28, 2003 decreased by $5.9 million, or 12.7%, to $40.5 million from $46.3 million for the same period in fiscal year 2003. Net sales of throws decreased by $209,000, or 16.7%, to $1.0 million, as sales volumes of high-end luxury throws have been negatively impacted by the recent downturn in the economy. Net sales of infant and juvenile products decreased by $5.7 million, or 12.5%, to $39.4 million. The decline in sales, which occurred primarily in the second quarter, is attributable to changes in buying patterns by several customers, some of whom lowered on-hand inventory levels in response to the sluggish economy, and changes in internal business strategies. Also, during the second quarter of fiscal 2003, the Company shipped several new product placements to key customers, which were not repeated at the same levels in the current year. The Company's Pillow Buddies(R) business has been comparatively weaker in the current year because seasonal retail dollars have not been allocated to the product for shipment in the second quarter and increased competition for character licenses has driven royalty commitments higher than management is comfortable guaranteeing. In addition, a marketing decision by Disney Consumer Products to take one of its brands direct to retail beginning in early 2004 has caused the retailers currently offering this brand to begin reducing their purchase volumes.

During the six months ended September 28, 2003, cost of sales increased to 77.7% of net sales from 77.6% for the same period in fiscal year 2003. Savings in sourcing were offset by the impact of the decreased revenue.

Marketing and administrative expenses decreased by $629,000, or 9.5%, in the current year compared to the same period in the prior fiscal year and were 14.8% of net sales for the current year compared to 14.3% for the corresponding period of the prior year. Savings in labor and commissions expenses were offset by costs related to the Company's Delaware reincorporation of approximately $260,000.

Interest expense for the six months ended September 28, 2003 decreased by $293,000 because of a lower average debt balance and reduced interest rates.

Income tax expense for the six months ended September 28, 2003 includes a provision for federal alternative minimum taxes of $31,000 and state and local income taxes of $137,000. For the six months ended September 29, 2002, the Company recorded income tax expense of $32,000 related to federal taxes, including alternative minimum taxes, and $72,000 related to estimated state and local taxes. Income tax expense for both periods was reduced by the utilization of a portion of the Company's net operating loss carryforwards.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.3 million for the six months ended September 28, 2003 compared to net cash used by operating activities of $0.9 million for the six months ended September 29, 2002. Net cash provided by investing activities was $0.1 million compared to net cash used in investing activities of $0.2 million in the prior year period. Net cash provided by financing activities was $34,000 compared to net cash provided by financing activities of $1.1 million in the prior year period.

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

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management's current expectations, projections, estimates and assumptions. Words such as "expects," "believes," "anticipates" and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, changing competition, the level and pricing of future orders from the Company's customers, the Company's dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company's ability to successfully implement new information technologies and the Company's dependence upon licenses from third parties.

                      ITEM 3 - QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The exposure to interest rate risk relates to its floating rate debt, $2.2 million of which was outstanding at September 28, 2003 compared to $1.8 million at March 30, 2003. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $22,000 at the debt level of September 28, 2003 and $18,000 at the debt level of March 30, 2003. The exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material used in a substantial number of the Company's products.

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

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on November 6, 2003 at the Company's corporate headquarters in Gonzales, Louisiana. The proposals set forth below were voted on at the meeting with the following results:

         1. Approval and adoption of a certificate of ownership and merger pursuant to which the Company will merge with and into Crown Crafts Merger Sub, Inc., a newly formed Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), with Merger Sub being the surviving corporation. In the merger, each outstanding share of common stock, par value $1.00 per share, of the Company will be converted into one share of common stock, par value $0.01 per share, of Merger Sub. Upon completion of the merger, the surviving corporation will be named "Crown Crafts, Inc." The results were as follows:

                    For                                         5,416,597
                    Against                                     2,700,780
                    Abstain                                        95,089
                    Broker Non-votes                            1,292,471

         2. Election of three members to the board of directors to hold office for a three-year term. The results were as follows:

                    Director Nominee           For       Authority Withheld    Broker Non-votes
                    ----------------        ---------    ------------------    ----------------
                    Sidney Kirschner        6,681,307        2,582,051              241,579
                    Zenon S. Nie            6,682,507        2,580,851              241,579
                    William P. Payne        6,683,081        2,580,277              241,579

         3. Ratification and approval of director and officer indemnification agreements. The results were as follows:

                    For                                         6,440,944
                    Against                                     2,673,663
                    Abstain                                       148,751
                    Broker Non-votes                              241,579

         4. Ratification of appointment of Deloitte & Touche LLP as the independent auditors of the Company or, in the event the merger is approved, as the independent auditors of Merger Sub, in each case for the fiscal year ending March 28, 2004. The results were as follows:

                    For                                         6,693,467
                    Against                                     2,477,025
                    Abstain                                        92,866
                    Broker Non-votes                              241,579

         5. Transaction of such other business as may properly come before the annual meeting or any adjournments or postponements thereof. The results were as follows:

                    For                                         6,477,062
                    Against                                     2,549,464
                    Abstain                                       236,832
                    Broker Non-votes                              241,579

         Each of the foregoing proposals was set forth and described in the Notice of Annual Meeting and Proxy Statement/Prospectus of the Company dated September 3, 2003.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

         31.1 Rule 13a-14(a)/15d-14(a) Certification by the Company's Chief Executive Officer
         31.2 Rule 13a-14(a)/15d-14(a) Certification by the Company's Chief Financial Officer
         32.1     Section 1350 Certification by the Company's Chief Executive
                  Officer
         32.2     Section 1350 Certification by the Company's Chief Financial
                  Officer

         (b)      Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the quarter ended September 28, 2003:

         (1) The Company's Current Report on Form 8-K filed with the SEC on August 13, 2003, setting forth under Item 5 of such report an Amended and Restated Rights Agreement dated as of August 6, 2003.

         (2) The Company's Current Report on Form 8-K filed with the SEC on August 13, 2003, setting forth under Item 12 of such report a press release discussing the Company's financial results for the first quarter of fiscal year 2004, which ended June 29, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CROWN CRAFTS, INC.

Date:   November 12, 2003                 /s/ Amy Vidrine Samson
     -----------------------              --------------------------------------
                                          AMY VIDRINE SAMSON
                                          Chief Financial Officer
                                          (duly authorized signatory and
                                          Principal Financial and Accounting
                                          Officer)

                                Index to Exhibits

Exhibit
Number       Description
------       -----------
31.1         Rule 13a-14(a)/15d-14(a) Certification by the Company's Chief
             Executive Officer

31.2         Rule 13a-14(a)/15d-14(a) Certification by the Company's Chief
             Financial Officer

32.1         Section 1350 Certification by the Company's Chief Executive
             Officer

32.2         Section 1350 Certification by the Company's Chief Financial
             Officer