Form 10-Q
period 2003-12-28
CROWN CRAFTS INC
filed 2004-02-11
CIK 25895

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 1-7604

CROWN CRAFTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-0678148

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

916 South Burnside Avenue, Gonzales, Louisiana 70737

(Address of principal executive offices)

(225) 647-9100

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock, $0.01 par value, of the Registrant outstanding as of December 28, 2003 was 9,504,937.

FORM 10-Q

CROWN CRAFTS, INC. AND SUBSIDIARIES

PART 1 — FINANCIAL INFORMATION
ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
December 28, 2003 and March 30, 2003
(Unaudited)

Dollar amounts in thousands	December 28,	March 30,
	2003	2003 *

ASSETS
Current assets:
Cash and cash equivalents	$1,302	$194
Accounts receivable (net of allowances of $4,956 at December 28, 2003 and $1,927 at March 30, 2003):
Due from factor	8,595	14,472
Other	1,729	1,304
Inventories, net	15,954	15,548
Other current assets	1,252	1,114

Total current assets	28,832	32,632

Property, plant and equipment — at cost:
Land, buildings and improvements	1,797	1,920
Machinery and equipment	2,754	3,285
Furniture and fixtures	664	677

	5,215	5,882
Less accumulated depreciation	3,349	3,644

Property, plant and equipment — net	1,866	2,238

Other assets:
Goodwill, net	22,974	22,974
Other	154	82

Total other assets	23,128	23,056

Total Assets	$53,826	$57,926

*	The Consolidated Balance Sheet at March 30, 2003 has been derived from the audited balance sheet at that date.

See notes to unaudited condensed consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 28, 2003 and March 30, 2003
(Unaudited)

	December 28,	March 30,
Dollar amounts in thousands	2003	2003 *

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,405	$4,524
Accrued wages and benefits	871	1,413
Accrued royalties	1,833	1,454
Other accrued liabilities	539	1,361
Current maturities of long-term debt	3,015	3,014

Total current liabilities	9,663	11,766

Non-current liabilities:
Long-term debt	27,299	30,895
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock — par value $0.01 per share, 74,000,000 shares authorized, 9,504,937 shares outstanding at December 28, 2003; par value $1.00 per share, 50,000,000 shares authorized, 9,421,437 shares outstanding at March 30, 2003	95	9,421
Additional paid-in capital	38,244	28,857
Accumulated deficit	(21,475)	(22,988)
Cumulative currency translation adjustment	—	(25)

Total shareholders’ equity	16,864	15,265

Total Liabilities and Shareholders’ Equity	$53,826	$57,926

* The Consolidated Balance Sheet at March 30, 2003 has been derived from the audited balance sheet at that date.

See notes to unaudited condensed consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For The Three and Nine-Month Periods Ended December 28, 2003 and December 29, 2002
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED

Amounts in thousands, except per	December 28,	December 29,	December 28,	December 29,
share amounts	2003	2002	2003	2002

Net sales	$20,717	$21,636	$61,183	$67,962
Cost of products sold	16,228	17,023	47,661	52,963

Gross profit	4,489	4,613	13,522	14,999
Marketing and administrative expenses	2,882	2,843	8,868	9,458
Restructuring charge	—	1,775	—	1,775

Income (loss) from operations	1,607	(5)	4,654	3,766
Other income (expense):
Interest expense	(986)	(1,122)	(3,049)	(3,479)
Other — net	5	302	—	378

Income (loss) before income taxes	626	(825)	1,605	665
Income tax (credit) expense	(93)	166	75	270

Net income (loss)	719	(991)	1,530	395

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	19	2	25	(29)

Comprehensive income (loss)	$738	$(989)	$1,555	$366

Basic income (loss) per share	$0.08	$(0.11)	$0.16	$0.04

Diluted income (loss) per share	$0.03	$(0.11)	$0.07	$0.02

Weighted average shares outstanding — basic	9,505	9,421	9,479	9,421

Weighted average shares outstanding — diluted	22,182	9,421	22,443	21,645

See notes to unaudited condensed consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods ended December 28, 2003 and December 29, 2002
(UNAUDITED)

	(in thousands)

	December 28,	December 29,
	2003	2002

Operating activities:
Net income	$1,530	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	398	576
Loss on disposition of property, plant and equipment	(3)	—
Restructuring charge	—	1,775
Changes in assets and liabilities
Accounts receivable, net	5,452	3,546
Inventories, net	(406)	(1,572)
Income tax receivable	—	1,820
Other current assets	(138)	103
Other assets	(72)	88
Accounts payable	(1,119)	362
Accrued liabilities	(969)	(792)

Net cash provided by operating activities	4,673	6,301

Investing activities:
Capital expenditures	(319)	(274)
Proceeds from disposition of assets	282	—
Other	6	(29)

Net cash (used in) investing activities	(31)	(303)

Financing activities:
Payment of long-term borrowing	(30,793)	(35,311)
Long-term borrowing	27,198	29,160
Issuance of common stock	61	—

Net cash (used in) financing activities	(3,534)	(6,151)

Net increase (decrease) in cash and cash equivalents	1,108	(153)
Cash and cash equivalents at beginning of period	194	388

Cash and cash equivalents at end of period	$1,302	$235

Supplemental cash flow information:
Income taxes paid (refunded)	$266	$(1,703)
Interest paid	2,586	2,649

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 28, 2003 AND DECEMBER 29, 2002

1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of December 28, 2003 and the results of its operations and cash flows for the three and nine-month periods ended December 28, 2003 and December 29, 2002. Such adjustments include normal recurring accruals. Operating results for the three and nine-month periods ended December 28, 2003 are not necessarily indicative of the results that may be expected for the year ending March 28, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended March 30, 2003 of the Company.

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

Recently Issued Accounting Standards: In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the use of the pooling-of-interests method. The application of SFAS 141 did not affect any of the Company’s previously reported amounts included in goodwill or other intangible assets. SFAS 142 requires that the amortization of goodwill cease prospectively upon adoption and that instead the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on April 1, 2002. Beginning in fiscal 2003, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. The Company has performed a transitional fair value based impairment test on its goodwill in accordance with SFAS 142 and has determined that the fair value exceeded the recorded value at April 1, 2002 and March 31, 2003.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for the Company’s fiscal period ended March 30, 2003. The Company adopted this standard on that date and determined that it would continue to utilize the intrinsic method of accounting and included the additional disclosures in the current period financial statements.

2.	Segment and Related Information: The Company’s principal segments include adult home furnishing products, consisting primarily of hand-woven throws, and infant and juvenile products, consisting of infant bedding, bibs, infant soft goods and juvenile products (primarily Pillow Buddies®). Financial information attributable to the Company’s business segments for the three and nine-month periods ended December 28, 2003 and December 29, 2002 was as follows (in thousands):

	Three Months Ended		Nine Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Net Sales
Adult home furnishing products	$895	$871	$1,935	$2,119
Infant & juvenile products	19,822	20,765	59,248	65,843

Total	$20,717	$21,636	$61,183	$67,962

Operating income (loss)
Adult home furnishing products	$67	$54	$(15)	$(22)
Infant & juvenile products	1,540	(59)	4,669	3,788

Total	$1,607	$(5)	$4,654	$3,766

3.	Inventory: Major classes of inventory were as follows (in thousands):

	December 28,	March 30,
	2003	2003

Raw materials	$2,330	$2,991
Work in process	469	1,411
Finished goods	13,155	11,146

	$15,954	$15,548

Inventory is net of reserves for inventories classified as irregular or discontinued of $1.4 million and $1.6 million at December 28, 2003 and March 30, 2003, respectively.

4.	Restructuring Charge In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close the Mexican manufacturing facility operated by its majority-owned subsidiary, Burgundy Interamericana (“Burgundy”). This decision was based on extensive research by management which indicated that, due to lower wages and the elimination of the quota on bibs, outsourcing the supply of products then being manufactured by Burgundy to Asian manufacturers was more cost-effective and competitive than maintaining operations in Mexico. Under the plan, Burgundy continued to operate through the first quarter of fiscal 2004, at which time the Company began to liquidate Burgundy’s assets. As a result of the decision of the Company to discontinue its Mexican operations, the Company recorded a $1.8 million restructuring charge to operations in the quarter ended December 29, 2002, which consisted primarily of a write-down of the property and equipment at the Mexican facility of approximately $800,000, inventory items deemed to be in excess of production requirements of approximately $600,000, an accrual for contractual termination benefits of approximately $300,000 due Burgundy’s entire workforce (approximately 130 employees) under the provisions of Mexico’s labor regulations and the write-off of goodwill of approximately $60,000. The Company paid approximately $189,000 of the severance benefits in the first quarter of fiscal 2004 and paid the remainder through October 2003. The Company continued to charge the ongoing operating costs associated with Burgundy’s production in the period in which the costs were incurred. The Company incurred a loss of approximately $85,000 related to the operation and closure of this facility for the three-month period ended June 29, 2003, at which time the closure was complete.

5.	Financing Arrangements

Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the associated factoring agreement, which expires in July 2005, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts.

Notes Payable and Other Credit Facilities: At December 28, 2003 and March 30, 2003, long-term debt consisted of:

	December 28,	March 30,
	2003	2003

Promissory notes	$32,558	$35,068
Floating rate revolving credit facilities	—	1,799
Non-interest bearing notes	541	274
Original issue discount	(2,785)	(3,232)

	30,314	33,909
Less current maturities	3,015	3,014

	$27,299	$30,895

At December 28, 2003, the Company’s credit facilities included the following:

Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (5.00% at December 28, 2003) for base rate borrowings and LIBOR plus 2.75% (3.89% at December 28, 2003) for Euro-dollar borrowings. The maturity date is June 30, 2005. The facility is secured by a first lien on all assets. The balance was $0 at December 28, 2003. The Company had $11.8 million available at December 28, 2003. As of December 28, 2003, letters of credit of $1.35 million were outstanding under the revolving credit facility.

Senior Notes of $8.5 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. The Company made an excess cash flow payment of $1.4 million on September 30, 2003.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007, and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) the sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $2.8 million is included in the Consolidated Balance Sheet as of December 28, 2003.

These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders’ equity. Certain covenants included in the credit facilities were amended in conjunction with the liquidation of Burgundy, as discussed in Note 4, in order to account for the recording of the related restructuring charge. The Company is in compliance with its covenants at December 28, 2003. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends.

     Minimum annual maturities are as follows: (in thousands)

Fiscal	Revolver	Senior Notes	Sub Notes		PIK Notes	Total

2004	$—	$500	$—		$—	$500
2005	—	2,000	—		—	2,000
2006	—	2,500	—		—	2,500
2007	—	3,500	—		—	3,500
2008	—	—	24,000	*	541	24,541

Total	$—	$8,500	$24,000		$541	$33,041

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

6.	Stock Options The Company accounts for its stock option plans using the intrinsic value method established by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. Accordingly, no compensation cost has been recognized in the Company’s financial statements for its stock-based compensation plans. The Company complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock Based-Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options using the fair value method of that statement.

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been as indicated below (in thousands, except per share data):

	Three months ended		Nine months ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Net income (loss), as reported	719	(991)	1,530	395
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8)	(10)	(21)	(15)

Pro forma net income (loss)	711	(1,001)	1,509	380

Income (loss) per share:
Basic – as reported	0.08	(0.11)	0.16	0.04
Basic – pro forma	0.07	(0.11)	0.16	0.04
Diluted – as reported	0.03	(0.11)	0.07	0.02
Diluted – pro forma	0.03	(0.11)	0.07	0.02

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates indirectly through its subsidiaries, Crown Crafts Infant Products, Inc., Hamco, Inc. and Churchill Weavers, Inc., primarily in the Infant Products segment within the Consumer Products industry. The Company’s offices are located in Huntington Beach and Compton, California; Gonzales, Louisiana; Berea, Kentucky; Rogers, Arkansas and Lynne Haven, Florida.

The Infant Products segment consists of infant bedding, bibs, infant soft goods and accessories. The infant products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers’ private labels. The products are produced primarily by foreign contract manufacturers, then warehoused and shipped from facilities in Compton, California and Gonzales, Louisiana. Sales are generally made directly to retailers, primarily mass merchants, large chain stores and gift stores.

The Company also produces hand-woven adult throws, adult scarves and infant blankets. Sales are generally made to major department stores, specialty shops and designer showrooms.

The infant consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers and believes that it is the largest producer of infant bed coverings and bibs, enjoying approximately one-third of infant bedding market share and one-half of the infant bib market share within these segments. The Company competes on the basis of quality, design, price, service and packaging.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED DECEMBER 28, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 29, 2002

Total net sales for the third quarter of fiscal year 2004 decreased by $919,000, or 4.2%, to $20.7 million from $21.6 million for the third quarter of fiscal year 2003. Net sales of throws increased $24,000, or 2.8%, to $895,000. Net sales of infant and juvenile products decreased by $943,000, or 4.5%, to $19.8 million primarily as a result of decreased bedding sales as compared to the prior year. The Company shipped initial sets of several new bedding collections in the third quarter of the prior year; these were not repeated at the same levels in the current year. Also contributing to the decrease in sales of infant and juvenile products was a decline in the Company’s Pillow Buddies® business. Sales of these products continued to be slow in the third quarter of fiscal year 2004 as the Company chose not to renew certain existing licenses or enter into new licenses because of the financial commitment required by such licenses.

During the third quarter of fiscal year 2004, cost of sales decreased to 78.3% of net sales from 78.7% for the same period in fiscal year 2003. Although the Company’s gross margin has benefited in the current fiscal year from improvements attributable to its sourcing efforts, most of the savings was passed on to customers as a result of pricing pressure.

Marketing and administrative expenses increased by $39,000, or 1.4%, in the third quarter of fiscal year 2004 compared to the same quarter in the prior year and were 13.9% of net sales for such quarter compared to 13.1% for the corresponding quarter of the prior year. For the third quarter of fiscal year 2004, the Company achieved reductions in commissions, advertising and tradeshow expenditures and compensation. However, these savings were offset by costs incurred in such quarter related to the Company’s Delaware reincorporation of approximately $105,000.

As discussed in Note 4 to the Company’s Consolidated Financial Statements, the Company recorded a $1.8 million restructuring charge in the quarter ended December 29, 2002. In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close its Mexican manufacturing facility operated by its majority-owned subsidiary, Burgundy Interamericana (“Burgundy”). This decision was based on extensive research by management which indicated that, due to lower wages and the elimination of the quota on bibs, outsourcing the supply of products then being manufactured by Burgundy to Asian manufacturers was more cost effective and competitive than maintaining operations in Mexico.

Interest expense for the third quarter of fiscal year 2004 decreased by $136,000 compared to the third quarter of fiscal year 2003 because of a lower average debt balance and reduced interest rates. Long-term debt was $30.3 million at December 28, 2003 compared to $33.6 million at December 29, 2002. Included in the balance in the prior fiscal year was revolving credit of $1.1 million, whereas there was no revolving credit balance outstanding at December 28, 2003.

Income tax benefit for the quarter ended December 28, 2003 includes a credit of $130,000 for a revision of federal alternative minimum taxes and an expense for state and local income taxes of $37,000. For the quarter ended December 29, 2002, the Company recorded income tax expense of $37,000 related to federal alternative minimum taxes and $129,000 related to estimated state and local taxes. Income tax expense for both periods was reduced by the utilization of a portion of the Company’s net operating loss carryforwards. The remaining net operating loss carryforwards of $15.7 million are set to expire in 2021.

NINE-MONTH PERIOD ENDED DECEMBER 28, 2003 COMPARED TO THE NINE-MONTH PERIOD ENDED DECEMBER 29, 2002

Total net sales for the nine months ended December 28, 2003 decreased by $6.8 million, or 10.0%, to $61.2 million from $68.0 million for the same period in fiscal year 2003. Net sales of throws decreased by $184,000, or 8.7%, to $1.9 million, as sales volumes of high-end luxury throws were negatively impacted for the first six months of the current year by the recent downturn in the economy. Net sales of infant and juvenile products decreased by $6.6 million, or 10.0%, to $59.2 million. This decline in sales, which occurred primarily in the second quarter of fiscal year 2004, is attributable to changes in buying patterns by several customers, some of whom lowered on-hand inventory levels in response to the sluggish economy, and changes in internal business strategies. Also, during the second and third quarters of fiscal year 2003, the Company shipped several new product placements to key customers; these were not repeated at the same levels in the current year. The Company’s Pillow Buddies® business has been comparatively weaker in the current year because retail dollars have not been allocated to the product and increased competition for character licenses has driven royalty commitments higher than management is comfortable guaranteeing. In addition, a marketing decision by Disney Consumer Products to take one of its brands direct to retail beginning in early 2004 has caused the retailers currently offering this brand to begin reducing their purchase volumes.

During the nine months ended December 28, 2003, cost of sales remained level at 77.9%. Although the Company’s gross margin has benefited in the current fiscal year from improvements attributable to its sourcing efforts, most of the savings was passed on to customers as a result of pricing pressure.

Marketing and administrative expenses decreased by $590,000, or 6.2%, for the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003 and were 14.5% of net sales for the current year period compared to 13.9% of net sales for the corresponding period of the prior year. For the first nine months of fiscal year 2004, the Company achieved reductions in labor and commissions expenses. However, these savings were partially offset by costs related to the Company’s Delaware reincorporation of approximately $380,000 for the nine months ended December 28, 2003.

As discussed above and in Note 4 to the Company’s Consolidated Financial Statements, the Company recorded a $1.8 million restructuring charge in the quarter ended December 29, 2002 related to the closure of Burgundy.

Interest expense for the nine months ended December 28, 2003 decreased by $430,000 compared to the nine months ended December 29, 2002 because of a lower average debt balance and reduced interest rates. Long-term debt was $30.3 million at December 28, 2003 compared to $33.6 million at December 29, 2002. Included in the balance in the prior fiscal year was revolving credit of $1.1 million, whereas there was no revolving credit balance outstanding at December 28, 2003.

Income tax expense for the nine months ended December 28, 2003 includes a benefit for a revision of federal alternative minimum taxes of $99,000 and an expense for state and local income taxes of $174,000. For the nine months ended December 29, 2002, the Company recorded income tax expense of $75,000 related to federal taxes, including alternative minimum taxes, and $195,000 related to estimated state and local taxes. Income tax expense for both periods was reduced by the utilization of a portion of the Company’s net operating loss carryforwards.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.7 million for the nine months ended December 28, 2003 compared to net cash provided by operating activities of $6.3 million for the nine months ended December 29, 2002. The decrease in cash provided by operating activities was primarily due to the receipt of a one-time income tax refund of $1.8 million in the prior fiscal year. Net cash used in investing activities was $31,000 for the nine months ended December 28, 2003 compared to net cash used in investing activities of $0.3 million in the prior year period. The decrease in cash used in investing activities was due in large part to net proceeds from the sale of assets disposed of in connection with the closure of Burgundy in the current fiscal year of $244,000, whereas the Company had no proceeds from the sale of assets in the prior fiscal year. Net cash used in financing activities was $3.5 million compared to net cash used in financing activities of $6.2 million in the prior year period. The decrease in cash used in financing activities was due to a lower net payment of long-term debt in the current fiscal year as compared to the prior fiscal year. A portion of the long-term debt reduction in the prior fiscal year resulted from the use of the tax refund discussed above to reduce the Company’s revolver.

The Company’s ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations together with revolving credit availability will be adequate to meet liquidity needs.

To reduce its exposure to credit losses and to enhance its cash flow, the Company factors the majority of its trade accounts receivable. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. The factor remits payment to the Company on the average due dates of the factored invoices. The factor assumes all responsibility for credit losses on sales within approved credit lines, but may deduct from its remittances to the Company the amounts of customer deductions for returns, allowances, disputes and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, changing competition, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies and the Company’s dependence upon licenses from third parties.

ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which no balance was outstanding at December 28, 2003, compared to an outstanding balance of $1.8 million at March 30, 2003. Each 1.0 percentage point increase in interest rates would have no impact on pretax earnings at the Company’s debt level of December 28, 2003, but would have an impact of $18,000 at its debt level of March 30, 2003. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material used in a substantial number of the Company’s products. Additionally, the Company’s top three customers represent approximately 74% of net sales, and 39% of the Company’s net sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such legal proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 2 — Changes in Securities and Use of Proceeds

     None

Item 3 — Defaults Upon Senior Securities

     None

Item 4 — Submission of Matters to a Vote of Security Holders

     None

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company

3.2	Bylaws of the Company

10.1	Sixth Amendment to Credit Agreement dated as of December 16, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarter ended December 28, 2003:

(1)	The Company’s Current Report on Form 8-K filed with the SEC on November 12, 2003, setting forth under Item 12 of such report a press release discussing the Company’s financial results for the second quarter of fiscal year 2004, which ended September 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: February 11, 2004	/s/ Amy Vidrine Samson

AMY VIDRINE SAMSON Chief Financial Officer (duly authorized signatory and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company

3.2	Bylaws of the Company

10.1	Sixth Amendment to Credit Agreement dated as of December 16, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer