Form 10-K
period 2004-03-28
CROWN CRAFTS INC
filed 2004-06-16
CIK 25895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-7604

Crown Crafts, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-0678148
(State of Incorporation)	(I.R.S. Employer Identification No.)

916 S. Burnside Ave. Gonzales, Louisiana (Address of principal executive offices)	70737 (Zip Code)

Registrant’s Telephone Number, including area code:

(225) 647-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered

Common Stock, $0.01 par value	OTC Bulletin Board
Common Share Purchase Rights	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      As of September 28, 2003, 9,504,937 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of these shares on that date) held by persons other than Officers, Directors, and 5% shareholders was approximately $3,727,011.

      As of June 1, 2004, 9,504,937 shares of the Company’s Common Stock were outstanding.

Documents Incorporated by Reference:

      Crown Crafts, Inc. Proxy Statement in connection with its 2004 Annual Meeting of Shareholders (Part III hereof).

PART I

Item 1.     Business

      Crown Crafts, Inc. is a Delaware corporation as a result of the Company’s reincorporation in Delaware completed in 2003. The Company was originally formed as a Georgia corporation in 1957. The Company operates indirectly through its subsidiaries (Hamco, Inc.; Churchill Weavers, Inc.; Crown Crafts Infant Products, Inc. and, previously, Burgundy Interamericana) in the Infant Products segment within the Consumer Products industry. The Infant Products segment consists of infant bedding, bibs, soft goods and accessories. Sales are generally made directly to retailers, primarily mass merchants, large chain stores and gift stores. These products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers’ private labels.

      In response to changing business conditions in the consumer products industry, the Company made significant changes in its business operations over the last four years. In addition to a program of cost reductions and rationalization, the Company outsourced virtually all of its manufacturing to domestic and foreign contract manufacturers, with the exception of the specialty hand wovens produced by Churchill Weavers and, until recently, screen-printed infant bibs produced by Burgundy in Mexico. The Woven Products division, with manufacturing primarily in north Georgia, was sold on November 14, 2000 and net proceeds of $32.3 million were used to reduce debt. Following the outsourcing of adult bedding and bath, the Roxboro, North Carolina plant was sold on June 14, 2001 and the proceeds of $8.0 million were used to reduce debt. Also, the Company made a decision to exit the adult bedding and bath business, and its net assets related to that business of $12.4 million were sold effective July 23, 2001. Proceeds of the sale were $8.5 million cash plus the assumption of liabilities of $3.4 million as well as the assumption of certain contingent liabilities. Cash from the sale was used to reduce debt. After that sale, the Company has operated primarily in the infant and juvenile products business, but in describing the results of operations for fiscal 2002, reference is made to all of the product groups. Because of the sale of assets and the refinancing that occurred July 23, 2001, the Company’s historical results for fiscal 2002 and prior are not indicative of the Company’s future operations.

      In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close the Mexican manufacturing facility operated by Burgundy. This decision was based on extensive research by management which indicated that, due to lower wages and the elimination of certain governmental quotas on the importation of bibs, outsourcing the supply of products then being manufactured by Burgundy to Asian manufacturers was more cost-effective and competitive than maintaining operations in Mexico. Under the plan, Burgundy continued to operate through the first quarter of fiscal 2004, at which time the Company began to liquidate Burgundy’s assets. As a result of the decision of the Company to discontinue its Mexican operations, the Company recorded a $1.8 million restructuring charge to operations in the quarter ended December 29, 2002, which consisted primarily of a write-down of the property and equipment at the Mexican facility of approximately $800,000, inventory items deemed to be in excess of production requirements of approximately $600,000, an accrual for contractual termination benefits of approximately $300,000 due Burgundy’s entire workforce (approximately 130 employees) under the provisions of Mexico’s labor regulations and the write-off of goodwill of approximately $60,000. The Company paid approximately $189,000 of the severance benefits in the first quarter of fiscal 2004 and paid the remainder through October 2003. The Company continued to charge the ongoing operating costs associated with Burgundy’s production in the period in which the costs were incurred. The Company incurred a loss of approximately $85,000 related to the operation and closure of this facility for the three-month period ended June 29, 2003, at which time the closure was complete.

Products

      The Company’s primary focus is on infant and juvenile products. Infant products include crib bedding, diaper stackers, mobiles, bibs, receiving blankets, burp cloths, bathing accessories and other infant soft goods and accessories. The Company also produces hand-woven throws for infants and adults, which are manufactured and imported in a variety of colors, designs and fabrics, including cotton, acrylic, cotton/acrylic blends, rayon, wool, fleece and chenille.

      Historically, the company’s products also included two additional groups: 1) bedroom and bath products and 2) imported and jacquard woven throws. Bedroom products included comforters, comforter sets, sheets, pillowcases, sheet sets, pillow shams, bed skirts, duvets, decorative pillows, coverlets and jacquard-woven bedspreads.

      The table below indicates the allocation of sales of the Company’s products.

	Fiscal Year

	2004	2003	2002

Infant and Juvenile Products	97%	97%	80%
Throws	3%	3%	3%
Bedroom and Bath Products	0%	0%	17%

Product Design and Styling

      Research and development expenditures focus primarily on product design and styling. The Company believes styling and design are key components to its success. The Company’s designers and stylists work closely with the marketing staff and licensors to develop new designs. These designs, which are developed internally and obtained from numerous additional sources, including graphic artists, decorative fabric manufacturers, apparel designers and employees, include traditional, contemporary, textured and whimsical patterns across a broad spectrum of retail price points. The Company is continually developing new designs for all of its product groups using computer-aided-design systems to increase design flexibility, reduce costs and shorten the time for responding to customer demands and changing market trends. The Company also creates designs for exclusive sale by certain of its customers.

Sales and Marketing, Customers

      Products are marketed through a national sales force consisting of salaried sales executives and employees and independent commissioned sales representatives. Independent representatives are used most significantly in sales to the gift trade and infant markets. Sales outside the United States are made primarily through distributors.

      The Company’s customers consist principally of mass merchants, chain stores, department stores, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and direct mail houses. The table below indicates customers representing more than 10% of gross sales.

	Fiscal Year

	2004	2003	2002

Toys R Us	36%	31%	26%
Wal-Mart Stores, Inc.	27%	30%	22%
Target Corporation	12%	10%	*

*	Less than 10%.

      The Company’s sales offices are located in Huntington Beach, California; Gonzales, Louisiana; Berea, Kentucky and Rogers, Arkansas. Substantially all products are sold to retailers for resale to consumers. The Company’s infant product subsidiaries generally introduce new products once each year during the annual Juvenile Products Manufacturers’ Association (“JPMA”) trade show. Private label products are introduced throughout the year. New product introductions for the gift trade are concentrated in January through March and June through August when Churchill Weavers participates in numerous local and regional gift shows.

      In fiscal 2004, approximately 1% of the Company’s gross sales were made through its retail store in Berea, Kentucky. Stores in Calhoun, Georgia and Rancho Santa Margarita, California were closed in fiscal 2001 and a store in Roxboro, North Carolina was sold in fiscal 2002.

Manufacturing

      The Company’s infant products are produced primarily by domestic and foreign contract manufacturers. These products are then warehoused and shipped from facilities in Compton, California and Gonzales, Louisiana.

Raw Materials

      The principal raw materials used in the manufacture of infant comforters, sheets and accessories are printed and solid color cotton and polycotton fabrics, with polyester fibers used as filling material. The principal raw materials used in the manufacture of throws and other products are natural-color and pre-dyed 100% cotton yarns, rayon yarns and acrylic yarns. The principal raw materials used in the production of infant bibs are knit-terry polycotton, woven polycotton and vinyl fabrics. Although the Company usually maintains supply relationships with only a limited number of suppliers, the Company believes these raw materials presently are available from several sources in quantities sufficient to meet the Company’s requirements.

      The Company uses significant quantities of cotton, either in the form of cotton fabric or polycotton fabric. Cotton is subject to ongoing price fluctuations. The price fluctuations are a result of cotton being an agricultural product subject to weather patterns, disease and other factors as well as supply and demand considerations, both domestically and internationally. Significant increases in the price of cotton could adversely affect the Company’s operations.

Seasonality, Inventory Management

      Historically, the Company has experienced a seasonal sales pattern, in which sales are lowest in the first fiscal quarter. In fiscal 2004, sales peaked in the fourth fiscal quarter and in fiscal 2002 and 2003, sales peaked in the second fiscal quarter.

      The Company carries normal inventory levels to meet delivery requirements of customers. Customer returns of merchandise shipped are historically approximately 0.6% of gross sales.

Order Backlog

      Management estimates the backlog of unfilled customer orders were $4.4 million and $3.4 million at March 28, 2004 and March 30, 2003, respectively. The majority of these unfilled orders are shipped within approximately eight weeks, and none are expected to be shipped beyond the completion of the fiscal year ending March 27, 2005. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlogs are a meaningful indicator of future business.

Trademarks, Copyrights and Patents

      The Company considers its trademarks to be of material importance to its business. Products are marketed in part under well-known trademarks such as Red Calliope®, Cuddle Me®, NoJo®, Hamco®, Pinky Baby® and Churchill Weavers®. Protection for these trademarks is obtained through domestic and foreign registrations.

      Certain products are manufactured and sold pursuant to licensing agreements for trademarks that include, among others, Disney®. The licensing agreements for the Company’s designer brands generally are for an initial term of one to five years, and may or may not be subject to renewal or extension. Sales of product under the Company’s licenses with Disney Enterprises, Inc. accounted for 33% of the Company’s total gross sales volume during fiscal 2004.

      Many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.

      During the fiscal year ended March 28, 1999, the Company entered into licensing agreements with Calvin Klein, Inc. and Disney Enterprises, Inc. The Calvin Klein license granted the Company the right to produce and sell bedroom and bath products under the Calvin Klein brand. The Disney license expands the Company’s right to produce and sell products featuring Disney characters. The current Disney license expires December 31, 2004. In connection with the sale of the adult bedding and bath business effective July 23, 2001, the rights of the Company under the Calvin Klein license were terminated.

      The Company’s aggregate commitment for minimum guaranteed royalty payments under all of its license agreements is $3.3 million, $0.2 million and $0 for fiscal 2005, 2006, and thereafter, respectively. The Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company’s total royalty expense, net of royalty income, was $5.7 million, $6.5 million and $7.5 million for fiscal 2004, 2003 and 2002, respectively.

Competition

      The infant consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers on the basis of quality, design, price, service and packaging and is a leader in its respective industry segment. Its leadership results from the integration of extensive proprietary product design with low-cost, high-quality global sourcing to produce and market high-value merchandise to major customers. With a strong commitment to customer service, the Company develops distinctive programs for individual customers and maximizes retail productivity with aggressive pricing, quick replenishment merchandise management and efficient customer order execution. These qualities have enabled the Company to become the largest producer of infant bed coverings and bibs for distribution to mass and mid-tier merchants, enjoying approximately one-third of the infant bedding market share and one-half of the bib market share in the U.S.

Government Regulation, Environmental Control

      The Company is subject to various federal, state and local environmental laws and regulations which regulate, among other things, the discharge, storage, handling and disposal of a variety of substances and wastes and to laws and regulations relating to employee safety and health, principally the Occupational Safety and Health Administration Act and regulations thereunder. The Company believes that it currently complies in all material respects with applicable environmental, health and safety laws and regulations and that future compliance with such existing laws or regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position. However, there can be no assurances that such requirements will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such requirements.

Employees

      At March 28, 2004, the Company had approximately 241 employees, none of whom are represented by a labor union. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

International Sales

      Sales to customers in foreign countries outside the United States are not currently material to the Company’s business.

Item 2.     Properties

      The Company’s headquarters are located in Gonzales, Louisiana. The Company rents approximately 17,211 square feet at this location under a lease that expires April 25, 2007.

      The following table summarizes certain information regarding the Company’s principal properties.

		Approximate	Owned/
Location	Use	Square Feet	Leased

Gonzales, Louisiana	Administrative and sales office	17,211	Leased(1)
Berea, Kentucky	Offices, manufacturing, warehouse and distribution facilities and retail store	53,000	Owned
Compton, California	Offices, warehouse and distribution center	157,400	Leased(2)
Compton, California	Warehouse	35,000	Leased(3)
Gonzales, Louisiana	Offices, warehouse and distribution center	60,000	Leased(4)
Huntington Beach, California	Offices	2,229	Leased(5)
Huntington Beach, California	Offices	7,574	Leased(6)
Rogers, Arkansas	Sales office	1,625	Leased(7)

(1)	Lease expires April 25, 2007.

(2)	Lease expires May 31, 2006.

(3)	Lease expires May 31, 2004 (upon expiration, the Company has discontinued use of this space).

(4)	Lease expires March 31, 2005.

(5)	Lease expires December 31, 2005.

(6)	Lease expires April 30, 2007.

(7)	Lease expires November 30, 2005.

      Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The Company’s business is somewhat seasonal so that during certain times of the year these facilities are fully utilized, while at other times of the year the Company has excess capacity.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 28, 2004.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company is authorized by its Articles of Incorporation to issue up to 75,000,000 shares of capital stock, 74,000,000 of which are designated common stock, par value $0.01 per share, and 1,000,000 of which are designated preferred stock, par value $0.01 per share.

Common Stock

      Effective April 10, 2001, the Company’s common stock was removed from the listing of the New York Stock Exchange (“NYSE”) as it fell below the minimum standards of market capitalization for continued listing by the NYSE. The common stock currently trades on the OTC Bulletin Board with the ticker symbol

“CRWS”. The following table presents quarterly information on the price range of the Company’s common stock for the fiscal years ended March 28, 2004 and March 30, 2003. This information indicates the high and low sale prices as reported on the OTC Bulletin Board.

Quarter	High	Low

Fiscal 2004
First Quarter	$0.90	$0.46
Second Quarter	0.95	0.62
Third Quarter	0.80	0.47
Fourth Quarter	0.80	0.50
Fiscal 2003
First Quarter	$0.80	$0.43
Second Quarter	1.05	0.55
Third Quarter	0.60	0.41
Fourth Quarter	0.55	0.45

      As of June 1, 2004 there were 9,504,937 shares of the company’s common Stock issued and outstanding held by approximately 726 registered holders and the closing stock price was $0.52. The Company has not paid a dividend since December 26, 1999 and has no plans to resume payment of dividends.

     Equity Compensation Plans

      The following table sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans, as of March 28, 2004.

Number of
	Number of	Weighted-	securities
	securities to be	average	remaining
	issued upon	exercise price of	available
	exercise of	outstanding	for future issuance
	outstanding	options,	under equity
	options, warrants	warrants	compensation
Plan Category	and rights	and rights	plans

Equity compensation plans approved by security holders:
Amended 1995
Stock Option Plan	577,900	$0.95	419,600

Item 6.     Selected Financial Data

      The selected financial data presented below for the five years ended March 28, 2004 is from the Company’s financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year

	2004	2003	2002	2001	2000

	In thousands, except per share data
For the year
Net sales	$86,227	$94,735	$117,591	$247,515	$319,893
Gross profit	19,594	21,420	25,928	18,542	35,156
Income (loss) from operations	7,436	6,948	5,022	(59,555)	(19,558)
Net income (loss)	3,103	2,487	27,002	(73,587)	(29,148)
Basic net income (loss) per share	0.33	0.26	2.95	(8.55)	(3.39)
Diluted net income (loss) per share	0.14	0.12	1.37	(8.55)	(3.39)
Cash dividends per share	—	—	—	—	0.09
At year end
Total assets	$58,387	$57,926	$60,200	$90,678	$215,004
Long-term debt	28,447	30,895	36,773	47,650	106,593
Shareholders’ equity (deficit)	18,437	15,265	12,813	(16,773)	56,815

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company operates indirectly through its subsidiaries, Crown Crafts Infant Products, Inc., Hamco, Inc. and Churchill Weavers, Inc., primarily in the Infant Products segment within the Consumer Products industry. The Company’s offices are located in Huntington Beach and Compton, California; Gonzales, Louisiana; Berea, Kentucky and Rogers, Arkansas.

      The Infant Products segment consists of infant bedding, bibs, soft goods and accessories. The infant products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers’ private labels. The products are produced primarily by foreign contract manufacturers, then warehoused and shipped from facilities in Compton, California and Gonzales, Louisiana. Sales are generally made directly to retailers, primarily mass merchants, large chain stores and gift stores.

      The Company also produces hand-woven adult throws, adult scarves and infant blankets. Sales are generally made to major department stores, specialty shops and designer showrooms.

      The infant consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers and believes that it is the largest producer of infant bed coverings and bibs, enjoying approximately one-third of the infant bedding market share and one-half of the infant bib market share within these segments. The Company competes on the basis of quality, design, price, service and packaging.

Acquisitions and Dispositions

      In response to changing business conditions in the consumer products industry, the Company made significant changes in its business operations over the last three years. In addition to a program of cost reductions and rationalization, the Company outsourced virtually all of its manufacturing to domestic and foreign contract manufacturers with the exception of the specialty hand wovens produced by Churchill Weavers and, until recently, screen-printed infant bibs produced by Burgundy in Mexico. The Woven Products division, with manufacturing primarily in north Georgia, was sold on November 14, 2000 and net proceeds of $32.3 million were used to reduce debt. Following the outsourcing of the Company’s adult bedding and bath products, the Company’s Roxboro, North Carolina plant was sold on June 14, 2001 and the proceeds of $8.0 million were used to reduce debt. Also, the Company made a decision to exit the adult bedding and bath business, and its net assets related to that business of $12.4 million were sold effective July 23, 2001. Proceeds of the sale were $8.5 million cash plus the assumption of liabilities of $3.4 million as well as the assumption of certain contingent liabilities. Cash from the sale was used to reduce debt. Following the sale of the adult bedding and bath business, the Company is now primarily in the infant and juvenile products business, but in describing the results of operations for fiscal 2002, reference is made to all of the product groups. Because of the sale of assets and the refinancing that occurred July 23, 2001, the historical results for 2002 and prior are not indicative of the Company’s future operations.

Restructuring Charge

      In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close the Mexican manufacturing facility operated by its majority-owned subsidiary, Burgundy. This decision was based on extensive research by management which indicated that, due to lower wages and the elimination of certain governmental quotas on the importation of bibs, outsourcing the supply of products then being manufactured by Burgundy to Asian manufacturers was more cost-effective and competitive than maintaining operations in Mexico. Under the plan, Burgundy continued to operate through the first quarter of fiscal 2004, at which time the Company began to liquidate Burgundy’s assets. As a result of the decision of the Company to discontinue its Mexican operations, the Company recorded a $1.8 million restructuring charge to operations in the quarter ended December 29, 2002, which consisted primarily of a write-down of the property and equipment at the Mexican facility of approximately $800,000, inventory items deemed to be in excess of production requirements of approximately $600,000, an accrual for contractual termination benefits of approximately $300,000 due Burgundy’s entire workforce (approximately 130 employees) under the provisions of Mexico’s labor regulations and the write-off of goodwill of approximately $60,000. The Company paid approximately $189,000 of the severance benefits in the first quarter of fiscal 2004 and paid the remainder through October 2003. The Company continued to charge the ongoing operating costs associated with Burgundy’s production in the period in which the costs were incurred. The Company incurred a loss of approximately $85,000 related to the operation and closure of this facility for the three-month period ended June 29, 2003, at which time the closure was complete.

Results of Operations: Fiscal 2004 Compared to Fiscal 2003

      Net sales for fiscal 2004 decreased $8.5 million, or 9.0%, to $86.2 million from $94.7 million for fiscal 2003. Net sales of throws decreased $180,000, or 7.0%, to $2.4 million, as sales volumes of high-end luxury throws were negatively impacted for the first six months of the current year by the recent downturn in the economy. Net sales of infant and juvenile products decreased $8.3 million, or 9.0%, to $83.8 million. This decline in sales, which occurred primarily in the second quarter of fiscal year 2004, is attributable to changes in buying patterns by several customers, some of whom lowered on-hand inventory levels in response to the sluggish economy, and changes in internal business strategies. Also, during fiscal year 2003, the Company shipped several new product placements to key customers, which were not repeated at the same levels in the current year. The Company’s Pillow Buddies® business has been comparatively weaker in the current year because retail dollars have not been allocated to the product and increased competition for character licenses has driven royalty commitments higher than management is comfortable guaranteeing.

      Cost of sales as a percentage of net sales remained level at 77.3% for fiscal 2004 compared to 77.4% for fiscal 2003. Although the Company’s gross margin benefited in the current fiscal year from improvements attributable to its sourcing efforts, most of the savings was passed on to customers as a result of pricing pressure.

      Marketing and administrative expenses decreased by $0.5 million, or 4.1%, in the current fiscal year compared to the prior fiscal year and were 14.1% of net sales for the current fiscal year compared to 13.4% in the prior fiscal year. The Company achieved reductions in labor and commissions expenses in fiscal year 2004; however, these reductions were partially offset by costs related to the Company’s Delaware reincorporation of approximately $396,000.

      As discussed in Note 4 to the Company’s Consolidated Financial Statements, the Company recorded a $1.8 million restructuring charge in the quarter ended December 29, 2002 related to the closure of the Company’s Mexican manufacturing facility.

      Interest expense for fiscal 2004 decreased by $0.5 million because of a lower average debt balance and reduced interest rates. As discussed in “Financial Position, Liquidity and Capital Resources” below, the Company had $28.4 million in long-term debt at March 28, 2004 compared to $30.9 million at March 30,

2003. This $2.5 million decrease in debt includes payments totaling $3 million on senior notes and a decrease in the Company’s revolving credit facility of $0.3 million offset by a $0.6 million increase in debt related to the amortization of the discount discussed in “Financial Position, Liquidity and Capital Resources” and the issuance of a promissory note in the amount of $268,000 related to the payment of interest on the Company’s senior subordinated notes.

      Income tax expense for fiscal 2004 includes a benefit for a revision of federal alternative minimum taxes of $99,000 and an expense for state and local income taxes of $321,000. For fiscal 2003, the Company recorded income tax expense of $103,000 related to federal taxes, including alternative minimum taxes, and $161,000 related to estimated state and local taxes. Income tax expense for both periods was reduced by the utilization of a portion of the Company’s net operating loss carryforwards.

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

      As discussed in Note 4 to the Company’s Consolidated Financial Statements, the Company recorded a $1.8 million restructuring charge in the quarter ended December 29, 2002 related to the closure of the Company’s Mexican manufacturing facility.

      Interest expense for fiscal 2003 decreased by $2.4 million because of a lower average debt balance and reduced interest rates. As discussed in “Financial Position, Liquidity and Capital Resources” below, the Company had $30.9 million in long-term debt at March 30, 2003 compared to $36.8 million at March 31, 2002. This $5.9 million decrease in debt includes payments totaling $3 million on senior notes and a decrease in the Company’s revolving credit facility of $3.7 million offset by an increase in debt related to the amortization of the discount discussed below and the issuance of a promissory note in the amount of $274,000 related to the payment of interest on the Company’s senior subordinated notes.

      Due to accumulated losses, the income tax provision for fiscal 2003 includes a provision for federal alternative minimum tax of $103,000, along with a provision for state income taxes of $161,000, for a total tax provision of $264,000. For fiscal 2002, the Company recorded an income tax benefit of $1.9 million.

Financial Position, Liquidity and Capital Resources

      Net cash provided by operating activities was $3.2 million for the year ended March 28, 2004 compared to net cash provided by operating activities of $6.8 million for the year ended March 30, 2003. The decrease in cash provided by operating activities was primarily due to the receipt of a one-time income tax refund of $1.8 million in the prior year and a $1.3 million decrease in prepaid expenses and other current assets in the prior year. Net cash used by investing activities was $0.1 million in 2004 compared to net cash used by investing activities of $0.4 million in the prior year period. The decrease in cash used by investing activities was due in large part to net proceeds from the sale of assets disposed of in connection with the closure of

Burgundy in the current fiscal year of $244,000. Net cash used for financing activities was $3.3 million compared to net cash used for financing activities of $6.7 million in the prior year period. The decrease in cash used in financing activities was due to a lower net payment of long-term debt in the current fiscal year as compared to the prior fiscal year. A portion of the long-term debt reduction in the prior fiscal year resulted from the use of the tax refund discussed above to reduce the Company’s revolver. Total debt outstanding decreased to $31.5 million at March 28, 2004 from $33.9 million at March 30, 2003. As of March 28, 2004, letters of credit of $1.325 million were outstanding against the $3 million sub-limit for letters of credit associated with the Company’s $19 million revolving credit facility. As of March 28, 2004, the Company had revolving credit availability of $15.5 million.

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

      At March 28, 2004 and March 30, 2003, long-term debt consisted of (in thousands):

	March 28,	March 30,
	2004	2003

Promissory notes	$24,054	$27,068
Floating rate revolving credit facilities	1,495	1,799
Non-interest bearing notes	8,541	8,274
Original issue discount	(2,627)	(3,232)

	31,463	33,909
Less current maturities	3,016	3,014

	$28,447	$30,895

      The Company’s existing credit facilities include the following:

Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (5.00% at March 28, 2004) for base rate borrowings and LIBOR plus 2.75% (3.84% at March 28, 2004) for Euro-dollar borrowings. The maturity date is June 30, 2005. The facility is secured by a first lien on all assets. The balance at March 28, 2004 was $1.5 million. The Company had $15.5 million available at March 28, 2004. As of March 28, 2004, letters of credit of $1.325 million were outstanding against the $3 million sub-limit for letters of credit associated with the $19 million revolving credit facility.

Senior Notes of $8 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. On September 30, 2002 and September 30, 2003, the Company made payments to the lenders of $1.6 million and $1.3 million, respectively, related to excess cash flow. The Company anticipates that it will make another excess cash flow payment of $1.3 million on September 30, 2004.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $2.6 million is included in the Consolidated Balance Sheet as of March 28, 2004.

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

      Minimum annual maturities are as follows (in thousands):

Fiscal	Revolver	Senior Notes	Sub Notes		PIK Notes	Total

2005	$—	$2,000	$—		$—	$2,000
2006	—	2,500	—		—	2,500
2007	1,495	3,500	—		—	4,995
2008	—	—	24,000	*	541	24,541

Total	$1,495	$8,000	$24,000		$541	$34,036

*	Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

      As part of the Company’s refinancing of its credit facilities in July 2001, the Company issued to the lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire in six years from their date of issuance. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid-in capital in the second quarter of fiscal 2002. The dilutive effect of these warrants on earnings per share for the fiscal periods ended March 28, 2004 and March 30, 2003 was $0.18 per share and $0.15 per share, respectively. Also, in the second quarter of fiscal 2002, the Company recognized a gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.

      To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2005, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at the greater of 6% or prime, which was 4.00% at March 28, 2004, until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

      The following table summarizes the maturity or expiration dates of mandatory financial obligations and commitments for the following periods.

	Payments Due by Period

		Less			More
		Than	1 - 3	3 - 5	Than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Contractual Obligations
Long-Term Debt Obligations	$34,036	$2,000	$7,495	$24,541	$—
Capital Lease Obligations	54	14	36	4	—
Operating Lease Obligations	3,080	1,373	1,637	70	—
Purchase Obligations	755	732	23	1	—
Minimum Royalty Obligations	3,513	3,277	236	—	—

Total Contractual Obligations	$41,438	$7,396	$9,427	$24,616	$—

      Management does not believe that inflation has had a material effect on the Company’s operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

      During fiscal 2002, the Company incurred approximately $1.5 million in non-recurring charges related to the sale of the adult bedding and bath division in July, 2001, the sale of the woven products division in November, 2000, and the relocation of the Company’s corporate headquarters. These costs included $850,000 in wages and benefits (including severance) paid to temporary and terminated employees, $795,000 in operating expenses and $206,000 in data collection and transfer costs offset by $356,000 in vendor discounts and allowances.

Critical Accounting Policies

      While the listing below is not inclusive of all of the Company’s accounting policies, the Company’s management believes that the following policies are those which are most critical and embody the most significant management judgments due to the uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical policies are:

      Revenue Recognition: Sales are recorded when goods are shipped to customers, and are reported net of returns and allowances in the consolidated statements of operations and comprehensive income.

      Sales Returns and Other Allowances and Allowance for Doubtful Accounts: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of potential future product returns related to current period product revenues. The Company’s sales arrangements do not generally include acceptance provisions or clauses. Additionally, the Company does not typically grant its distributors or other customers price protection rights or rights to return products bought, other than normal and customary rights of return for defects in materials or workmanship, and is not obligated to accept product returns for any other reason. Actual returns have not historically been significant. Management analyzes historical returns, current economic trends and changes in customer demand when evaluating the adequacy of its sales returns and other allowances.

      The Company factors the majority of its receivables. In the event a factored receivable becomes uncollectible due to credit worthiness, the factor bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at March 28, 2004 totaled $17.2 million, net of allowances of $2.1 million.

      Inventory Valuation: The preparation of the Company’s financial statements requires careful determination of the appropriate dollar amount of the Company’s inventory balances. Such amount is presented as a current asset in the Company’s balance sheet and is a direct determinant of cost of goods sold in the statement of operations and, therefore, has a significant impact on the amount of net income reported in an accounting period. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to bring the inventory quantities to their existing condition and location. The Company’s inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method, which assumes that inventory quantities are sold in the order in which they are manufactured or purchased. The Company utilizes standard costs as a management tool. The Company’s standard cost valuation of its inventories is adjusted at regular intervals to reflect the approximate cost of the inventory under FIFO. The determination of the indirect charges and their allocation to the Company’s work-in-process and finished goods inventories is complex and requires significant management judgment and estimates. Material differences may result in the valuation of the Company’s inventories and in the amount and timing of the Company’s cost of goods sold and resulting net income for any period if management made different judgments or utilized different estimates.

      On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company’s operations. To the extent that any of these conditions are believed to exist or the utility of the inventory quantities in the ordinary course of business is no longer as great as their carrying value, an allowance against the inventory valuation is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in the Company’s statement of operations in cost of goods sold. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may need to establish additional allowances which could materially impact the Company’s financial position and results of operation.

      As of March 28, 2004, the Company’s inventories totaled $14.4 million, net of allowances for discontinued, irregular, slow moving and obsolete inventories of $1.0 million. Management believes that the Company’s inventory valuation results in carrying the inventory at lower of cost or market.

      Derivative Instruments and Hedging Activities: The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on April 2, 2001. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At March 28, 2004 and March 30, 2003 the Company had no derivative instruments.

      Provisions for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets have been reduced by a valuation allowance, if necessary, in the amount of any tax benefits that, based on available evidence, are not expected to be realized.

      Valuation of Long-Lived Assets, Identifiable Intangibles and Goodwill: The Company reviews for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheet.

      Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. As discussed below, the Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.3 million at March 28, 2004, March 30, 2003 and March 31, 2002. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $24.8 million as of March 28, 2004.

      As discussed below, on April 1, 2002, the Company implemented SFAS 142, Goodwill and Other Intangible Assets, and as a result, the Company discontinued amortizing approximately $23.0 million of goodwill but continued to amortize other long-lived intangible assets. Goodwill amortization expense recorded during 2002 amounted to approximately $1.1 million. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. The Company has performed a transitional fair value based impairment test on its goodwill in accordance with SFAS 142 and has determined that the fair value exceeded the recorded value at April 1, 2002 and March 31, 2003.

Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the use of the pooling-of-interests method. The application of SFAS 141 did not affect any of the Company’s previously reported amounts included in goodwill or other intangible assets. SFAS 142 requires that the amortization of goodwill cease prospectively upon adoption and that instead the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 142 was effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on April 1, 2002. Beginning in fiscal 2003, the Company discontinued amortizing goodwill but continues to amortize other long-lived intangible assets. The Company performed fair value based impairment tests on its goodwill in accordance with SFAS 142 and determined that the fair value exceeded the recorded value at April 1, 2002 and March 31, 2003. Following is a reconciliation of previously reported net income and basic and diluted net income per share to the amounts that would have been reported if SFAS 142 had been effective as of April 2, 2001 and the amortization of goodwill had been discontinued as of that date.

	2004	2003	2002

Reported net income	$3,103	$2,487	$27,002
Goodwill amortization	—	—	1,054

Adjusted net income	$3,103	$2,487	$28,056

Basic income per share:
Reported net income	$0.33	$0.26	$2.95
Goodwill amortization	—	—	0.11

Adjusted net income	$0.33	$0.26	$3.06

Diluted income per share:
Reported net income	$0.14	$0.12	$1.37
Goodwill amortization	—	—	0.05

Adjusted net income	$0.14	$0.12	$1.42

      In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Although SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains most of the concepts of that standard, except that it eliminates the requirement that goodwill be allocated to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed of (i.e., the depreciable life should be revised until the asset is actually abandoned or exchanged). Also, SFAS 144 includes the basic provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. SFAS 144 was effective for fiscal years beginning after December 15, 2001 and was implemented by the Company on April 1, 2002. The adoption of SFAS 144 did not have a significant effect on the Company’s financial statements on the date of adoption.

      In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 provides, among other things, that gains on the extinguishments of debt will generally no longer be classified as extraordinary items in the statements of operations. It also provides that gains on extinguishments be reclassified in prior years financial statements presented for comparative purposes. SFAS 145 was effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted SFAS 145 effective July 1, 2002. The adoption of SFAS 145 required that a gain on debt refinancing of $25 million realized in the second quarter of fiscal 2002 be reclassified into income before extraordinary items.

      In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which was effective for transactions initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The adoption of FAS 146 did not have a material impact on the Company’s consolidated financial statements on the date of adoption.

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for the Company’s fiscal period ended March 30, 2003. The Company adopted this standard on that date and determined that it would continue to utilize the intrinsic method of accounting and included the additional disclosures in the current period financial statements.

Forward-Looking Information

      This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, changing competition, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies and the Company’s dependence upon licenses from third parties.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, the concentration of the Company’s customers and the Company’s reliance upon licenses. The exposure to interest rate risk relates to floating rate debt, $1.5 million of which was outstanding at March 28, 2004 compared to $1.8 million at March 30, 2003. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $15,000 at the debt level of March 28, 2004 and $18,000 at the debt level of March 30, 2003. The exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company’s products. Additionally, the Company’s top three customers represent 75% of net sales, and 49% of the Company’s net sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

Item 8.     Financial Statements and Supplementary Data

      See pages 24 and F-1 through F-18 hereof.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Company has neither changed its independent accountants nor had any disagreements on accounting or financial disclosure with such accountants.

Item 9A.     Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act. Since such evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information with respect to the Company’s directors and executive officers is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Election of Directors” and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K is set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K is set forth in the Proxy Statement under the caption “Code of Ethics” and is incorporated herein by reference.

Item 11.     Executive Compensation

      The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

      The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. Financial Statements

      The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

(a)2. Financial Statement Schedule

      The following financial statement schedule of the Company is filed with this report:

Schedule II — Valuation and Qualifying Accounts	Page 19

      All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

SCHEDULE II

	Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E

		Charged to
		Costs and
	Balance at	(reversed		Balance at
	Beginning	from)		End of
	of Period	Expenses	Deductions(1)	Period

	(in thousands)
Accounts Receivable Valuation Accounts:
Year Ended March 31, 2002
Allowance for doubtful accounts	176	46	28	194
Allowance for customer deductions	1,761	(114)	—	1,647
Year Ended March 30, 2003
Allowance for doubtful accounts	194	172	183	183
Allowance for customer deductions	1,647	97	—	1,744
Year Ended March 28, 2004
Allowance for doubtful accounts	183	66	217	32
Allowance for customer deductions	1,744	282	—	2,026
Inventory Valuation Accounts:
Year Ended March 31, 2002
Allowance for discontinued and irregulars	2,150	19	—	2,169
Year Ended March 30, 2003
Allowance for discontinued and irregulars	2,169	(536)	—	1,633
Year Ended March 28, 2004
Allowance for discontinued and irregulars	1,633	(630)	—	1,003
Restructuring Reserve:
Year ended March 31, 2002
Allowance for restructuring costs	—	554 (2)	—	554
Year ended March 30, 2003
Allowance for restructuring costs	554	1,775 (3)	608	1,721
Year ended March 28, 2004
Allowance for restructuring costs	1,721	—	1,691	30

(1)	Deductions from the allowance for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(2)	Reserve relates to the closure of the adult bedding and bath division in July 2001.

(3)	Reserve relates to the decision to close the Company’s Mexican manufacturing facility.

(a)3. Exhibits

      Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits

2.1	—	Merger Agreement dated as of July 23, 2001 by and among the Company, Crown Crafts Designer, Inc., Design Works Holding Company and Design Works, Inc. (the “Merger Agreement”) (2)
3.1	—	Amended and Restated Certificate of Incorporation of the Company (7)
3.2	—	Bylaws of the Company (7)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company (7)
4.2	—	Instruments defining the rights of security holders are contained in the Bylaws of the Company (7)
4.3	—	Form of Registration Rights Agreement entered into in connection with the Subordinated Note and Warrant Purchase Agreement dated as of July 23, 2001 by and among the Company, as Borrowers, Wachovia Bank, N.A., as Agent, and Wachovia Bank, N.A., Bank of America, N.A., and The Prudential Insurance Company of America, as Lenders, (the “Sub Debt Agreement”)(included as Exhibit C to the Sub Debt Agreement) (2)
10.1	—	Crown Crafts, Inc. Amended 1995 Stock Option Plan (1)
10.2	—	Form of Nonstatutory Stock Option Agreement (pursuant to 1995 Stock Option Plan) (1)
10.3	—	Form of Nonstatutory Stock Option Agreement for Nonemployee Directors (pursuant to 1995 Stock Option Plan) (1)
10.4	—	Form of Restricted Stock Agreement entered into in connection with the Merger Agreement (2)
10.5	—	Credit Agreement dated as of July 23, 2001 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. (collectively, the “Borrowers”), Wachovia Bank, N.A., as Agent, and Wachovia Bank, N.A., Bank of America, N.A., and The Prudential Insurance Company of America (collectively, the “Lenders”) (the “Credit Agreement”) (2)
10.6	—	Form of Revolving Note issued in connection with the Credit Agreement (included as Exhibit A-1 to the Credit Agreement) (2)
10.7	—	Form of Term Note issued in connection with the Credit Agreement (included as Exhibit A-2 to the Credit Agreement) (2)
10.8	—	Form of Domestic Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit N to the Credit Agreement) (2)
10.9	—	Form of Foreign Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit T to the Credit Agreement) (2)
10.10	—	Mortgage, Security Agreement and Fixture Financing Statement dated September 22, 1999 from Churchill Weavers, Inc. (“Churchill”) to Wachovia Bank, N.A., as Collateral Agent for the Lenders, as amended by that First Amendment to Mortgage, Security Agreement and Fixture Financing Statement dated July 23, 2001, entered into in connection with the Credit Agreement (2)
10.11	—	Sub Debt Agreement (2)
10.12	—	Form of Note issued in connection with the Sub Debt Agreement (included as Exhibit A-1 to the Sub Debt Agreement) (2)
10.13	—	Form of Warrant issued in connection with the Sub Debt Agreement (included as Exhibit B to the Sub Debt Agreement) (2)
10.14	—	Form of Domestic Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit D to the Sub Debt Agreement) (2)
10.15	—	Form of Foreign Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit E to the Sub Debt Agreement) (2)

Exhibit
Number		Description of Exhibits

10.16	—	Form of Security Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit F to the Sub Debt Agreement) (2)
10.17	—	Mortgage, Security Agreement and Fixture Financing Statement dated July 23, 2001 from Churchill to Wachovia Bank, N.A., as Collateral Agent for the Lenders, entered into in connection with the Sub Debt Agreement (2)
10.18	—	Amended and Restated Security Agreement dated as of July 23, 2001 by and among the Borrowers and Wachovia Bank, N.A, as Collateral Agent for the Lenders, entered into in connection with the Credit Agreement (2)
10.19	—	Form of Non-Competition and Non-Disclosure Agreement entered into in connection with the Merger Agreement (included as Exhibit E to the Merger Agreement) (2)
10.20	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut (2)
10.21	—	Second Amendment to Subordinated Note and Warrant Purchase Agreement dated as of February 10, 2003 by and among the Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.) (3)
10.22	—	Third Amendment to Credit Agreement dated as of February 10, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders (3)
10.23	—	Global Amendment Agreement dated as of April 29, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank National Association, Banc of America Strategic Solutions, Inc., The Prudential Insurance Company of America and Bank of America, N.A. (4)
10.24	—	Amendment to the Company’s Amended 1995 Stock Option Plan Adopted by the Board of Directors on April 29, 2003 (5)
10.25	—	Fourth Amendment to Subordinated Note and Warrant Purchase Agreement dated as of August 1, 2003, by and among the Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.) (6)
10.26	—	Fifth Amendment to Credit Agreement dated as of August 1, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders (6)
10.27	—	Amended and Restated Support Agreement dated as of August 6, 2003 by and between the Company and Wynnefield Capital Management, LLC (6)
10.28	—	Sixth Amendment to Credit Agreement dated as of December 16, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders (7)
10.29	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut (8)
10.30	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Amy Vidrine Samson (8)

Exhibit
Number		Description of Exhibits

10.31	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman (8)
14.1	—	Code of Ethics (8)
21	—	Subsidiaries of the Company (8)
23	—	Consent of Independent Registered Public Accounting Firm (8)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (8)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (8)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer (8)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer (8)

(1)	Incorporated herein by reference to Registrant’s Definitive Proxy Statement filed October 14, 1999.
(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.
(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.
(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 9, 2003.
(5)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2003.
(6)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.
(7)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(8)	Filed herewith.

(b) Reports on Form 8-K

      The Company filed the following Current Reports on Form 8-K during the quarter ended March 28, 2004:

(1)	The Company’s Current Report on Form 8-K filed with the SEC on February 11, 2004, setting forth under Item 12 of such report a press release discussing the Company’s financial results for the third quarter of fiscal year 2004, which ended December 28, 2003.

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

E. Randall Chestnut
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. RANDALL CHESTNUT E. Randall Chestnut	Chief Executive Officer, Director	June 8, 2004

/s/ WILLIAM T. DEYO, JR. William T. Deyo, Jr.	Director	June 8, 2004

/s/ STEVEN E. FOX Steven E. Fox	Director	June 8, 2004

/s/ SIDNEY KIRSCHNER Sidney Kirschner	Director	June 8, 2004

/s/ ZENON S. NIE Zenon S. Nie	Director	June 8, 2004

/s/ WILLIAM P. PAYNE William Porter Payne	Director	June 8, 2004

/s/ DONALD RATAJCZAK Donald Ratajczak	Director	June 8, 2004

/s/ JAMES A. VERBRUGGE James A. Verbrugge	Director	June 8, 2004

/s/ AMY VIDRINE SAMSON Amy Vidrine Samson	Chief Financial Officer Chief Accounting Officer	June 8, 2004

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Crown Crafts, Inc.

      We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the “Company”) as of March 28, 2004 and March 30, 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended March 28, 2004. Our audit also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 28, 2004 and March 30, 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in the year ended March 30, 2003.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

June 4, 2004

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 28, 2004 and March 30, 2003
(dollar amounts in thousands, except share and per share amounts)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$7	$194
Accounts receivable (net of allowances of $2,058 in 2004 and $1,927 in 2003)
Due from factor	16,259	14,472
Other	962	1,304
Inventories, net	14,394	15,548
Prepaid Expenses	1,622	1,026
Other current assets	94	88

Total current assets	33,338	32,632
Property, plant and equipment — at cost:
Land, buildings and improvements	1,803	1,920
Machinery and equipment	2,802	3,285
Furniture and fixtures	664	677

	5,269	5,882
Less accumulated depreciation	3,435	3,644

Property, plant and equipment — net	1,834	2,238
Other assets:
Goodwill, net	22,974	22,974
Other	241	82

Total other assets	23,215	23,056

Total Assets	$58,387	$57,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,117	$4,524
Accrued wages and benefits	1,408	1,413
Accrued royalties	1,274	1,454
Other accrued liabilities	688	1,361
Current maturities of long-term debt	3,016	3,014

Total current liabilities	11,503	11,766
Non-current liabilities:
Long-term debt	28,447	30,895

Total non-current liabilities	28,447	30,895
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock — par value $0.01 per share, 74,000,000 shares authorized, 9,504,937 shares outstanding at March 28, 2004; par value $1.00 per share, 50,000,000 shares authorized, 9,421,437 shares outstanding at March 30, 2003	95	9,421
Additional paid-in capital	38,244	28,857
Accumulated deficit	(19,902)	(22,988)
Cumulative currency translation adjustment	—	(25)

Total shareholders’ equity	18,437	15,265

Total Liabilities and Shareholders’ Equity	$58,387	$57,926

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Fiscal years ended March 28, 2004, March 30, 2003, and March 31, 2002
(amounts in thousands, except per share amounts)

	2004	2003	2002

Net sales	$86,227	$94,735	$117,591
Cost of products sold	66,633	73,315	91,663

Gross profit	19,594	21,420	25,928
Marketing and administrative expenses	12,160	12,686	20,872
(Gain) loss on disposition of assets	(2)	11	34
Restructuring charge	—	1,775	—

Income from operations	7,436	6,948	5,022
Other income (expense):
Interest expense	(4,055)	(4,548)	(6,943)
Gain on extinguishment of debt	—	—	25,008
Other — net	(56)	351	2,035

Income before income taxes	3,325	2,751	25,122
Income tax expense (benefit)	222	264	(1,880)

Net income	3,103	2,487	27,002

Other comprehensive income, net of tax:
Foreign currency translation adjustment	25	(35)	76

Comprehensive income	$3,128	$2,452	$27,078

Basic income per share	$0.33	$0.26	$2.95

Diluted income per share	$0.14	$0.12	$1.37

Weighted average shares outstanding — basic	9,485	9,421	9,167

Weighted average shares outstanding — diluted	22,393	21,471	19,759

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

Fiscal years ended March 28, 2004, March 30, 2003, and March 31, 2002
(dollar amounts in thousands)

	Common Shares				Cumulative
			Additional		Currency	Total
	Number of		Paid-in	Accumulated	Translation	Shareholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity/(Deficit)

Balances — April 1, 2001	8,608,843	8,609	27,161	(52,477)	(66)	(16,773)
Purchase 401 (k) shares	(14,406)	(15)	10			(5)
Issuance of warrants			2,381			2,381
Issuance of shares	827,000	827	(695)			132
Net income				27,002		27,002
Currency translation adjustment					76	76

Balances — March 31, 2002	9,421,437	9,421	28,857	(25,475)	10	12,813
Net income				2,487		2,487
Currency translation adjustment					(35)	(35)

Balances — March 30, 2003	9,421,437	9,421	28,857	(22,988)	(25)	15,265
Issuance of shares	83,500	84	(23)			61
Conversion from $1.00 par value to $0.01 par value		(9,410)	9,410			—
Net income				3,103		3,103
Currency translation adjustment				(17)	25	8

Balances — March 28, 2004	9,504,937	$95	$38,244	$(19,902)	$—	$18,437

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended March 28, 2004, March 30, 2003, and March 31, 2002
(amounts in thousands)

	2004	2003	2002

Operating activities:
Net income	$3,103	$2,487	$27,002
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on debt refinancing	—	—	(25,008)
Depreciation of property, plant and equipment	532	724	971
Amortization of goodwill	—	—	1,054
(Gain) loss on sale of property, plant, and equipment	(2)	11	34
Discount accretion	605	537	324
Restructuring charge	—	1,775	—
Changes in assets and liabilities
Accounts receivable	(1,445)	(3,244)	4,970
Inventories, net	1,154	300	3,113
Income tax receivable	—	1,820	(1,820)
Other current assets	(601)	1,352	(233)
Other assets	(159)	96	142
Accounts payable	593	829	(4,775)
Accrued liabilities	(575)	187	(2,651)
Other long term liabilities	—	(35)	(745)
Liabilities assumed by purchaser of adult bedding	—	—	3,372
Reclassification of current assets to held for sale	—	—	(39)

Net cash provided by operating activities	3,205	6,839	5,711

Investing activities:
Capital expenditures	(422)	(397)	(309)
Proceeds from disposition of assets	282	73	18,216
Other	6	(35)	76

Net cash (used in) provided by investing activities	(134)	(359)	17,983

Financing activities:
Payment of long-term borrowing	(38,595)	(41,835)	(63,769)
Long-term borrowing	35,276	35,161	39,449
Increase in advances from factor	—	—	299
Issuance of common stock	61	—	127

Net cash used in financing activities	(3,258)	(6,674)	(23,894)

Net decrease in cash and cash equivalents	(187)	(194)	(200)
Cash and cash equivalents at beginning of year	194	388	588

Cash and cash equivalents at end of year	$7	$194	$388

Supplemental cash flow information:
Income taxes paid (refunded)	$276	$(1,635)	$(191)
Interest paid	3,267	3,597	7,801
Supplemental disclosure of non-cash investing and financing activities
Forgiveness of indebtedness	$—	$—	$25,008
Issuance of warrants	—	—	2,381
Accrued interest converted to long-term debt	268	274	—

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 28, 2004, March 30, 2003 and March 31, 2002

Note 1 — Description of Business

      Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) operate in the Infant Products segment within the Consumer Products industry. The Infant Products segment consists of infant bedding, bibs, infant soft goods and accessories. Sales are generally made directly to retailers, primarily mass merchants, large chain stores, gift stores and department and specialty stores.

Note 2 — Summary of Significant Accounting Policies

      Basis of Presentation: The consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

      The Company’s fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 52 weeks for fiscal years 2004, 2003 and 2002.

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

      Revenue Recognition: Sales are recorded when goods are shipped to customers, and are reported net of allowances for estimated returns and allowances in the consolidated statements of operations and comprehensive income. Allowances for returns and allowances are estimated based on historical rates.

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

      Impairment of Long-lived Assets, Identifiable Intangibles and Goodwill: The Company reviews for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheet.

      Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. As discussed below, the Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.3 million at March 28, 2004, March 30, 2003 and March 31, 2002.

      Foreign Currency Translation: The assets and liabilities of the Company’s Mexican subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company’s results of operations for fiscal years 2004, 2003 and 2002.

      Provisions for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets have been reduced by a valuation allowance, if necessary, in the amount of any tax benefits that based on available evidence, are not expected to be realized.

      Stock-Based Compensation: The Company accounts for its stock option plans using the intrinsic value method established by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. Accordingly, no compensation cost has been recognized in the Company’s financial statements for its stock-based compensation plans. The Company complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock Based-Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options using the fair value method of that statement.

      The weighted-average grant-date fair value of options granted in 2004, 2003, and 2002, respectively, was $0.23, $0.25, and $0.11 per share. For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. The following table summarizes the assumptions used to value options. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company’s net earnings and earnings per share would have been as indicated below:

	2004	2003	2002

	(in thousands, except
	per share data)
Net income, as reported	$3,103	$2,487	$27,002
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	35	25	74

Pro forma net income	$3,068	$2,462	$26,928

Earnings per share:
Basic — as reported	$0.33	$0.26	$2.95

Basic — pro forma	$0.33	$0.26	$2.94

Diluted — as reported	$0.14	$0.12	$1.37

Diluted — pro forma	$0.14	$0.11	$1.36

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

	(in percentages, except expected life)
Dividend yield	—	—	—
Expected volatility	10	20	50
Risk free interest rate	4.5	4.2	2.5
Expected life, years	7.9	8.0	6.5

      Segments and Related Information: The Company adopted Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires certain information to be reported about operating segments on a basis consistent with the Company’s internal organizational structure. Management’s analysis concluded that the Company operated in two operating segments, 1) adult home furnishings and juvenile products, and 2) infant products. Following the sale of the Adult Bedding and Bath division in July, 2001, the Company operates primarily in the infant products segment. Required disclosures have been made in Note 12.

      Net Income Per Share: Net income per share is calculated in accordance with SFAS 128, Earnings per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Earnings per common share are based on the weighted average number of shares outstanding during the period. Basic and diluted weighted average shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. The following table sets forth the computation of basic and diluted net income per common share for fiscal years 2004, 2003 and 2002.

	2004	2003	2002

	(Amounts in thousands,
	except per share data)
Basic Net Income per Share:
Net Income	$3,103	$2,487	$27,002

Weighted Average Number of Shares Outstanding	9,485	9,421	9,167

Basic Net Income per Share	$0.33	$0.26	$2.95

Diluted Net Income per Share:
Net Income	$3,103	$2,487	$27,002

Weighted Average Number of Shares Outstanding	9,485	9,421	9,167
Effect of Dilutive Securities	12,908	12,050	10,592

Average Shares — Diluted	22,393	21,471	19,759

Diluted Net Income per Share	$0.14	$0.12	$1.37

      Derivative Instruments and Hedging Activities: The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on April 2, 2001. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At March 28, 2004 and March 30, 2003 the Company had no derivative instruments.

      Recently Issued Accounting Standards: In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the use of the pooling-of-interests method. The application of SFAS 141

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

did not affect any of the Company’s previously reported amounts included in goodwill or other intangible assets. SFAS 142 requires that the amortization of goodwill cease prospectively upon adoption and that instead the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 142 was effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on April 1, 2002. Beginning in fiscal 2003, the Company discontinued amortizing goodwill but continues to amortize other long-lived intangible assets. The Company performed fair value based impairment tests on its goodwill in accordance with SFAS 142 and determined that the fair value exceeded the recorded value at April 1, 2002 and March 31, 2003. Following is a reconciliation of previously reported net income and basic and diluted net income per share to the amounts that would have been reported if SFAS 142 had been effective as of April 2, 2001 and the amortization of goodwill had been discontinued as of that date.

	2004	2003	2002

Reported net income	$3,103	$2,487	$27,002
Goodwill amortization	—	—	1,054

Adjusted net income	$3,103	$2,487	$28,056

Basic income per share:
Reported net income	$0.33	$0.26	$2.95
Goodwill amortization	—	—	0.11

Adjusted net income	$0.33	$0.26	$3.06

Diluted income per share:
Reported net income	$0.14	$0.12	$1.37
Goodwill amortization	—	—	0.05

Adjusted net income	$0.14	$0.12	$1.42

      In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Although SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains most of the concepts of that standard, except that it eliminates the requirement that goodwill be allocated to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed of (i.e., the depreciable life should be revised until the asset is actually abandoned or exchanged). Also, SFAS 144 includes the basic provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and was implemented by the Company on April 1, 2002. The adoption of SFAS 144 did not have a significant effect on the Company’s financial statements on the date of adoption.

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

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which was effective for transactions initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The adoption of FAS 146 did not have a material impact on the Company’s consolidated financial statements on the date of adoption.

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for the Company’s fiscal period ended March 30, 2003. The Company adopted this standard on that date and determined that it would continue to utilize the intrinsic method of accounting and included the additional disclosures in the current period financial statements.

      Reclassifications: Certain prior year financial statement balances have been reclassified to conform with the current year’s presentation.

Note 3 — Discontinuance of Certain Businesses

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

Note 4 — Restructuring Charge

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

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Inventories

      Major classes of inventory were as follows:

	March 28,	March 30,
	2004	2003

Raw Materials	$1,116	$2,991
Work in Process	1,028	1,411
Finished Goods	12,250	11,146

	$14,394	$15,548

      Inventory is net of reserves for inventories classified as irregular or discontinued of $1.0 million at March 28, 2004 and $1.6 million at March 30, 2003.

Note 6 — Financing Arrangements

      Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of operations, were $384,000, $492,000 and $761,000, respectively, in 2004, 2003, and 2002. Factor advances were at $0 at both March 28, 2004 and March 30, 2003.

      Notes Payable and Other Credit Facilities: At March 28, 2004 and March 30, 2003, long term debt consisted of:

	March 28,	March 30,
	2004	2003

Promissory notes	$24,054	$27,068
Floating rate revolving credit facilities	1,495	1,799
Non-interest bearing notes	8,541	8,274
Original issue discount	(2,627)	(3,232)

	31,463	33,909
Less current maturities	3,016	3,014

	$28,447	$30,895

      On July 23, 2001 the Company completed a refinancing of its debt. These credit facilities include the following:

Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (5.00% at March 28, 2004) for base rate borrowings and LIBOR plus 2.75% (3.84% at March 28, 2004) for Euro-dollar borrowings. The maturity date is June 30, 2005. The facility is secured by a first lien on all assets. The balance at March 28, 2004 was $1.5 million. The Company had $15.5 million available at March 28, 2004. As of March 28, 2004, letters of credit of $1.325 million were outstanding against the $3 million sub-limit for letters of credit associated with the $19 million revolving credit facility.

Senior Notes of $8 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. On September 30, 2002 and September 30, 2003, the Company made payments to the lenders of $1.6 million and $1.3 million, respectively, related to excess cash flow. The Company anticipates that it will make another excess cash flow payment of $1.3 million on September 30, 2004.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $2.6 million is included in the Consolidated Balance Sheet as of March 28, 2004.

      These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders’ equity. Certain covenants included in the credit facilities were amended in conjunction with the liquidation of Burgundy, as discussed in Note 4 to the Company’s Consolidated Financial Statements, in order to account for the recording of the related restructuring charge. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends.

      Minimum annual maturities are as follows (in thousands):

		Senior			PIK
Fiscal	Revolver	Notes	Sub Notes		Notes	Total

2005	$—	$2,000	$—		$—	$2,000
2006	—	2,500	—		—	2,500
2007	1,495	3,500	—		—	4,995
2008	—	—	24,000	*	541	24,541

Total	$1,495	$8,000	$24,000		$541	$34,036

*	Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

      As part of the refinancing, the Company issued to the lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire in six years from their date of issuance. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid-in capital in the second quarter of fiscal 2002. The dilutive effect of these warrants on earnings per share for the fiscal periods ended March 28, 2004 and March 30, 2003 was $0.18 per share and $0.15 per share, respectively. Also, in the second quarter of fiscal 2002, the Company recognized a gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Income Taxes

      Income tax expense (benefit) is summarized as follows:

	2004	2003	2002

	(in thousands)
Current:
Federal	$24	$127	$(1,820)
State and local	296	161	(60)

Total current	320	288	(1,880)

Deferred:
Federal	(98)	(24)	—
State and local	—	—	—

Total deferred	(98)	24	—

Total expense (benefit)	$222	$264	$(1,880)

      The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2004	2003

	(in thousands)
Gross deferred income tax liabilities:
Property, plant and equipment	$5	$14

Total gross deferred income tax liabilities	5	14

Gross deferred income tax assets:
Employee benefit accruals	448	413
Accounts receivable and inventory reserves	1,165	1,091
Net operating loss carryforward	5,535	5,777
Other	4	159

Total gross deferred income tax assets	7,152	7,440

Deferred tax asset valuation allowance	(7,049)	(7,426)

Net deferred income tax asset	$98	$—

      As of March 28, 2004, the Company has federal income tax net operating loss carryforwards totaling $14.6 million which begin expiring in the year ending March 2021.

      The following reconciles the income tax expense (benefit) at the U.S. federal income tax statutory rate to that in the financial statements:

	2004	2003	2002

	(in thousands)
Tax expense at statutory rate	$1,131	$936	$8,541
Nondeductible amortization of goodwill	—	—	284
State income taxes, net of Federal income tax benefit	200	106	1,030
Valuation allowance	(377)	(1,776)	(27,533)
Disposition of subsidiary	(836)	—	15,203
Foreign subsidiary losses	29	797	288
Other	75	201	307

Income tax expense (benefit)	$222	$264	$(1,880)

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Retirement Plans

      Effective January 1, 1996, the Company established an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. In fiscal 2002, employees could elect to exclude up to 15% of their compensation from amounts subject to income tax as a salary deferral contribution. In fiscal 2003, the potential deferral was changed from 15% to a maximum of $11,000 and in fiscal 2004 was increased to a maximum of $12,000 in accordance with changes in federal regulations. The Board of Directors determines each calendar year the portion, if any, of employee contributions that will be matched by the Company. The Company’s matching contribution to the plan including the utilization of forfeitures was approximately $165,000, $156,000, and $186,000, respectively, for fiscal 2004, 2003, and 2002. This matching represents an amount equal to 100% of the first 2% and 50% of the next 1% contributed by the employee.

Note 9 — Stock Options

      The Company accounts for its stock option plans using the intrinsic value method established by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. Accordingly, no compensation cost has been recognized in the Company’s financial statements for its stock based compensation plans. The Company complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation”, which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options using the fair value method of that statement.

      The Company’s 1995 Stock Option Plan provides for the grant of non-qualified and incentive stock options to officers and key employees at prices no less than the market price of the stock on the date of each grant. It also provides for a fixed annual grant of 2,000 non-qualified stock options to each non-employee director the day after each year’s annual meeting of shareholders. Through April 1, 2001, non-employee directors had been issued a total of 54,000 options which were canceled effective with the sale of the Adult Bedding and Bath division in July, 2001. During each of fiscal years 2004, 2003, and 2002, 14,000 non-qualified options were issued to non-employee directors. One-third of the non-qualified options become exercisable on each of the first three anniversaries of their issuances and the options expire on the fifth anniversary of their issuance.

      A total of 1,930,000 shares of common stock had been authorized for issuance under the plan until July 21, 2003 when the number authorized for issuance was amended to be 1,292,513. At March 28, 2004, 577,900 options were reserved for future issuance. The options outstanding at March 28, 2004 expire through November 7, 2013, have a weighted average remaining contractual life of 7.85 years, and include 288,159 options exercisable at March 28, 2004 with a weighted average exercise price of $0.96.

      Options outstanding prior to and through the fiscal year ended March 31, 2002 also included options issued under the Company’s 1976 Stock Option Plan, which was replaced by the 1995 Stock Option Plan. As of March 28, 2004, there were no options issued or outstanding under the 1976 Stock Option Plan.

      The following table summarizes stock option activity during each of the most recent three fiscal years:

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Weighted
	Number	Exercise Price	Average
	of Shares	per Share	Exercise Price

Options outstanding, April 1, 2001	1,336,961	$0.47 - 18.75	$6.37
Options granted	63,750	0.18 - 0.41	0.23
Options canceled	(1,142,611)	0.47-18.75	6.69

Options outstanding, March 31, 2002	258,100	0.18-17.50	3.42
Options granted	328,000	0.71	0.71
Options canceled	(61,550)	0.18-17.50	7.18

Options outstanding, March 30, 2003	524,550	0.18-8.06	1.28
Options granted	174,750	0.65	0.65
Options exercised	2,500	0.18	0.18
Options canceled	118,900	0.18-8.06	2.73

Options outstanding, March 28, 2004	577,900	$0.18-2.31	$0.95

      The following table summarizes information about stock options outstanding and exercisable at March 28, 2004 by range of exercise price:

		Weighted Avg.	Weighted Avg.		Weighted Avg.
	Number of	Remaining	Exercise Price	Number of	Exercise Price
Range of	Options	Contractual	Of Options	Shares	of Shares
Exercise Prices	Outstanding	Life	Outstanding	Exercisable	Exercisable

$0.18 — $0.41	47,000	5.94 years	$0.25	42,338	$0.23
0.65	164,750	9.19 years	0.65	—	—
0.71	246,250	8.13 years	0.71	125,921	0.71
1.06 — 2.31	119,900	6.16 years	1.47	119,900	1.47

	577,900			288,159

      Option holders may pay the option price of options exercised by surrendering to the Company shares of the Company’s stock that the option holder has owned for at least six months prior to the date of such exercise. Option holders may also satisfy their required income tax withholding obligations upon the exercise of options by requesting the Company to withhold the number of otherwise issuable shares with a market value equal to such tax withholding obligation.

Note 10 — Major Customers

      The table below indicates customers representing more than 10% of sales.

	Fiscal Year

	2004	2003	2002

Toys R Us	36%	31%	26%
Wal-Mart Stores, Inc.	27%	30%	22%
Target Corporation	12%	10%	*

*	Less than 10%.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Commitments and Contingencies

      The following table summarizes the maturity or expiration dates of mandatory financial obligations and commitments for the following periods.

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(in thousands)
Contractual Obligations
Long-Term Debt Obligations	$34,036	$2,000	$7,495	$24,541	$—
Capital Lease Obligations	54	14	36	4	—
Operating Lease Obligations	3,080	1,373	1,637	70	—
Purchase Obligations	755	732	23	1	—
Minimum Royalty Obligations	3,513	3,277	236	—	—

Total Contractual Obligations	$41,438	$7,396	$9,427	$24,616	$—

      Total rent expense was $1.7 million, $1.6 million, and $2.3 million for the years ended March 28, 2004, March 30, 2003, and March 31, 2002, respectively.

      Total royalty expense, net of royalty income, was $5.7 million, $6.5 million, and $7.5 million, for fiscal 2004, 2003, and 2002, respectively.

Note 12 — Segment and Related Information

      The Company’s principal segments include 1) adult home furnishing and juvenile products and 2) infant products. The adult home furnishing and juvenile products segment consists of bedroom and bath products (adult comforters, sheets and towels), throws and juvenile products (primarily Pillow Buddies®). The infant products segment consists of infant bedding, bibs, and infant soft goods. The Company tracks revenues and operating profit information for these two business segments. After the sale of the Adult Bedding and Bath division in July, 2001, the Company is primarily in the infant products segment.

      The Company’s manufacturing and distribution operations were also divided into adult home furnishing and juvenile and infant products. The Company’s facilities in North Carolina (sold July, 2001) and Kentucky support adult home furnishing and juvenile products. The Company’s facilities in Louisiana, California and Mexico support infant products. Assets, capital expenditures, depreciation and amortization are tracked for adult home furnishing and juvenile products as a whole and for infant products.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial information attributable to the Company’s business segments for the years ended March 28, 2004, March 30, 2003, and March 31, 2002, is as follows (in thousands):

	2004	2003	2002

Net sales:
Adult home furnishing products	$2,377	$2,557	$23,227
Infant & juvenile products	83,850	92,178	94,364

	$86,227	$94,735	$117,591

Income (loss) from operations:
Adult home furnishing products	$(102)	$(109)	$(3,075)
Infant & juvenile products	7,538	7,057	8,097

	$7,436	$6,948	$5,022

Assets:
Adult home furnishing products	$1,803	$2,013	$3,183
Infant & juvenile products	56,584	55,913	57,017

	$58,387	$57,926	$60,200

Capital expenditures:
Adult home furnishing products	$9	$1	$—
Infant & juvenile products	413	396	309

	$422	$397	$309

Depreciation and amortization:
Adult home furnishing products	$63	$65	$195
Infant & juvenile products	468	659	1,830

	$531	$724	$2,025

      The key features used by decision makers are the level of operating income relative to revenues and assets. In addition, EBITDA is used as a key management tool.

      Revenues for individual product groups within these business segments are summarized below.

	2004	2003	2002

Bedding & bath products	$—	$—	$19,937
Throws	2,377	2,557	3,192
Infant and juvenile products	83,850	92,178	94,463

	$86,227	$94,735	$117,592

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Selected Quarterly Financial Information

UNAUDITED QUARTERLY FINANCIAL INFORMATION

in thousands, except per share amounts

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal Year ended March 28, 2004:
Net sales	$18,465	$22,001	$20,717	$25,044
Gross profit	4,161	4,872	4,489	6,072
Net income (loss)	(114)	924	719	1,574
Basic net income (loss) per share	(0.01)	0.10	0.08	0.17
Diluted net income (loss) per share	(0.01)	0.04	0.03	0.07
Fiscal Year ended March 30, 2003:
Net sales	$17,928	$28,399	$21,636	$26,772
Gross profit	3,619	6,768	4,613	6,420
Net income (loss) (1)	(693)	2,079	(991)	2,092
Basic net income (loss) per share	(0.07)	0.22	(0.11)	0.22
Diluted net income (loss) per share	(0.07)	0.09	(0.11)	0.10

(1)	In the third quarter of fiscal year 2003, the Company recorded a restructuring charge of $1.8 million related to the closure of one of the Company’s subsidiaries as discussed in Note 4, Restructuring Charge.