Form 10-K/A
period 2004-03-28
CROWN CRAFTS INC
filed 2004-06-29
CIK 25895

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/ A

Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission file no. 1-7604

Crown Crafts, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-0678148
(State of Incorporation)	(I.R.S. Employer Identification No.)
916 S. Burnside Ave. Gonzales, Louisiana (Address of principal executive offices)	70737 (Zip Code)

Registrant’s telephone number, including area code:

(225) 647-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered

Common Stock, $0.01 par value	OTC Bulletin Board
Common Share Purchase Rights	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

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

Explanatory Note

      This Report on Form 10-K/ A amends and restates in its entirety Item 1 of the Annual Report on Form 10-K of Crown Crafts, Inc. (the “Company”) for the fiscal year ended March 28, 2004. Item 1 has been amended and restated to correct the Company’s fiscal year-end as referenced under the caption “Order Backlog”.

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

Order Backlog

      Management estimates the backlog of unfilled customer orders were $4.4 million and $3.4 million at March 28, 2004 and March 30, 2003, respectively. The majority of these unfilled orders are shipped within approximately eight weeks, and none are expected to be shipped beyond the completion of the fiscal year ending April 3, 2005. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlogs are a meaningful indicator of future business.

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

CROWN CRAFTS, INC.

Date: June 28, 2004	By:	/s/ E. RANDALL CHESTNUT E. Randall Chestnut Chairman of the Board, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer
32.1	Section 1350 Certification by the Company’s Chief Executive Officer
32.2	Section 1350 Certification by the Company’s Chief Financial Officer