Form 10-Q
period 2004-06-27
CROWN CRAFTS INC
filed 2004-08-11
CIK 25895

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ X ] No [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

     The number of shares of common stock, $0.01 par value, of the Registrant outstanding as of June 27, 2004 was 9,504,937.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 27, 2004 and March 28, 2004
(dollar amounts in thousands, except share and per share amounts)

	June 27, 2004	March 28, 2004*
ASSETS
Current assets:
Cash and cash equivalents	$2,137	$7
Accounts receivable, net of allowances of $2,329 at June 27, 2004 and $2,058 at March 28, 2004
Due from factor	8,737	16,259
Other	978	962
Inventories, net	19,199	14,394
Prepaid expense	1,341	1,622
Other current assets	187	94

Total current assets	32,579	33,338
Property, plant and equipment — at cost:
Land, buildings and improvements	1,803	1,803
Machinery and equipment	2,824	2,802
Furniture and fixtures	666	664

	5,293	5,269
Less accumulated depreciation	3,554	3,435

Property, plant and equipment — net	1,739	1,834
Other assets:
Goodwill, net	22,974	22,974
Other	251	241

Total other assets	23,225	23,215

Total Assets	$57,543	$58,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,130	$5,117
Accrued wages and benefits	1,359	1,408
Accrued royalties	1,221	1,274
Other accrued liabilities	871	688
Current maturities of long-term debt	3,016	3,016

Total current liabilities	12,597	11,503
Non-current liabilities:
Long-term debt	26,611	28,447

Total non-current liabilities	26,611	28,447
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock — par value $0.01 per share, 74,000,000 shares authorized, 9,505,000 shares outstanding	95	95
Additional paid-in capital	38,244	38,244
Accumulated deficit	(20,004)	(19,902)

Total shareholders’ equity	18,335	18,437

Total Liabilities and Shareholders’ Equity	$57,543	$58,387

*	The Consolidated Balance Sheet at March 28, 2004 has been derived from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
For the Three-Month Periods Ended June 27, 2004 and June 29, 2003
(amounts in thousands, except per share amounts)

	June 27,	June 29,
	2004	2003
Net sales	$16,908	$18,465
Cost of products sold	13,434	14,304

Gross profit	3,474	4,161
Marketing and administrative expenses	2,622	3,161

Income from operations	852	1,000
Other income (expense):
Interest expense	(946)	(1,035)
Other — net	16	1

(Loss) before income taxes	(78)	(34)
Income tax expense	24	80

Net (loss)	(102)	(114)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	6

Comprehensive (loss)	$(102)	$(108)

Basic (loss) per share	$(0.01)	$(0.01)

Diluted (loss) per share	$(0.01)	$(0.01)

Weighted average shares outstanding — basic	9,505	9,427

Weighted average shares outstanding — diluted	9,505	9,427

See notes to unaudited consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended June 27, 2004 and June 29, 2003
(amounts in thousands)

	June 27,	June 29,
	2004	2003
Operating activities:
Net (loss)	$(102)	$(114)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation of property, plant and equipment	137	145
Discount accretion	163	144
Changes in assets and liabilities
Accounts receivable	7,506	3,739
Inventories, net	(4,805)	(3,211)
Other current assets	188	(40)
Other assets	(10)	(11)
Accounts payable	1,013	400
Accrued liabilities	81	162

Net cash provided by operating activities	4,171	1,214

Investing activities:
Capital expenditures	(45)	(35)
Proceeds from disposition of assets	3	240
Other	—	7

Net cash (used in) provided by investing activities	(42)	212

Financing activities:
Payment of long-term borrowing	(3,945)	(10,111)
Long-term borrowing	1,946	8,530
Issuance of common stock	—	61

Net cash used in financing activities	(1,999)	(1,520)

Net increase (decrease) in cash and cash equivalents	2,130	(94)
Cash and cash equivalents at beginning of year	7	194

Cash and cash equivalents at end of year	$2,137	$100

Supplemental cash flow information:
Income taxes (refunded)	$(2)	$(21)
Interest paid	685	770

See notes to unaudited consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE THREE MONTH PERIODS ENDED JUNE 27, 2004 AND JUNE 29, 2003

1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of June 27, 2004 and the results of its operations and cash flows for the three-month periods ended June 27, 2004 and June 29, 2003. Such adjustments include normal recurring accruals. Operating results for the three-month period ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending April 3, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended March 28, 2004 of the Company.

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

Goodwill, net: In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the use of the pooling-of-interests method. The application of SFAS 141 did not affect any of the Company’s previously reported amounts included in goodwill or other intangible assets. SFAS 142 requires that the amortization of goodwill cease prospectively upon adoption and that instead the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 142 was effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on April 1, 2002. Beginning in fiscal 2003, the Company discontinued amortizing goodwill but continues to amortize other long-lived intangible assets. The Company performed fair value based impairment tests on its goodwill in accordance with SFAS 142 and determined that the fair value exceeded the recorded value at March 31, 2003 and March 29, 2004.

Stock Options: The Company accounts for its stock option plans using the intrinsic value method established by APB Opinion 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation cost has been recognized in the Company’s financial statements for its stock-based compensation plans. The Company complies with the disclosure requirements of SFAS 123, Accounting for Stock Based-Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options using the fair value method of that statement.

For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the method under SFAS 123, the Company’s net earnings and earnings per share would have been as indicated below:

	June 27, 2004	June 29, 2003
Net (loss), as reported	$(102)	$(114)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9)	(10)

Pro forma net (loss)	$(111)	$(124)

(Loss) per share:
Basic — as reported	$(0.01)	$(0.01)

Basic — pro forma	$(0.01)	$(0.01)

Diluted — as reported	$(0.01)	$(0.01)

Diluted — pro forma	$(0.01)	$(0.01)

2.	Segment and Related Information: The Company’s principal segments include adult home furnishing products, consisting primarily of hand-woven throws, and infant and juvenile products, consisting of infant bedding, bibs, soft goods and juvenile products (primarily Pillow Buddies®). Financial information attributable to the Company’s business segments for the three-month periods ended June 27, 2004 and June 29, 2003 was as follows (in thousands):

	Three Months Ended
	June 27,	June 29,
Net sales:	2004	2003
Adult home furnishing products	$360	$416
Infant & juvenile products	16,548	18,049

	$16,908	$18,465

Income (loss) from operations:
Adult home furnishing products	$(66)	$(71)
Infant & juvenile products	918	1,071

	$852	$1,000

3.	Inventory: Major classes of inventory were as follows (in thousands):

	June 27, 2004	March 28, 2004
Raw Materials	$996	$1,116
Work in Process	869	1,028
Finished Goods	17,334	12,250

	$19,199	$14,394

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.7 million and $1.0 million at June 27, 2004 and March 28, 2004, respectively.

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

Notes Payable and Other Credit Facilities: At June 27, 2004 and March 28, 2004, long-term debt consisted of:

	June 27,	March 28,
	2004	2004
Promissory notes	$23,550	$24,054
Floating rate revolving credit facilities	—	1,495
Non-interest bearing notes	8,541	8,541
Original issue discount	(2,464)	(2,627)

	29,627	31,463
Less current maturities	3,016	3,016

	$26,611	$28,447

At June 27, 2004, the Company’s credit facilities included the following:

Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (5.00% at June 27, 2004) for base rate borrowings and LIBOR plus 2.75% (4.08% at June 27, 2004) for Euro-dollar borrowings. The maturity date is June 30, 2005. The facility is secured by a first lien on all assets. There was no balance at June 27, 2004. The Company had $11.1 million available at June 27, 2004. As of June 27, 2004, letters of credit of $1.325 million were outstanding against the $3 million sub-limit for letters of credit associated with the revolving credit facility.

Senior Notes of $7.5 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. On September 30, 2003, the Company made a payment to the lenders of $1.3 million related to excess cash flow. The Company anticipates that it will make another excess cash flow payment of $1.3 million on September 30, 2004.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007. The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $2.5 million is included in the Consolidated Balance Sheet as of June 27, 2004.

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

Minimum annual maturities are as follows: (in thousands)

Fiscal	Revolver	Senior Notes	Sub Notes		PIK Notes	Total
2005	$—	$3,000	$—		$—	$3,000
2006	—	2,000	—		—	2,000
2007	—	2,500	—		—	2,500
2008	—	—	24,000	*	541	24,541

Total	$—	$7,500	$24,000		$541	$32,041

*	Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

As part of its refinancing in July 2001, the Company issued to its lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire six years from their date of issuance. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid-in capital in the second quarter of fiscal 2002.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates indirectly through its subsidiaries, Crown Crafts Infant Products, Inc., Hamco, Inc. and Churchill Weavers, Inc., primarily in the Infant and Juvenile Products segments within the Consumer Products industry. The Company’s offices are located in Huntington Beach and Compton, California; Gonzales, Louisiana; Berea, Kentucky and Rogers, Arkansas.

The Infant and Juvenile Products segments consist of bedding, bibs, soft goods, Pillow Buddies® and accessories. The infant and juvenile products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers’ private labels. The products are produced primarily by foreign contract manufacturers, then warehoused and shipped from facilities in Compton, California and Gonzales, Louisiana. Sales are generally made directly to retailers, primarily mass merchants, large chain stores and gift stores.

The Company also produces hand-woven adult throws, adult scarves and infant blankets. Sales are generally made to major department stores, specialty shops and designer showrooms.

The infant and juvenile consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers and believes that it is the largest producer of infant bed coverings and bibs, enjoying approximately one-third of the infant bedding market share and one-half of the infant bib market share within these segments. The Company competes on the basis of quality, design, price, service and packaging.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 27, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 29, 2003

Total net sales for the first quarter of fiscal year 2005 decreased by $1.6 million, or 8.4%, to $16.9 million from $18.5 million for the first quarter of fiscal year 2004. Net sales of throws decreased $56,000, or 13.5%, to $360,000. Net sales of infant and juvenile products decreased by $1.5 million, or 8.3%, to $16.5 million primarily as a result of a decrease in top line sales volume resulting from the direct to retail shift of the Company’s Classic Pooh license and a decrease in bib, bath and bedding sales, as customers reduced their buying in anticipation of new programs.

During the first quarter of fiscal year 2005, cost of sales increased to 79.5% of net sales from 77.5% for the same period in fiscal year 2004 due primarily to a shift from sales of higher margin blankets and NoJo and Classis Pooh brands to sales of a greater volume of lower margin merchandise.

Marketing and administrative expenses decreased by $539,000, or 17.0%, in the first quarter of fiscal year 2005 compared to the same quarter in the prior year and were 15.5% of net sales for such quarter compared to 17.1% for the corresponding quarter of the prior year. These expenses were greater in the prior year primarily because of legal fees associated with the reincorporation of the Company in Delaware and the closure of the Company’s Mexican production facility, both of which occurred in fiscal year 2004.

Interest expense for the first quarter of fiscal year 2005 decreased by $89,000 compared to the first quarter of fiscal year 2004 because of a lower average debt balance. Long-term debt was $26.6 million at June 27, 2004 compared to $29.5 million at June 29, 2003. Included in the balance in the prior fiscal year was revolving credit of $721,000, whereas there was no revolving credit balance outstanding at June 27, 2004.

Income tax expense for the quarter ended June 27, 2004 includes an expense for state and local income taxes of $24,000. Income tax expense for the quarter ended June 29, 2003 included a provision for federal alternative minimum taxes and state and local income taxes of $80,000. The Company has net operating loss carryforwards of $14.6 million which begin to expire in 2021.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.2 million for the first quarter of fiscal year 2005 compared to net cash provided by operating activities of $1.2 million for the first quarter of fiscal year 2004. The increase in cash provided by operating activities was primarily due to changes in inventory and receivable balances. Net cash used in investing activities was $0.1 million in the first quarter of fiscal year 2005 compared to net cash provided by investing activities of $0.2 million in the prior year period. The decrease in cash provided by investing activities was due in large part to net proceeds from the sale of assets disposed of in connection with the closure of the Company’s Mexican production facility in the prior fiscal year of $240,000. Net cash used in financing activities was $2.0 million compared to net cash used in financing activities of $1.5 million in the prior year period. The increase in cash used in financing activities was due to a higher net payment of long-term debt in the current fiscal year as compared to the prior fiscal year.

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

To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2005, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime minus 0.5% (3.50% at June 27, 2004), until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was no balance outstanding at June 27, 2004 and a balance outstanding of $1.5 million at March 28, 2004. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $15,000 at the debt level of March 28, 2004. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton, which is a principal raw material in a substantial number of the Company’s products. Additionally, the Company’s top three customers represent 78% of gross sales, and 39% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

ITEM 4 — CONTROLS AND PROCEDURES

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

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer
32.1	Section 1350 Certification by the Company’s Chief Executive Officer
32.2	Section 1350 Certification by the Company’s Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarter ended June 27, 2004:

(1)	The Company’s Current Report on Form 8-K filed with the SEC on June 16, 2004, setting forth under Item 12 of such report a press release discussing the Company’s financial results for the fourth quarter and fiscal year 2004, both of which ended March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.
Date: August 11, 2004	/s/ Amy Vidrine Samson
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