Form 10-Q
period 2004-09-26
CROWN CRAFTS INC
filed 2004-11-10
CIK 25895

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Yes    (X)    No    (   )

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    (   )   No    (X)

The number of shares of common stock, $0.01 par value, of the Registrant outstanding as of September 26, 2004 was 9,504,937.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 26, 2004 and March 28, 2004
(UNAUDITED)
(dollar amounts in thousands, except share and per share amounts)

	September 26, 2004	March 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$108	$7
Accounts receivable, net of allowances of $3,321 at September 26, 2004 and $2,058 at March 28, 2004
Due from factor	10,341	16,259
Other	1,419	962
Inventories, net	19,028	14,394
Prepaid expense	1,010	1,622
Other current assets	108	94

Total current assets	32,014	33,338
Property, plant and equipment — at cost:
Land, buildings and improvements	1,803	1,803
Machinery and equipment	2,866	2,802
Furniture and fixtures	666	664

	5,335	5,269
Less accumulated depreciation	3,662	3,435

Property, plant and equipment — net	1,673	1,834
Other assets:
Goodwill, net	22,974	22,974
Other	244	241

Total other assets	23,218	23,215

Total Assets	$56,905	$58,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,850	$5,117
Accrued wages and benefits	839	1,408
Accrued royalties	1,737	1,274
Other accrued liabilities	741	688
Current maturities of long-term debt	3,017	3,016

Total current liabilities	11,184	11,503
Non-current liabilities:
Long-term debt	26,543	28,447

Total non-current liabilities	26,543	28,447
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock — par value $0.01 per share, 74,000,000 shares authorized, 9,505,000 shares outstanding	95	95
Additional paid-in capital	38,244	38,244
Accumulated deficit	(19,161)	(19,902)

Total shareholders’ equity	19,178	18,437

Total Liabilities and Shareholders’ Equity	$56,905	$58,387

See notes to unaudited consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three and Six-Month Periods Ended September 26, 2004 and September 28, 2003
(UNAUDITED)
(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net sales	$23,025	$22,001	$39,933	$40,466
Cost of products sold	18,386	17,129	31,820	31,433

Gross profit	4,639	4,872	8,113	9,033
Marketing and administrative expenses	2,760	2,826	5,383	5,987

Income from operations	1,879	2,046	2,730	3,046
Other income (expense):
Interest expense	(937)	(1,029)	(1,882)	(2,064)
Other — net	(10)	(5)	5	(4)

Income before income taxes	932	1,012	853	978
Income tax expense	88	88	112	168

Net income	844	924	741	810

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	6

Comprehensive income	$844	$924	$741	$816

Basic income per share	$0.09	$0.10	$0.08	$0.09

Diluted income per share	$0.04	$0.04	$0.03	$0.04

Weighted average shares outstanding — basic	9,505	9,505	9,505	9,466

Weighted average shares outstanding — diluted	22,260	22,872	22,250	22,562

See notes to unaudited consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended September 26, 2004 and September 28, 2003
(UNAUDITED)
(amounts in thousands)

	September 26,	September 28,
	2004	2003
Operating activities:
Net income	$741	$810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	250	273
(Gain) loss on sale of property, plant, and equipment	(2)	7
Discount accretion	331	293
Changes in assets and liabilities
Accounts receivable	5,461	1,617
Inventories, net	(4,634)	(1,868)
Other current assets	598	148
Other assets	(3)	2
Accounts payable	(267)	(899)
Accrued liabilities	215	(103)

Net cash provided by operating activities	2,690	280

Investing activities:
Capital expenditures	(93)	(165)
Proceeds from disposition of assets	6	271
Other	—	6

Net cash (used in) provided by investing activities	(87)	112

Financing activities:
Payment of long-term borrowing	(10,642)	(19,004)
Long-term borrowing	8,140	18,416
Issuance of common stock	—	61

Net cash used in financing activities	(2,502)	(527)

Net increase (decrease) in cash and cash equivalents	101	(135)
Cash and cash equivalents at beginning of period	7	194

Cash and cash equivalents at end of period	$108	$59

Supplemental cash flow information:
Income taxes paid	$—	$1
Interest paid	1,335	1,522
Accrued interest converted to long-term debt	268	268

See notes to unaudited consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 26, 2004 AND SEPTEMBER 28, 2003

1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of September 26, 2004 and the results of its operations and cash flows for the periods presented. Such adjustments include normal recurring accruals. Operating results for the three and six-month periods ended September 26, 2004 are not necessarily indicative of the results that may be expected for the year ending April 3, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended March 28, 2004 of the Company.

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

Stock Options: The Company accounts for its stock option plans using the intrinsic value method established by APB Opinion 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation cost has been recognized in the Company’s financial statements for its stock-based compensation plans. The Company complies with the disclosure requirements of SFAS 123, Accounting for Stock Based-Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options using the fair value method of that statement.

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

	Three months ended		Six months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income, as reported	$844	$924	$741	$810
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9)	(5)	(18)	(15)

Pro forma net income	$835	$919	$723	$795

Income per share:
Basic — as reported	$0.09	$0.10	$0.08	$0.09

Basic — pro forma	$0.09	$0.10	$0.08	$0.08

Diluted — as reported	$0.04	$0.04	$0.03	$0.04

Diluted — pro forma	$0.04	$0.04	$0.03	$0.04

2.	Segment and Related Information: The Company operates primarily in one principal segment, infant and juvenile products. These products consist of infant bedding, bibs, soft goods and juvenile products (primarily Pillow Buddies®).

3.	Inventory: Major classes of inventory were as follows (in thousands):

	September 26, 2004	March 28, 2004
Raw Materials	$882	$1,116
Work in Process	177	1,028
Finished Goods	17,969	12,250

	$19,028	$14,394

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.6 million and $1.0 million at September 26, 2004 and March 28, 2004, respectively.

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

Notes Payable and Other Credit Facilities: At September 26, 2004 and March 28, 2004, long-term debt consisted of:

	September 26,	March 28,
	2004	2004
Promissory notes	$23,046	$24,054
Floating rate revolving credit facilities	—	1,495
Non-interest bearing notes	8,810	8,541
Original issue discount	(2,296)	(2,627)

	29,560	31,463
Less current maturities	3,017	3,016

	$26,543	$28,447

At September 26, 2004, the Company’s credit facilities included the following:

Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (5.75% at September 26, 2004) for base rate borrowings and LIBOR plus 2.75% (4.59% at September 26, 2004) for Euro-dollar borrowings. The maturity date is June 30, 2005. The facility is secured by a first lien on all assets. There was no balance at September 26, 2004. The Company had $12.9 million available at September 26, 2004. As of September 26, 2004, letters of credit of $1.325 million were outstanding against the $3 million sub-limit for letters of credit associated with the revolving credit facility.

Senior Notes of $7.0 million with a fixed interest rate of 10% plus additional interest of 3% contingent upon cash flow availability. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. On each of September 30, 2003 and September 30, 2004, the Company made payments to the lenders of $1.3 million related to excess cash flow.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of promissory notes due July 23, 2007 (PIK Notes). The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $2.3 million is included in the Consolidated Balance Sheet as of September 26, 2004.

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

Minimum annual maturities are as follows: (in thousands)

Fiscal	Revolver	Senior Notes	Sub Notes		PIK Notes	Total
2005	$—	$2,500	$—		$—	$2,500
2006	—	2,000	—		—	2,000
2007	—	2,500	—		—	2,500
2008	—	—	24,000	*	810	24,810

Total	$—	$7,000	$24,000		$810	$31,810

*	Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

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

The infant and juvenile consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers and believes that it is the largest producer of infant bed coverings and bibs, enjoying approximately one-third of the infant bedding market and one-half of the infant bib market within these segments. The Company competes on the basis of quality, design, price, service and packaging.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 26, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 28, 2003

Total net sales for the second quarter of fiscal year 2005 increased by $1.0 million, or 4.7%, to $23.0 million from $22.0 million for the second quarter of fiscal year 2004. This increase is primarily attributable to shipments of modular bedding placements having been made earlier than in the prior year. The increase in bedding sales is offset to a degree by decreased bath shipments as a result of the loss of a bath program. In addition, the transition of the Classic Pooh license to direct-to-retail has had a deflationary effect on sales. Although replacement programs and the direct-to-retail program have been awarded to the Company, the average selling price per unit was lower than in the prior year because of market changes in anticipation of the removal of quotas from several of the Company’s bedding products, which will be effective in January 2005.

During the second quarter of fiscal year 2005, cost of sales increased to 79.9% of net sales from 77.9% for the same period in fiscal year 2004. The lower gross margin is due to the decrease in the average selling price per unit as previously discussed. The lower margins are also a direct result of pricing pressures from customers coupled with demand for enhanced products.

Marketing and administrative expenses decreased by $66,000, or 2.3%, in the second quarter of fiscal year 2005 compared to the same quarter in the prior year and were 12.0% of net sales for such quarter compared to 12.9% of net sales for the corresponding quarter of the prior year. These expenses were greater in the prior year primarily because of legal fees associated with the reincorporation of the Company in Delaware, which was completed in fiscal year 2004.

Interest expense for the second quarter of fiscal year 2005 decreased by $92,000 compared to the second quarter of fiscal year 2004 because of the Company’s lower average debt balance. Long-term debt was $26.5 million at September 26, 2004 compared to $30.9 million at September 28, 2003. Included in the balance in the prior fiscal year was revolving credit of $2.2 million, whereas there was no revolving credit balance outstanding at September 26, 2004.

Income tax expense for the quarter ended September 26, 2004 includes an expense for state and local income taxes of $88,000. Income tax expense for the quarter ended September 28, 2003 included a provision for federal alternative minimum taxes of $18,000 and state and local income taxes of $70,000. The Company has net operating loss carryforwards of $14.6 million that begin to expire in 2021.

SIX-MONTH PERIOD ENDED SEPTEMBER 26, 2004 COMPARED TO THE SIX-MONTH PERIOD ENDED SEPTEMBER 28, 2003

Total net sales for the first six months of fiscal year 2005 decreased by $0.5 million, or 1.32%, to $39.9 million from $40.5 million for the same period of fiscal year 2004 as a result of a decrease in bib and bath sales of $1.7 million, which was offset in part by an increase in bedding sales of $1.2 million. As previously discussed, the increased bedding sales resulted from additional and new modular placement shipments having been made earlier than in the prior year. The decrease in bath sales is due to the loss of a bath program at a major customer, and the decrease in bib sales is due to inconsistent buying patterns from another major customer.

During the first six months of fiscal year 2005, cost of sales increased to 79.7% of net sales from 77.7% for the same period in fiscal year 2004 primarily as a result of a shift from sales of higher margin blankets and NoJo and Classic Pooh brands to sales of a greater volume of lower margin merchandise. A lower margins are a direct result of pricing pressures from customers coupled with demand for enhanced products and market reaction to the removal of quotas from certain products effective in January 2005.

Marketing and administrative expenses decreased by $604,000, or 10.1%, for the first six months of fiscal year 2005 compared to the same period in the prior year and were 13.5% of net sales for such period compared to 14.8% of net sales for the corresponding period of the prior year. These expenses were greater in the prior year primarily because of legal fees associated with the reincorporation of the Company in Delaware and the closing of the Company’s Mexican production facility, both of which were completed in fiscal year 2004.

Interest expense for the first six months of fiscal year 2005 decreased by $182,000 compared to the first six months of fiscal year 2004 because of the Company’s lower average debt balance. Long-term debt was $26.5 million at September 26, 2004 compared to $30.9 million at September 28, 2003. Included in the balance in the prior fiscal year was revolving credit of $2.2 million, whereas there was no revolving credit balance outstanding at September 26, 2004.

Income tax expense for the six months ended September 26, 2004 includes an expense for state and local income taxes of $112,000. Income tax expense for the six months ended September 28, 2003 included a provision for federal alternative minimum taxes of $31,000 and state and local income taxes of $137,000. The Company has net operating loss carryforwards of $14.6 million that begin to expire in 2021.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.7 million for the first six months of fiscal year 2005 compared to net cash provided by operating activities of $280,000 for the first six months of fiscal year 2004. The increase in cash provided by operating activities was primarily due to changes in inventory and receivable balances. Net cash used in investing activities was $0.1 million in the first six months of fiscal year 2005 compared to net cash provided by investing activities of $0.1 million in the prior year period. The decrease in cash provided by investing activities was due in large part to net proceeds of $240,000 from the sale of assets disposed of in connection with the closing of the Company’s Mexican production facility in the prior fiscal year. Net cash used in financing activities was $2.5 million compared to net cash used in financing activities of $0.5 million in the prior year period. The increase in cash used in financing activities was due to a higher net payment of long-term debt in the current fiscal year as compared to the prior fiscal year.

The Company’s ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. If the Company is unable to improve its gross margins, then the Company’s ability to comply with its debt covenants in the future may become impaired.

To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2005, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime minus 0.5% (4.25% at September 26, 2004), until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, changing competition, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations and unstable foreign currency exchanges, the Company’s ability to successfully implement new information technologies and the Company’s dependence upon licenses from third parties.

ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was no balance outstanding at September 26, 2004 and a balance outstanding of $1.5 million at March 28, 2004. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $15,000 at the debt level of March 28, 2004. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 76% of gross sales, and 43% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such legal proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3 — Defaults Upon Senior Securities

     None

Item 4 — Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on August 10, 2004 at the Company’s corporate headquarters in Gonzales, Louisiana. The proposals set forth below were voted on at the meeting with the following results:

1.	Election of three members to the board of directors to hold office for a three-year term. The results were as follows:

Director Nominee	For	Authority Withheld
E. Randall Chestnut	7,066,335	1,982,310
William T. Deyo	5,631,003	3,417,642
Steven E. Fox	7,007,067	2,041,578

2.	Ratification of appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending April 3, 2005. The results were as follows:

For	7,070,626
Against	1,975,605
Abstain	2,414

3.	Transaction of such other business as may properly come before the annual meeting or any adjournments or postponements thereof. The results were as follows:

For	7,008,999
Against	2,015,988
Abstain	23,658

     Each of the foregoing proposals was set forth and described in the Notice of Annual Meeting and Proxy Statement of the Company dated July 13, 2004.

Item 5 — Other Information

     None

Item 6 — Exhibits

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

CROWN CRAFTS, INC.
Date: November 10, 2004	/s/ Amy Vidrine Samson
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