Form 10-Q
period 2004-12-26
CROWN CRAFTS INC
filed 2005-02-09
CIK 25895

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

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

Yes ☐ No  ☑

      The number of shares of common stock, $0.01 par value, of the Registrant outstanding as of December 26, 2004 was 9,504,937.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 26, 2004 and March 28, 2004
(UNAUDITED)
(dollar amounts in thousands, except share and per share amounts)

	December 26, 2004	March 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$66	$7
Accounts receivable, net of allowances of $4,335 at December 26, 2004 and $2,058 at March 28, 2004
Due from factor	10,746	16,259
Other	1,234	962
Inventories, net	18,240	14,394
Prepaid expense	2,160	1,622
Other current assets	50	94

Total current assets	32,496	33,338
Property, plant and equipment — at cost:
Land, buildings and improvements	1,803	1,803
Machinery and equipment	2,888	2,802
Furniture and fixtures	672	664

	5,363	5,269
Less accumulated depreciation	3,765	3,435
Property, plant and equipment — net	1,598	1,834
Other assets:
Goodwill, net	22,974	22,974
Other	214	241

Total other assets	23,188	23,215

Total Assets	$57,282	$58,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,201	$5,117
Accrued wages and benefits	742	1,408
Accrued royalties	1,335	1,274
Other accrued liabilities	514	688
Current maturities of long-term debt	4,184	3,016

Total current liabilities	11,976	11,503
Non-current liabilities:
Long-term debt	25,211	28,447

Total non-current liabilities	25,211	28,447

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock — par value $0.01 per share, 74,000,000 shares authorized, 9,505,000 shares outstanding	95	95
Additional paid-in capital	38,244	38,244
Accumulated deficit	(18,244)	(19,902)

Total shareholders’ equity	20,095	18,437

Total Liabilities and Shareholders’ Equity	$57,282	$58,387

See notes to unaudited consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three and Nine-Month Periods Ended December 26, 2004 and December 28, 2003
(UNAUDITED)
(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
Net sales	$20,664	$20,717	$60,597	$61,183
Cost of products sold	16,262	16,228	48,083	47,661

Gross profit	4,402	4,489	12,514	13,522
Marketing and administrative expenses	2,706	2,882	8,089	8,868

Income from operations	1,696	1,607	4,425	4,654
Other income (expense):
Interest expense	(932)	(986)	(2,814)	(3,049)
Other — net	83	5	88	—

Income before income taxes	847	626	1,699	1,605
Income tax expense (benefit)	(71)	(93)	41	75

Net income	918	719	1,658	1,530

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	19	—	25

Comprehensive income	$918	$738	$1,658	$1,555

Basic income per share	$0.10	$0.08	$0.17	$0.16

Diluted income per share	$0.04	$0.03	$0.08	$0.07

Weighted average shares outstanding — basic	9,505	9,505	9,505	9,479

Weighted average shares outstanding — diluted	21,154	22,182	21,935	22,443

See notes to unaudited consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended December 26, 2004 and December 28, 2003
(UNAUDITED)
(amounts in thousands)

	December 26,	December 28,
	2004	2003
Operating activities:

Net income	$1,658	$1,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	354	398
(Gain) on sale of property, plant, and equipment	(2)	(3)
Discount accretion	503	447
Changes in assets and liabilities
Accounts receivable	5,241	5,452
Inventories, net	(3,846)	(406)
Other current assets	(494)	(138)
Other assets	27	(72)
Accounts payable	84	(1,119)
Accrued liabilities	(511)	(701)

Net cash provided by operating activities	3,014	5,388

Investing activities:
Capital expenditures	(122)	(319)
Proceeds from disposition of assets	6	282
Other	—	6

Net cash (used in) investing activities	(116)	(31)

Financing activities:
Payment of long-term borrowing	(23,471)	(30,793)
Long-term borrowing	20,632	26,483
Issuance of common stock	—	61

Net cash (used in) financing activities	(2,839)	(4,249)

Net increase in cash and cash equivalents	59	1,108
Cash and cash equivalents at beginning of period	7	194

Cash and cash equivalents at end of period	$66	$1,302

Supplemental cash flow information:

Income taxes paid	$16	$266
Interest paid	2,241	2,586
Accrued interest converted to long-term debt	268	268

See notes to unaudited consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 26, 2004 AND DECEMBER 28, 2003

1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of December 26, 2004 and the results of its operations and cash flows for the periods presented. Such adjustments include normal recurring accruals. Operating results for the three and nine-month periods ended December 26, 2004 are not necessarily indicative of the results that may be expected for the year ending April 3, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended March 28, 2004 of the Company.

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

Provision for Income Taxes: Since the Company has federal income tax net operating loss carryforwards the future benefits of which are largely offset by a valuation allowance, provisions for income taxes relate primarily to state and local income taxes.

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed upon deductions for items such as advertising and warehouse allowances and volume rebates. These deductions are recorded throughout the year commensurate with sales activity. Historically, funding occurs in the fourth quarter of the fiscal year causing the balance to be highest in the third quarter.

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

In December 2004, the FASB issued Statement 123R, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95 (SFAS 123R), which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and will be effective for public companies for interim or annual periods beginning after June 15, 2005. This Statement will eliminate the ability to account for stock-based compensation transactions using APB 25 and, generally, will require instead that such transactions be accounted for using a fair-value based method. The Company will be required to begin expensing stock options in the second quarter of fiscal year 2006.

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

	Three months ended		Nine months ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Net income, as reported	$918	$719	$1,658	$1,530

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5)	(8)	(23)	(21)

Pro forma net income	$913	$711	$1,635	$1,509

Income per share:
Basic — as reported	$0.10	$0.08	$0.17	$0.16

Basic — pro forma	$0.10	$0.07	$0.17	$0.16

Diluted — as reported	$0.04	$0.03	$0.08	$0.07

Diluted — pro forma	$0.04	$0.03	$0.07	$0.07

2.	Segment and Related Information: The Company operates primarily in one principal segment, infant and juvenile products. These products consist of infant bedding, bibs, soft goods and juvenile products (primarily Pillow Buddies®).

3.	Inventory: Major classes of inventory were as follows (in thousands):

	December 26, 2004	March 28, 2004
Raw Materials	$727	$1,116
Work in Process	168	1,028
Finished Goods	17,345	12,250

	$18,240	$14,394

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.7 million and $1.0 million at December 26, 2004 and March 28, 2004, respectively.

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

Notes Payable and Other Credit Facilities: At December 26, 2004 and March 28, 2004, long-term debt consisted of:

	December 26,	March 28,
	2004	2004
Promissory notes	$21,541	$24,054
Floating rate revolving credit facilities	1,167	1,495
Non-interest bearing notes	8,810	8,541
Original issue discount	(2,123)	(2,627)

	29,395	31,463
Less current maturities	4,184	3,016

	$25,211	$28,447

At December 26, 2004, the Company’s credit facilities included the following:

Revolving Credit of up to $19 million including a $3 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (6.25% at December 26, 2004) for base rate borrowings and LIBOR plus 2.75% (5.17% at December 26, 2004) for Euro-dollar borrowings. The maturity date is June 30, 2005. The facility is secured by a first lien on all assets. The balance at December 26, 2004 was $1.2 million. The Company had $12.1 million available at December 26, 2004. As of December 26, 2004, letters of credit of $1.325 million were outstanding against the $3 million sub-limit for letters of credit associated with the revolving credit facility.

Senior Notes of $5.5 million with a fixed interest rate of 10% plus additional interest of 3% contingent upon cash flow availability. The maturity date is June 30, 2006 and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. On each of September 30, 2003 and September 30, 2004, the Company made payments to the lenders of $1.3 million related to excess cash flow.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of promissory notes due July 23, 2007 (PIK Notes). The maturity date is July 23, 2007 and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing note at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $2.1 million is included in the Consolidated Balance Sheet as of December 26, 2004.

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

The Company also has an equipment lease which expires in May 2007. The balance outstanding was $41,000 as of December 26, 2004.

Minimum annual maturities are as follows: (in thousands)

		Senior	Sub		PIK
Fiscal	Revolver	Notes	Notes		Notes	Other	Total
2005	$—	$1,000	$—		$—	$3	$1,003
2006	1,167	2,000	—		—	17	3,184
2007	—	2,500	—		—	19	2,519
2008	—	—	24,000	*	810	2	24,812

Total	$1,167	$5,500	$24,000		$810	$41	$31,518

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED DECEMBER 26, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 28, 2003

Total net sales of $20.7 million for the third quarter of fiscal year 2005 were stable as compared to $20.7 million for the third quarter of fiscal year 2004. Increased bib sales were partially offset by decreased bath sales for a net increase of $248,000. This increase in bib sales was further offset by decreases in sales of bedding and luxury throws and blankets of $235,000 and $66,000, respectively. The increase in bib sales is primarily due to sales of a new license and increased modular replenishment, whereas the decrease in bath sales is due to the loss of a bath program at a major customer. The transition of the Company’s Classic Pooh license to direct-to-retail has had a deflationary effect on bedding sales. Although replacement programs and the direct-to-retail program were awarded to the Company, the Company’s average selling price per unit was lower in fiscal year 2005 than in the prior year because of market changes in anticipation of the removal of quotas from several of the Company’s bedding products, which was effective in January 2005. Sales of high-end luxury throws continue to be negatively impacted by a slow economy.

During the third quarter of fiscal year 2005, cost of sales were 78.7% of net sales as compared to 78.3% for the same period in fiscal year 2004. The slightly lower gross margin is due to the decrease in the average selling price per unit as previously discussed above.

Marketing and administrative expenses decreased by $176,000, or 6.1%, in the third quarter of fiscal year 2005 compared to the same quarter in the prior year and were 13.1% of net sales for such quarter compared to 13.9% of net sales for the corresponding quarter of the prior year. These expenses were greater in the prior year primarily because of legal fees associated with the reincorporation of the Company in Delaware, which was completed in fiscal year 2004.

Interest expense for the third quarter of fiscal year 2005 decreased by $54,000 compared to the third quarter of fiscal year 2004 because of the Company’s lower average debt balance. Total debt was $29.4 million at December 26, 2004 compared to $30.3 million at December 28, 2003. Included in the balance in the current fiscal year was revolving credit of $1.2 million, whereas there was no revolving credit balance outstanding at December 28, 2003.

Income tax benefit for the quarter ended December 26, 2004 includes a credit for state and local income taxes of $71,000. Income tax benefit for the quarter ended December 28, 2003 included a credit of $130,000 for a revision of federal alternative minimum taxes and state and local income taxes of $37,000. The Company has net operating loss carryforwards of $13.5 million that begin to expire in 2021.

NINE-MONTH PERIOD ENDED DECEMBER 26, 2004 COMPARED TO THE NINE-MONTH PERIOD ENDED DECEMBER 28, 2003

Total net sales for the first nine months of fiscal year 2005 decreased by $0.6 million, or 1.0%, to $60.6 million from $61.2 million for the same period of fiscal year 2004 as a result of decreases in bib and bath sales of $1.2 million and luxury throws and blankets of $192,000, offset in part by an increase in bedding sales of $853,000. The decrease in bib and bath sales is primarily due to the loss of a bath program at a major customer. The increase in bedding sales resulted from additional and new modular placement shipments, which were partially offset by the transition of the Company’s Classic Pooh license to direct-to-retail.

During the first nine months of fiscal year 2005, cost of sales increased to 79.3% of net sales from 77.9% for the same period in fiscal year 2004 primarily as a result of a shift from sales of higher margin blankets and NoJo and Classic Pooh brands to sales of a greater volume of lower margin merchandise. The lower margins are a direct result of pricing pressures from customers coupled with demand for enhanced products and market reaction to the removal of quotas from certain products effective in January 2005.

Marketing and administrative expenses decreased by $779,000, or 8.8%, for the first nine months of fiscal year 2005 compared to the same period in the prior year and were 13.3% of net sales for such period compared to 14.5% of net sales for the corresponding period of the prior year. These expenses were greater in the prior year primarily because of legal fees associated with the reincorporation of the Company in Delaware and costs associated with the closing of the Company’s Mexican production facility, both of which were completed in fiscal year 2004.

Interest expense for the first nine months of fiscal year 2005 decreased by $235,000 compared to the first nine months of fiscal year 2004 because of the Company’s lower average debt balance. Total debt was $29.4 million at December 26, 2004 compared to $30.3 million at December 28, 2003. Included in the balance in the current fiscal year was revolving credit of $1.2 million, whereas there was no revolving credit balance outstanding at December 28, 2003.

Income tax expense for the nine months ended December 26, 2004 includes an expense for state and local income taxes of $41,000. Income tax expense for the nine months ended December 28, 2003 included a benefit for revision of federal alternative minimum taxes of $99,000 and an expense for state and local income taxes of $174,000. The Company has net operating loss carryforwards of $13.5 million that begin to expire in 2021.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.0 million for the first nine months of fiscal year 2005 compared to net cash provided by operating activities of $5.4 million for the first nine months of fiscal year 2004. The decrease in cash provided by operating activities was primarily due to changes in inventory and accounts payable balances. Net cash used in investing activities was $116,000 in the first nine months of fiscal year 2005 and $31,000 in the prior year period. Net cash used in financing activities was $2.8 million compared to net cash used in financing activities of $4.2 million in the prior year period. The decrease in cash used in financing activities was due to a lower net payment of long-term debt in the current fiscal year as compared to the prior fiscal year.

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

To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2005, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime minus 0.5% (4.50% at December 26, 2004) until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was a balance outstanding of $1.2 million at December 26, 2004 and a balance outstanding of $1.5 million at March 28, 2004. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $12,000 at the debt level of December 26, 2004. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 76% of gross sales, and 42% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act. Since such evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

              None

Item 3 - Defaults Upon Senior Securities

              None

Item 4 - Submission of Matters to a Vote of Security Holders

              None

Item 5 - Other Information

              None

Item 6 - Exhibits

Exhibits
10.1	Seventh Amendment to Credit Agreement dated as of February 4, 2005 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders

10.2	Fifth Amendment to Subordinated Note and Warrant Purchase Agreement dated as of February 4, 2005 by and among the Company and Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Lenders

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: February 9, 2005	/s/ Amy Vidrine Samson
AMY VIDRINE SAMSON
Chief Financial Officer
(duly authorized signatory and
Principal Financial and Accounting
Officer)

Index to Exhibits

Exhibit
Number	Description
10.1	Seventh Amendment to Credit Agreement dated as of February 4, 2005 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders

10.2	Fifth Amendment to Subordinated Note and Warrant Purchase Agreement dated as of February 4, 2005 by and among the Company and Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Lenders

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer