Form 10-K
period 2005-04-03
CROWN CRAFTS INC
filed 2005-06-21
CIK 25895

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2005

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
None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of September 26, 2004, 9,504,937 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of these shares on that date) held by persons other than Officers, Directors, and 5% shareholders was approximately $3,452,476.
      As of June 1, 2005, 9,505,937 shares of the Company’s Common Stock were outstanding.
Documents Incorporated by Reference:
      Crown Crafts, Inc. Proxy Statement in connection with its 2005 Annual Meeting of Shareholders (Part III hereof).

PART I

ITEM 1.	Business
      Crown Crafts, Inc. (the “Company”) operates indirectly through its wholly-owned subsidiaries, Hamco, Inc., Churchill Weavers, Inc. and Crown Crafts Infant Products, Inc., in the infant products segment within the consumer products industry. The infant products segment consists of infant bedding, bibs, soft goods and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, large chain stores and gift stores. The Company’s products are manufactured primarily in China and marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and as private label goods. In response to changing business conditions in the consumer products industry, the Company has made significant changes in its business operations over the last five years. In addition to a program of cost reductions, the Company has outsourced virtually all of its manufacturing to foreign contract manufacturers, with the exception of the specialty hand wovens produced by Churchill Weavers, Inc.
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
Raw Materials
      The principal raw materials used in the manufacture of infant comforters, sheets and accessories are printed and solid color cotton and polycotton fabrics, with polyester fibers used as filling material. The principal raw materials used in the manufacture of throws and other products are natural-color and pre-dyed 100% cotton yarns, rayon yarns and acrylic yarns. The principal raw materials used in the production of infant bibs are knit-terry polycotton, woven polycotton and vinyl fabrics. Although the Company normally maintains supply relationships with only a limited number of suppliers, the Company believes these raw materials presently are available from several sources in quantities sufficient to meet the Company’s requirements.
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
Product Sourcing
      The Company’s infant products are produced by foreign contract manufacturers, with the largest concentration being in China. The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of quotas and duties. The Company’s management visits the third-party facilities regularly to monitor product quality and financial viability and to ensure compliance with labor requirements. The elimination of quota in certain product categories as of January 1, 2005, and the potential impact of the implementation of safeguards, if any, in China may result in strategic shifts in the Company’s sourcing plan in the future. The impact of the elimination of quota and the potential impact of safeguards in China cannot be predicted with certainty at this time.
      Products are warehoused and shipped from facilities in Compton, California and Gonzales, Louisiana.
Sales and Marketing
      Products are marketed through a national sales force consisting of salaried sales executives and employees and independent commissioned sales representatives. Independent representatives are used most significantly in sales to the gift trade and infant markets. Sales outside the United States are made primarily through distributors.
      The Company’s sales offices are located in Huntington Beach, California; Gonzales, Louisiana; Berea, Kentucky; Rogers, Arkansas; and Lynn Haven, Florida. Substantially all products are sold to retailers for resale to consumers. The Company’s infant product subsidiaries generally introduce new products once each year during the annual Juvenile Products Manufacturers’ Association (“JPMA”) trade show. Private label products are introduced throughout the year. New product introductions for the gift trade are concentrated in January through March and June through August when Churchill Weavers, Inc. participates in numerous local and regional gift shows.
      In fiscal 2005, approximately 1% of the Company’s gross sales were made through its retail store in Berea, Kentucky.
Customers
      The Company’s customers consist principally of mass merchants, chain stores, department stores, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and direct mail houses. The Company does not generally enter into long-term or other purchase agreements with its customers. The table below indicates customers representing more than 10% of gross sales in each of the Company’s last three fiscal years. (The Company’s fiscal year ends on the Sunday nearest March 31. References to the Company’s fiscal years herein represent the 53 weeks ended April 3, 2005 for fiscal 2005; the 52 weeks ended March 28, 2004 for fiscal 2004; and the 52 weeks ended March 30, 2003 for fiscal 2003.)

	Fiscal Year

	2005	2004	2003

Toys R Us	36%	36%	31%
Wal-Mart Stores, Inc.	29%	27%	30%
Target Corporation	12%	12%	10%
Seasonality and Inventory Management
      Historically, the Company has experienced a seasonal sales pattern, in which sales are lowest in the first fiscal quarter. In fiscal 2005 and 2004, sales peaked in the fourth fiscal quarter, and in fiscal 2003, sales peaked in the second fiscal quarter.
      Consistent with the seasonality of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers. Customer returns of merchandise shipped are historically less than 1% of gross sales.
Order Backlog
      Management estimates the backlog of unfilled customer orders was $3.5 million and $4.4 million at May 29, 2005, and May 30, 2004, respectively. Although the majority of these unfilled orders are shipped within approximately eight weeks, and none are expected to be shipped beyond the completion of the fiscal year ending April 2, 2006, there is no assurance that the backlog at any point in time will translate into sales in any particular subsequent period. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlog is a meaningful or material indicator of future business.
Trademarks, Copyrights and Patents
      The Company considers its trademarks to be of material importance to its business. Products are marketed in part under well-known trademarks such as Red Calliope®, Cuddle Me®, NoJo®, Hamco®, Pinky Baby® and Churchill Weavers®. Protection for these trademarks is obtained through domestic and foreign registrations.
      Certain products are manufactured and sold pursuant to licensing agreements for trademarks that include, among others, Disney®. The licensing agreements for the Company’s designer brands generally are for an initial term of one to five years and may or may not be subject to renewal or extension. Sales of products under the Company’s licenses with Disney Enterprises, Inc. accounted for 31% of the Company’s total gross sales volume during fiscal 2005. The Company’s current licenses with Disney Enterprises, Inc. expires December 31, 2005.
      Many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.
      The Company’s aggregate commitment for minimum guaranteed royalty payments under all of its license agreements is $2.9 million for fiscal 2006. The Company does not currently have any commitment for minimum guaranteed royalty payments after fiscal 2006. The Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company’s total royalty expense, net of royalty income, was $5.0 million, $5.7 million and $6.5 million for fiscal 2005, 2004 and 2003, respectively.
Competition
      The infant consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers (both branded and private label), including Kids Line, LLC; Springs Industries; Dolly Inc.; Co Ca Lo, Inc., Carters, Inc.; Riegel Textile Corporation; Danara International, Ltd.; Luv n’ Care, Ltd.; The First Years Inc.; Sassy Inc.; Triboro Quilt Manufacturing Inc. and Gerber Childrenswear, Inc., on the basis of quality, design, price, brand name recognition, service and packaging. The Company’s ability to compete depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names.
Government Regulation and Environmental Control
      The Company is subject to various federal, state and local environmental laws and regulations, which regulate, among other things, the discharge, storage, handling and disposal of a variety of substances and wastes, and to laws and regulations relating to employee safety and health, principally the Occupational Safety and Health Administration Act and regulations thereunder. The Company believes that it currently complies in all material respects with applicable environmental, health and safety laws and regulations and that future compliance with such existing laws or regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position. However, there is no assurance that such requirements will not become more stringent in the future or that the Company will not have to incur significant costs to comply with such requirements.
Employees
      At June 1, 2005, the Company had approximately 215 employees, none of whom is represented by a labor union or otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.
International Sales
      Sales to customers in foreign countries outside the United States are not currently material to the Company’s business.

ITEM 2.	Properties
      The Company’s headquarters are located in Gonzales, Louisiana. The Company rents approximately 17,761 square feet at this location under a lease that expires April 25, 2007.
      The following table summarizes certain information regarding the Company’s principal real property as of June 1, 2005:

		Approximate	Owned/
Location	Use	Square Feet	Leased

Gonzales, Louisiana	Administrative and sales office	17,761	Leased
Berea, Kentucky	Offices, manufacturing, warehouse and distribution facilities and retail store	53,000	Owned
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Gonzales, Louisiana	Offices, warehouse and distribution center	60,000	Leased
Huntington Beach, California	Offices	9,803	Leased
Rogers, Arkansas	Sales office	1,625	Leased
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
      From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such legal proceedings the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of the year ended April 3, 2005.

PART II

ITEM 5.	Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company is authorized to issue up to 75,000,000 shares of capital stock, 74,000,000 of which are designated common stock, par value $0.01 per share, and 1,000,000 of which are designated preferred stock, par value $0.01 per share.
      The Company’s common stock trades on the OTC Bulletin Board under the ticker symbol “CRWS”. The following table presents quarterly information on the price range of the Company’s common stock for fiscal 2005 and fiscal 2004. This information indicates the high and low sale prices as reported on the OTC Bulletin Board.

Quarter	High	Low

Fiscal 2005
First Quarter	$0.79	$0.52
Second Quarter	0.78	0.47
Third Quarter	0.57	0.43
Fourth Quarter	0.69	0.43
Fiscal 2004
First Quarter	$0.90	$0.46
Second Quarter	0.95	0.62
Third Quarter	0.80	0.47
Fourth Quarter	0.80	0.50
      As of June 1, 2005 there were 9,505,937 shares of the Company’s common stock issued and outstanding, held by approximately 708 registered holders, and the closing stock price was $0.43. The Company has not paid a dividend since December 26, 1999, and its credit facility currently prohibits the payment of cash dividends by the Company.
Equity Compensation Plans
      The following table sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans, as of April 3, 2005.

	Number of	Weighted-	Number of
	Securities to be	Average Exercise	Securities
	Issued Upon	Price of	Remaining
	Exercise of	Outstanding	Available for
	Outstanding	Options,	Future Issuance
	Options, Warrants	Warrants and	Under Equity
Plan Category	and Rights	Rights	Compensation Plans

Equity compensation plans approved by security holders:
Amended 1995 Stock Option Plan	534,350	$0.81	462,150

ITEM 6.	Selected Financial Data
      The selected financial data presented below for the five years ended April 3, 2005 is from the Company’s financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year

	2005	2004	2003	2002	2001

	In thousands, except per share data
For the year
Net sales	$83,908	$86,227	$94,735	$117,591	$247,515
Gross profit	17,025	19,594	21,420	25,928	18,542
Income (loss) from operations	6,237	7,434	6,959	5,022	(59,555)
Net income (loss)	2,438	3,103	2,487	27,002	(73,587)
Basic net income (loss) per share	0.26	0.33	0.26	2.95	(8.55)
Diluted net income (loss) per share	0.11	0.14	0.12	1.37	(8.55)
Cash dividends per share	—	—	—	—	—
At year end
Total assets	$54,124	$58,387	$57,926	$60,200	$90,678
Long-term debt	25,085	28,447	30,895	36,773	47,650
Shareholders’ equity (deficit)	20,875	18,437	15,265	12,813	(16,773)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion is a summary of certain factors that management considers important in reviewing the Company’s results of operations, liquidity, capital resources and operating results. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report.
Results of Operations
      The following table contains results of operations data for fiscal 2005, 2004 and 2003 and the dollar and percentage variances among those years.

	Fiscal Year			2005 vs 2004		2004 vs 2003

	2005	2004	2003	$ Change	% Change	$ Change	% Change

	Dollars in thousands
Net Sales by Category
Bedding, Blankets and Accessories	$55,792	$56,418	$64,109	$(626)	(1.1)%	$(7,691)	(12.0)%
Bibs and Bath	24,887	26,413	26,973	(1,526)	(5.8)%	(560)	(2.1)%
Handwoven Products	3,229	3,396	3,653	(167)	(4.9)%	(257)	(7.0)%
Total Net Sales	83,908	86,227	94,735	(2,319)	(2.7)%	(8,508)	(9.0)%
Cost of Products Sold	66,883	66,633	73,315	250	0.4%	(6,682)	(9.1)%
Gross Profit	17,025	19,594	21,420	(2,569)	(13.1)%	(1,826)	(8.5)%
% of Net Sales	20.3%	22.7%	22.6%
Marketing and Administrative Expenses	10,788	12,160	12,686	(1,372)	(11.3)%	(526)	(4.1)%
% of Net Sales	12.9%	14.1%	13.4%
Restructuring Charge	—	—	1,775	N/A	N/A	(1,775)	(100.0)%
Interest Expense	3,793	4,055	4,548	(262)	(6.5)%	(493)	(10.8)%
Other — net	99	(54)	340	153	(283.1)%	(394)	(115.9)%
Income Tax Expense	105	222	264	(117)	(53.0)%	(42)	(15.9)%
Net Income	2,438	3,103	2,487	(665)	(21.4)%	616	24.8%
% of Net Sales	2.9%	3.6%	2.6%

      Net Sales: Sales of bedding, blankets and accessories decreased in fiscal year 2005 primarily as a result of the transition of the Company’s Classic Pooh license to direct-to-retail. Bib and bath sales decreased due to the loss of a bath program at a major customer. Sales volumes of high-end luxury throws have been negatively impacted by the recent downturn in the economy.
      The sales decrease in fiscal year 2004 is attributable to changes in buying patterns by several customers, some of whom lowered on-hand inventory levels in response to the sluggish economy, and changes in internal business strategies. Also, during fiscal year 2003, the Company shipped several new product placements to key customers, which were not repeated at the same levels in 2004 or 2005. The Company’s Pillow Buddies® business has been comparatively weaker in the current year because retail dollars have not been allocated to the product and increased competition for character licenses has driven royalty commitments higher than management is comfortable guaranteeing.
      Gross Profit: Gross profit as a percentage of sales decreased in fiscal 2005 primarily as a result of a shift from sales of higher margin blankets and NoJo® and Classic Pooh® brands to sales of a greater volume of lower margin merchandise. The lower margins are a direct result of pricing pressures from customers coupled with demand for enhanced products and market reaction to the removal of quotas from certain products effective in January, 2005.
      As a percentage of net sales, gross profit remained level in fiscal 2004 as compared to fiscal 2003. Although the Company’s gross margin benefited in the current fiscal year from improvements attributable to its sourcing efforts, most of the savings was passed on to customers as a result of pricing pressure.
      Marketing and Administrative Expenses: Marketing and administrative expenses were higher in fiscal year 2004 primarily because of legal fees associated with the reincorporation of the Company in Delaware and costs associated with the closing of the Company’s Mexican production facility, both of which were completed in fiscal year 2004. In addition, in both of fiscal years 2005 and 2004, the Company achieved reductions in labor and commissions expenses.
      Restructuring Charge: As discussed in Note 3 to the Company’s Consolidated Financial Statements, the Company recorded a $1.8 million restructuring charge in the quarter ended December 29, 2002 related to the closure of the Company’s Mexican manufacturing facility.
      Interest Expense: Decreases in interest expense for both of fiscal years 2005 and 2004 are due to a continuous lower average debt balance. As discussed in “Financial Position, Liquidity and Capital Resources” below, the Company had $25.1 million in long-term debt at April 3, 2005, compared to $28.4 million at March 28, 2004 and $30.9 million at March 30, 2003. The decrease in debt reflects quarterly payments on the Company’s senior notes and a decrease in the Company’s revolving credit facility each year, and such decrease has been offset by an increase in debt related to the amortization of the discount discussed below in “Financial Position, Liquidity and Capital Resources” and the annual issuance of promissory notes related to the payment of interest on the Company’s senior subordinated notes.
Financial Position, Liquidity and Capital Resources
      Net cash provided by operating activities was $6.2 million for the year ended April 3, 2005, compared to net cash provided by operating activities of $3.2 million for the year ended March 28, 2004. The increase in cash provided by operating activities was primarily due to changes in inventory, accounts receivable and accounts payable balances. Net cash used by investing activities was $0.2 million in 2005 compared to net cash used by investing activities of $0.1 million in the prior year. Net cash used for financing activities was $5.0 million in 2005 compared to net cash used for financing activities of $3.3 million in the prior year. The increase in cash used in financing activities was due to a higher net payment of long-term debt in the current fiscal year as compared to the prior fiscal year. Total debt outstanding decreased to $27.4 million at April 3, 2005, from $31.5 million at March 28, 2004. As of April 3, 2005, letters of credit of $1.3 million were outstanding against the $3 million sub-limit for letters of credit associated with the Company’s $19 million revolving credit facility. As of April 3, 2005, the Company had revolving credit availability of $14.9 million.

      The Company’s ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations, together with revolving credit availability, will be adequate to meet its liquidity needs.
      At April 3, 2005 and March 28, 2004, long-term debt consisted of the following (in thousands):

	April 3,	March 28,
	2005	2004

Senior notes and senior subordinated notes	$20,538	$24,054
Floating rate revolving credit facilities	—	1,495
Non-interest bearing notes	8,809	8,541
Original issue discount	(1,945)	(2,627)

	27,402	31,463
Less current maturities	2,317	3,016

	$25,085	$28,447

      The Company’s existing credit facilities include the following:

Revolving Credit of up to $19 million, including a $3 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (6.75% at April 3, 2005) for base rate borrowings and LIBOR plus 2.75% (5.62% at April 3, 2005) for Euro-dollar borrowings. The maturity date is June 30, 2005 (see discussion below regarding amendment subsequent to year end). The facility is secured by a first lien on all assets. There was no balance at April 3, 2005. The Company had $14.9 million available at April 3, 2005. As of April 3, 2005, letters of credit of $1.3 million were outstanding against the $3 million sub-limit for letters of credit associated with the $19 million revolving credit facility.

Senior Notes of $4.5 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006, and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. On September 30, 2002, September 30, 2003 and September 30, 2004, the Company made payments to the lenders of $1.6 million, $1.3 million and $1.3 million, respectively, related to excess cash flow.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007 (“PIK Notes”). The maturity date is July 23, 2007, and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest to occur of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing obligation at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $1.9 million is included in the Consolidated Balance Sheet as of April 3, 2005.
      These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders’ equity, as well as limitations on annual capital expenditures and operating lease commitments. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends. The Company was in compliance with these covenants as of April 3, 2005.

      Subsequent to year end, the Company amended its credit agreement to extend its revolving credit facility through July 23, 2007, to reduce the minimum available under the revolver to $7.5 million and to provide for the current payment in full of the Company’s $4.5 million senior notes in June, 2005.
      The Company also has another obligation which expires in May 2007. The balance outstanding was $38,000 as of April 3, 2005.
      Minimum annual maturities, before consideration of the repayment of the senior notes in June, 2005, are as follows (in thousands):

Fiscal	Senior Notes	Sub Notes		PIK Notes	Other	Total

2006	$2,300	$—		$—	$17	$2,317
2007	2,200	—		—	19	2,219
2008	—	24,000	*	809	2	24,811

Total	$4,500	$24,000		$809	$38	$29,347

*	Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.
      As part of the Company’s refinancing of its credit facilities in July 2001, the Company issued to the lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire six years from their date of issuance. The value of the warrants ($2.4 million using the Black-Scholes option pricing model) was credited to additional paid-in capital in the second quarter of fiscal 2002. The dilutive effect of these warrants on earnings per share for the fiscal periods ended April 3, 2005 and March 28, 2004 was $0.22 per share and $0.18 per share, respectively.
      To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2007, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at the greater of 6% or prime, which was 5.75% at April 3, 2005, until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.
      The following table summarizes the maturity or expiration dates of mandatory financial obligations and commitments for the periods indicated:

	Payments Due by Period

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Contractual Obligations
Long-Term Debt Obligations	$29,309	$2,300	$27,009	$—	$—
Capital Lease Obligations	38	17	21	—	—
Operating Lease Obligations	1,721	1,130	571	20	—
Purchase Obligations	26	21	5	—	—
Minimum Royalty Obligations	2,878	2,878	—	—	—

Total Contractual Obligations	$33,972	$6,346	$27,606	$20	$—

      As discussed above, the Company elected to accelerate the repayment of $4.5 million of senior notes included in long-term debt obligations. The Company repaid such amounts in full in June, 2005, and $2.2 million of such repayment is included in the 1-3 years category in the table above.

      Management does not believe that inflation has had a material effect on the Company’s operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. There is no assurance, however, that the Company will be able to adequately increase its prices in response to inflation.
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
      Revenue Recognition: Sales are recorded when goods are shipped to customers and are reported net of returns and allowances in the consolidated statements of operations and comprehensive income.
      Sales Returns and Other Allowances and Allowance for Doubtful Accounts: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of potential future product returns related to current period product revenues. The Company’s sales arrangements do not generally include acceptance provisions or clauses. Additionally, the Company does not typically grant its distributors or other customers price protection rights or rights to return products bought, other than normal and customary rights of return for defects in materials or workmanship, and the Company is not obligated to accept product returns for any other reason. Historically actual returns have not been significant. Management analyzes historical returns, current economic trends and changes in customer demand when evaluating the adequacy of its sales returns and other allowances.
      The Company factors the majority of its receivables. In the event a factored receivable becomes uncollectible due to credit worthiness, the factor bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at April 3, 2005 totaled $14.4 million, net of allowances of $1.4 million.
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
      On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company’s operations. To the extent that any of these conditions is believed to exist or the utility of the inventory quantities in the ordinary course of business is no longer as great as their carrying value, an allowance against the inventory valuation is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in the Company’s statement of operations in cost of goods sold. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may need to establish additional allowances which could materially impact the Company’s financial position and results of operations.
      As of April 3, 2005, the Company’s inventories totaled $12.5 million, net of allowances for discontinued, irregular, slow moving and obsolete inventories of $0.7 million. Management believes that the Company’s inventory valuation results in carrying the inventory at lower of cost or market.
      Provisions for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets have been reduced by a valuation allowance, if necessary, in the amount of any tax benefits that, based on available evidence, are not expected to be realized. Since the Company has federal income tax net operating loss carryforwards, the future benefits of which are largely offset by a valuation allowance, provisions for income taxes relate primarily to state and local income taxes.
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
      Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.3 million at April 3, 2005, March 28, 2004 and March 30, 2003. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $24.6 million as of April 3, 2005.
      On April 1, 2002, the Company implemented SFAS 142, Goodwill and Other Intangible Assets. As a result, the Company discontinued amortizing approximately $23.0 million of goodwill but continued to amortize other long-lived intangible assets. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. The Company has performed a transitional fair value based impairment test on its goodwill in accordance with SFAS 142 and has determined that the fair value exceeded the recorded value at April 1, 2002, March 31, 2003 and March 29, 2004.
Recently-Issued Accounting Standards
      In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which was effective for transactions initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial statements on the date of adoption.
      In December 2004, the FASB issued Statement 123R, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and will be effective for public companies for annual periods beginning after June 15, 2005. This Statement will eliminate the ability to account for stock-based compensation transactions using APB Opinion 25, Accounting for Stock Issued to Employees, and, generally, will require instead that such transactions be accounted for using a fair-value based method. The Company will be required to begin expensing stock options in the first quarter of fiscal year 2007.
Forward-Looking Information
      This Annual Report contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company’s results of operations and financial condition.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was no balance outstanding at April 3, 2005 and a balance outstanding of $1.5 million at March 28, 2004. Each percentage point increase in interest rates would impact pretax earnings by $15,000 at the debt level of March 28, 2004. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 77% of gross sales, and 43% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

ITEM 8.	Financial Statements and Supplementary Data
      See pages 21 and F-1 through F-16 hereof.

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

ITEM 9B.	Other Information
      None.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      The information with respect to the Company’s directors and executive officers is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in 2005 (the “Proxy Statement”) under the captions “Election of Directors” and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K is set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K is set forth in the Proxy Statement under the caption “Code of Ethics” and is incorporated herein by reference.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
      (a)1. Financial Statements
      The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:
      Report of Independent Registered Public Accounting Firm
      Consolidated Balance Sheets as of April 3, 2005 and March 28, 2004

Consolidated Statements of Income and Comprehensive Income for the Three Fiscal Years in the Period Ended April 3, 2005

Consolidated Statements of Changes in Shareholders’ Equity for the Three Fiscal Years in the Period Ended April 3, 2005
      Consolidated Statements of Cash Flows for the Three Fiscal Years in the Period Ended April 3, 2005
      Notes to Consolidated Financial Statements
      (a)2. Financial Statement Schedule
      The following financial statement schedule of the Company is filed with this report:

Schedule II	—	Valuation and Qualifying Accounts	Page 16
      All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

SCHEDULE II
CROWN CRAFTS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E

		Charged to
	Balance at	Costs and		Balance at
	Beginning of	(Reversed from)		End of
	Period	Expenses	Deductions(1)	Period

	(In thousands)
Accounts Receivable Valuation Accounts:
Year Ended March 30, 2003
Allowance for doubtful accounts	194	172	183	183
Allowance for customer deductions	1,647	97	—	1,744
Year Ended March 28, 2004
Allowance for doubtful accounts	183	66	217	32
Allowance for customer deductions	1,744	282	—	2,026
Year Ended April 3, 2005
Allowance for doubtful accounts	32	4	14	22
Allowance for customer deductions	2,026	(637)	—	1,389
Inventory Valuation Accounts:
Year Ended March 30, 2003
Allowance for discontinued and irregulars	2,169	(536)	—	1,633
Year Ended March 28, 2004
Allowance for discontinued and irregulars	1,633	(630)	—	1,003
Year Ended April 3, 2005
Allowance for discontinued and irregulars	1,003	(282)	—	721
Restructuring Reserve:
Year Ended March 30, 2003
Allowance for restructuring costs	554	1,775 (2)	608	1,721
Year Ended March 28, 2004
Allowance for restructuring costs	1,721	—	1,691	30
Year Ended April 3, 2005
Allowance for restructuring costs	30	—	30	—

(1)	Deductions from the allowance for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(2)	Reserve relates to the decision to close the Company’s Mexican manufacturing facility.

      (a)3. Exhibits
      Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits

2.1	—	Merger Agreement dated as of July 23, 2001 by and among the Company, Crown Crafts Designer, Inc., Design Works Holding Company and Design Works, Inc. (the “Merger Agreement”)(2)

3.1	—	Amended and Restated Certificate of Incorporation of the Company(7)

3.2	—	Bylaws of the Company(7)

4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company(7)

4.2	—	Instruments defining the rights of security holders are contained in the Bylaws of the Company(7)

4.3	—	Form of Registration Rights Agreement entered into in connection with the Subordinated Note and Warrant Purchase Agreement dated as of July 23, 2001 by and among the Company, as Borrower, Wachovia Bank, N.A., as Agent, and Wachovia Bank, N.A., Bank of America, N.A., and The Prudential Insurance Company of America, as Lenders (the “Sub Debt Agreement”)(included as Exhibit C to the Sub Debt Agreement)(2)

10.1	—	Crown Crafts, Inc. Amended 1995 Stock Option Plan(1)

10.2	—	Form of Nonstatutory Stock Option Agreement (pursuant to 1995 Stock Option Plan)(1)

10.3	—	Form of Nonstatutory Stock Option Agreement for Nonemployee Directors (pursuant to 1995 Stock Option Plan)(1)

10.4	—	Form of Restricted Stock Agreement entered into in connection with the Merger Agreement(2)

10.5	—	Credit Agreement dated as of July 23, 2001 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. (collectively, the “Borrowers”), Wachovia Bank, N.A., as Agent, and Wachovia Bank, N.A., Bank of America, N.A., and The Prudential Insurance Company of America (collectively, the “Lenders”) (the “Credit Agreement”)(2)

10.6	—	Form of Revolving Note issued in connection with the Credit Agreement (included as Exhibit A-1 to the Credit Agreement)(2)

10.7	—	Form of Term Note issued in connection with the Credit Agreement (included as Exhibit A-2 to the Credit Agreement)(2)

10.8	—	Form of Domestic Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit N to the Credit Agreement)(2)

10.9	—	Form of Foreign Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit T to the Credit Agreement)(2)

10.10	—	Mortgage, Security Agreement and Fixture Financing Statement dated September 22, 1999 from Churchill Weavers, Inc. (“Churchill”) to Wachovia Bank, N.A., as Collateral Agent for the Lenders, as amended by that First Amendment to Mortgage, Security Agreement and Fixture Financing Statement dated July 23, 2001, entered into in connection with the Credit Agreement(2)

10.11	—	Sub Debt Agreement(2)

10.12	—	Form of Note issued in connection with the Sub Debt Agreement (included as Exhibit A-1 to the Sub Debt Agreement)(2)

10.13	—	Form of Warrant issued in connection with the Sub Debt Agreement (included as Exhibit B to the Sub Debt Agreement)(2)

10.14	—	Form of Domestic Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit D to the Sub Debt Agreement)(2)

10.15	—	Form of Foreign Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit E to the Sub Debt Agreement)(2)

10.16	—	Form of Security Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit F to the Sub Debt Agreement)(2)

Exhibit
Number		Description of Exhibits

10.17	—	Mortgage, Security Agreement and Fixture Financing Statement dated July 23, 2001 from Churchill to Wachovia Bank, N.A., as Collateral Agent for the Lenders, entered into in connection with the Sub Debt Agreement(2)

10.18	—	Amended and Restated Security Agreement dated as of July 23, 2001 by and among the Borrowers and Wachovia Bank, N.A, as Collateral Agent for the Lenders, entered into in connection with the Credit Agreement(2)

10.19	—	Form of Non-Competition and Non-Disclosure Agreement entered into in connection with the Merger Agreement (included as Exhibit E to the Merger Agreement)(2)

10.20	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut(2)

10.21	—	Second Amendment to Subordinated Note and Warrant Purchase Agreement dated as of February 10, 2003 by and among the Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.)(3)

10.22	—	Third Amendment to Credit Agreement dated as of February 10, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders(3)

10.23	—	Global Amendment Agreement dated as of April 29, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank National Association, Banc of America Strategic Solutions, Inc., The Prudential Insurance Company of America and Bank of America, N.A.(4)

10.24	—	Amendment to the Company’s Amended 1995 Stock Option Plan Adopted by the Board of Directors on April 29, 2003(5)

10.25	—	Fourth Amendment to Subordinated Note and Warrant Purchase Agreement dated as of August 1, 2003, by and among the Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.)(6)

10.26	—	Fifth Amendment to Credit Agreement dated as of August 1, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders(6)

10.27	—	Amended and Restated Support Agreement dated as of August 6, 2003 by and between the Company and Wynnefield Capital Management, LLC(6)

10.28	—	Sixth Amendment to Credit Agreement dated as of December 16, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders(7)

10.29	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut(8)

10.30	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Amy Vidrine Samson(8)

10.31	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman(8)

Exhibit
Number		Description of Exhibits

10.32	—	Seventh Amendment to Credit Agreement dated as of February 4, 2005 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders(9)

10.33	—	Fifth Amendment to Subordinated Note and Warrant Purchase Agreement dated as of February 4, 2005 by and among the Company and Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Lenders(9)

10.34	—	Eighth Amendment to Credit Agreement dated as of May 27, 2005 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders (10)

14.1	—	Code of Ethics(8)

21	—	Subsidiaries of the Company(11)

23	—	Consent of Independent Registered Public Accounting Firm(11)

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer(11)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer(11)

32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer(11)

32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer(11)

(1)	Incorporated herein by reference to Registrant’s Definitive Proxy Statement filed October 14, 1999.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.

(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.

(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 9, 2003.

(5)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2003.

(6)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

(7)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.

(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.

(9)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2004.

(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2005.

(11)	Filed herewith.

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

E. Randall Chestnut
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut E. Randall Chestnut	Chief Executive Officer, Director	June 14, 2005

/s/ William T. Deyo, Jr. William T. Deyo, Jr.	Director	June 14, 2005

/s/ Steven E. Fox Steven E. Fox	Director	June 14, 2005

/s/ Sidney Kirschner Sidney Kirschner	Director	June 14, 2005

/s/ Zenon S. Nie Zenon S. Nie	Director	June 14, 2005

/s/ William P. Payne William P. Payne	Director	June 14, 2005

/s/ Donald Ratajczak Donald Ratajczak	Director	June 14, 2005

/s/ James A. Verbrugge James A. Verbrugge	Director	June 14, 2005

/s/ Amy Vidrine Samson Amy Vidrine Samson	Chief Financial Officer Chief Accounting Officer	June 14, 2005

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Crown Crafts, Inc.
      We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the “Company”) as of April 3, 2005 and March 28, 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 3, 2005. Our audit also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 3, 2005 and March 28, 2004, and the results of its operations and its cash flows for each of the three years in the period ended April 3, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New Orleans, Louisiana
June 14, 2005

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 3, 2005 and March 28, 2004
(Dollar amounts in thousands, except share and per share amounts)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$955	$7
Accounts receivable (net of allowances of $1,411 in 2005 and $2,058 in 2004)
Due from factor	13,258	16,259
Other	1,110	962
Inventories, net	12,544	14,394
Prepaid expenses	1,450	1,686

Total current assets	29,317	33,308
Property, plant and equipment — at cost:
Land, buildings and improvements	1,447	1,803
Machinery and equipment	2,657	2,802
Furniture and fixtures	661	664

	4,765	5,269
Less accumulated depreciation	3,179	3,435

Property, plant and equipment — net	1,586	1,834
Other assets:
Goodwill, net	22,974	22,974
Other	247	271

Total other assets	23,221	23,245

Total Assets	$54,124	$58,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,729	$5,117
Accrued wages and benefits	669	1,408
Accrued royalties	1,051	1,274
Other accrued liabilities	398	688
Current maturities of long-term debt	2,317	3,016

Total current liabilities	8,164	11,503
Non-current liabilities:
Long-term debt	25,085	28,447

Total non-current liabilities	25,085	28,447
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock — par value $0.01 per share; 74,000,000 shares authorized; 9,505,937 shares outstanding at April 3, 2005 and 9,504,937 shares outstanding at March 28, 2004	95	95
Additional paid-in capital	38,244	38,244
Accumulated deficit	(17,464)	(19,902)

Total shareholders’ equity	20,875	18,437

Total Liabilities and Shareholders’ Equity	$54,124	$58,387

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Fiscal Years Ended April 3, 2005, March 28, 2004, and March 30, 2003

	2005	2004	2003

	(Amounts in thousands, except per
	share amounts)
Net sales	$83,908	$86,227	$94,735
Cost of products sold	66,883	66,633	73,315

Gross profit	17,025	19,594	21,420
Marketing and administrative expenses	10,788	12,160	12,686
Restructuring charge	—	—	1,775

Income from operations	6,237	7,434	6,959
Other income (expense):
Interest expense	(3,793)	(4,055)	(4,548)
Other — net	99	(54)	340

Income before income taxes	2,543	3,325	2,751
Income tax expense	105	222	264

Net income	2,438	3,103	2,487

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	25	(35)

Comprehensive income	$2,438	$3,128	$2,452

Basic income per share	$0.26	$0.33	$0.26

Diluted income per share	$0.11	$0.14	$0.12

Weighted average shares outstanding — basic	9,505	9,485	9,421

Weighted average shares outstanding — diluted	21,945	22,393	21,471

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal Years Ended April 3, 2005, March 28, 2004 and March 30, 2003

	Common Shares				Cumulative
			Additional		Currency	Total
	Number of		Paid-In	Accumulated	Translation	Shareholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity

	(Dollar amounts in thousands)
Balances — March 31, 2002	9,421,437	$9,421	$28,857	$(25,475)	$10	$12,813
Net income				2,487		2,487
Currency translation adjustment					(35)	(35)

Balances — March 30, 2003	9,421,437	9,421	28,857	(22,988)	(25)	15,265
Issuance of shares	83,500	84	(23)			61
Conversion from $1.00 par value to $0.01 par value		(9,410)	9,410			—
Net income				3,103		3,103
Currency translation adjustment				(17)	25	8

Balances — March 28, 2004	9,504,937	95	38,244	(19,902)	—	18,437
Issuance of shares	1,000					—
Net income				2,438		2,438

Balances — April 3, 2005	9,505,937	$95	$38,244	$(17,464)	$—	$20,875

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended April 3, 2005, March 28, 2004, and March 30, 2003

	2005	2004	2003

	(Amounts in thousands)
Operating activities:
Net income	$2,438	$3,103	$2,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	457	532	724
Loss (gain) on sale of property, plant, and equipment	6	(2)	11
Discount accretion	681	605	537
Restructuring charge	—	—	1,775
Changes in assets and liabilities
Accounts receivable	2,853	(1,445)	(3,244)
Inventories, net	1,850	1,154	300
Income tax receivable	—	—	1,820
Other current assets	236	(601)	1,352
Other assets	24	(159)	96
Accounts payable	(1,388)	593	829
Accrued liabilities	(984)	(575)	187
Other long term liabilities	—	—	(35)

Net cash provided by operating activities	6,173	3,205	6,839

Investing activities:
Capital expenditures	(225)	(422)	(397)
Proceeds from disposition of assets	10	282	73
Other	—	6	(35)

Net cash used in investing activities	(215)	(134)	(359)

Financing activities:
Payment of long-term borrowing	(34,124)	(38,595)	(41,835)
Long-term borrowing	29,114	35,276	35,161
Issuance of common stock	—	61	0

Net cash used in financing activities	(5,010)	(3,258)	(6,674)

Net increase (decrease) in cash and cash equivalents	948	(187)	(194)
Cash and cash equivalents at beginning of year	7	194	388

Cash and cash equivalents at end of year	$955	$7	$194

Supplemental cash flow information:
Income taxes paid (refunded)	$64	$276	$(1,635)
Interest paid	3,102	3,267	3,597
Supplemental disclosure of non-cash investing and financing activities
Accrued interest converted to long-term debt	268	268	274
See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended April 3, 2005, March 28, 2004 and March 30, 2003

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
      The Company’s lenders own warrants that, if converted, would result in the lenders owning 65% of the shares of the Company on a fully diluted basis (see Note 5).
      The Company’s fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 53 weeks for fiscal year 2005 and 52 weeks for fiscal years 2004 and 2003.
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
      Revenue Recognition: Sales are recorded when goods are shipped to customers and are reported net of allowances for estimated returns and allowances in the consolidated statements of operations and comprehensive income. Allowances for returns and allowances are estimated based on historical rates.
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
      Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses incurred in cost of sales amounted to $5.0 million, $5.7 million and $6.5 million in 2005, 2004 and 2003, respectively.
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

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheet.
      Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.3 million at April 3, 2005, March 28, 2004 and March 30, 2003.
      Foreign Currency Translation: The assets and liabilities of the Company’s Mexican subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company’s results of operations for fiscal years 2005, 2004 and 2003. As a result of the closure of the Mexican subsidiary in fiscal 2003 and 2004, the Company is no longer exposed to foreign currency transactions.
      Provisions for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets have been reduced by a valuation allowance, if necessary, in the amount of any tax benefits that based on available evidence, are not expected to be realized. Since the Company has federal income tax net operating loss carryforwards, the future benefits of which are largely offset by a valuation allowance, provisions for income taxes relate primarily to state and local income taxes.
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

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average grant-date fair value of options granted in 2005, 2004, and 2003, respectively, was $0.14, $0.23, and $0.25 per share. For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. The following table summarizes the assumptions used to value options. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the method under SFAS 123, the Company’s net earnings and earnings per share would have been as indicated below:

	2005	2004	2003

	(Amounts in thousands, except
	per share data)
Net income, as reported	$2,438	$3,103	$2,487
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	28	35	25

Pro forma net income	$2,410	$3,068	$2,462

Earnings per share:
Basic — as reported	$0.26	$0.33	$0.26

Basic — pro forma	$0.25	$0.33	$0.26

Diluted — as reported	$0.11	$0.14	$0.12

Diluted — pro forma	$0.11	$0.14	$0.11

	2005	2004	2003

	(In percentages,
	except expected life)
Dividend Yield	—	—	—
Expected Volatility	10	10	20
Risk free interest rate	4.3	4.5	4.2
Expected life, years	5.0	7.9	8.0
      Segments and Related Information: The Company adopted Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires certain information to be reported about operating segments on a basis consistent with the Company’s internal organizational structure. The Company operates primarily in one principal segment, infant and juvenile products. These products consist of infant bedding, bibs, soft goods and juvenile products (primarily Pillow Buddies®).
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

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of basic and diluted net income per common share for fiscal years 2005, 2004 and 2003.

	2005	2004	2003

	(Amounts in thousands, except per
	share data)
Basic Net Income per Share:
Net Income	$2,438	$3,103	$2,487

Weighted Average Number of Shares Outstanding	9,505	9,485	9,421

Basic Net Income per Share	$0.26	$0.33	$0.26

Diluted Net Income per Share:
Net Income	$2,438	$3,103	$2,487

Weighted Average Number of Shares Outstanding	9,505	9,485	9,421
Effect of Dilutive Securities, Principally Warrants (Note 5)	12,440	12,908	12,050

Average Shares — Diluted	21,945	22,393	21,471

Diluted Net Income per Share	$0.11	$0.14	$0.12

      Derivative Instruments and Hedging Activities: The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on April 2, 2001. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At April 3, 2005 and March 28, 2004 the Company had no derivative instruments.
      Recently Issued Accounting Standards: In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which was effective for transactions initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial statements on the date of adoption.
      In December 2004, the FASB issued Statement 123R, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and will be effective for public companies for annual periods beginning after June 15, 2005. This Statement will eliminate the ability to account for stock-based compensation transactions using APB 25 and, generally, will require instead that such transactions be accounted for using a fair-value based method. Had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share as set forth above. The Company will be required to begin expensing stock options in the first quarter of fiscal year 2007.
      Reclassifications: Certain prior year financial statement balances have been reclassified to conform with the current year’s presentation.

Note 3 —	Restructuring Charge
      In December 2002, the Company adopted a formal plan to change its sourcing strategy for certain products and close the Mexican manufacturing facility operated by its majority-owned subsidiary, Burgundy

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 4 — Inventories
      Major classes of inventory were as follows (in thousands):

	April 3,	March 28,
	2005	2004

Raw Materials	$633	$1,116
Work in Process	210	1,028
Finished Goods	11,701	12,250

	$12,544	$14,394

      Inventory is net of reserves for inventories classified as irregular or discontinued of $0.7 million at April 3, 2005 and $1.0 million at March 28, 2004.
Note 5 — Financing Arrangements
      Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of operations, were $348,000, $384,000 and $492,000, respectively, in 2005, 2004, and 2003. Factor advances were at $0 at both April 3, 2005 and March 28, 2004.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Notes Payable and Other Credit Facilities: At April 3, 2005 and March 28, 2004, long term debt consisted of (in thousands):

	April 3,	March 28,
	2005	2004

Senior notes and senior subordinated notes	$20,538	$24,054
Floating rate revolving credit facilities	—	1,495
Non-interest bearing notes	8,809	8,541
Original issue discount	(1,945)	(2,627)

	27,402	31,463
Less current maturities	2,317	3,016

	$25,085	$28,447

      The Company’s existing credit facilities include the following:

Revolving Credit of up to $19 million, including a $3 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (6.75% at April 3, 2005) for base rate borrowings and LIBOR plus 2.75% (5.62% at April 3, 2005) for Euro-dollar borrowings. The maturity date is June 30, 2005 (see discussion below regarding amendment subsequent to year end). The facility is secured by a first lien on all assets. There was no balance at April 3, 2005. The Company had $14.9 million available at April 3, 2005. As of April 3, 2005, letters of credit of $1.3 million were outstanding against the $3 million sub-limit for letters of credit associated with the $19 million revolving credit facility.

Senior Notes of $4.5 million with a fixed interest rate of 10% plus additional interest contingent upon cash flow availability of 3%. The maturity date is June 30, 2006, and the notes are secured by a first lien on all assets. Minimum principal payments of $500,000 are due at the end of each calendar quarter. In the event that required debt service exceeds 85% of free cash flow (EBITDA (as hereinafter defined) less capital expenditures and cash taxes paid), the excess of contingent interest and principal amortization over 85% will be deferred until maturity of the Senior Notes in June 2006. Contingent interest plus additional principal payments will be due annually up to 85% of free cash flow. On September 30, 2002, September 30, 2003 and September 30, 2004, the Company made payments to the lenders of $1.6 million, $1.3 million and $1.3 million, respectively, related to excess cash flow.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007 (“PIK Notes”). The maturity date is July 23, 2007, and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest to occur of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing obligation at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $1.9 million is included in the Consolidated Balance Sheet as of April 3, 2005.
      These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders’ equity, as well as limitations on annual capital expenditures and operating lease commitments. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends. The Company was in compliance with these covenants as of April 3, 2005.
      Subsequent to year end, the Company amended its credit agreement to extend its revolving credit facility through July 23, 2007, to reduce the maximum available under the revolver to $7.5 million and to provide for the current payment in full of the Company’s $4.5 million senior notes in June, 2005.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also has another obligation which expires in May 2007. The balance outstanding was $38,000 as of April 3, 2005.
      Minimum annual maturities before consideration of the repayment of the senior notes in June, 2005 are as follows (in thousands):

Fiscal	Senior Notes	Sub Notes		PIK Notes	Other	Total

2006	$2,300	$—		$—	$17	$2,317
2007	2,200	—		—	19	2,219
2008	—	24,000	*	809	2	24,811

Total	$4,500	$24,000		$809	$38	$29,347

*	Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.
      As part of the Company’s refinancing of its credit facilities in July 2001, the Company issued to the lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire in six years from their date of issuance. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid-in capital in the second quarter of fiscal 2002. The dilutive effect of these warrants on earnings per share for the fiscal periods ended April 3, 2005 and March 28, 2004 was $0.22 per share and $0.18 per share, respectively. Also, in the second quarter of fiscal 2002, the Company recognized a gain of $25.0 million representing forgiveness of indebtedness income (net of $2.9 million of expenses incurred) in connection with the refinancing.
Note 6 — Income Taxes
      Income tax expense (benefit) is summarized as follows:

	2005	2004	2003

	(In thousands)
Current:
Federal	$42	$24	$127
State and local	85	296	161

Total current	127	320	288

Deferred:
Federal	(22)	(98)	(24)
State and local	—	—	—

Total deferred	(22)	(98)	(24)

Total expense	$105	$222	$264

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2005	2004

	(In thousands)
Gross deferred income tax liabilities:
Property, plant and equipment	$75	$5

Total gross deferred income tax liabilities	75	5

Gross deferred income tax assets:
Employee benefit accruals	226	448
Accounts receivable and inventory reserves	783	1,165
Net operating loss carryforward	4,909	5,535
Other	250	4

Total gross deferred income tax assets	6,168	7,152

Deferred tax asset valuation allowance	(5,973)	(7,049)

Net deferred income tax asset	$120	$98

      As of April 3, 2005, the Company has federal income tax net operating loss carryforwards totaling $14.4 million which begin expiring in the year ending March 2021.
      The following reconciles the income tax expense (benefit) at the U.S. federal income tax statutory rate to that in the financial statements:

	2005	2004	2003

	(In thousands)
Tax expense at statutory rate	$865	$1,131	$936
State income taxes, net of Federal income tax benefit	67	200	106
Valuation allowance	(1,076)	(377)	(1,776)
Disposition of subsidiary	—	(836)	—
Foreign subsidiary losses	—	29	797
Other	249	75	201

Income tax expense	$105	$222	$264

Note 7 — Retirement Plans
      Effective January 1, 1996, the Company established an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. In fiscal 2005, 2004 and 2003, employees could elect to exclude up to a maximum of $13,000, $12,000 and $11,000 of their compensation, respectively, in accordance with federal regulations. The Board of Directors determines each calendar year the portion, if any, of employee contributions that will be matched by the Company. The Company’s matching contribution to the plan including the utilization of forfeitures was approximately $176,000, $165,000, and $156,000, respectively, for fiscal 2005, 2004, and 2003. This matching represents an amount equal to 100% of the first 2% and 50% of the next 1% contributed by the employee.
Note 8 — Stock Options
      The Company accounts for its stock option plans using the intrinsic value method established by APB Opinion 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation cost has been recognized in the Company’s financial statements for its stock based compensa-

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tion plans. The Company complies with the disclosure requirements of SFAS 123, Accounting for Stock Based Compensation, which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options using the fair value method of that statement.
      The Company’s 1995 Stock Option Plan provides for the grant of non-qualified and incentive stock options to officers and key employees at prices no less than the market price of the stock on the date of each grant. It also provides for a fixed annual grant of 2,000 non-qualified stock options to each non-employee director the day after each year’s annual meeting of shareholders. During each of fiscal years 2005, 2004, 2003 and 2002, 14,000 non-qualified options were issued to non-employee directors. One-third of the non-qualified options become exercisable on each of the first three anniversaries of their issuances and the options expire on the fifth anniversary of their issuance.
      A total of 1,930,000 shares of common stock had been authorized for issuance under the plan until July 21, 2003 when the number authorized for issuance was amended to be 1,292,513. At April 3, 2005, 462,150 options were reserved for future issuance. The options outstanding at April 3, 2005 expire through November 7, 2013, have a weighted average remaining contractual life of 6.73 years, and include 436,982 options exercisable at April 3, 2005 with a weighted average exercise price of $0.84.
      The following table summarizes stock option activity during each of the most recent three fiscal years:

			Weighted
	Number of	Exercise Price	Average
	Shares	per Share	Exercise Price

Options outstanding March 31, 2002	258,100	$0.18-17.5	$3.42
Options granted	328,000	0.71	0.71
Options canceled	(61,550)	0.18-17.5	7.18

Options outstanding March 30, 2003	524,550	0.18-8.06	1.28
Options granted	174,750	0.65	0.65
Options exercised	(2,500)	0.18	0.18
Options canceled	(118,900)	0.18-8.06	2.73

Options outstanding March 28, 2004	577,900	0.18-2.31	0.95
Options granted	14,000	0.65	0.65
Options exercised	(1,000)	0.18	0.18
Options canceled	(56,550)	0.65-2.31	0.87

Options outstanding April 3, 2005	534,350	$0.18-2.31	$0.81

      The following table summarizes information about stock options outstanding and exercisable at April 3, 2005 by range of exercise price:

		Weighted	Weighted		Weighted
		Avg.	Avg. Exercise		Avg. Exercise
	Number of	Remaining	Price of	Number of	Price of
	Options	Contractual	Options	Shares	Shares
Range of Exercise Prices	Outstanding	Life	Outstanding	Exercisable	Exercisable

$0.18-0.41	46,000	4.89 years	$0.25	46,000	$0.25
$0.65	166,750	7.82 years	0.65	74,044	0.65
$0.71	213,500	7.07 years	0.71	208,838	0.71
$1.06-1.19	76,500	5.34 years	1.12	76,500	1.12
$2.31	31,600	4.74 years	2.31	31,600	2.31

	534,350			436,982

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 9 — Major Customers
      The table below indicates customers representing more than 10% of sales.

	Fiscal Year

	2005	2004	2003

Toys R Us	36%	36%	31%
Wal-Mart Stores, Inc.	29%	27%	30%
Target Corporation	12%	12%	10%

Note 10 —	Commitments and Contingencies
      The following table summarizes the maturity or expiration dates of mandatory financial obligations and commitments for the following periods.

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(In thousands)
Contractual Obligations
Long-Term Debt Obligations	$29,309	$2,300	$27,009	$—	$—
Capital Lease Obligations	38	17	21	—	—
Operating Lease Obligations	1,721	1,130	571	20	—
Purchase Obligations	26	21	5	—	—
Minimum Royalty Obligations	2,878	2,878	—	—	—

Total Contractual Obligations	$33,972	$6,346	$27,606	$20	$—

      As discussed in Note 5, the Company elected to accelerate the repayment of $4.5 million of senior notes included in long-term debt obligations. The Company repaid such amounts in full in June, 2005, and $2.2 million of such repayment is included in the 1-3 years category in the table above.
      Total rent expense was $1.6 million, $1.7 million, and $1.6 million for the years ended April 3, 2005, March 28, 2004, and March 30, 2003, respectively.
      Total royalty expense, net of royalty income, was $5.0 million, $5.7 million, and $6.5 million, for fiscal 2005, 2004, and 2003, respectively.
      The Company is a party to various routine legal proceedings primarily involving commercial claims and workers’ compensation claims. While the outcome of these routine claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of such proceedings in the aggregate, even if determined adversely, would not have a material adverse affect on our consolidated financial position, results of operations or liquidity.

CROWN CRAFTS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Selected Quarterly Financial Information
UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	In thousands, except per share amounts
Fiscal Year ended April 3, 2005
Net sales	$16,908	$23,025	$20,664	$23,311
Gross profit	3,474	4,639	4,402	4,510
Net income (loss)	(102)	844	918	778
Basic net income (loss) per share	(0.01)	0.09	0.10	0.08
Diluted net income (loss) per share	(0.01)	0.04	0.04	0.04
Fiscal Year ended March 28, 2004
Net sales	$18,465	$22,001	$20,717	$25,044
Gross profit	4,161	4,872	4,489	6,072
Net income (loss)	(114)	924	719	1,574
Basic net income (loss) per share	(0.01)	0.10	0.08	0.17
Diluted net income (loss) per share	(0.01)	0.04	0.03	0.07