Form 10-Q
period 2005-07-03
CROWN CRAFTS INC
filed 2005-08-16
CIK 25895

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes ☐  No ☑
     The number of shares of common stock, $0.01 par value, of the Registrant outstanding as of July 3, 2005 was 9,505,937.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 3, 2005 and April 3, 2005
(UNAUDITED)
(dollar amounts in thousands, except share and per share amounts)

	July 3, 2005	April 3, 2005
ASSETS
Current assets:
Cash and cash equivalents	$393	$955
Accounts receivable, net of allowances of $1,603 at July 3, 2005 and $1,411 at April 3, 2005
Due from factor	7,817	13,258
Other	1,440	1,110
Inventories, net	15,739	12,544
Prepaid expense	1,340	1,450

Total current assets	26,729	29,317
Property, plant and equipment — at cost:
Land, buildings and improvements	1,452	1,447
Machinery and equipment	2,843	2,657
Furniture and fixtures	665	661

	4,960	4,765
Less accumulated depreciation	3,288	3,179

Property, plant and equipment — net	1,672	1,586
Other assets:
Goodwill, net	22,974	22,974
Other	253	247

Total other assets	23,227	23,221

Total Assets	$51,628	$54,124

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,686	$3,729
Accrued wages and benefits	809	669
Accrued royalties	1,121	1,051
Other accrued liabilities	324	398
Current maturities of long-term debt	18	2,317

Total current liabilities	7,958	8,164
Non-current liabilities:
Long-term debt	23,064	25,085

Total non-current liabilities	23,064	25,085

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock — par value $0.01 per share, 74,000,000 shares authorized, 9,505,937 shares outstanding	95	95
Additional paid-in capital	38,244	38,244
Accumulated deficit	(17,733)	(17,464)

Total shareholders’ equity	20,606	20,875

Total Liabilities and Shareholders’ Equity	$51,628	$54,124

See notes to unaudited consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Three-Month Periods Ended July 3, 2005 and June 27, 2004
(UNAUDITED)
(amounts in thousands, except per share amounts)

	July 3,	June 27,
	2005	2004
Net sales	$13,659	$16,908
Cost of products sold	10,692	13,434

Gross profit	2,967	3,474
Marketing and administrative expenses	2,468	2,622

Income from operations	499	852
Other income (expense):
Interest expense	(802)	(946)
Other — net	42	16

(Loss) before income taxes	(261)	(78)
Income tax expense	8	24

Net (loss)	(269)	(102)

Basic (loss) per share	$(0.03)	$(0.01)

Diluted (loss) per share	$(0.03)	$(0.01)

Weighted average shares outstanding — basic	9,506	9,505

Weighted average shares outstanding — diluted	9,506	9,505

See notes to unaudited consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended July 3, 2005 and June 27, 2004
(UNAUDITED)
(amounts in thousands)

	July 3,	June 27,
	2005	2004
Operating activities:

Net (loss)	$(269)	$(102)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	109	137
Discount accretion	183	163
Changes in assets and liabilities
Accounts receivable	5,111	7,506
Inventories, net	(3,195)	(4,805)
Prepaid expenses	110	188
Other assets	(6)	(10)
Accounts payable	1,957	1,013
Accrued liabilities	136	81

Net cash provided by operating activities	4,136	4,171

Investing activities:
Capital expenditures	(195)	(45)
Proceeds from disposition of assets	—	3

Net cash (used in) investing activities	(195)	(42)

Financing activities:
Payment of long-term borrowing	(4,503)	(3,945)
Long-term borrowing	—	1,946

Net cash (used in) financing activities	(4,503)	(1,999)

Net (decrease) increase in cash and cash equivalents	(562)	2,130
Cash and cash equivalents at beginning of period	955	7

Cash and cash equivalents at end of period	$393	$2,137

Supplemental cash flow information:

Income taxes received	$(41)	$(2)
Interest paid	679	685
See notes to unaudited consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE THREE -MONTH PERIODS ENDED JULY 3, 2005 AND JUNE 27, 2004
1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of July 3, 2005 and the results of its operations and cash flows for the periods presented. Such adjustments include normal recurring accruals. Operating results for the three-month period ended July 3, 2005 are not necessarily indicative of the results that may be expected for the year ending April 2, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended April 3, 2005 of the Company.

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

Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.3 million at July 3, 2005 and April 3, 2005. The Company performed fair value based impairment tests on its goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets and determined that the fair value exceeded the recorded value at March 29, 2004 and April 4, 2005.

Provision for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets have been reduced by a valuation allowance, if necessary, in the amount of any tax benefits that based on available evidence, are not expected to be realized. Since the Company has federal income tax net operating loss carryforwards, the future benefits of which are largely offset by a valuation allowance, provisions for income taxes relate primarily to state and local income taxes.

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed upon deductions for items such as advertising and warehouse allowances and volume rebates. These deductions are recorded throughout the year commensurate with sales activity. Historically, funding occurred in the fourth quarter of the fiscal year causing the balance to be highest in the third quarter. However, beginning in fiscal year 2006, funding of the majority of the Company’s allowances will occur on a per-invoice basis.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses incurred in cost of sales amounted to $1 million in each of the three months ended July 3, 2005 and June 27, 2004.

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

In December 2004, the FASB issued Statement 123R, Share-Based Payment, an Amendment of FASB Statement No. 123, which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and will be effective for public companies for annual periods beginning after June 15, 2005. This Statement will eliminate the ability to account for stock-based compensation transactions using APB 25 and, generally, will require instead that such transactions be accounted for using a fair-value based method. Had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share as set forth below. The Company will be required to begin expensing stock options in the first quarter of fiscal year 2007.

For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the method under SFAS 123, the Company’s net loss and loss per share would have been as indicated below:

	Three months ended
	July 3, 2005	June 27, 2004
Net (loss), as reported	$(269)	$(102)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5)	(9)

Pro forma net (loss)	$(274)	$(111)

(Loss) per share:
Basic — as reported	$(0.03)	$(0.01)

Basic — pro forma	$(0.03)	$(0.01)

Diluted — as reported	$(0.03)	$(0.01)

Diluted — pro forma	$(0.03)	$(0.01)

2. Inventory: Major classes of inventory were as follows (in thousands):

	July 3, 2005	April 3, 2005
Raw Materials	$796	$633
Work in Process	309	210
Finished Goods	14,634	11,701

	$15,739	$12,544

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.8 million and $0.7 million at July 3, 2005 and April 3, 2005, respectively.

3.	Financing Arrangements

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

Notes Payable and Other Credit Facilities: At July 3, 2005 and April 3, 2005, long-term debt consisted of:

	July 3,	April 3,
	2005	2005
Senior notes and senior subordinated notes	$16,034	$20,538
Floating rate revolving credit facilities	—	—
Non-interest bearing notes	8,810	8,809
Original issue discount	(1,762)	(1,945)

	23,082	27,402
Less current maturities	18	2,317

	$23,064	$25,085

     The Company’s existing credit facilities include the following:
Revolving Credit of up to $7.5 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (7.25% at July 3, 2005) for base rate borrowings and LIBOR plus 2.75% (6.09% at July 3, 2005) for Euro-dollar borrowings. The maturity date is July 23, 2007. The facility is secured by a first lien on all assets. There was no balance outstanding at July 3, 2005. The Company had $6.2 million available at July 3, 2005. As of July 3, 2005, letters of credit of $1.3 million were outstanding against the $1.5 million sub-limit for letters of credit associated with the $7.5 million revolving credit facility.
Senior Notes of $4.5 million with a fixed interest rate of 10% and provisions for contingent additional interest existed at April 3, 2005. The entire balance was paid in full in the first quarter of fiscal year 2006.
Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007 (“PIK Notes”). The maturity date is July 23, 2007, and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest to occur of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing obligation at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $1.8 million is included in the Consolidated Balance Sheet as of July 3, 2005.
     These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders’ equity, as well as limitations on annual capital expenditures and operating lease commitments. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends. The Company was in compliance with these covenants as of July 3, 2005.
     The Company also has an equipment lease which expires in May 2007. The balance outstanding was $34,000 as of July 3, 2005.

Minimum annual maturities are as follows: (in thousands)

		Sub	PIK
Fiscal	Revolver	Notes	Notes	Other	Total
2006	—	—	—	13	13
2007	—	—	—	19	19
2008	—	24,000 *	810	2	24,812

Total	$—	$24,000	$810	$34	$24,844

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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company operates indirectly through its subsidiaries, Crown Crafts Infant Products, Inc., Hamco, Inc. and Churchill Weavers, Inc., primarily in the Infant and Juvenile Products segments within the Consumer Products industry. The Company’s offices are located in Huntington Beach and Compton, California; Gonzales, Louisiana; Berea, Kentucky; Rogers, Arkansas and Lynn Haven, Florida.
The Infant and Juvenile Products segments consist of bedding, bibs, soft goods, Pillow Buddies® and accessories. The infant and juvenile products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers’ private labels. The products are produced primarily by foreign contract manufacturers, then warehoused and shipped from a facility in Compton, California and Gonzales, Louisiana. The Company intends to close the Gonzales, Louisiana facility during the second quarter of fiscal year 2006, after which all subsequent shipments will be made from Compton, California. Sales are generally made directly to retailers, primarily mass merchants, large chain stores and gift stores.
The Company also produces hand-woven adult throws, adult scarves and infant blankets. Sales are generally made to major department stores, specialty shops and designer showrooms.
The infant consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers (both branded and private label), including Kids Line, LLC; Springs Industries; Dolly Inc.; Co Ca Lo, Inc.; Carters, Inc.; Riegel Textile Corporation; Danara International, Ltd.; Luv n’ Care, Ltd.; The First Years Inc.; Sassy Inc.; Triboro Quilt Manufacturing Inc. and Gerber Childrenswear, Inc. The Company competes on the basis of quality, design, price, brand name recognition, service and packaging. The Company’s ability to compete depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names.

RESULTS OF OPERATIONS
THREE-MONTH PERIOD ENDED JULY 3, 2005 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 27, 2004
The following table contains results of operations data for the three months ended July 3, 2005 and June 27, 2004 and the dollar and percentage variances among those periods.

	Three-months ended
	July 3, 2005	June 27, 2004	$ change	% change
	Dollars in thousands
Net Sales by Category

Bedding, Blankets and Accessories	$8,984	$11,060	$(2,076)	-18.8%
Bibs and Bath	4,159	5,334	(1,175)	-22.0%
Handwoven Products	516	514	2	0.4%
Total Net Sales	13,659	16,908	(3,249)	-19.2%
Cost of Products Sold	10,692	13,434	(2,742)	-20.4%
Gross Profit	2,967	3,474	(507)	-14.6%
% of Net Sales	21.7%	20.5%

Marketing and Administrative Expenses	2,468	2,622	(154)	-5.9%
% of Net Sales	18.1%	15.5%
Interest Expense	802	946	(144)	-15.3%
Other — net	42	16	26	162.6%
Income Tax Expense	8	24	(16)	66.7%
Net (Loss)	(269)	(102)	(167)	163.5%
% of Net Sales	-2.0%	-0.6%
Net Sales: Sales of bedding, blankets and accessories decreased in the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 largely due to customer-driven shifting of sales between quarters and a significant customer’s reducing its on-hand inventory levels and thereby decreasing replenishment orders. Bib and bath sales decreased primarily as a result of decreased replenishment orders due to programs ending and preparations made for new programs to ship in the second quarter and the loss of a bath program at a significant customer in fiscal year 2005. In addition, the elimination of quota on goods from China effective January 1, 2005 led to a reduction in the Company’s top line sales volume. These decreases were partially offset by an increase in a brand due to an increased number of stores that carry the brand. The level of receivables at July 3, 2005 was consistent with the lower level of sales in the first quarter while the increase in inventory corresponds to the typical build-up in inventory in anticipation of the normal seasonal pattern of higher second quarter sales.
Gross Profit: Gross profit as a percentage of sales increased in the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 because the Company has begun shipping merchandise that is benefiting from the removal of quota.
Marketing and Administrative Expenses: Marketing and administrative expenses decreased slightly in the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 as a result of reductions in labor and commissions expenses. The increase in marketing and administrative expenses as a percentage of sales is a direct result of the decrease in net sales.
Interest Expense: The decrease in interest expense for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 is due to a lower average debt balance. The Company had $23.1 million in total debt at July 3, 2005, compared to $29.6 million at June 27, 2004. The decrease in debt reflects quarterly payments on the Company’s senior notes through March 2005 followed by a pay-off in full of the senior notes in June 2005 for a total reduction of senior debt of $7.5 million over the twelve month period. Such decrease has been offset by an increase in debt related to the amortization of the discount discussed in Note 3 to the financial statements included in this report and the annual issuance of promissory notes related to the payment of interest on the Company’s senior subordinated notes.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $4.1 million for the first three months of fiscal year 2006 compared to net cash provided by operating activities of $4.2 million for the first three months of fiscal year 2005. Net cash used in investing activities was $195,000 in the first three months of fiscal year 2006 and $42,000 in the prior year period. The increase in cash used for investing activities is due to capital expenditures related to the conversion of one of the Company’s subsidiaries to a software system currently used by other locations. Net cash used in financing activities was $4.5 million compared to net cash used in financing activities of $2.0 million in the prior year period. The increase in cash used in financing activities was due to the payment in full of the Company’s $4.5 million senior notes in June, 2005 offset by a decrease in draws against the Company’s revolving line of credit.
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
To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2007, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime minus 0.5% (5.75% at July 3, 2005) until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.
FORWARD — LOOKING INFORMATION
This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company’s results of operations and financial condition.
ITEM 3 — QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was no balance outstanding at July 3, 2005 or April 3, 2005. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 75% of gross sales, and 53% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3 — Defaults Upon Senior Securities
     None
Item 4 — Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of the Company was held on August 9, 2005 at the Company’s corporate headquarters in Gonzales, Louisiana. The proposals set forth below were voted on at the meeting with the following results:
1.	Election of two members to the board of directors to hold office for a three-year term. The results were as follows :

Director Nominee	For	Authority Withheld
Donald Ratajczak	6,873,086	1,625,881
James A. Verbrugge	6,895,986	1,602,981
2.	Transaction of such other business as may properly come before the annual meeting or any adjournments or postponements thereof. The results were as follows:

For	6,608,111
Against	1,680,042
Abstain	210,814
     Each of the foregoing proposals was set forth and described in the Notice of Annual Meeting and Proxy Statement of the Company dated July 8, 2005.
Item 5 — Other Information
     None

Item 6 — Exhibits

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

CROWN CRAFTS, INC.

Date: August 16, 2005	/s/ Amy Vidrine Samson

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