Form 10-Q
period 2005-10-02
CROWN CRAFTS INC
filed 2005-11-15
CIK 25895

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to___
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 2, 2005 was 9,505,937.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 2, 2005 and April 3, 2005
(UNAUDITED)
(dollar amounts in thousands, except share and per share amounts)

	October 2, 2005	April 3, 2005
ASSETS
Current assets:
Cash and cash equivalents	$426	$955

Accounts receivable (net of allowances of $1,767 at October 2, 2005 and $1,411 at April 3, 2005)
Due from factor	10,795	13,258
Other	3,475	1,110
Inventories, net	12,099	12,544
Prepaid expense	1,004	1,450

Total current assets	27,799	29,317
Property, plant and equipment — at cost:
Land, buildings and improvements	1,385	1,447
Machinery and equipment	2,943	2,657
Furniture and fixtures	650	661

	4,978	4,765
Less accumulated depreciation	3,298	3,179

Property, plant and equipment — net	1,680	1,586
Other assets:
Goodwill, net	22,974	22,974
Other	262	247

Total other assets	23,236	23,221

Total Assets	$52,715	$54,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,149	$3,729
Accrued wages and benefits	598	669
Accrued royalties	1,546	1,051
Other accrued liabilities	130	398
Current maturities of long-term debt	18	2,317

Total current liabilities	7,441	8,164
Non-current liabilities:
Long-term debt	23,516	25,085

Total non-current liabilities	23,516	25,085

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock — par value $0.01 per share, 74,000,000 shares authorized, 9,505,937 shares outstanding	95	95
Additional paid-in capital	38,244	38,244
Accumulated deficit	(16,581)	(17,464)

Total shareholders’ equity	21,758	20,875

Total Liabilities and Shareholders’ Equity	$52,715	$54,124

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six-Month Periods Ended October 2, 2005 and September 26, 2004
(UNAUDITED)
(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Net sales	$21,285	$23,025	$34,944	$39,933
Cost of products sold	16,676	18,386	27,368	31,820

Gross profit	4,609	4,639	7,576	8,113
Marketing and administrative expenses	2,596	2,760	5,064	5,383

Income from operations	2,013	1,879	2,512	2,730
Other income (expense):
Interest expense	(740)	(937)	(1,541)	(1,882)
Other — net	(25)	(10)	17	5

Income before income taxes	1,248	932	988	853
Income tax expense	97	88	105	112

Net income	$1,151	$844	$883	$741

Basic income per share	$0.12	$0.09	$0.09	$0.08

Diluted income per share	$0.05	$0.04	$0.04	$0.03

Weighted average shares outstanding — basic	9,506	9,505	9,506	9,505

Weighted average shares outstanding — diluted	21,441	22,260	21,386	22,250

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended October 2, 2005 and September 26, 2004
(UNAUDITED)
(amounts in thousands)

	October 2,	September 26,
	2005	2004
Operating activities:

Net income	$883	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	230	250
Loss (gain) on sale of property, plant and equipment	14	(2)
Discount accretion	372	331
Changes in assets and liabilities
Accounts receivable	98	5,461
Inventories, net	445	(4,634)
Prepaid expenses	446	598
Other assets	(15)	(3)
Accounts payable	1,420	(267)
Accrued liabilities	424	215

Net cash provided by operating activities	4,317	2,690

Investing activities:
Capital expenditures	(339)	(93)
Proceeds from disposition of assets	1	6

Net cash (used in) investing activities	(338)	(87)

Financing activities:
Payment of long-term borrowing	(12,300)	(10,642)
Borrowings against line of credit	7,792	8,140

Net cash (used in) financing activities	(4,508)	(2,502)

Net (decrease) increase in cash and cash equivalents	(529)	101
Cash and cash equivalents at beginning of period	955	7

Cash and cash equivalents at end of period	$426	$108

Supplemental cash flow information:

Income taxes received	$(33)	$—
Interest paid	1,159	1,335
Accrued interest converted to long-term debt	268	268
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE THREE AND SIX-MONTH PERIODS ENDED OCTOBER 2, 2005 AND SEPTEMBER 26, 2004
1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of October 2, 2005 and the results of its operations and cash flows for the periods presented. Such adjustments include normal recurring accruals. Operating results for the three and six-month periods ended October 2, 2005 are not necessarily indicative of the results that may be expected for the year ending April 2, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended April 3, 2005 of the Company.
Revenue Recognition: Sales are recorded when goods are shipped to customers and are reported net of allowances for estimated returns and allowances in the consolidated statement of income. Allowances for returns are estimated based on historical rates. Allowances for returns, advertising allowances, warehouse allowances and volume rebates are netted against sales. These allowances are recorded commensurate with sales activity and the cost of such allowances is netted against sales in reporting the results of operations. Shipping and handling costs, net of amounts reimbursed by customers are relatively insignificant and are included in net sales.
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
Segment and Related Information: The Company operates primarily in one principal segment, infant and juvenile products. These products consist of infant bedding, bibs and soft goods.
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
Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.3 million at October 2, 2005 and April 3, 2005. The Company performed fair value based impairment tests on its goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets, and determined that the fair value exceeded the recorded value at March 29, 2004 and April 4, 2005.
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
The allowances for customer deductions, which is netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, markdowns, and warehouse and other allowances. Consistent with the guidance provided in EITF 01-9, all such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities. When a customer requests deductions, the allowances are reduced to reflect such payments.
The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of the customer initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity.
Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses included in cost of sales amounted to $2.4 million and $2.6 million for the six-month periods ended October 2, 2005 and September 26, 2004, respectively.
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
In December 2004, the FASB issued Statement 123R, Share-Based Payment, an Amendment of FASB Statement No. 123, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and is effective for public companies for annual periods beginning after June 15, 2005. This Statement eliminates the ability to account for stock-based compensation transactions using APB 25 and, generally, requires instead that such transactions be accounted for using a fair-value based method. Had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share as set forth below. The Company will be required to begin expensing stock options in the first quarter of fiscal year 2007.
For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the method under SFAS 123, the Company’s net income and income per share would have been as indicated below:

	Three months ended		Six months ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Net income, as reported	$1,151	$844	$883	$741

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(11)	(22)	(22)	(44)

Pro forma net income	$1,140	$822	$861	$697

Income per share:
Basic — as reported	$0.12	$0.09	$0.09	$0.08

Basic — pro forma	$0.12	$0.09	$0.09	$0.07

Diluted — as reported	$0.05	$0.04	$0.04	$0.03

Diluted — pro forma	$0.05	$0.04	$0.04	$0.03

2.	Inventory: Major classes of inventory were as follows (in thousands):

	October 2, 2005	April 3, 2005
Raw Materials	$476	$633
Work in Process	133	210
Finished Goods	11,490	11,701

	$12,099	$12,544

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.7 million at October 2, 2005 and April 3, 2005.
3.	Financing Arrangements
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
Notes Payable and Other Credit Facilities: At October 2, 2005 and April 3, 2005, long-term debt consisted of:

	October 2,	April 3,
	2005	2005
Senior notes and senior subordinated notes	$16,030	$20,538
Floating rate revolving credit facilities	—	—
Non-interest bearing notes	9,077	8,809
Original issue discount	(1,573)	(1,945)

	23,534	27,402
Less current maturities	18	2,317

	$23,516	$25,085

The Company’s existing credit facilities include the following:
Revolving Credit of up to $7.5 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (7.75% at October 2, 2005) for base rate borrowings and LIBOR plus 2.75% (6.59% at October 2, 2005) for Euro-dollar borrowings. The maturity date is July 23, 2007. The facility is secured by a first lien on all assets. The Company made periodic draws against this credit line during the quarter for short-term cash flow needs but repaid such amounts by the end of the quarter. There was no balance outstanding at October 2, 2005. The Company had $6.2 million available at October 2, 2005. As of October 2, 2005, letters of credit of $1.3 million were outstanding against the $1.5 million sub-limit for letters of credit associated with the $7.5 million revolving credit facility.
Senior Notes of $4.5 million with a fixed interest rate of 10% and provisions for contingent additional interest existed at April 3, 2005. The entire balance was paid in full in the first quarter of fiscal year 2006.
Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007 (“PIK Notes”). The maturity date is July 23, 2007, and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest to occur of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing obligation at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $1.6 million is included in the Consolidated Balance Sheet as of October 2, 2005.
     These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders’ equity, as well as limitations on annual capital expenditures and operating lease commitments. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends. The Company was in compliance with these covenants as of October 2, 2005.
     The Company also has an equipment lease which expires in May 2007. The balance outstanding was $30,000 as of October 2, 2005.
     Minimum annual maturities are as follows (in thousands):

		Sub		PIK
Fiscal	Revolver	Notes		Notes	Other	Total
2006	—	—		—	10	10
2007	—	—		—	18	18
2008	—	24,000	*	1,077	2	25,079

Total	$—	$24,000		$1,077	$30	$25,107

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
The Infant and Juvenile Products segments consist of bedding, bibs, soft goods, Pillow Buddies® and accessories. The Company’s infant and juvenile products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers’ private labels. The products are produced primarily by foreign contract manufacturers, then warehoused and shipped from a facility in Compton, California. The Company also had a warehouse facility in Gonzales, Louisiana which was closed during the second quarter of fiscal year 2006. All shipments previously shipped from this warehouse will be made from Compton, California. Sales are generally made directly to retailers, primarily mass merchants, large chain stores and specialty stores. The Company also produces hand-woven adult throws, adult scarves and infant blankets. Sales of these products are generally made to major department stores, specialty shops, gift stores and designer showrooms.
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
RESULTS OF OPERATIONS
The following table contains results of operations data for the three and six months ended October 2, 2005 and September 26, 2004 and the dollar and percentage variances among those periods.

	Three months ended				Six months ended
	Oct. 2, 2005	Sept. 26, 2004	$ change	% change	Oct. 2, 2005	Sept. 26, 2004	$ change	% change
	Dollars in thousands				Dollars in thousands
Net Sales by Category

Bedding, Blankets and Accessories	$14,786	$16,300	$(1,514)	-9.3%	$23,770	$27,360	$(3,590)	-13.1%

Bibs and Bath	5,770	5,880	(110)	-1.9%	9,929	11,214	(1,285)	-11.5%

Handwoven Products	729	845	(116)	-13.7%	1,245	1,359	(114)	-8.4%

Total Net Sales	21,285	23,025	(1,740)	-7.6%	34,944	39,933	(4,989)	-12.5%

Cost of Products Sold	16,676	18,386	(1,710)	-9.3%	27,368	31,820	(4,452)	-14.0%

Gross Profit	4,609	4,639	(30)	-0.6%	7,576	8,113	(537)	-6.6%

% of Net Sales	21.7%	20.1%			21.7%	20.3%

Marketing and Administrative Expenses	2,596	2,760	(164)	-5.9%	5,064	5,383	(319)	-5.9%

% of Net Sales	12.2%	12.0%			14.5%	13.5%

Interest Expense	740	937	(197)	-21.0%	1,541	1,882	(341)	-18.1%

Other — net	25	10	15	150.0%	(17)	(5)	(12)	240.0%

Income Tax Expense	97	88	9	10.2%	105	112	(7)	-6.3%

Net Income	1,151	844	307	36.4%	883	741	142	19.2%

% of Net Sales	5.4%	3.7%			2.5%	1.9%

Net Sales: Sales of bedding, blankets and accessories decreased in the second quarter of fiscal year 2006 as compared to the second quarter of fiscal year 2005. Of the decrease, $900,000 is due to the Company’s shipping several new product placements to key customers in the second quarter of fiscal year 2005, which was not repeated at the same levels in fiscal year 2006, $900,000 is a result of an erosion in prices due to a change in shipping points on a program from FOB United States to FOB Asia that was agreed upon by the Company and one of its major customers in order to streamline the distribution process, and $200,000 represents a decrease in Pillow Buddies® sales as business for this product has been comparatively weaker in the current year because retail dollars have not been allocated to the product. These decreases in sales are offset partially by an increase of $300,000 due to a significant customer’s increasing its on-hand inventory levels, thereby increasing replenishment orders after maintaining lower in-stock inventory levels in the first quarter.
Sales of bedding, blankets and accessories decreased in the first six months of fiscal year 2006 as compared to the first six months of fiscal year 2005. Of the decrease, $1.3 million is the result of significant customers reducing their on-hand inventory levels, $1.1 million is due to customer-driven shifting of sales between quarters, $1 million is caused by an erosion of prices, $900,000 is the result of new product placements being shipped in the prior year at levels that were not repeated in the current year, and $300,000 is a result of a decrease in Pillow Buddies® sales. These decreases are partially offset by an overall net increase in sales of some of the Company’s brands of $1.0 million.
Bib and bath sales decreased in the first six moths of fiscal year 2006 as compared to the first six months of fiscal year 2005. Of the decrease, $1.1 million is the result of lower replenishment orders and $600,000 is due to the loss of a bath program at a significant customer in fiscal year 2005. These decreases were partially offset by a $400,000 increase in new product placements being shipped in the current year that were not shipped in the prior year.
Gross Profit: Gross profit as a percentage of sales increased for both the three and six-month periods of fiscal year 2006 as compared to the same periods of fiscal year 2005 because the Company has begun shipping merchandise that is benefiting from the removal of quota, the completion of the Company’s transition out of domestic manufacturing and the continuous efforts made by management to source products from more cost-effective suppliers. Included in the second quarter cost of sales are retention bonuses and freight of $88,000 associated with the relocation of the Gonzales, Louisiana distribution center to Compton, California.
Marketing and Administrative Expenses: Marketing and administrative expenses decreased slightly in both the three and six-month periods of fiscal year 2006 as compared to the same periods of fiscal year 2005 as a result of reductions in labor and commissions expenses. The majority of the increase in marketing and administrative expenses as a percentage of sales is a direct result of the decrease in net sales for the year. In addition, the payment of $70,000 of retention bonuses related to the relocation of the California finance department to Louisiana is included in the second quarter.
Interest Expense: The decrease in interest expense for the three and six-month periods of fiscal year 2006 as compared to fiscal year 2005 is due to a lower average debt balance. The Company had $23.5 million in total debt at October 2, 2005, compared to $29.6 million at September 26, 2004. The decrease in debt reflects quarterly payments on the Company’s senior notes through March 2005 followed by a pay-off in full of the senior notes in June 2005, for a total reduction of senior debt of $7 million over the twelve-month period. Such decrease has been offset by an increase in debt related to the amortization of the discount discussed in Note 3 to the financial statements included in this report and the annual issuance of promissory notes related to the deferred payment of interest on the Company’s senior subordinated notes.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $4.3 million for the first six months of fiscal year 2006 compared to net cash provided by operating activities of $2.7 million for the first six months of fiscal year 2005. The increase in cash provided by operating activities is primarily due to changes in inventory and accounts payable balances offset by a change in accounts receivable balances. Net cash used in investing activities was $338,000 in the first six months of fiscal year 2006 and $87,000 in the prior year period. The increase in cash used for investing activities is due to capital expenditures related to the conversion of one of the Company’s subsidiaries to a software system currently used by other locations. Net cash used in financing activities was $4.5 million compared to net cash used in financing activities of $2.5 million in the prior year period. The increase in cash used in financing activities was due to the payment in full of the Company’s $4.5 million senior notes in June, 2005 offset by a decrease in draws against the Company’s revolving line of credit.

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
To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2007, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime minus 0.5% (6.00% at October 2, 2005) until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was no balance outstanding at October 2, 2005 or April 3, 2005. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 80% of gross sales, and 47% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.
ITEM 4 — CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

During the quarter ended October 2, 2005, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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

CROWN CRAFTS, INC.

Date: November 15, 2005	/s/ Amy Vidrine Samson

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