Form 10-Q
period 2006-01-01
CROWN CRAFTS INC
filed 2006-02-15
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2006

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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 1, 2006 was 9,505,937.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 1, 2006 and April 3, 2005
(UNAUDITED)
(dollar amounts in thousands, except share and per share amounts)

	January 1, 2006	April 3, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,803	$955
Accounts receivable (net of allowances of $1,623 at January 1, 2006 and $1,411 at April 3, 2005)
Due from factor	9,576	13,258
Other	2,457	1,110
Inventories, net	12,730	12,544
Prepaid expense	2,298	1,450

Total current assets	29,864	29,317
Property, plant and equipment — at cost:
Land, buildings and improvements	1,380	1,447
Machinery and equipment	3,043	2,657
Furniture and fixtures	651	661

	5,074	4,765
Less accumulated depreciation	3,421	3,179

Property, plant and equipment — net	1,653	1,586
Other assets:
Goodwill, net	22,974	22,974
Other	214	247

Total other assets	23,188	23,221

Total Assets	$54,705	$54,124

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,831	$3,729
Accrued wages and benefits	907	669
Accrued royalties	1,264	1,051
Other accrued liabilities	157	398
Current maturities of long-term debt	19	2,317

Total current liabilities	8,178	8,164
Non-current liabilities:
Long-term debt	23,706	25,085

Total non-current liabilities	23,706	25,085

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock — par value $0.01 per share, 74,000,000 shares authorized, 9,505,937 shares outstanding	95	95
Additional paid-in capital	38,244	38,244
Accumulated deficit	(15,518)	(17,464)

Total shareholders’ equity	22,821	20,875

Total Liabilities and Shareholders’ Equity	$54,705	$54,124

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine-Month Periods Ended January 1, 2006 and December 26, 2004
(UNAUDITED)
(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

Net sales	$17,882	$20,664	$52,826	$60,597
Cost of products sold	13,557	16,262	40,925	48,083

Gross profit	4,325	4,402	11,901	12,514
Marketing and administrative expenses	2,479	2,706	7,542	8,089

Income from operations	1,846	1,696	4,359	4,425
Other income (expense):
Interest expense	(773)	(932)	(2,315)	(2,814)
Other — net	3	83	20	88

Income before income taxes	1,076	847	2,064	1,699
Income tax expense (benefit)	13	(71)	118	41

Net income	$1,063	$918	$1,946	$1,658

Basic income per share	$0.11	$0.10	$0.20	$0.17

Diluted income per share	$0.05	$0.04	$0.09	$0.08

Weighted average shares outstanding — basic	9,506	9,505	9,506	9,505

Weighted average shares outstanding — diluted	21,749	21,154	21,513	21,935

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended January 1, 2006 and December 26, 2004
(UNAUDITED)
(amounts in thousands)

	January 1,	December 26,
	2006	2004
Operating activities:

Net income	$1,946	$1,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	353	354
Loss (gain) on sale of property, plant and equipment	14	(2)
Discount accretion	567	503
Changes in assets and liabilities
Accounts receivable	2,335	5,241
Inventories, net	(186)	(3,846)
Prepaid expenses	(848)	(494)
Other assets	33	27
Accounts payable	2,102	84
Accrued liabilities	478	(511)

Net cash provided by operating activities	6,794	3,014

Investing activities:
Capital expenditures	(435)	(122)
Proceeds from disposition of assets	1	6

Net cash (used in) investing activities	(434)	(116)

Financing activities:
Payment of long-term borrowing	(13,136)	(23,471)
Borrowings against line of credit	8,624	20,632

Net cash (used in) financing activities	(4,512)	(2,839)

Net increase in cash and cash equivalents	1,848	59

Cash and cash equivalents at beginning of period	955	7

Cash and cash equivalents at end of period	$2,803	$66

Supplemental cash flow information:

Income taxes (received) paid	$(17)	$16
Interest paid	1,606	2,241
Accrued interest converted to long-term debt	268	268
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE THREE AND NINE-MONTH PERIODS ENDED JANUARY 1, 2006 AND DECEMBER 26, 2004
1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of January 1, 2006 and the results of its operations and cash flows for the periods presented. Such adjustments include normal recurring accruals. Operating results for the three and nine-month periods ended January 1, 2006 are not necessarily indicative of the results that may be expected for the year ending April 2, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended April 3, 2005 of the Company.

Revenue Recognition: Sales are recorded when goods are shipped to customers and are reported net of allowances for estimated returns and allowances in the consolidated statement of income. Allowances for returns are estimated based on historical rates. Allowances for returns, advertising allowances, warehouse allowances and volume rebates are netted against sales. These allowances are recorded commensurate with sales activity and the cost of such allowances is netted against sales in reporting the results of operations. Shipping and handling costs, net of amounts reimbursed by customers, are relatively insignificant and are included in net sales.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company has a certain amount of discontinued and irregular raw materials and finished goods which necessitate the establishment of inventory reserves which are highly subjective. Actual results could differ from those estimates.

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

Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.3 million at January 1, 2006 and April 3, 2005. The Company performed fair value based impairment tests on its goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets, and determined that the fair value exceeded the recorded value at March 29, 2004 and April 4, 2005.

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

The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, markdowns and warehouse and other allowances. Consistent with the guidance provided in EITF 01-9, all such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities. When a customer requests deductions, the allowances are reduced to reflect such payments.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses included in cost of sales amounted to $3.7 million and $3.9 million for the nine-month periods ended January 1, 2006 and December 26, 2004, respectively.

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

For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the method under SFAS 123, as amended, the Company’s net income and income per share would have been as indicated below:

	Three months ended		Nine months ended
	January 1,2006	December 26, 2004	January 1, 2006	December 26, 2004

Net income, as reported	$1,063	$918	$1,946	$1,658

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(5)	(11)	(27)	(55)

Pro forma net income	$1,058	$907	$1,919	$1,603

Income per share:
Basic — as reported	$0.11	$0.10	$0.20	$0.17

Basic — pro forma	$0.11	$0.10	$0.20	$0.17

Diluted — as reported	$0.05	$0.04	$0.09	$0.08

Diluted — pro forma	$0.05	$0.04	$0.09	$0.07

2.	Inventory: Major classes of inventory were as follows (in thousands):

	January 1, 2006	April 3, 2005
Raw Materials	$465	$633
Work in Process	133	210
Finished Goods	12,132	11,701

	$12,730	$12,544

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.6 million at January 1, 2006 and $0.7 million at April 3, 2005.
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

Notes Payable and Other Credit Facilities: At January 1, 2006 and April 3, 2005, long-term debt consisted of:

	January 1,	April 3,
	2006	2005
Senior notes and senior subordinated notes	$16,025	$20,538
Floating rate revolving credit facilities	—	—
Non-interest bearing notes	8,000	8,000
PIK notes	1,078	809
Original issue discount	(1,378)	(1,945)

	23,725	27,402
Less current maturities	19	2,317

	$23,706	$25,085

The Company’s existing credit facilities include the following:
Revolving Credit of up to $7.5 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (8.25% at January 1, 2006) for base rate borrowings and LIBOR plus 2.75% (7.14% at January 1, 2006) for Euro-dollar borrowings. The maturity date is July 23, 2007. The facility is secured by a first lien on all assets. The Company made periodic draws against this credit line during the quarter for short-term cash flow needs but repaid such amounts by the end of the quarter. There was no balance outstanding at January 1, 2006. The Company had $6.7 million available at January 1, 2006. As of January 1, 2006, letters of credit of $800,000 were outstanding against the $1.5 million sub-limit for letters of credit associated with the $7.5 million revolving credit facility.
Senior Notes of $4.5 million with a fixed interest rate of 10% and provisions for contingent additional interest existed at April 3, 2005. The entire balance was paid in full in the first quarter of fiscal year 2006.
Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007 (“PIK Notes”) for which $1,078,000 has been accrued as of January 1, 2006. The maturity date is July 23, 2007, and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest to occur of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing obligation at a market interest rate of 12% is being amortized over the life of the notes. The remaining balance of $1.4 million is included in the Consolidated Balance Sheet as of January 1, 2006.
          These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders’ equity, as well as limitations on annual capital expenditures and operating lease commitments. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends. The Company was in compliance with these covenants as of January 1, 2006.
          The Company also has an equipment lease which expires in May 2007. The balance outstanding was $25,000 as of January 1, 2006.
          Minimum annual maturities are as follows (in thousands):

		Sub		PIK
Fiscal	Revolver	Notes		Notes	Other	Total
2006	—	—		—	5	5
2007	—	—		—	18	18
2008	—	24,000	*	1,078	2	25,080

Total	$—	$24,000		$1,078	$25	$25,103

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
RESULTS OF OPERATIONS
The following table contains results of operations data for the three and nine months ended January 1, 2006 and December 26, 2004 and the dollar and percentage variances among those periods.

	Three months ended				Nine months ended
	Jan. 1, 2006	Dec. 26, 2004	$ change	% change	Jan. 1, 2006	Dec. 26, 2004	$ change	% change
		Dollars in thousands				Dollars in thousands
Net Sales by Category

Bedding, Blankets and Accessories	$11,697	$13,249	$(1,552)	-11.7%	$35,466	$40,609	$(5,143)	-12.7%

Bibs and Bath	5,182	6,202	(1,020)	-16.4%	15,111	17,416	(2,305)	-13.2%

Handwoven Products	1,003	1,213	(210)	-17.3%	2,249	2,572	(323)	-12.6%

Total Net Sales	17,882	20,664	(2,782)	-13.5%	52,826	60,597	(7,771)	-12.8%

Cost of Products Sold	13,557	16,262	(2,705)	-16.6%	40,925	48,083	(7,158)	-14.9%

Gross Profit	4,325	4,402	(77)	-1.8%	11,901	12,514	(613)	-4.9%

% of Net Sales	24.2%	21.3%			22.5%	20.7%

Marketing and Administrative Expenses	2,479	2,706	(227)	-8.4%	7,542	8,089	(547)	-6.8%

% of Net Sales	13.9%	13.1%			14.3%	13.3%

Interest Expense	773	932	(159)	-17.0%	2,315	2,814	(499)	-17.7%

Other - net	(3)	(83)	80	-96.8%	(20)	(88)	68	-77.3%

Income Tax Expense (benefit)	13	(71)	84	-118.1%	118	41	77	187.9%

Net Income	1,063	918	145	15.8%	1,946	1,658	288	17.4%

% of Net Sales	5.9%	4.4%			3.7%	2.7%

Net Sales: Sales of bedding, blankets and accessories decreased $1.6 million and $5.1 million in the third quarter and in the first nine months of fiscal year 2006 respectively as compared to the same periods in fiscal year 2005. For the nine month period ended January 1, 2006, sales of licensed products declined $1.7 million as the demand for certain licensed products has decreased. Despite shipping several new license placements in the third quarter, licensed products declined $903,000. Private label bedding and blankets volume declined $590,000 in the third quarter and $1.1 million in the first nine months of fiscal 2006 as a customer increased the number of items internally sourced. For the nine-month period, Pillow Buddies® sales declined $742,000 as business for this product has been comparatively weaker in the current year because retail dollars have not been allocated to the product. The majority of the decline was experienced in the third quarter. In addition, shipments of Company-branded products have declined $694,000 in the third quarter and $1.6 million in the first nine months of fiscal year 2006, respectively. The decline in sales is not solely attributable to a decline in volume of units sold. Price erosion of $520,000 in the third quarter and $1.7 million for the first nine months of fiscal 2006 is included in the sales decline amounts described above. The price erosion is a result of a decline in prices due to a change in shipping points on a program from FOB United States to FOB Asia that was agreed upon by the Company and one of its major customers in order to streamline the distribution process. The customer pays all costs of importation, shipping and warehousing the merchandise which results in a decreased selling price per unit. Due to the aforementioned competitive pressures, the Company is focusing its efforts on aggressively negotiating new licenses, developing house brands and new product innovations.
Bib and bath sales decreased $1.0 million in the third quarter and $2.3 million in the first nine months of fiscal year 2006 respectively as compared to the same periods in fiscal year 2005. Private label bib volume declined $600,000 in the third quarter and $1.3 million in the first nine months of fiscal 2006 as a customer increased the number of items internally sourced. Additionally, a customer changed marketing strategy and dropped all licensed products resulting in a $781,000 decline in bib and bath sales. The majority of this decline was experienced in the third quarter. The remaining decline in sales is attributable to sales price per unit deflation in response to market conditions and competition.
Gross Profit: Gross profit as a percentage of sales increased for both the three- and nine-month periods of fiscal year 2006 as compared to the same periods of fiscal year 2005 because the Company has begun shipping merchandise that is benefiting from purchasing from more cost-competitive suppliers, improved inventory management, the removal of quota and the completion of the Company’s transition out of domestic manufacturing. Included in the nine month cost of sales are retention bonuses and freight of $88,000 associated with the relocation of the Gonzales, Louisiana distribution center to Compton, California.
Marketing and Administrative Expenses: Marketing and administrative expenses decreased slightly in both the three- and nine-month periods of fiscal year 2006 as compared to the same periods of fiscal year 2005 as a result of reductions in labor, commissions, factoring fees and advertising expenses. The increase in marketing and administrative expenses as a percentage of sales is a direct result of the decrease in net sales. In addition, the payment of $70,000 of retention bonuses related to the relocation of the California finance department to Louisiana is included in the nine month period.
Interest Expense: The decrease in interest expense for the three- and nine-month periods of fiscal year 2006 as compared to fiscal year 2005 is due to a lower average debt balance. The Company had $23.7 million in total debt at January 1, 2006, compared to $29.4 million at December 26, 2004. The decrease in debt reflects quarterly payments on the Company’s senior notes through March 2005 followed by the payment in full of the senior notes in June 2005, for a total reduction of senior debt of $7 million over the twelve-month period. Such decrease has been offset by an increase in debt related to the amortization of the discount discussed in Note 3 to the financial statements included in this report and the annual issuance of promissory notes related to the deferred payment of interest on the Company’s senior subordinated notes.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $6.8 million for the first nine months of fiscal year 2006 compared to net cash provided by operating activities of $3.0 million for the first nine months of fiscal year 2005. The increase in cash provided by operating activities is due to reduced interest payments, improved accounts receivable collections and extended accounts payable terms offset by annual royalty and insurance prepayments. Net cash used in investing activities was $434,000 in the first nine months of fiscal year 2006 and $116,000 in the prior year period. The increase in cash used for investing activities is due to capital expenditures related to the conversion of one of the Company’s subsidiaries to a software system currently used by other locations. Net cash used in financing activities was $4.5 million compared to net cash used in financing activities of $2.8 million in the prior year period. The increase in cash used in financing activities was due to the payment in full of the Company’s $4.5 million senior notes in June, 2005 offset by a decrease in draws against the Company’s revolving line of credit.

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
To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2007, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime minus 0.5% (6.50% at January 1, 2006) until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.
FORWARD-LOOKING INFORMATION
This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company’s results of operations and financial condition. The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in our explanations, whether as a result of new information, future events or otherwise.
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was no balance outstanding at January 1, 2006 or April 3, 2005. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 78% of gross sales, and 43% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.
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
During the quarter ended January 1, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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

CROWN CRAFTS, INC.

Date: February 15, 2006	/s/ Amy Vidrine Samson

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