Form 10-K
period 2006-04-02
CROWN CRAFTS INC
filed 2006-06-15
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2006
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
None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-Accelerated filer ☑

Indicate by check mark if whether the Registrant is a shell company.  Yes ☐     No ☑

As of October 2, 2005, 9,505,937 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of these shares on that date) held by persons other than Officers, Directors, and 5% shareholders was approximately $2,760,535.

As of June 1, 2006, 9,505,937 shares of the Company’s Common Stock were outstanding.

Documents Incorporated by Reference:

Crown Crafts, Inc. Proxy Statement in connection with its 2006 Annual Meeting of Shareholders (Part III hereof).

PART I

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of Crown Crafts, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in Part I, Item 1A. “Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this report or the respective date of the document from which they are incorporated herein by reference. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

ITEM 1.	Business

Crown Crafts, Inc. (the “Company”) operates indirectly through its wholly-owned subsidiaries, Hamco, Inc., Churchill Weavers, Inc. and Crown Crafts Infant Products, Inc., in the infant products segment within the consumer products industry. The infant products segment consists of infant bedding, bibs, soft goods and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, large chain stores and gift stores. The Company’s products are manufactured primarily in China and marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and as private label goods. In response to changing business conditions in the consumer products industry, the Company has made significant changes in its business operations over the last five years. In addition to a program of cost reductions, the Company has outsourced virtually all of its manufacturing to foreign contract manufacturers, with the exception of the specialty hand woven products produced by Churchill Weavers, Inc.

Products

The Company’s primary focus is on infant and juvenile products. Infant products include crib bedding, blankets, diaper stackers, mobiles, bibs, burp cloths, bathing accessories and other infant soft goods and accessories. The Company also produces hand-woven throws for infants and adults, which are manufactured in a variety of colors, designs and fabrics, including cotton, acrylic, cotton/acrylic blends, rayon, wool, fleece and chenille.

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

The Company uses significant quantities of cotton, either in the form of cotton fabric or polycotton fabric. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and other factors, such as supply and demand considerations, both domestically and internationally. Significant increases in the price of cotton could adversely affect the Company’s operations.

Product Sourcing

The Company’s infant products are produced by foreign contract manufacturers, with the largest concentration being in China. The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of quotas and duties. The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor product quality and financial viability and to ensure compliance with labor requirements. Subsequent to the elimination of quota in certain product categories as of January 1, 2005, safeguards have been implemented which have had a limited impact on the Company. However, additional implementation of safeguards, if any, in China may result in strategic shifts in the Company’s sourcing plan in the future. In addition, the Company closely monitors the currency exchange rate, which has recently been adjusted to market conditions. The impact of future fluctuations or safeguards cannot be predicted with certainty at this time.

Products are warehoused and shipped from a facility in Compton, California.

Sales and Marketing

Products are marketed through a national sales force consisting of salaried sales executives and employees and independent commissioned sales representatives. Independent representatives are used most significantly in sales to the gift trade, juvenile specialty stores and department stores. Sales outside the United States are made primarily through distributors.

The Company’s sales offices are located in Huntington Beach, California; Gonzales, Louisiana; Berea, Kentucky; and Rogers, Arkansas. Substantially all products are sold to retailers for resale to consumers. The Company’s infant product subsidiaries generally introduce new products once each year during the annual Juvenile Products Manufacturers’ Association trade show. Private label products are introduced throughout the year. New product introductions for the gift trade are concentrated in January through March and June through August when Churchill Weavers, Inc. participates in numerous local and regional gift shows.

In fiscal 2006, approximately 1% of the Company’s gross sales were made through its retail store in Berea, Kentucky.

Customers

The Company’s customers consist principally of mass merchants, chain stores, department stores, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and direct mail houses. The Company does not generally enter into long-term or other purchase agreements with its customers. The table below indicates customers representing more than 10% of gross sales in each of the Company’s last three fiscal years. (The Company’s fiscal year ends on the Sunday nearest March 31. References to the Company’s fiscal years herein represent the 52 weeks ended April 2, 2006 for fiscal 2006; the 53 weeks ended April 3, 2005 for fiscal 2005; and the 52 weeks ended March 28, 2004 for fiscal 2004.)

	Fiscal Year
	2006	2005	2004

Wal-Mart Stores, Inc.	35%	29%	27%
Toys R Us	30%	36%	36%
Target Corporation	14%	12%	12%

Seasonality and Inventory Management

Historically, the Company has experienced a sales pattern, in which sales are lowest in the first fiscal quarter. In fiscal 2005 and 2004, sales peaked in the fourth fiscal quarter. In fiscal 2006, due to changes in customer buying patterns, sales peaked in the second fiscal quarter.

Consistent with the seasonality of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers. Customer returns of merchandise shipped are historically less than 1% of gross sales.

Order Backlog

Management estimates the backlog of unfilled customer orders was $9.1 million and $3.5 million at May 27, 2006 and May 29, 2005, respectively. Historically the majority of these unfilled orders are shipped within four weeks. The increase in the backlog in the current year is the result of customer orders being placed earlier than in past years. As such, this amount includes orders that will ship through September, 2006. There is no assurance that the backlog at any point in time will translate into sales in any particular subsequent period. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlog is a meaningful or material indicator of future business.

Trademarks, Copyrights and Patents

The Company considers its trademarks to be of material importance to its business. Products are marketed in part under well-known trademarks such as Red Calliope®, Cuddle Me®, NoJo®, Hamco®, Pinky Baby® and Churchill Weavers®. Protection for these trademarks is obtained through domestic and foreign registrations.

Certain products are manufactured and sold pursuant to licensing agreements for trademarks that include, among others, Disney®. The licensing agreements for the Company’s designer brands generally are for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of products under the Company’s licenses with Disney Enterprises, Inc. accounted for 41% of the Company’s total gross sales volume during fiscal 2006. The Company’s current licenses with Disney Enterprises, Inc. expire December 31, 2006.

Many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.

The Company’s aggregate commitment for minimum guaranteed royalty payments under all of its license agreements is $2.1 million, $0.5 million and $0.1 million for fiscal 2007, 2008 and 2009, respectively. The Company does not currently have any commitment for minimum guaranteed royalty payments after fiscal 2009. The Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company’s total royalty expense, net of royalty income, was $4.7 million, $5.0 million and $5.7 million for fiscal 2006, 2005 and 2004, respectively.

Competition

The infant consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers (both branded and private label), including Kids Line, LLC, a division of Russ Berrie and Co., Inc.; Springs Industries; Dolly Inc.; Co Ca Lo, Inc.; Carters, Inc.; Riegel Textile Corporation; Danara International, Ltd.; Luv n’ Care, Ltd.; The First Years Inc.; Sassy Inc.; Triboro Quilt Manufacturing Inc.; Gerber Childrenswear, Inc.; and Family Clubhouse, Incorporated, on the basis of quality, design, price, brand name recognition, service and packaging. The Company’s ability to compete depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names.

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

Employees

At June 1, 2006, the Company had approximately 202 employees, none of whom is represented by a labor union or otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

International Sales

Sales to customers in foreign countries outside the United States are not currently material to the Company’s business.

ITEM 1A.	Risk Factors

The following risk factors as well as the other information contained in this report and other filings with the Securities and Exchange Commission should be considered in evaluating the Company’s business. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, operating results may be affected in future periods.

The loss of one or more of the Company’s key customers could result in a material loss of revenues.

The Company’s top three customers represented 79% of gross sales in fiscal 2006. Although we do not enter into contracts with our key customers, we expect them to continue to be a significant portion of our gross sales in the future. The loss of one or more of these customers could result in a material decrease in our revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 53% of the Company’s gross sales in fiscal 2006, including 41% of sales which were associated with the Company’s license with Disney®. If the Company is unable to renew its major licenses or obtain new licenses, the Company could experience a material loss of revenues.

Changes in international trade regulations and other risks associated with foreign trade could adversely affect the Company’s sourcing.

With the exception of hand-woven products produced by Churchill Weavers, Inc., the Company sources all of its products from foreign contract manufacturers, with the largest concentration being in China. The adoption of regulations related to the importation of product, including quotas, duties, taxes and other charges or restrictions on imported goods, and changes in U.S. customs procedures could result in an increase in the cost of the Company’s products. Delays in customs clearance of goods or the disruption of international transportation lines used by the Company could result in the Company being unable to deliver goods to customers in a timely manner and potentially the loss of sales altogether.

The strength of our competitors may impact our ability to maintain and grow our sales, which could decrease the Company’s revenues.

The infant consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers both branded and private label. The Company’s ability to compete successfully depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names. Many of these competitors are larger than the Company and have greater financial resources than the Company. Increased competition could result in a material loss of revenues.

The Company’s ability to anticipate and respond to consumers’ tastes and preferences could adversely affect the Company’s revenues.

Sales are driven by consumer demands for the Company’s products. There can be no assurance that the demand for our products will not decline or that we will be able to anticipate and respond to changes in demand. The Company’s failure to adapt to these changes could lead to lower sales and excess inventory, which could have a material adverse effect on our financial condition and operating results.

Customer pricing pressures could result in lower selling prices which could negatively affect the Company’s operating results.

The Company’s customers constantly place pressures on the Company to reduce its prices, partially due to the removal of quotas on certain of the Company’s products. The Company continuously strives to stay ahead in sourcing which allows us to obtain lower cost end products, while maintaining our high standards for quality. There can be no assurance that the Company can continue to reduce its costs to the same extent that sales prices decrease, which could adversely affect the Company’s operating results.

The Company’s success is dependent upon retaining key management personnel.

The Company’s ability to retain qualified executive management and other key personnel is vital to the Company’s success. If the Company were unable to retain or attract qualified individuals, the Company’s growth and operating results could be materially impacted.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The Company’s headquarters are located in Gonzales, Louisiana. The Company rents approximately 17,761 square feet at this location under a lease that expires April 25, 2007.

The following table summarizes certain information regarding the Company’s principal real property as of June 1, 2006:

		Approximate	Owned/
Location	Use	Square Feet	Leased

Gonzales, Louisiana	Administrative and sales office	17,761	Leased
Berea, Kentucky	Offices, manufacturing, warehouse and distribution facilities and retail store	53,000	Owned
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Huntington Beach, California	Offices	7,574	Leased
Rogers, Arkansas	Sales office	1,625	Leased

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended April 2, 2006.

PART II

ITEM 5.	Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is authorized to issue up to 75,000,000 shares of capital stock, 74,000,000 of which are classified as common stock, par value $0.01 per share, and 1,000,000 of which are classified as preferred stock, par value $0.01 per share.

The Company’s common stock trades on the OTC Bulletin Board under the ticker symbol “CRWS”. The following table presents quarterly information on the price range of the Company’s common stock for fiscal 2006 and fiscal 2005. This information indicates the high and low sale prices as reported on the OTC Bulletin Board.

Quarter	High	Low

Fiscal 2006
First Quarter	$0.60	$0.43
Second Quarter	0.69	0.45
Third Quarter	0.70	0.44
Fourth Quarter	0.70	0.55
Fiscal 2005
First Quarter	$0.79	$0.52
Second Quarter	0.78	0.47
Third Quarter	0.57	0.43
Fourth Quarter	0.69	0.43

As of June 1, 2006, there were 9,505,937 shares of the Company’s common stock issued and outstanding, held by approximately 700 registered holders, and the closing stock price was $0.57. The Company has not paid a dividend since December 26, 1999, and its credit facility currently prohibits the Company’s payment of cash dividends.

Equity Compensation Plans

The following table sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans, as of April 2, 2006.

	Number of		Number of
	Securities to be	Weighted-	Securities
	Issued Upon	Average	Remaining
	Exercise of	Exercise Price	Available for
	Outstanding	of Outstanding	Future Issuance
	Options,	Options,	Under Equity
	Warrants and	Warrants and	Compensation
Plan Category	Rights	Rights	Plans

Equity compensation plans approved by security holders:
Amended 1995 Stock Option Plan	536,100	$0.80	460,400

ITEM 6.	Selected Financial Data

The selected financial data presented below for the five years ended April 2, 2006 is from the Company’s financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

	Fiscal Year
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

For the year
Net sales	$72,629	$83,908	$86,227	$94,735	$117,591
Gross profit	17,088	17,025	19,594	21,420	25,928
Income from operations	7,041	6,237	7,434	6,959	5,022
Net income	7,967	2,438	3,103	2,487	27,002
Basic net income per share	0.84	0.26	0.33	0.26	2.95
Diluted net income per share	0.37	0.11	0.14	0.12	1.37
Cash dividends per share	—	—	—	—	—
At year end
Total assets	$58,179	$54,124	$58,387	$57,926	$60,200
Long-term debt	23,922	25,085	28,447	30,895	36,773
Shareholders’ equity	28,842	20,875	18,437	15,265	12,813

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of certain factors that management considers important in reviewing the Company’s results of operations, liquidity, capital resources and operating results. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Results of Operations

The following table contains results of operations data for fiscal 2006, 2005 and 2004 and the dollar and percentage variances among those years.

	Fiscal Year			2006 Compared to 2005		2005 Compared to 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Net Sales by Category
Bedding, Blankets and Accessories	$48,686	$55,792	$56,418	$(7,106)	(12.7)%	$(626)	(1.1)%
Bibs and Bath	21,141	24,887	26,413	(3,746)	(15.1)%	(1,526)	(5.8)%
Handwoven Products	2,802	3,229	3,396	(427)	(13.2)%	(167)	(4.9)%
Total Net Sales	72,629	83,908	86,227	(11,279)	(13.4)%	(2,319)	(2.7)%
Cost of Products Sold	55,541	66,883	66,633	(11,342)	(17.0)%	250	0.4%
Gross Profit	17,088	17,025	19,594	63	0.4%	(2,569)	(13.1)%
% of Net Sales	23.5%	20.3%	22.7%
Marketing and Administrative Expenses	10,047	10,788	12,160	(741)	(6.9)%	(1,372)	(11.3)%
% of Net Sales	13.8%	12.9%	14.1%
Interest Expense	3,046	3,793	4,055	(747)	(19.7)%	(262)	(6.5)%
Other — net	4	99	(54)	(95)	(96.0)%	153	(283.3)%
Income Tax(Benefit) Expense	(3,968)	105	222	(4,073)	(3,879.0)%	(117)	(52.7)%
Net Income	7,967	2,438	3,103	5,529	(226.8)%	(665)	(21.4)%
% of Net Sales	11.0%	2.9%	3.6%

Net Sales:  Sales of bedding, blankets and accessories decreased by $3.3 million in fiscal year 2006 as a result of lower demand for certain licensed products. In addition, private label bedding and blankets volume declined $1.5 million as a customer increased the number of items sourced internally, Pillow Buddies® sales declined $0.5 million as business for this product has been comparatively weaker in the current year because retail dollars have not been allocated to the product, and shipments of Company-branded products have declined $1.8 million. The decline in sales is not solely attributable to a decline in volume of units sold. Price erosion of $2.2 million is included in the sales decline amounts described above. The price erosion is a result of a decline in prices due to a change in shipping points on a program from FOB United States to FOB Asia that was agreed upon by the Company and one of its major customers in order to streamline the distribution process. The customer pays all costs of importation, shipping and warehousing of the merchandise which results in a decreased selling price per unit. Due to the aforementioned competitive pressures, the Company is focusing its efforts on aggressively negotiating new licenses, developing house brands and new product innovations.

Bib and bath sales decreased primarily due to a decline in private label bib volume of $1.6 million in fiscal 2006 as a customer increased the number of items internally sourced. Additionally, a customer changed its marketing strategy and dropped all licensed products resulting in a $1.3 million decline in bib and bath sales. The remaining decline in sales of $0.8 million is attributable to sales price per unit deflation in response to market conditions and competition.

Sales of bedding, blankets and accessories decreased in fiscal year 2005 primarily as a result of the transition of the Company’s Classic Pooh license to direct-to-retail. Bib and bath sales during this period decreased $1.5 million primarily due to the loss of a bath program at a major customer in the second quarter.

Churchill Weavers, Inc. (“Churchill”) has experienced a continuous decline in sales since fiscal year 2000. As a domestic manufacturer of home furnishings and infant blankets, Churchill has been negatively impacted by multiple factors. The number of small specialty stores, Churchill’s primary customers, has decreased. Also, competition has increased, as imported luxury hand woven items can be sold at lower prices. Management responded to these challenges by initiating measures to reduce costs and improve sales. Although cost reductions were achieved, sales have not increased. Churchill’s sales for 2006 declined by $427,000 from the prior year.

Gross Profit:  Gross profit as a percentage of sales increased in fiscal 2006 because the Company has begun shipping merchandise that is benefiting from purchasing from more cost-competitive suppliers, improved inventory management, the removal of quotas and the completion of the Company’s transition out of domestic manufacturing. Included in the 2006 cost of sales are retention bonuses and freight of $88,000 associated with the relocation of the Gonzales, Louisiana distribution center to Compton, California.

As a percentage of net sales, gross profit decreased in fiscal 2005 primarily as a result of a shift from sales of higher margin blankets and NoJo® and Classic Pooh® brands to sales of a greater volume of lower margin merchandise. The lower margins are a direct result of pricing pressures from customers coupled with demand for enhanced products and market reaction to the removal of quotas from certain products effective in January, 2005.

Marketing and Administrative Expenses:  Marketing and administrative expenses were higher in fiscal year 2004 primarily because of legal fees associated with the reincorporation of the Company in Delaware and costs associated with the closing of the Company’s Mexican production facility, both of which were completed in fiscal year 2004. In addition, in each of fiscal years 2006, 2005 and 2004, the Company achieved reductions in labor and commissions expenses. As a percentage of net sales, the increase in marketing and administrative expenses in 2006 is a direct result of the decrease in net sales. In addition, the payment of $70,000 of retention bonuses related to the relocation of the California finance department to Louisiana is included in fiscal year 2006.

Interest Expense:  Decreases in interest expense for both of fiscal years 2006 and 2005 are due to a successively lower average debt balance. As discussed in “Financial Position, Liquidity and Capital Resources” below, the Company had $24.0 million in long-term debt at April 2, 2006, compared to $27.4 million at April 3, 2005 and $31.5 million at March 28, 2004. The decrease in debt reflects quarterly payments on the Company’s senior notes and a decrease in the Company’s revolving credit facility each year, and such decrease has been offset by an increase in debt related to the amortization of the discount discussed below in “Financial Position, Liquidity and Capital Resources” and the annual issuance of promissory notes related to the payment of interest on the Company’s senior subordinated notes.

Income Tax Benefit:  The Company’s positive taxable earnings trend indicates that there is no further need to recognize an impairment of the deferred tax asset and that it is more likely than not that the Company will realize the benefits of its $11.2 million NOL carryforward prior to its expiration. As such, a tax valuation allowance of $4.2 million was removed at April 2, 2006. This resulted in a tax benefit and deferred tax assets are now reflected in the Consolidated Balance Sheets. The primary component of the deferred tax assets is attributable to estimated future savings in income taxes attributable to the benefits of net operating loss carryforwards.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities was $7.8 million for the year ended April 2, 2006, compared to net cash provided by operating activities of $6.2 million for the year ended April 3, 2005. The change in cash provided by operating activities was primarily due to increased pre-tax net income in the current fiscal year and changes in inventory, accounts receivable and accounts payable balances. Net cash used in investing activities was $0.4 million in 2006 compared to net cash used in investing activities of $0.2 million in the prior year. Net cash used in financing activities was $4.5 million in 2006 compared to net cash used in financing activities of $5.0 million in the prior year. The Company’s term loan was paid off in full during the year ended April 2, 2006. Total debt outstanding decreased to $24.0 million at April 2, 2006, from $27.4 million at April 3, 2005. As of April 2, 2006, letters of credit of $0.8 million were outstanding against the $1.5 million sub-limit for letters of credit associated with the Company’s $7.5 million revolving credit facility. As of April 2, 2006, the Company had revolving credit availability of $6.7 million.

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

At April 2, 2006 and April 3, 2005, long-term debt consisted of the following (in thousands):

	April 2,	April 3,
	2006	2005

Senior notes and senior subordinated notes	$16,000	$20,500
Non-interest bearing notes	8,000	8,000
Capital leases	58	38
PIK notes	1,077	809
Original issue discount	(1,177)	(1,945)

	23,958	27,402
Less current maturities	36	2,317

	$23,922	$25,085

The Company’s existing credit facilities include the following:

Revolving Credit of up to $7.5 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (8.75% at April 2, 2006) for base rate borrowings and LIBOR plus 2.75% (7.58% at April 2, 2006) for Euro-dollar borrowings. The maturity date is July 23, 2007. The facility is secured by a first lien on all assets. There was no balance at April 2, 2006. The Company had $6.7 million available at April 2, 2006. As of April 2, 2006, letters of credit of $0.8 million were outstanding against the $1.5 million sub-limit for letters of credit associated with the $7.5 million revolving credit facility.

Senior Notes of $4.5 million with a fixed interest rate of 10% and provisions for contingent additional interest existed at April 3, 2005. The entire balance was paid in full in the first quarter of fiscal year 2006.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007 for which $1.1 million has been accrued as of April 2, 2006. The maturity date is July 23, 2007, and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest to occur of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing obligation at a market interest rate of 12% is being amortized over the life of the notes. The remaining unamortized balance of $1.2 million is included in the Consolidated Balance Sheet as of April 2, 2006.

These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders’ equity, as well as limitations on annual capital expenditures and operating lease commitments. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends. The Company was in compliance with these covenants as of April 2, 2006 and April 3, 2005.

The Company also had other obligations at April 2, 2006 of $21,000 and $37,000, which expire in May 2007 and July 2008, respectively.

Minimum annual maturities are as follows (in thousands):

Fiscal	Sub Notes		PIK Notes	Other	Total

2007	—		—	36	36
2008	24,000	*	1,077	19	25,096
2009	—		—	3	3

Total	$24,000		$1,077	$58	$25,135

*	Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

As part of the Company’s refinancing of its credit facilities in July 2001, the Company issued to its lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire six years from their date of issuance. The value of the warrants ($2.4 million using the Black-Scholes option pricing model) was credited to additional paid-in capital in the second quarter of fiscal 2002. The dilutive effect of these warrants on earnings per share for the fiscal periods ended April 2, 2006 and April 3, 2005 was $0.43 per share and $0.13 per share, respectively.

Management is in active negotiations to restructure and refinance its long-term debt prior to the July 23, 2007 maturity date.

To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2007, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 0.5%, which was 7.0% at April 2, 2006, until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

The following table summarizes the maturity or expiration dates of mandatory financial obligations and commitments for the periods indicated:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
			(In thousands)

Contractual Obligations
Long-Term Debt Obligations	$25,077	$—	$25,077	$—	$—
Interest on Long-Term Debt	2,219	1,690	529	—	—
Capital Lease Obligations	58	36	22	—	—
Operating Lease Obligations	740	620	117	3	—
Purchase Obligations	271	46	225	—	—
Minimum Royalty Obligations	2,705	2,083	622	—	—

Total Contractual Obligations	$31,070	$4,475	$26,592	$3	$—

Management does not believe that inflation has had a material effect on the Company’s operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. There is no assurance, however, that the Company will be able to adequately increase its prices in response to inflation.

Churchill is continuing to implement additional cost reductions while pursuing new sales avenues in the hospitality and craft markets. Currently, management is not able to determine if Churchill’s decline in sales can be reversed and/or if costs can be reduced so that Churchill can operate profitably. If the existing trend cannot be reversed, then a sale or liquidation of Churchill may occur. Management is currently determining the value of Churchill and the financial impact of a potential sale or liquidation.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Allowances Against Accounts Receivable:  The Company’s allowances against accounts receivable are primarily contractually agreed upon deductions for items such as advertising and warehouse allowances and volume rebates. These deductions are recorded throughout the year commensurate with sales activity. Historically, funding occurred in the fourth quarter of the fiscal year causing the balance to be highest in the third quarter. However, beginning in fiscal year 2006, funding of the majority of the Company’s allowances occurs on a per-invoice basis.

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

The Company factors the majority of its receivables. In the event a factored receivable becomes uncollectible due to credit worthiness, the factor bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s account receivable at April 2, 2006 totaled $14.5 million, net of allowances of $1.2 million.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses, net of royalty income, included in cost of sales amounted to $4.7 million and $5.0 million for the fiscal years ended April 2, 2006 and April 3, 2005, respectively.

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

As of April 2, 2006, the Company’s inventories totaled $9.7 million, net of allowances for discontinued, irregular, slow moving and obsolete inventories of $0.5 million. Management believes that the Company’s inventory valuation results in carrying the inventory at lower of cost or market.

Provisions for Income Taxes:  The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. In fiscal years 2004 and 2005, deferred tax assets were offset by a valuation allowance as available evidence did not indicate that the assets would be realized. In fiscal 2006, the Company determined that, due to taxable earnings generated in recent years, it is more likely than not that the benefit would be realized prior to the expiration of its $11.2 million NOL carryforward.

Valuation of Long-Lived Assets, Identifiable Intangibles and Goodwill:  The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of, if any, are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheet.

Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.3 million at April 2,

2006, April 3, 2005 and March 28, 2004. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $24.8 million as of April 2, 2006.

On April 1, 2002, the Company implemented SFAS 142, Goodwill and Other Intangible Assets. As a result, the Company discontinued amortizing approximately $23.0 million of goodwill but continued to amortize other long-lived intangible assets. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. The Company has performed a transitional fair value based impairment test on its goodwill in accordance with SFAS 142 and has determined that the fair value exceeded the recorded value at March 31, 2003, March 29, 2004 and April 4, 2005.

Recently-Issued Accounting Standards

In December 2004, the FASB issued Statement 123R, Share-Based Payment, an Amendment of FASB Statement No. 123, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and is effective for public companies for annual periods beginning after June 15, 2005. This statement eliminates the ability to account for stock-based compensation transactions using APB 25 and, generally, requires instead that such transactions be accounted for using a fair-value based method. Had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share as set forth below. The Company adopted SFAS 123R on April 3, 2006 using the modified prospective transition method and will begin expensing stock options in the first quarter of fiscal year 2007.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. In such circumstances the new accounting principle would be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable with a corresponding adjustment made to the opening balance of retained earnings for that period rather than being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. This statement is effective for the Company as of April 3, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operations of those assets. These liabilities are required to be recorded at fair value in the period in which they are incurred with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The statement was effective for the Company on March 31, 2003. In 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47) to further clarify that such asset retirement obligations should be recognized for conditional obligations in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective at December 31, 2005. The Company evaluated its leased and owned properties for potential asset retirement obligations under SFAS No. 143, as amended and interpreted by FIN 47. Based on this review, the Company determined that such liabilities were deemed to be immaterial to the financial position, results of operations or cash flows of the Company.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was no balance outstanding at April 2, 2006 and April 3, 2005. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 79% of gross sales, and 53% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

ITEM 8.	Financial Statements and Supplementary Data

See pages 23 and F-1 through F-17 hereof.

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

During the quarter ended April 2, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to affect, the Company’s control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information with respect to the Company’s directors and executive officers is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in 2006 (the “Proxy Statement”) under the captions “Election of Directors” and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K is set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K is set forth in the Proxy Statement under the caption “Code of Ethics” and is incorporated herein by reference.

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

(a)1.  Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 2, 2006 and April 3, 2005
Consolidated Statements of Income and Comprehensive Income for the Fiscal Years Ended April 2, 2006, April 3, 2005 and March 28, 2004
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended April 2, 2006, April 3, 2005 and March 28, 2004
Consolidated Statements of Cash Flows for the Fiscal Years Ended April 2, 2006, April 3, 2005 and March 28, 2004
Notes to Consolidated Financial Statements

(a)2.  Financial Statement Schedule

The following financial statement schedule of the Company is filed with this report:

Schedule II — Valuation and Qualifying Accounts Page 18

All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
		Charged to
	Balance at	Costs and		Balance at
	Beginning	(Reversed from)		End of
	of Period	Expenses	Deductions(1)	Period
	(In thousands)

Accounts Receivable Valuation Accounts:
Year Ended March 28, 2004
Allowance for doubtful accounts	183	66	217	32
Allowance for customer deductions	1,744	7,500	7,218	2,026
Year Ended April 3, 2005
Allowance for doubtful accounts	32	4	14	22
Allowance for customer deductions	2,026	6,792	7,429	1,389
Year Ended April 2, 2006
Allowance for doubtful accounts	22	13	2	33
Allowance for customer deductions	1,389	5,376	5,634	1,131
Inventory Valuation Accounts:
Year Ended March 28, 2004
Allowance for discontinued and irregulars	1,633	(630)	—	1,003
Year Ended April 3, 2005
Allowance for discontinued and irregulars	1,003	(282)	—	721
Year Ended April 2, 2006
Allowance for discontinued and irregulars	721	(194)	—	527
Restructuring Reserve(2):
Year ended March 28, 2004
Allowance for restructuring costs	1,721	—	1,691	30
Year ended April 3, 2005
Allowance for restructuring costs	30	—	30	—

(1)	Deductions from the allowance for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(2)	Reserve relates to the decision to close the Company’s Mexican manufacturing facility in fiscal 2003.

(a)3.  Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits

2.1	—	Merger Agreement dated as of July 23, 2001 by and among the Company, Crown Crafts Designer, Inc., Design Works Holding Company and Design Works, Inc. (the “Merger Agreement”)(2)
3.1	—	Amended and Restated Certificate of Incorporation of the Company(7)
3.2	—	Bylaws of the Company(7)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company(7)
4.2	—	Instruments defining the rights of security holders are contained in the Bylaws of the Company(7)
4.3	—	Form of Registration Rights Agreement entered into in connection with the Subordinated Note and Warrant Purchase Agreement dated as of July 23, 2001 by and among the Company, as Borrower, Wachovia Bank, N.A., as Agent, and Wachovia Bank, N.A., Bank of America, N.A., and The Prudential Insurance Company of America, as Lenders (the “Sub Debt Agreement”)(included as Exhibit C to the Sub Debt Agreement)(2)
10.1	—	Crown Crafts, Inc. Amended 1995 Stock Option Plan(1)
10.2	—	Form of Nonstatutory Stock Option Agreement (pursuant to 1995 Stock Option Plan)(1)
10.3	—	Form of Nonstatutory Stock Option Agreement for Nonemployee Directors (pursuant to 1995 Stock Option Plan)(1)
10.4	—	Form of Restricted Stock Agreement entered into in connection with the Merger Agreement(2)
10.5	—	Credit Agreement dated as of July 23, 2001 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. (collectively, the “Borrowers”), Wachovia Bank, N.A., as Agent, and Wachovia Bank, N.A., Bank of America, N.A., and The Prudential Insurance Company of America (collectively, the “Lenders”) (the “Credit Agreement”)(2)
10.6	—	Form of Revolving Note issued in connection with the Credit Agreement (included as Exhibit A-1 to the Credit Agreement)(2)
10.7	—	Form of Term Note issued in connection with the Credit Agreement (included as Exhibit A-2 to the Credit Agreement)(2)
10.8	—	Form of Domestic Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit N to the Credit Agreement)(2)
10.9	—	Form of Foreign Stock Pledge Agreement entered into in connection with the Credit Agreement (included as Exhibit T to the Credit Agreement)(2)
10.10	—	Mortgage, Security Agreement and Fixture Financing Statement dated September 22, 1999 from Churchill Weavers, Inc. (“Churchill”) to Wachovia Bank, N.A., as Collateral Agent for the Lenders, as amended by that First Amendment to Mortgage, Security Agreement and Fixture Financing Statement dated July 23, 2001, entered into in connection with the Credit Agreement(2)
10.11	—	Sub Debt Agreement(2)
10.12	—	Form of Note issued in connection with the Sub Debt Agreement (included as Exhibit A-1 to the Sub Debt Agreement)(2)
10.13	—	Form of Warrant issued in connection with the Sub Debt Agreement (included as Exhibit B to the Sub Debt Agreement)(2)
10.14	—	Form of Domestic Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit D to the Sub Debt Agreement)(2)
10.15	—	Form of Foreign Stock Pledge Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit E to the Sub Debt Agreement)(2)
10.16	—	Form of Security Agreement entered into in connection with the Sub Debt Agreement (included as Exhibit F to the Sub Debt Agreement)(2)
10.17	—	Mortgage, Security Agreement and Fixture Financing Statement dated July 23, 2001 from Churchill to Wachovia Bank, N.A., as Collateral Agent for the Lenders, entered into in connection with the Sub Debt Agreement(2)

Exhibit
Number		Description of Exhibits

10.18	—	Amended and Restated Security Agreement dated as of July 23, 2001 by and among the Borrowers and Wachovia Bank, N.A., as Collateral Agent for the Lenders, entered into in connection with the Credit Agreement(2)
10.19	—	Form of Non-Competition and Non-Disclosure Agreement entered into in connection with the Merger Agreement (included as Exhibit E to the Merger Agreement)(2)
10.20	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut(2)
10.21	—	Second Amendment to Subordinated Note and Warrant Purchase Agreement dated as of February 10, 2003 by and among the Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.)(3)
10.22	—	Third Amendment to Credit Agreement dated as of February 10, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders(3)
10.23	—	Global Amendment Agreement dated as of April 29, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank National Association, Banc of America Strategic Solutions, Inc., The Prudential Insurance Company of America and Bank of America, N.A.(4)
10.24	—	Amendment to the Company’s Amended 1995 Stock Option Plan Adopted by the Board of Directors on April 29, 2003(5)
10.25	—	Fourth Amendment to Subordinated Note and Warrant Purchase Agreement dated as of August 1, 2003, by and among the Company, Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.)(6)
10.26	—	Fifth Amendment to Credit Agreement dated as of August 1, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders(6)
10.27	—	Amended and Restated Support Agreement dated as of August 6, 2003 by and between the Company and Wynnefield Capital Management, LLC(6)
10.28	—	Sixth Amendment to Credit Agreement dated as of December 16, 2003 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders(7)
10.29	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut(8)
10.30	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Amy Vidrine Samson(8)
10.31	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman(8)
10.32	—	Seventh Amendment to Credit Agreement dated as of February 4, 2005 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders(9)

Exhibit
Number		Description of Exhibits

10.33	—	Fifth Amendment to Subordinated Note and Warrant Purchase Agreement dated as of February 4, 2005 by and among the Company and Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.), The Prudential Insurance Company of America, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Lenders(9)
10.34	—	Eighth Amendment to Credit Agreement dated as of May 27, 2005 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), as Agent, and Wachovia Bank, National Association (successor by merger to Wachovia Bank, N.A.), Banc of America Strategic Solutions, Inc. (assignee of Bank of America, N.A.) and The Prudential Insurance Company of America, as Lenders(10)
10.35	—	Agreement between the Company and Wynnefield Capital, Inc. and Frederick G. Wasserman dated November 4, 2005(11)
14.1	—	Code of Ethics(8)
21	—	Subsidiaries of the Company(12)
23	—	Consent of Independent Registered Public Accounting Firm(12)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer(12)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer(12)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer(12)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer(12)

(1)	Incorporated herein by reference to Registrant’s Definitive Proxy Statement filed October 14, 1999.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.

(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.

(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 9, 2003.

(5)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2003.

(6)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

(7)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.

(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.

(9)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2004.

(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2005.

(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 4, 2005.

(12)	Filed herewith.

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
E. Randall Chestnut
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut E. Randall Chestnut	Chief Executive Officer, Director	June 13, 2006

/s/ William T. Deyo, Jr. William T. Deyo, Jr.	Director	June 13, 2006

/s/ Steven E. Fox Steven E. Fox	Director	June 13, 2006

/s/ Sidney Kirschner Sidney Kirschner	Director	June 13, 2006

/s/ Zenon S. Nie Zenon S. Nie	Director	June 13, 2006

/s/ William P. Payne William P. Payne	Director	June 13, 2006

/s/ Donald Ratajczak Donald Ratajczak	Director	June 13, 2006

/s/ James A. Verbrugge James A. Verbrugge	Director	June 13, 2006

/s/ Amy Vidrine Samson Amy Vidrine Samson	Chief Financial Officer, Chief Accounting Officer	June 13, 2006

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of April 2, 2006 and April 3, 2005	F-2
Consolidated Statements of Income and Comprehensive Income for the Fiscal Years Ended April 2, 2006, April 3, 2005, and March 28, 2004	F-3
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended April 2, 2006, April 3, 2005, and March 28, 2004	F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended April 2, 2006, April 3, 2005, and March 28, 2004	F-5
Notes to Consolidated Financial Statements	F-6
Supplemental Financial Information:
Selected Quarterly Financial Information (unaudited)	F-17
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification by the Chief Executive Officer
Certification by the Chief Financial Officer
Certification by the Chief Executive Officer
Certification by the Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Crown Crafts, Inc.

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the “Company”) as of April 2, 2006 and April 3, 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004. Our audit also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 2, 2006 and April 3, 2005, and the results of its operations and its cash flows for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

New Orleans, Louisiana
June 13, 2006

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 2, 2006 and April 3, 2005

	2006	2005
	(Dollar amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$3,790	$955
Accounts receivable (net of allowances of $1,164 in 2006 and $1,411 in 2005)
Due from factor	12,465	13,258
Other	1,992	1,110
Inventories, net	9,742	12,544
Prepaid expenses	1,177	1,450
Deferred income taxes	990	—

Total current assets	30,156	29,317
Property, plant and equipment — at cost:
Land, buildings and improvements	1,375	1,447
Machinery and equipment	2,459	2,657
Furniture and fixtures	649	661

	4,483	4,765
Less accumulated depreciation	2,945	3,179

Property, plant and equipment — net	1,538	1,586
Other assets:
Goodwill, net	22,974	22,974
Deferred income taxes	3,397	120
Other	114	127

Total other assets	26,485	23,221

Total Assets	$58,179	$54,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,511	$3,729
Accrued wages and benefits	942	669
Accrued royalties	559	1,051
Other accrued liabilities	367	398
Current maturities of long-term debt	36	2,317

Total current liabilities	5,415	8,164
Non-current liabilities:
Long-term debt	23,922	25,085

Total non-current liabilities	23,922	25,085
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock — par value $0.01 per share; 74,000,000 shares authorized; 9,505,937 shares outstanding at April 2, 2006 and April 3, 2005	95	95
Additional paid-in capital	38,244	38,244
Accumulated deficit	(9,497)	(17,464)

Total shareholders’ equity	28,842	20,875

Total Liabilities and Shareholders’ Equity	$58,179	$54,124

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Fiscal years ended April 2, 2006, April 3, 2005, and March 28, 2004

	2006	2005	2004
	(Amounts in thousands, except
	per share amounts)

Net sales	$72,629	$83,908	$86,227
Cost of products sold	55,541	66,883	66,633

Gross profit	17,088	17,025	19,594
Marketing and administrative expenses	10,047	10,788	12,160

Income from operations	7,041	6,237	7,434
Other income (expense):
Interest expense	(3,046)	(3,793)	(4,055)
Other — net	4	99	(54)

Income before income taxes	3,999	2,543	3,325
Income tax (benefit) expense	(3,968)	105	222

Net income	7,967	2,438	3,103
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	25

Comprehensive income	$7,967	$2,438	$3,128

Basic income per share	$0.84	$0.26	$0.33

Diluted income per share	$0.37	$0.11	$0.14

Weighted average shares outstanding — basic	9,506	9,505	9,485

Weighted average shares outstanding — diluted	21,728	21,945	22,393

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004

					Cumulative
	Common Shares		Additional		Currency	Total
	Number of		Paid-in	Accumulated	Translation	Shareholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
	(Dollar amounts in thousands)

Balances — March 30, 2003	9,421,437	$9,421	$28,857	$(22,988)	$(25)	$15,265
Issuance of shares	83,500	84	(23)			61
Conversion from $1.00 par value to $0.01 par value		(9,410)	9,410			—
Net income				3,103		3,103
Currency translation adjustment				(17)	25	8

Balances — March 28, 2004	9,504,937	95	38,244	(19,902)	—	18,437
Issuance of shares	1,000					—
Net income				2,438		2,438

Balances — April 3, 2005	9,505,937	95	38,244	(17,464)	—	20,875
Net income				7,967		7,967

Balances — April 2, 2006	9,505,937	$95	$38,244	$(9,497)	$—	$28,842

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended April 2, 2006, April 3, 2005, and March 28, 2004

	2006	2005	2004
	(Amounts in thousands)

Operating activities:
Net income	$7,967	$2,438	$3,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	479	457	532
Loss on sale of property, plant, and equipment	19	6	(2)
Deferred income tax (benefit)	(4,267)	—	—
Discount accretion	768	681	605
Changes in assets and liabilities
Accounts receivable	(90)	2,853	(1,445)
Inventories, net	2,802	1,850	1,154
Prepaid expenses	273	236	(601)
Other assets	12	24	(159)
Accounts payable	(217)	(1,388)	593
Accrued liabilities	18	(984)	(575)

Net cash provided by operating activities	7,764	6,173	3,205

Investing activities:
Capital expenditures	(450)	(225)	(422)
Proceeds from disposition of assets	1	10	282
Other	—	—	6

Net cash used in investing activities	(449)	(215)	(134)

Financing activities:
Payment of long-term borrowing	(13,154)	(34,124)	(38,595)
Long-term borrowing	8,674	29,114	35,276
Issuance of common stock	—	—	61

Net cash used in financing activities	(4,480)	(5,010)	(3,258)

Net increase (decrease) in cash and cash equivalents	2,835	948	(187)
Cash and cash equivalents at beginning of year	955	7	194

Cash and cash equivalents at end of year	$3,790	$955	$7

Supplemental cash flow information:
Income taxes paid (refunded)	$(75)	$64	$276
Interest paid	2,078	3,102	3,267
Supplemental disclosure of non-cash investing and financing activities
Accrued interest converted to long-term debt	268	268	268

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Fiscal Years Ended April 2, 2006, April 3, 2005 and March 28, 2004

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

Basis of Presentation:  The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s lenders own warrants that, if converted, would result in the lenders owning 65% of the shares of the Company on a fully diluted basis (see Note 4).

The Company’s fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 52 weeks for fiscal years 2006 and 2004 and 53 weeks for fiscal year 2005.

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

Allowances Against Accounts Receivable:  The Company’s allowances against accounts receivable are primarily contractually agreed upon deductions for items such as advertising and warehouse allowances and volume rebates. These deductions are recorded throughout the year commensurate with sales activity. Historically, funding occurred in the fourth quarter of the fiscal year causing the balance to be highest in the third quarter. However, beginning in fiscal year 2006, funding of the majority of the Company’s allowances occurs on a per-invoice basis.

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

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses incurred in cost of sales amounted to $4.7 million, $5.0 million, and $5.7 million in 2006, 2005 and 2004, respectively.

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

Impairment of Long-lived Assets, Identifiable Intangibles and Goodwill:  The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of, if any, are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheet.

Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.3 million at April 2, 2006, April 3, 2005 and March 28, 2004. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $24.8 million as of April 2, 2006.

Foreign Currency Translation:  The assets and liabilities of the Company’s Mexican subsidiary were translated into U.S. dollars at current exchange rates, and revenues and expenses were translated at average exchange rates. The effect of foreign currency transactions was not material to the Company’s results of operations for fiscal years 2006, 2005 and 2004. As a result of the closure of the Mexican subsidiary in fiscal 2003 and 2004, the Company is no longer exposed to foreign currency transactions.

Provisions for Income Taxes:  The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. In fiscal years 2004 and 2005, deferred tax assets were offset by a valuation allowance as available evidence did not indicate that the assets would be realized. In fiscal 2006, the Company determined that, due to taxable earnings generated in recent years, it is more likely than not that the benefit would be realized prior to the expiration of its $11.2 million NOL carryforward and consequently the valuation account was removed.

Stock-Based Compensation:  Prior to April 3, 2006, the Company accounted for its stock option plans using the intrinsic value method established by APB Opinion 25, Accounting for Stock Issued to Employees, and its

CROWN CRAFTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

related interpretations. Accordingly, no compensation cost has been recognized in the Company’s financial statements for its stock-based compensation plans. The Company complies with the disclosure requirements of SFAS 123, Accounting for Stock Based-Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options using the fair value method of that statement. The Company adopted the fair value method required by SFAS 123(R) on April 3, 2006.

The weighted-average grant-date fair value of options granted in 2006, 2005, and 2004, respectively, was $0.14, $0.14, and $0.23 per share. For purposes of the pro forma disclosure, the fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model and is amortized to expense ratably as the option vests. The following table summarizes the assumptions used to value options. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the method under SFAS 123, the Company’s net earnings and earnings per share would have been as indicated below:

	2006	2005	2004
	(Amounts in thousands,
	except per share data)

Net income, as reported	$7,967	$2,438	$3,103
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	29	67	83

Pro forma net income	$7,938	$2,371	$3,020

Earnings per share:
Basic — as reported	$0.84	$0.26	$0.33

Basic — pro forma	$0.84	$0.25	$0.32

Diluted — as reported	$0.37	$0.11	$0.14

Diluted — pro forma	$0.37	$0.11	$0.13

	2006	2005	2004
	(In percentages, except expected life)

Dividend Yield	—	—	—
Expected Volatility	100	100	100
Risk free interest rate	4.4	4.3	4.5
Expected life, years	5.0	5.0	7.9

Segments and Related Information:  The Company adopted Statement of Financial Accounting Standards 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires certain information to be reported about operating segments on a basis consistent with the Company’s internal organizational structure. The Company operates primarily in one principal segment, infant and juvenile products. These products consist of infant bedding, bibs, soft goods and juvenile products (primarily Pillow Buddies®).

CROWN CRAFTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net Income Per Share:  Net income per share is calculated in accordance with SFAS 128, Earnings per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Earnings per common share are based on the weighted average number of shares outstanding during the period. Basic and diluted weighted average shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. The following table sets forth the computation of basic and diluted net income per common share for fiscal years 2006, 2005 and 2004.

	2006	2005	2004
	(Amounts in thousands,
	except per share data)

Basic Net Income per Share:
Net Income	$7,967	$2,438	$3,103

Weighted Average Number of Shares Outstanding	9,506	9,505	9,485

Basic Net Income per Share	$0.84	$0.26	$0.33

Diluted Net Income per Share:
Net Income	$7,967	$2,438	$3,103

Weighted Average Number of Shares Outstanding	9,506	9,505	9,485
Effect of Dilutive Securities, Principally Warrants (Note 4)	12,222	12,440	12,908

Average Shares — Diluted	21,728	21,945	22,393

Diluted Net Income per Share	$0.37	$0.11	$0.14

Derivative Instruments and Hedging Activities:  The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on April 2, 2001. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At April 2, 2006 and April 3, 2005 the Company had no derivative instruments.

Recently Issued Accounting Standards:  In December 2004, the FASB issued Statement 123R, Share-Based Payment, an Amendment of FASB Statement No. 123, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and is effective for public companies for annual periods beginning after June 15, 2005. This statement eliminates the ability to account for stock-based compensation transactions using APB 25 and, generally, requires instead that such transactions be accounted for using a fair-value based method. Had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share as set forth below. The Company adopted SFAS 123R on April 3, 2006 using the modified prospective transition method and will begin expensing stock options in the first quarter of fiscal year 2007.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. In such circumstances the new accounting principle

CROWN CRAFTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

would be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable with a corresponding adjustment made to the opening balance of retained earnings for that period rather than being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. This statement is effective for the Company as of April 3, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operations of those assets. These liabilities are required to be recorded at fair value in the period in which they are incurred with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The statement was effective for the Company on March 31, 2003. In 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47) to further clarify that such asset retirement obligations should be recognized for conditional obligations in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective at December 31, 2005. The Company evaluated its leased and owned properties for potential asset retirement obligations under SFAS No. 143, as amended and interpreted by FIN 47. Based on this review, the Company determined that such liabilities were deemed to be immaterial to the financial position, results of operations or cash flows of the Company.

Note 3 —	Inventories

Major classes of inventory were as follows (in thousands):

	April 2, 2006	April 3, 2005

Raw Materials	$442	$633
Work in Process	73	210
Finished Goods	9,227	11,701

	$9,742	$12,544

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.5 million at April 2, 2006 and $0.7 million at April 3, 2005.

Note 4 —	Financing Arrangements

Factoring Agreement:  The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of operations, were $250,000, $348,000, and $384,000, respectively, in 2006, 2005, and 2004. Factor advances were at $0 at both April 2, 2006 and April 3, 2005.

CROWN CRAFTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Notes Payable and Other Credit Facilities:  At April 2, 2006 and April 3, 2005, long term debt consisted of (in thousands):

	April 2, 2006	April 3, 2005

Senior notes and senior subordinated notes	$16,000	$20,500
Non-interest bearing notes	8,000	8,000
Capital leases	58	38
PIK notes	1,077	809
Original issue discount	(1,177)	(1,945)

	23,958	27,402
Less current maturities	36	2,317

	$23,922	$25,085

The Company’s existing credit facilities include the following:

Revolving Credit of up to $7.5 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (8.75% at April 2, 2006) for base rate borrowings and LIBOR plus 2.75% (7.58% at April 2, 2006) for Euro-dollar borrowings. The maturity date is July 23, 2007. The facility is secured by a first lien on all assets. There was no balance at April 2, 2006. The Company had $6.7 million available at April 2, 2006. As of April 2, 2006, letters of credit of $0.8 million were outstanding against the $1.5 million sub-limit for letters of credit associated with the $7.5 million revolving credit facility.

Senior Notes of $4.5 million with a fixed interest rate of 10% and provisions for contingent additional interest existed at April 3, 2005. The entire balance was paid in full in the first quarter of fiscal year 2006.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July  23, 2007 for which $1.1 million has been accrued as of April 2, 2006. The maturity date is July 23, 2007, and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest to occur of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing obligation at a market interest rate of 12% is being amortized over the life of the notes. The remaining unamortized balance of $1.2 million is included in the Consolidated Balance Sheet as of April 2, 2006.

These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders’ equity, as well as limitations on annual capital expenditures and operating lease commitments. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends. The Company was in compliance with these covenants as of April  2, 2006 and April 3, 2005.

The Company also had other obligations at April 2, 2006 of $21,000 and $37,000, which expire in May 2007 and July 2008, respectively.

Minimum annual maturities are as follows (in thousands):

Fiscal	Sub Notes		PIK Notes	Other	Total

2007	—		—	36	36
2008	24,000	*	1,077	19	25,096
2009	—		—	3	3

Total	$24,000		$1,077	$58	$25,135

*	Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.

CROWN CRAFTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As part of the Company’s refinancing of its credit facilities in July 2001, the Company issued to its lenders warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire six years from their date of issuance. The value of the warrants ($2.4 million using the Black-Scholes option pricing model) was credited to additional paid-in capital in the second quarter of fiscal 2002. The dilutive effect of these warrants on earnings per share for the fiscal periods ended April 2, 2006 and April 3, 2005 was $0.43 per share and $0.13 per share, respectively.

Management is in active negotiations to restructure and refinance its long-term debt prior to the July 23, 2007 maturity date.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents, accounts receivable and accounts payable — For those short term instruments, the carrying value is a reasonable estimate of fair value.

•	Long term debt — Rates estimated for debt with similar terms and remaining maturities to companies in a similar financial situation as the Company are used to estimate the fair value of existing debt. The carrying value is a reasonable estimate of fair value.

To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2007, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 0.5%, which was 7.0% at April 2, 2006, until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

Note 5 —	Income Taxes

Income tax expense (benefit) is summarized as follows:

	2006	2005	2004
	(In thousands)

Current:
Federal	$24	$42	$24
State and local	275	85	296

Total current	299	127	320

Deferred:
Federal	(4,267)	(22)	(98)

Total deferred	(4,267)	(22)	(98)

Total (benefit) expense	$(3,968)	$105	$222

CROWN CRAFTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2006	2005
	(In thousands)

Assets/(Liabilities)
Deferred tax asset — current:
Employee benefit accruals	$321	$226
Accounts receivable and inventory reserves	669	783

Gross deferred tax asset — current	990	1,009

Less: valuation allowance	—	(1,009)

Net deferred tax asset — current	990	—

Deferred tax asset (liability) — non-current:
Goodwill	$(714)	$—
Property, plant and equipment	18	(75)
Net operating loss carryforward	3,796	4,909
Other	297	250

Gross deferred tax asset — non-current	3,397	5,084

Less: valuation allowance	—	(4,964)

Net deferred tax asset — non-current	3,397	120

Net deferred income tax asset	$4,387	$120

As of April 2, 2006, the Company has federal income tax net operating loss carryforwards totaling $11.2 million which begin expiring in the year ending March 2021. In fiscal years 2004 and 2005, deferred tax assets were offset by a valuation allowance as available evidence did not indicate that the assets would be realized. In fiscal 2006, the Company determined that, due to taxable earnings generated in recent years, it is more likely than not that the benefit would be realized over time prior to the expiration of the $11.2 million net operating loss carryforward. The effect of this change in estimate to remove the valuation allowance was to decrease income tax expense and increase net income by approximately $4.2 million.

The following reconciles the income tax expense (benefit) at the U.S. federal income tax statutory rate to that in the financial statements:

	2006	2005	2004
	(In thousands)

Tax expense at statutory rate	$1,266	$865	$1,131
State income taxes, net of Federal income tax benefit	182	67	200
Valuation allowance	(5,725)	(1,076)	(377)
Disposition of subsidiary	—	—	(836)
Foreign subsidiary losses	—	—	29
Non-deductible expenses	272	—	—
Other	37	249	75

Income tax (benefit) expense	$(3,968)	$105	$222

CROWN CRAFTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 6 —	Retirement Plans

Effective January 1, 1996, the Company established an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. In fiscal 2006, 2005 and 2004, employees could elect to exclude up to a maximum of $14,000, $13,000 and $12,000 of their compensation, respectively, in accordance with federal regulations. The Board of Directors determines each calendar year the portion, if any, of employee contributions that will be matched by the Company. The Company’s matching contribution to the plan including the utilization of forfeitures was approximately $153,000, $176,000 and $165,000, respectively, for fiscal 2006, 2005, and 2004. This matching represents an amount equal to 100% of the first 2% of employee deferrals and 50% of the next 1% of deferrals.

Note 7 —	Stock Options

Through April 2, 2006, the Company accounted for its stock option plans using the intrinsic value method established by APB Opinion 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation cost has been recognized in the Company’s financial statements for its stock based compensation plans. The Company complies with the disclosure requirements of SFAS 123, Accounting for Stock Based Compensation, which requires pro forma disclosure regarding net earnings and earnings per share determined as if the Company had accounted for employee stock options using the fair value method of that statement. Beginning April 3, 2006, the Company adopted SFAS 123R using the modified prospective transition method permitted by the statements and will begin expensing stock options in the first quarter of fiscal year 2007.

The Company’s 1995 Stock Option Plan provides for the grant of non-qualified and incentive stock options to officers and key employees at prices no less than the market price of the stock on the date of each grant. It also provides for a fixed annual grant of 2,000 non-qualified stock options to each non-employee director the day after each year’s annual meeting of shareholders. During each of fiscal years 2006, 2005 and 2004, 14,000 non-qualified options were issued to non-employee directors. One-third of the non-qualified options become exercisable on each of the first three anniversaries of their issuances and the options expire on the fifth anniversary of their issuance.

A total of 1,930,000 shares of common stock had been authorized for issuance under the plan until July 21, 2003 when the number authorized for issuance was amended to be 1,292,513. At April 2, 2006, 460,400 options were reserved for future issuance. The options outstanding at April 2, 2006 expire through November 7, 2013, have a weighted average remaining contractual life of 5.68 years, and include 508,107 options exercisable at April 2, 2006 with a weighted average exercise price of $0.80.

CROWN CRAFTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes stock option activity during each of the most recent three fiscal years:

			Weighted
	Number of	Exercise Price	Average
	Shares	per Share	Exercise Price

Options outstanding March 30, 2003	524,550	0.18-8.06	1.28
Options granted	174,750	0.65	0.65
Options exercised	(2,500)	0.18	0.18
Options canceled	(118,900)	0.18-8.06	2.73

Options outstanding March 28, 2004	577,900	0.18-2.31	0.95
Options granted	14,000	0.65	0.65
Options exercised	(1,000)	0.18	0.18
Options canceled	(56,550)	0.65-2.31	0.87

Options outstanding April 3, 2005	534,350	$0.18-2.31	$0.81
Options granted	14,000	0.66	0.66
Options canceled	(12,250)	$0.18-2.31	0.66

Options outstanding April 2, 2006	536,100	$0.18-2.31	$0.80

The following table summarizes information about stock options outstanding and exercisable at April 2, 2006 by range of exercise price:

		Weighted Avg.	Weighted Avg.		Weighted Avg.
	Number of	Remaining	Exercise Price	Number of	Exercise Price
	Options	Contractual	of Options	Shares	of Shares
Range of Exercise Prices	Outstanding	Life	Outstanding	Exercisable	Exercisable

$0.18-0.41	44,000	3.83 years	$0.25	44,000	$0.25
$0.65	161,500	6.80 years	0.65	147,507	0.65
$0.66	14,000	4.36 years	0.66	—	0.00
$0.71	209,000	6.07 years	0.71	209,000	0.71
$1.06-2.31	107,600	4.17 years	1.46	107,600	1.46

	536,100			508,107

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

Note 8 —	Major Customers

The table below indicates customers representing more than 10% of sales.

	Fiscal Year
	2006	2005	2004

Wal-Mart Stores, Inc.	35%	29%	27%
Toys R Us	30%	36%	36%
Target Corporation	14%	12%	12%

CROWN CRAFTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 9 —	Commitments and Contingencies

The following table summarizes the maturity or expiration dates of mandatory financial obligations and commitments for the following periods.

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Contractual Obligations
Long-Term Debt Obligations	$25,077	$—	$25,077	$—	$—
Interest on Long-Term Debt	2,219	1,690	529	—	—
Capital Lease Obligations	58	36	22	—	—
Operating Lease Obligations	740	620	117	3	—
Purchase Obligations	271	46	225	—	—
Minimum Royalty Obligations	2,705	2,083	622	—	—

Total Contractual Obligations	$31,070	$4,475	$26,592	$3	$—

Total rent expense was $1.4 million, $1.6 million and $1.7 million for the years ended April 2, 2006, April 3, 2005 and March 28, 2004, respectively. Total royalty expense, net of royalty income, was $4.7 million, $5.0 million and $5.7 million for fiscal 2006, 2005, and 2004, respectively.

The Company is a party to various routine legal proceedings primarily involving commercial claims and workers’ compensation claims. While the outcome of these routine claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of such proceedings in the aggregate, even if determined adversely, would not have a material adverse affect on our consolidated financial position, results of operations or cash flows.

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
Selected Quarterly Financial Information
UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Fiscal Year ended April 2, 2006
Net sales	$13,659	$21,285	$17,882	$19,803
Gross profit	2,967	4,609	4,325	5,187
Net income (loss)	(269)	1,151	1,063	6,022
Basic net income (loss) per share	(0.03)	0.12	0.11	0.63
Diluted net income (loss) per share	(0.03)	0.05	0.05	0.27
Fiscal Year ended April 3, 2005
Net sales	$16,908	$23,025	$20,664	$23,311
Gross profit	3,474	4,639	4,402	4,510
Net income (loss)	(102)	844	918	778
Basic net income (loss) per share	(0.01)	0.09	0.10	0.08
Diluted net income (loss) per share	(0.01)	0.04	0.04	0.04