Form 10-Q
period 2006-07-02
CROWN CRAFTS INC
filed 2006-08-16
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006

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
Yes ☐ No ☑
     The number of shares of common stock, $0.01 par value, of the registrant outstanding as of July 2, 2006 was 9,505,937.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CROWN CRAFTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Three-Month Periods Ended July 2, 2006 and July 3, 2005 (UNAUDITED) (amounts in thousands, except per share amounts)
CROWN CRAFTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three-Month Periods Ended July 2, 2006 and July 3, 2005 (UNAUDITED) (amounts in thousands)
CROWN CRAFTS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 — CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Item 1A — Risk Factors
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 — Defaults Upon Senior Securities
Item 4 — Submission of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 6 — Exhibits
SIGNATURES
Rule 13a-14(a)/15d-14(a) Certification by the CEO
Rule 13a-14(a)/15d-14(a) Certification by the CFO
Section 1350 Certification by the CEO
Section 1350 Certification by the CFO

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 2, 2006 and April 2, 2006
(UNAUDITED)
(dollar amounts in thousands, except share and per share amounts)

	July 2, 2006	April 2, 2006

ASSETS
Current assets:
Cash and cash equivalents	$7,578	$3,790

Accounts receivable (net of allowances of $983 at July 2, 2006 and $1,164 at April 2, 2006)
Due from factor	9,613	12,465
Other	2,597	1,992
Inventories, net	13,524	9,742
Prepaid expenses	1,058	1,177
Deferred income taxes	990	990

Total current assets	35,360	30,156
Property, plant and equipment — at cost:
Land, buildings and improvements	1,375	1,375
Machinery and equipment	2,447	2,459
Furniture and fixtures	649	649

	4,471	4,483
Less accumulated depreciation	3,033	2,945

Property, plant and equipment — net	1,438	1,538
Other assets:
Goodwill, net	22,884	22,974
Deferred income taxes	2,926	3,397
Other	197	114

Total other assets	26,007	26,485

Total Assets	$62,805	$58,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,945	$3,511
Accrued wages and benefits	1,306	942
Accrued royalties	1,095	559
Other accrued liabilities	550	367
Current maturities of long-term debt	33	36

Total current liabilities	8,929	5,415
Non-current liabilities:
Long-term debt	24,123	23,922

Total non-current liabilities	24,123	23,922

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock — par value $0.01 per share; 74,000,000 shares authorized; 9,505,937 shares outstanding at July 2, 2006 and April 2, 2006	95	95
Additional paid-in capital	38,244	38,244
Accumulated deficit	(8,586)	(9,497)

Total shareholders’ equity	29,753	28,842

Total Liabilities and Shareholders’ Equity	$62,805	$58,179

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three-Month Periods Ended July 2, 2006 and July 3, 2005
(UNAUDITED)
(amounts in thousands, except per share amounts)

	July 2,	July 3,
	2006	2005

Net sales	$16,164	$13,659
Cost of products sold	11,584	10,692

Gross profit	4,580	2,967
Marketing and administrative expenses	2,450	2,468

Income from operations	2,130	499

Other income (expense):
Interest expense	(723)	(802)
Other — net	119	42

Income (loss) before income taxes	1,526	(261)
Income tax expense	615	8

Net income (loss)	$911	$(269)

Basic income (loss) per share	$0.10	$(0.03)

Diluted income (loss) per share	$0.04	$(0.03)

Weighted average shares outstanding — basic	9,506	9,506

Weighted average shares outstanding — diluted	22,137	9,506

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended July 2, 2006 and July 3, 2005
(UNAUDITED)
(amounts in thousands)

	July 2,	July 3,
	2006	2005
Operating activities:

Net income (loss)	$911	$(269)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	117	109
Goodwill write-off	90	—
Deferred income taxes	471	—
Gain on sale of property, plant and equipment	(11)	—
Discount accretion	207	183
Changes in assets and liabilities
Accounts receivable	2,247	5,111
Inventories, net	(3,782)	(3,195)
Prepaid expenses	119	110
Other assets	(83)	(6)
Accounts payable	2,434	1,957
Accrued liabilities	1,083	136

Net cash provided by operating activities	3,803	4,136

Investing activities:
Capital expenditures	(17)	(195)
Proceeds from disposition of assets	11	—

Net cash used in investing activities	(6)	(195)

Financing activities:
Payment of long-term borrowing	(9)	(4,503)

Net cash used in financing activities	(9)	(4,503)

Net increase (decrease) in cash and cash equivalents	3,788	(562)
Cash and cash equivalents at beginning of period	3,790	955

Cash and cash equivalents at end of period	$7,578	$393

Supplemental cash flow information:

Income taxes received	$—	$(41)
Interest paid	389	679
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of July 2, 2006 and the results of its operations and cash flows for the periods presented. Such adjustments include normal recurring accruals. Operating results for the three-month period ended July 2, 2006 are not necessarily indicative of the results that may be expected for the year ending April 1, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended April 2, 2006 of the Company.

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

Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.4 million and $6.3 million at July 2, 2006 and April 2, 2006, respectively. The Company performed fair value based impairment tests on its goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. With the exception of goodwill related to Churchill Weavers, Inc. (“Churchill”), the Company determined that the fair value exceeded the recorded value at April 4, 2005 and April 3, 2006. Churchill’s goodwill of $90,000 was written off in June 2006 due to its decline in sales volume and profitability in recent years which were indicative of an impairment.

Provision for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. For the three-month period ended July 3, 2005, deferred tax assets were offset by a valuation allowance as available evidence did not indicate that the assets would be realized. In the fourth quarter of fiscal 2006, the Company determined that, due to taxable earnings generated in recent years, it is more likely than not that the benefit would be realized prior to the expiration of its $11.2 million net operating loss carryforward and consequently the valuation account was removed.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses included in cost of sales amounted to $1 million in each of the three months ended July 2, 2006 and July 3, 2005, respectively.

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share Based Payment”. SFAS No. 123 (R) supersedes Accounting Principles Board (“APB’’) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, prior to April 3, 2006, the Company accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. The Company has adopted SFAS No. 123 (R) effective April 3, 2006 using the modified-prospective method. Under the modified-prospective method, the prior periods’ financial statements are not restated. As no employee stock options were granted in the current period and the amount of nonvested options outstanding were insignificant, the adoption of SFAS No. 123 (R) had no material impact on the Company’s results of operations for the quarter ended July 2, 2006. The impact on future periods will be dependent on levels of share based payments granted in the future.

Recently Issued Accounting Standards: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. In such circumstances the new accounting principle would be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable with a corresponding adjustment made to the opening balance of retained earnings for that period rather than being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. This statement is effective for the Company as of April 3, 2006. Adoption of this statement had no impact on the results of operations for the quarter ended July 2, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and error corrections.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

2.	Inventory: Major classes of inventory were as follows (in thousands):

	July 2, 2006	April 2, 2006
Raw Materials	$379	$442
Work in Process	73	73
Finished Goods	13,072	9,227

	$13,524	$9,742

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.6 million at July 2, 2006 and $0.5 million at April 2, 2006.

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

Notes Payable and Other Credit Facilities: At July 2, 2006 and April 2, 2006, long-term debt consisted of:

	July 2,	April 2,
	2006	2006
Senior subordinated notes	$16,000	$16,000
Non-interest bearing notes	8,000	8,000
Capital leases	50	58
PIK notes	1,077	1,077
Original issue discount	(971)	(1,177)

	24,156	23,958
Less current maturities	33	36

	$24,123	$23,922

The Company’s credit facilities at July 2, 2006 include the following:
Revolving Credit of up to $7.5 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime plus 1.00% (9.00% at July 2, 2006) for base rate borrowings and LIBOR plus 2.75% (8.08% at July 2, 2006) for Euro-dollar borrowings. The maturity date is July 23, 2007. The facility is secured by a first lien on all assets. There was no balance outstanding at July 2, 2006. The Company had $6.7 million available at July 2, 2006. As of July 2, 2006, letters of credit of $775,000 were outstanding against the $1.5 million sub-limit for letters of credit associated with the $7.5 million revolving credit facility.

Senior Subordinated Notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note due July 23, 2007 (“PIK Notes”) for which $1,077,000 has been accrued as of July 2, 2006. The maturity date is July 23, 2007, and the notes are secured by a second lien on all assets. In addition to principal and interest, a payment of $8 million is due on the earliest to occur of (i) maturity of the notes, (ii) prepayment of the notes, or (iii) sale of the Company. The original issue discount of $4.1 million on this non-interest bearing obligation at a market interest rate of 12% is being amortized over the life of the notes. The remaining unamortized balance of $971,000 is included in the Consolidated Balance Sheet as of July 2, 2006.
These credit facilities contain covenants regarding minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to cash interest and minimum shareholders’ equity, as well as limitations on annual capital expenditures and operating lease commitments. The bank facilities also place restrictions on the amounts the Company may expend on acquisitions and purchases of treasury stock and currently prohibit the payment of dividends. The Company was in compliance with these covenants as of July 2, 2006.
The Company also had other obligations at July 2, 2006 of $16,000 and $34,000, which expire in May 2007 and July 2008, respectively.
Minimum annual maturities are as follows (in thousands):

Fiscal	Sub Notes		PIK Notes	Other	Total
2007	—		—	28	28
2008	24,000	*	1,077	19	25,096
2009	—		—	3	3

Total	$24,000		$1,077	$50	$25,127

*	Includes $8 million non-interest bearing note issued at an original issue discount of $4.1 million.
As part of its refinancing in July 2001, the Company issued to its lenders Common Stock Purchase Warrants for non-voting common stock that are convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants are non-callable and expire six years from their date of issuance. The value of the warrants of $2.4 million using the Black-Scholes option pricing model was credited to additional paid-in capital in the second quarter of fiscal 2002.

Subsequent to July 2, 2006, the Company refinanced the credit facilities which existed on July 2, 2006. On July 11, 2006, the Company together with Crown Crafts Infant Products, Inc., Churchill and Hamco, Inc., each a wholly-owned subsidiary of the Company, entered into a Financing Agreement (the “Financing Agreement”) with The CIT Group/Commercial Services, Inc. (“CIT”) providing for revolving loans of up to an aggregate principal amount of $22,000,000. Borrowings under the Financing Agreement accrue interest at either prime minus 1.0% per annum or, in the case of certain LIBOR loans, LIBOR plus 2.25% per annum. The Financing Agreement will expire on July 11, 2009.

Proceeds of the initial borrowing under the Financing Agreement, along with internally-generated cash of $7.8 million, were used by the Company to pay approximately $17.3 million to liquidate the full amount of the the Senior Subordinated Note and the PIK Notes related to the existing credit facilities, which agreements were terminated effective July 11, 2006. Concurrently, in exchange for the surrender and cancellation of the Common Stock Purchase Warrants referred to above and the settlement of the $8 million non-interest bearing note due in 2008 (reflected in long-term debt at a net value of $7.0 million , net of unamortized original issue discount), the Company issued to Wachovia Bank, National Association (“Wachovia”), Banc of America Strategic Solutions, Inc. and The Prudential Insurance Company of America (collectively, the “Existing Lenders”) Secured Subordinated Promissory Notes (the “Subordinated Notes”) dated July 11, 2006 in the aggregate principal amount of $4,000,000. The Subordinated Notes do not bear interest and are payable in two equal installments of $2,000,000 each, the first of which is payable on July 11, 2010 and the second of which is payable on July 11, 2011. As a result of the refinancing, the Company expects to record a pre-tax gain of approximately $4.0 million in the second quarter of fiscal 2007.

4.	Earnings per Share: The weighted average number of shares outstanding on a fully diluted basis were 22,137,000 and 21,331,000 at July 2, 2006 and July 3, 2005, respectively, Because the operating results for the three months ended July 3, 2005 reflected a loss, the dilutive impact of potentially issuable shares is not considered in the computation of income (loss) per share since it would reduce the loss per share otherwise reported.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company operates indirectly through its subsidiaries, Crown Crafts Infant Products, Inc., Hamco, Inc. and Churchill, primarily in the Infant and Juvenile Products segments within the Consumer Products industry. The Company’s offices are located in Huntington Beach and Compton, California; Gonzales, Louisiana; Berea, Kentucky; and Rogers, Arkansas.
The Infant and Juvenile Products segments consist of bedding, bibs, soft goods and accessories. The Company’s infant and juvenile products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers’ private labels. The products are produced primarily by foreign contract manufacturers, then warehoused and shipped from a facility in Compton, California. The Company also had a warehouse facility in Gonzales, Louisiana which was closed during the second quarter of fiscal year 2006. All shipments previously shipped from this warehouse are now made from Compton, California. Sales are generally made directly to retailers, primarily mass merchants, large chain stores and specialty stores. The Company also produces hand-woven adult throws, adult scarves and infant blankets. Sales of these products are generally made to major department stores, specialty shops, gift stores and designer showrooms.
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
RESULTS OF OPERATIONS
The following table contains results of operations data for the three months ended July 2, 2006 and July 3, 2005 and the dollar and percentage variances among those periods.

	July 2, 2006	July 3, 2005	$ change	% change
	Dollars in thousands

Net Sales by Category

Bedding, Blankets and Accessories	$10,905	$8,984	$1,921	21.4%
Bibs and Bath	4,848	4,159	689	16.6%
Handwoven Products	411	516	(105)	-20.3%
Total Net Sales	16,164	13,659	2,505	18.3%
Cost of Products Sold	11,584	10,692	892	8.3%
Gross Profit	4,580	2,967	1,613	54.4%
% of Net Sales	28.3%	21.7%

Marketing and Administrative Expenses	2,450	2,468	(18)	-0.7%
% of Net Sales	15.2%	18.1%
Interest Expense	723	802	(79)	-9.8%
Other income — net	(119)	(42)	(77)	183.3%
Income Tax Expense	615	8	607	7587.5%
Net Income	911	(269)	1,180	438.7%
% of Net Sales	5.6%	-2.0%

Net Sales: Sales of bedding, blankets and accessories increased for the three-month period of fiscal year 2007 as compared to the same period in fiscal year 2006. The majority of the increase was due to sales of new private label designs amounting to $2.4 million. Some of the new designs began shipping in the latter part of fiscal year 2006, while others began shipping during the first three months of fiscal year 2007. Also, shipments totaling $1.0 million were made earlier in the current year than in the prior year. Offsetting these increases are decreases of $1.3 million related to programs dropped subsequent to the first quarter of fiscal year 2006.
Bib and bath sales increased for the three-month period of fiscal year 2007 as compared to the same period in fiscal year 2006 due to shipments of $0.3 million earlier in the current year than in the prior year, sales of new designs of $0.1 million and a net increase in replenishment orders of $0.4 million.
Churchill has experienced a continuous decline in sales since fiscal year 2000. As a domestic manufacturer of home furnishings and infant blankets, Churchill has been negatively impacted by multiple factors. The number of small specialty stores, Churchill’s primary customers, has decreased. Also, competition has increased, as imported luxury hand woven items can be sold at lower prices. The decline in the gift industry continues to have a negative impact on customer sales. Management responded to these challenges by initiating measures to reduce costs and improve sales. Although cost reductions were achieved, sales have not increased. Churchill’s sales for the three-month period of fiscal 2007 declined by 20% as compared to the same period in the prior year.
Gross Profit: Gross profit increased in both amount and as a percentage of net sales for the three-month period of fiscal year 2007 as compared to the same period in the prior year. Favorable variances in sales activity as compared to budget caused an overabsorption of overhead which is allocated to inventory upon purchase and then transferred to cost of sales as goods are sold. The overabsorption caused gross margin to increase by approximately 2% and such variance should reverse itself over the remaining quarters as all overhead costs are fully absorbed over the course of the year. The remaining improvement in gross margin is due to significant changes in our sourcing and distribution strategies subsequent to the first quarter of fiscal year 2006, which ultimately resulted in reduced purchase prices for merchandise and increased utilization of existing distribution facilities. During an eighteen month period beginning in early 2006, the company relocated approximately 50% of its production from Southern China to more cost competitive suppliers in Northern China. During the second quarter of fiscal year 2006, the Company also completed the transition from domestic manufacturing and transferred production to more cost-effective Asian suppliers. Additionally, the Gonzales, Louisiana distribution center was relocated to Compton, California during August 2006. The aforementioned changes have had a positive impact on gross margin as both the cost of product and the cost to handle the merchandise was reduced.
Marketing and Administrative Expenses: Marketing and administrative expenses for the three-month period of fiscal year 2007 approximated expenses for the same period of fiscal year 2006. The decrease in marketing and administrative expenses as a percentage of sales is a direct result of the increase in net sales. The Company was able to service the increase in sales with existing personnel. Included in marketing and administrative expenses in the first quarter of fiscal year 2007 is the write-off of $90,000 in goodwill associated with Churchill.
Interest Expense: The decrease in interest expense for the three-month period of fiscal year 2007 as compared to fiscal year 2006 is due to a lower average debt balance. The Company had $24.2 million in total debt at July 2, 2006, compared to $23.1 million at July 3, 2005. Although debt is higher at the end of the current year quarter as a result of the amortization of the discount discussed in Note 3 to the financial statements included in this report and the annual issuance of promissory notes related to the deferred payment of interest on the Company’s senior subordinated notes, average debt in the first quarter of fiscal 2006 was higher because the payment in full of $4.5 million in senior notes did not occur until June 2005. As such, interest expense was higher in April and May 2005.
Other Income — Net: Other income is composed primarily of interest income received on the Company’s overnight investment sweep. The increase in interest income is due to a higher average cash balance in the first quarter of fiscal year 2007 than in the same period of fiscal year 2006.
Income Tax Expense: The significant increase in income tax expense from the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2007 is due to improved profitability and the full recognition of federal income tax expense now that the deferred tax valuation account was removed in the fourth quarter of fiscal year 2006. Due to uncertainty as to its ultimate realization, prior to the fourth quarter of fiscal year 2006, the benefits of the Company’s net operating loss carryforwards were only being recognized as profits were being generated. As a result, tax expense prior to the fourth quarter of fiscal year 2006 included no federal tax expense on a net basis but included only state and local income taxes. The unrecognized benefit of the net operating loss carryforwards was reflected in a deferred tax asset valuation account. In the fourth quarter of fiscal year 2006, management determined that due to taxable earnings generated in recent years, it was more likely than not that the benefit of the net operating loss carryforwards would be realized over time prior to their expiration and, consequently, the deferred tax asset valuation account was removed at April 2, 2006. As a result of this change in estimate, federal income tax expense of $471,000 was recorded in the first quarter of fiscal year 2007, although no federal income taxes are expected to be paid due to the utilization of the net operating loss carryforwards. The $1.8 million increase in pre-tax income resulted in an increase in state income tax expense of $135,000.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $3.8 million for the first three months of fiscal year 2007 compared to net cash provided by operating activities of $4.1 million for the first three months of fiscal year 2006. The decrease in cash provided by operating activities is primarily due to changes in accounts receivable, accounts payable and accrued liability balances offset by a change in inventory balances. Net cash used in investing activities was $6,000 in the first three months of fiscal year 2006 and $195,000 in the prior year period. The decrease in cash used for investing activities is due to capital expenditures in the prior year related to the conversion of one of the Company’s subsidiaries to a software system currently used by other locations. Net cash used in financing activities was $9,000 compared to net cash used in financing activities of $4.5 million in the prior year period. The decrease in cash used in financing activities was due to the payment in full of the Company’s $4.5 million senior notes in June, 2005.
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
To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2009, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest until payment is received. The interest rate through July 11, 2006 was prime minus 0.5% (7.75% at July 2, 2006); subsequent to July 11, 2006, the Company will be charged interest at prime minus 1.0%. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.
Churchill is continuing to implement additional cost reductions while pursuing new sales avenues in the hospitality and craft markets. Currently, management is not able to determine if Churchill’s decline in sales can be reversed and/or if costs can be reduced so that Churchill can operate profitably. If the existing trend cannot be reversed, then a sale or liquidation of Churchill may occur. Management is currently determining the value of Churchill and the financial impact of a potential sale or liquidation. Goodwill associated with Churchill of $90,000 was written-off in June 2006.
FORWARD-LOOKING INFORMATION
This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company’s results of operations and financial condition. The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in the Company’s explanations, whether as a result of new information, future events or otherwise.

ITEM 3 — QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was no balance outstanding at July 2, 2006 and April 2, 2006. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 82% of gross sales, and 42% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.
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
During the quarter ended July 2, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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
Item 1A — Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Form 10-K for the year ended April 2, 2006.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3 — Defaults Upon Senior Securities
     None

Item 4 — Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of the Company was held on August 8, 2006 at the Company’s corporate headquarters in Gonzales, Louisiana. The proposals set forth below were voted on at the meeting with the following results:
1.	Election of two members to the board of directors to hold office for a three-year term. The results were as follows:

Director Nominee	For	Authority Withheld
Sidney Kirschner	8,026,702	232,718
Zenon S. Nie	8,027,052	232,368
2.	Approve the Company’s 2006 Omnibus Incentive Plan. The results were as follows:

For	4,285,978
Against	272,446
Abstain	27,234
3.	Transaction of such other business as may properly come before the annual meeting or any adjournments or postponements thereof. The results were as follows:

For	7,951,750
Against	216,237
Abstain	91,433
     Each of the foregoing proposals was set forth and described in the Notice of Annual Meeting and Proxy Statement of the Company dated July 7, 2006.
Item 5 — Other Information
     None

Item 6 — Exhibits

Exhibit No.	Exhibit
4.1	Amendment No. 1 to Amended and Restated Rights Agreement dated as of July 12, 2006 between the Company and Computershare Investor Services, LLC (1)

10.1	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

10.2	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

10.3	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc. (1)

10.4	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Wachovia Bank, National Association (1)

10.5	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Banc of America Strategic Solutions, Inc. (1)

10.6	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to The Prudential Insurance Company of America (1)

10.7	Security Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and Wachovia Bank, National Association, as Agent (1)

10.8	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to Wachovia Bank, National Association, as Agent (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 17, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.
Date: August 16, 2006	/s/ Amy Vidrine Samson
AMY VIDRINE SAMSON
Chief Financial Officer (duly authorized signatory and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit
4.1	Amendment No. 1 to Amended and Restated Rights Agreement dated as of July 12, 2006 between the Company and Computershare Investor Services, LLC (1)

10.1	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

10.2	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

10.3	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc. (1)

10.4	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Wachovia Bank, National Association (1)

10.5	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Banc of America Strategic Solutions, Inc. (1)

10.6	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to The Prudential Insurance Company of America (1)

10.7	Security Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and Wachovia Bank, National Association, as Agent (1)

10.8	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to Wachovia Bank, National Association, as Agent (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 17, 2006.