Form 10-Q
period 2006-10-01
CROWN CRAFTS INC
filed 2006-11-15
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006

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
Large accelerated filer ☐       Accelerated filer ☐       Non-Accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 1, 2006 was 9,934,188.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 1, 2006 and April 2, 2006
(UNAUDITED)
(dollar amounts in thousands, except share and per share amounts)

	October 1, 2006	April 2, 2006
ASSETS

Current assets:
Cash and cash equivalents	$42	$3,790

Accounts receivable (net of allowances of $1,334 at October 1, 2006 and $1,164 at April 2, 2006)
Due from factor	11,661	12,465
Other	3,487	1,992
Inventories, net	12,046	9,742
Prepaid expenses	991	1,177
Deferred income taxes	990	990

Total current assets	29,217	30,156
Property, plant and equipment — at cost:
Land, buildings and improvements	1,349	1,375
Machinery and equipment	2,534	2,459
Furniture and fixtures	659	649

	4,542	4,483
Less accumulated depreciation	3,118	2,945

Property, plant and equipment — net	1,424	1,538

Other assets:
Goodwill, net	22,884	22,974
Deferred income taxes	1,708	3,397
Other	220	114

Total other assets	24,812	26,485

Total Assets	$55,453	$58,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,647	$3,511
Accrued wages and benefits	992	942
Accrued royalties	1,578	559
Other accrued liabilities	439	367
Current maturities of long-term debt	28	36

Total current liabilities	9,684	5,415
Non-current liabilities:
Long-term debt	10,586	23,922

Total non-current liabilities	10,586	23,922

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock — par value $0.01 per share; 74,000,000 shares authorized; 9,934,188 shares outstanding at October 1, 2006 and 9,505,937 outstanding at April 2, 2006	99	95
Additional paid-in capital	38,317	38,244
Accumulated deficit	(3,233)	(9,497)

Total shareholders’ equity	35,183	28,842

Total Liabilities and Shareholders’ Equity	$55,453	$58,179

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six-Month Periods Ended October 1, 2006 and October 2, 2005
(UNAUDITED)
(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net sales	$21,574	$21,285	$37,738	$34,944
Cost of products sold	15,821	16,676	27,405	27,368

Gross profit	5,753	4,609	10,333	7,576
Marketing and administrative expenses	2,729	2,596	5,179	5,064

Income from operations	3,024	2,013	5,154	2,512
Other income (expense):
Interest expense	(286)	(740)	(1,010)	(1,541)
Gain on debt refinancing	4,069	—	4,069	—
Other — net	21	(25)	140	17

Income before income taxes	6,828	1,248	8,353	988
Income tax expense	1,475	97	2,089	105

Net income	$5,353	$1,151	$6,264	$883

Basic income per share	$0.55	$0.12	$0.65	$0.09

Diluted income per share	$0.54	$0.05	$0.64	$0.04

Weighted average shares outstanding — basic	9,690	9,506	9,598	9,506

Weighted average shares outstanding — diluted	9,990	21,441	9,821	21,386

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended October 1, 2006 and October 2, 2005
(UNAUDITED)
(amounts in thousands)

	October 1,	October 2,
	2006	2005
Operating activities:
Net income	$6,264	$883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	231	230
Goodwill write-off	90	—
Deferred income taxes	1,688	—
Gain on sale of property, plant and equipment	(11)	14
Discount accretion	242	372
Gain on debt restructuring	(4,069)	—
Stock-based compensation	47	—
Changes in assets and liabilities
Accounts receivable	(691)	98
Inventories, net	(2,304)	445
Prepaid expenses	186	446
Other assets	(105)	(15)
Accounts payable	3,136	1,420
Accrued liabilities	1,142	424

Net cash provided by operating activities	5,846	4,317

Investing activities:
Capital expenditures	(117)	(339)
Proceeds from disposition of assets	11	1

Net cash used in investing activities	(106)	(338)

Financing activities:
Retirement of debt	(17,077)	(4,500)
Payments on long-term debt	(19)	(8)
Borrowings (repayments) under line of credit, net	7,647	—
Debt issuance costs	(69)	—
Issuance of common stock	30	—

Net cash used in financing activities	(9,488)	(4,508)

Net (decrease) in cash and cash equivalents	(3,748)	(529)
Cash and cash equivalents at beginning of period	3,790	955

Cash and cash equivalents at end of period	$42	$426

Supplemental cash flow information:
Income taxes paid (received)	$136	$(33)
Interest paid	624	1,159
Accrued interest converted to long-term debt	—	268
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE THREE AND SIX-MONTH PERIODS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005
1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of October 1, 2006 and the results of its operations and cash flows for the periods presented. Such adjustments include normal recurring accruals. Operating results for the three and six-month periods ended October 1, 2006 are not necessarily indicative of the results that may be expected for the year ending April 1, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended April 2, 2006 of the Company.

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

Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.4 million and $6.3 million at October 1, 2006 and April 2, 2006, respectively. The Company performed fair value based impairment tests on its goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. With the exception of goodwill related to Churchill Weavers, Inc. (“Churchill”), the Company determined that the fair value exceeded the recorded value at April 4, 2005 and April 3, 2006. Churchill’s goodwill of $90,000 was written off in June 2006 due to its decline in sales volume and profitability in recent years which were indicative of an impairment.

Provision for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. For the three and six-month periods ended October 2, 2005, deferred tax assets were offset by a valuation allowance as available evidence did not indicate that the assets would be realized. In the fourth quarter of fiscal 2006, the Company determined that, due to taxable earnings generated in recent years, it is more likely than not that the benefit would be realized prior to the expiration of its net operating loss carryforward and consequently the valuation account was removed. As a result of the removal of the deferred tax valuation allowance, the Company’s income tax expense in periods subsequent to the third quarter of fiscal year 2006 will include federal as well as state and local income taxes.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses included in cost of sales amounted to $2.3 million and $2.4 million in the six-month periods ended October 1, 2006 and October 2, 2005, respectively.

Recently Issued Accounting Standards: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. In such circumstances the new accounting principle would be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable with a corresponding adjustment made to the opening balance of retained earnings for that period rather than being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. This statement is effective for the Company as of April 3, 2006. Adoption of this statement had no impact on the results of operations for the three and six-month periods ended October 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and error corrections.

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

2.	Stock-Based Compensation: The Company has two incentive stock plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2006 Omnibus Incentive Plan (“2006 Plan”). The Company granted non-qualified stock options to employees and non-employee directors from the 1995 Plan through the fiscal year ended April 2, 2006. In conjunction with the approval of the 2006 Plan by the Company’s stockholders at its Annual Meeting in August 2006, options may no longer be issued from the 1995 Plan.

The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and its subsidiaries and to motivate these persons to achieve performance objectives related to the Company’s overall goal of increasing stockholder value. The principal reason for adopting the 2006 Plan is to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees. Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan. The 2006 Plan is administered by the compensation committee of the board of directors, who selects eligible employees and non-employee directors to participate in the 2006 Plan and determines the type, amount and duration of individual awards.

On April 3, 2006, the Company adopted SFAS No. 123 (R), “Share Based Payment". This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related implementation guidance that had previously allowed companies to choose between expensing stock options or providing pro-forma disclosure only. SFAS 123 (R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and instead requires that such transactions be accounted for using a fair-value-based method. In addition, the SEC issued Staff Accounting Bulletin 107 in April 2005, which provides supplemental implementation guidance for SFAS 123 (R).

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123 (R), consistent with the method previously used for pro forma disclosures under SFAS No. 123. The Company elected to use the modified prospective transition method permitted by SFAS 123 (R). Under the modified prospective method, SFAS 123 (R) applies to new awards issued on or after April 3, 2006 as well as the unvested portion of awards that were outstanding as of April 2, 2006, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the three and six-month periods ended October 1, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, April 2, 2006 in accordance with the original provisions of SFAS No. 123. Prior periods were not restated to reflect the impact of adopting the new standard.

Prior to adoption of SFAS 123 (R), the Company measured compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles as prescribed by APB Opinion No. 25 and related interpretations. The Company also used the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share for the three and six-month periods ended October 2, 2005 had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123(R).

	Three months ended	Six months ended
	October 2, 2005	October 2, 2005
Net income, as reported	$1,151	$883
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(11)	(22)

Pro forma net income	$1,140	$861

Income per share:
Basic — as reported	$0.12	$0.09

Basic — pro forma	$0.12	$0.09

Diluted — as reported	$0.05	$0.04

Diluted — pro forma	$0.05	$0.04

The Company recorded $47,000 of stock-based compensation during the three and six-month periods ended October 1, 2006 as a result of the adoption of SFAS 123 (R), which had no effect on basic or diluted earnings per share. No stock-based compensation costs were capitalized as part of the cost of an asset as of October 1, 2006.
Stock Options: The following table represents stock option activity for the six-month period ended October 1, 2006.

	Weighted-average	Number of Options
	Exercise Price	Outstanding
Outstanding, April 3, 2006	$0.80	536,100
Granted	3.15	212,000
Exercised	0.58	53,251
Forfeited	0.78	31,999

Outstanding, October 1, 2006	$1.57	662,850

Exercisable, October 1, 2006	$0.84	434,860

During the quarter ended October 1, 2006, the Company granted 212,000 non-qualified options at the market price at the date of grant, which options vest over a two-year period, assuming continued service. The Company recognized $20,000 of compensation expense of which $5,000 was included in cost of products sold and $15,000 was included in marketing and administrative expenses in the accompanying Consolidated Statements of Operations related to these stock option grants for the three and six-month periods ended October 1, 2006.

The following weighted-average assumptions were used for grants issued during the three and six-month periods ended October 1, 2006.

	Options	Options
	Issued to	Issued to
	Employees	Directors
Options Issued	200,000	12,000
Dividend Yield	—	—
Expected Volatility	70.00%	70.00%
Risk free interest rate	4.76%	4.79%
Expected life, years	5.75	3.25
Forfeiture rate	5.00%	5.00%
A summary of stock options outstanding and exercisable at October 1, 2006 is as follows:

		Weighted Avg.	Weighted Avg.		Weighted Avg.
	Number of	Remaining	Exercise Price	Number of	Exercise Price
Range of	Options	Contractual	of Options	Shares	of Shares
Exercise Prices	Outstanding	Life	Outstanding	Exercisable	Exercisable
$0.18-0.41	28,500	3.83 years	$0.23	28,500	$0.23
$0.65	131,000	6.25 years	0.65	123,008	0.65
$0.66	12,000	3.86 years	0.66	4,002	0.66
$0.71	174,750	5.57 years	0.71	174,750	0.71
$1.06-2.31	104,600	3.68 years	1.45	104,600	1.45
$3.15	212,000	9.62 years	3.15	—	0.00

	662,850			434,860

As of October 1, 2006, total unrecognized stock-option compensation costs amounted to $416,000. Unvested stock option compensation costs will be recognized as the underlying stock options vest over a period of up to two years. The amount of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee that has received stock options that are unvested as of such employee’s termination date. The aggregate intrinsic value of both the options outstanding and the options exercisable at October 1, 2006 was $1.0 million.

Non-vested Stock: The fair value of non-vested stock is determined based on the number of shares granted and the quoted closing price of the Company’s common stock on the date of grant. All non-vested stock awards issued under the 2006 Plan vest based upon continued service.

During the three-month period ended October 1, 2006, the Company granted 375,000 shares of non-vested stock with a weighted-average grant date fair value of $3.15. These shares have four-year cliff vesting. The Company recognized $25,000 of compensation expense that was included in marketing and administrative expenses in the accompanying Consolidated Statements of Operations. The deferred amount is being amortized by monthly charges to earnings over the four-year vesting period.

As of October 1, 2006, the amount of unrecognized non-vested stock compensation costs amounted to $1.2 million. The amount of unrecognized non-vested stock compensation will be affected by any future non-vested stock grants and by the separation from the Company of any employee who has received non-vested stock grants that are unvested as of such employee’s separation date.

3.	Inventory: Major classes of inventory were as follows (in thousands):

	October 1, 2006	April 2, 2006
Raw Materials	$344	$442
Work in Process	73	73
Finished Goods	11,629	9,227

	$12,046	$9,742

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.5 million at October 1, 2006 and at April 2, 2006.

4.	Financing Arrangements

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

Notes Payable and Other Credit Facilities: At October 1, 2006 and April 2, 2006, long-term debt consisted of:

	October 1,	April 2,
	2006	2006
Revolving credit facility	$7,647	$—
Senior subordinated notes	—	16,000
Non-interest bearing notes	4,000	8,000
Capital leases	41	58
PIK notes	—	1,077
Original issue discount	(1,074)	(1,177)

	10,614	23,958
Less current maturities	28	36

	$10,586	$23,922

The Company’s credit facilities at October 1, 2006 include the following:

Revolving Credit of up to $22 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime minus 1.00% (7.25% at October 1, 2006) for base rate borrowings or LIBOR plus 2.25% (7.57% at October 1, 2006). The maturity date is July 11, 2009. The facility is secured by a first lien on all assets. There was $7.6 million outstanding at October 1, 2006. The Company had $11 million available at October 1, 2006. As of October 1, 2006, letters of credit of $655,000 were outstanding against the $1.5 million sub-limit for letters of credit.

The financing agreement for the $22 million revolving credit facility contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of October 1, 2006.

Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010 and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $1.1 million is included in the Consolidated Balance Sheet as of October 1, 2006.

The Company also had other obligations at October 1, 2006 of $11,000 and $29,000, which expire in May 2007 and July 2008, respectively.

As of April 2, 2006, the Company had senior subordinated notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note for which $1.1 million had been accrued and a non-interest bearing note of $8 million carried at a book value of $6.8 million, net of unamortized original issue discount. These balances were refinanced on July 11, 2006 using internally generated cash and funds available under the revolving credit line described above. Concurrent with the refinancing of the senior subordinated notes, the Company settled the $8 million non-interest bearing note and extinguished related common stock purchase warrants by issuance of the $4 million subordinated notes described above. The refinancing resulted in a gain of $4.1 million ($3.7 million net of tax) reported in the three and six-month periods ended October 1, 2006. Approximately $3.1 million of the gain was not subject to federal income tax.

Minimum annual maturities are as follows (in thousands):

Fiscal	Revolver	Sub Notes	Other	Total
2007	$—	$—	$19	$19
2008	—	—	19	19
2009	—	—	3	3
2010	7,647	—	—	7,647
2011	—	2,000	—	2,000
2012	—	2,000	—	2,000

Total	$7,647	$4,000	$41	$11,688

5.	Earnings per Share: The weighted average number of shares outstanding on a fully diluted basis were 9,990,000 and 9,821,000 for the three and six-month periods ended October 1, 2006, respectively compared to 21,441,000 and 21,386,000 for the three and six-month periods ended October 2, 2005, respectively. The Company had issued to its previous lenders Common Stock Purchase Warrants for non-voting common stock that were convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. As a result of the debt refinancing discussed above, these warrants were extinguished and are, therefore, no longer included in the Company’s calculation of diluted earnings per share.

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
RESULTS OF OPERATIONS
The following table contains results of operations data for the three and six months ended October 1, 2006 and October 2, 2005 and the dollar and percentage variances among those periods.

	Three months ended				Six months ended
		October 2,		%	October 1,	October 2,		%
	October 1, 2006	2005	$ change	change	2006	2005	$ change	change
	Dollars in thousands					Dollars in thousands
Net Sales by Category
Bedding, Blankets and Accessories	$15,150	$14,786	$364	2.5%	$26,056	$23,770	$2,286	9.6%
Bibs and Bath	5,769	5,770	(1)	0.0%	10,617	9,929	688	6.9%
Handwoven Products	655	729	(74)	-10.2%	1,065	1,245	(180)	-14.5%
Total Net Sales	21,574	21,285	289	1.4%	37,738	34,944	2,794	8.0%
Cost of Products Sold	15,821	16,676	(855)	-5.1%	27,405	27,368	37	0.1%
Gross Profit	5,753	4,609	1,144	24.8%	10,333	7,576	2,757	36.4%
% of Net Sales	26.7%	21.7%			27.4%	21.7%
Marketing and Administrative Expenses	2,729	2,596	133	5.1%	5,179	5,064	115	2.3%
% of Net Sales	12.6%	12.2%			13.7%	14.5%
Interest Expense	286	740	(454)	-61.4%	1,010	1,541	(531)	-34.5%
Gain on Debt Refinancing	(4,069)	—	(4,069)	100.0%	(4,069)	—	(4,069)	100.0%
Other Income — net	(21)	25	(46)	-184.0%	(140)	(17)	(123)	723.5%
Income Tax Expense	1,475	97	1,378	1420.6%	2,089	105	1,984	1889.5%
Net Income	5,353	1,151	4,202	365.1%	6,264	883	5,381	609.4%
% of Net Sales	24.8%	5.4%			16.6%	2.5%

Net Sales: Sales of bedding, blankets and accessories increased for the three-month period of fiscal year 2007 as compared to the same period in fiscal year 2006. The majority of the increase was due to sales of new private label designs amounting to $3.6 million. Some of the new designs began shipping in the latter part of fiscal year 2006, while others began shipping during the first three months of fiscal year 2007. In addition, there was a net increase of $0.6 million in shipments of replenishment orders. Offsetting these increases are decreases of $2.8 million related to programs dropped in the latter part of fiscal year 2006 and $1.0 million of shipments that occurred in the first quarter of the current year but in the second quarter of the prior year.
Sales of bedding, blankets and accessories increased for the six-month period of fiscal year 2007 as compared to the same period in fiscal year 2006 as a result of shipments of new designs amounting to $6.0 million and a net increase in replenishment shipments of $0.4 million, offset by a decrease of $4.1 million related to programs dropped in the latter part of fiscal year 2006.
Bib and bath sales remained constant for the three-month period of fiscal year 2007 as compared to the same period in fiscal year 2006. Bib and bath sales increased for the six-month period due to sales of new designs of $1.3 million offset by a net decrease in replenishment orders of $0.6 million.
Churchill has experienced a continuous decline in sales since fiscal year 2000. As a domestic manufacturer of home furnishings and infant blankets, Churchill has been negatively impacted by multiple factors. The number of small specialty stores, Churchill’s primary customers, has decreased. Also, competition has increased, as imported luxury hand woven items can be sold at lower prices. The decline in the gift industry continues to have a negative impact on customer sales. Management responded to these challenges by initiating measures to reduce costs and improve sales. Although cost reductions were achieved, sales have not increased. Churchill’s sales for the three and six-month periods of fiscal 2007 declined by 10% and 15%, respectively, as compared to the same periods in the prior year.
Gross Profit: Gross profit increased in both amount and as a percentage of net sales for the three and six-month periods of fiscal year 2007 as compared to the same periods in the prior year. Favorable variances in sales activity as compared to budget caused an over absorption of overhead which is allocated to inventory upon purchase and then transferred to cost of sales as goods are sold. The over absorption caused gross margin to increase by approximately 1.4% and such variance should reverse itself over the remaining quarters as all overhead costs are fully absorbed over the course of the year. The remaining improvement in gross margin is due to significant changes in our sourcing and distribution strategies subsequent to the first quarter of fiscal year 2006, which ultimately resulted in reduced purchase prices for merchandise and increased utilization of existing distribution facilities. During an eighteen month period beginning in early 2006, the company relocated approximately 50% of its production from Southern China to more cost competitive suppliers in Northern China. During the second quarter of fiscal year 2006, the Company also completed the transition from domestic manufacturing and transferred production to more cost-effective Asian suppliers. Additionally, the Gonzales, Louisiana distribution center was relocated to Compton, California during August 2006. The aforementioned changes have had a positive impact on gross margin as both the cost of product and the cost to handle the merchandise was reduced.
Marketing and Administrative Expenses: Marketing and administrative expenses for the three and six-month periods of fiscal year 2007 increased slightly as compared to the same periods of fiscal year 2006. As a percentage of net sales, marketing and administrative expenses increased slightly for the three-month period and decreased for the six-month period. As discussed in Note 2 to the Financial Statements, the Company granted stock options and non-vested stock during the second quarter of the current year. Both the three and six-month periods of fiscal year 2007 include $42,000 of compensation expense related to these grants. Also, additional incentive compensation of $246,000 and $437,000 are recorded in the three and six-month periods of fiscal year 2007, respectively, as compared to the prior year periods. In addition, the six-month period of the current year includes the write-off of $90,000 in goodwill associated with Churchill. The decrease in marketing and administrative expenses as a percentage of net sales excluding the aforementioned factors is a direct result of the increase in net sales.
Interest Expense: The decrease in interest expense for the three and six-month periods of fiscal year 2007 as compared to fiscal year 2006 is due to a lower average debt balance and lower interest rates primarily as a result of the debt refinancing on July 11, 2006 (see Note 4). The Company had $10.6 million in total debt at October 1, 2006, compared to $23.5 million at October 2, 2005.

Gain on Debt Refinancing: On July 11, 2006 the Company refinanced its credit facilities. In connection with the refinancing, non-interest bearing subordinated indebtedness was reduced from $8 million to $4 million. The $8 million debt was carried on the Company’s books net of an unamortized discount of $1 million immediately before the refinancing. The new $4 million debt was initially recorded net of an original issue discount of $1.1 million. The Company recorded an approximate pre-tax gain of $4.1 million on the subordinated debt reduction.
Other Income — Net: Other income is composed primarily of interest income received on the Company’s overnight investment sweep. The increase in interest income is due to a higher average cash balance in the first quarter of fiscal year 2007 than in the same period of fiscal year 2006. The Company had $7.8 million cash on July 11, 2006, $7.4 million of which was used to reduce debt in connection with the July 11, 2006 debt refinancing.
Income Tax Expense: The significant increase in income tax expense in the three and six-month periods of fiscal year 2007 as compared to the same periods of fiscal year 2006 is due to improved profitability and the full recognition of federal income tax expense now that the deferred tax valuation account was removed in the fourth quarter of fiscal year 2006. Due to uncertainty as to its ultimate realization, prior to the fourth quarter of fiscal year 2006 the benefits of the Company’s net operating loss carryforwards were only being recognized as profits were being generated. As a result, tax expense prior to the fourth quarter of fiscal year 2006 included no federal tax expense on a net basis but included only state and local income taxes. The unrecognized benefit of the net operating loss carryforwards was reflected in a deferred tax asset valuation account. In the fourth quarter of fiscal year 2006, management determined that due to taxable earnings generated in recent years, it was more likely than not that the benefit of the net operating loss carryforwards would be realized over time prior to their expiration and, consequently, the deferred tax asset valuation account was removed at April 2, 2006. As a result of the removal of the deferred tax valuation allowance, the Company’s income tax expense in periods subsequent to the third quarter of fiscal year 2006 will include federal as well as state and local income taxes.
Exclusive of the gain on debt refinancing, the effective tax rate for the three and six-month periods ended October 1, 2006 was approximately 40.0%. Approximately $3.1 million of the gain on debt refinancing related to the reversal of previously recognized debt-related expenses that were not deductible for federal tax purposes and consequently, the gain from the reversal of such expenses was not taxable. The debt-related expenses pertained to the amortization of the original issue discount on the previously issued non-interest bearing subordinated debt. Total tax expense related to the gain on debt refinancing was $373,000 representing an effective tax rate of 9.2%.
Net Income: The gain on debt refinancing, net of tax, amounted to $3.7 million ($0.38 per diluted share) in the three and six-month periods ended October 1, 2006. Exclusive of the gain on debt refinancing, net of tax, net income was $1.7 million for the three-month period ended October 1, 2006 and $2.6 million for the six-month period ended then ended. The improvements in net income as compared to the comparable year amounts are due to the factors explained above.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $5.7 million for the first six months of fiscal year 2007 compared to net cash provided by operating activities of $4.3 million for the first six months of fiscal year 2006. The increase in cash provided by operating activities is primarily due to increased net income and changes in accounts payable and accrued liability balances offset by changes in accounts receivable and inventory balances. Net cash used in investing activities was $107,000 in the first six months of fiscal year 2007 and $338,000 in the prior year period. The decrease in cash used for investing activities is due to capital expenditures in the prior year related to the conversion of one of the Company’s subsidiaries to a software system currently used by other locations. Net cash used in financing activities was $9.4 million compared to net cash used in financing activities of $4.5 million in the prior year period. In July 2006, the Company refinanced its credit facilities using cash of $7.4 million to reduce debt. Subsequent to the refinancing, the Company further reduced the revolving credit facility by $2.0 million. In the prior year, cash was used to pay in full the Company’s $4.5 million senior notes.
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

To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2009, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest until payment is received. The interest rate is prime minus 1.0%, which was 7.25% at October 1, 2006. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.
Churchill is continuing to implement additional cost reductions while pursuing new sales avenues in the hospitality and craft markets. Currently, management is not able to determine if Churchill’s decline in sales can be reversed and/or if costs can be reduced so that Churchill can operate profitably. If the existing trend cannot be reversed, then a sale or liquidation of Churchill may occur. Management is currently determining the value of Churchill and assessing the financial impact of a potential sale or liquidation. Goodwill associated with Churchill of $90,000 was written-off in June 2006.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was $7.6 million outstanding at October 1, 2006 and no balance outstanding at April 2, 2006. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $76,000 at the debt level of October 1, 2006. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 79% of gross sales, and 42% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

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
During the quarter ended October 1, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     None.

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

CROWN CRAFTS, INC.
Date: November 15, 2006	/s/ Amy Vidrine Samson
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