Form 10-Q
period 2006-12-31
CROWN CRAFTS INC
filed 2007-02-14
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to ___
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
Yes  ☑     No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☐     Non-Accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
     The number of shares of common stock, $0.01 par value, of the registrant outstanding as of December 31, 2006 was 9,959,690.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and April 2, 2006
(UNAUDITED)
(dollar amounts in thousands, except share and per share amounts)

	December 31, 2006	April 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19	$3,790

Accounts receivable (net of allowances of $1,249 at December 31, 2006 and $1,164 at April 2, 2006)
Due from factor	8,285	12,465
Other	2,484	1,992
Inventories, net	11,622	9,742
Prepaid expenses	1,381	1,177
Deferred income taxes	990	990

Total current assets	24,781	30,156
Property, plant and equipment — at cost:
Land, buildings and improvements	1,350	1,375
Machinery and equipment	2,578	2,459
Furniture and fixtures	659	649

	4,587	4,483
Less accumulated depreciation	3,230	2,945

Property, plant and equipment — net	1,357	1,538
Other assets:
Goodwill, net	22,884	22,974
Deferred income taxes	1,502	3,397
Other	765	114

Total other assets	25,151	26,485

Total Assets	$51,289	$58,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,205	$3,511
Accrued wages and benefits	1,351	942
Accrued royalties	1,037	559
Other accrued liabilities	279	367
Current maturities of long-term debt	23	36

Total current liabilities	8,895	5,415
Non-current liabilities:
Long-term debt	6,456	23,922

Total non-current liabilities	6,456	23,922

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock — par value $0.01 per share; 74,000,000 shares authorized; 9,959,690 shares outstanding at December 31, 2006 and 9,505,937 outstanding at April 2, 2006	100	95
Additional paid-in capital	38,456	38,244
Accumulated deficit	(2,618)	(9,497)

Total shareholders’ equity	35,938	28,842

Total Liabilities and Shareholders’ Equity	$51,289	$58,179

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine-Month Periods Ended December 31, 2006 and January 1, 2006
(UNAUDITED)
(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
Net sales	$16,453	$17,882	$54,191	$52,826
Cost of products sold	12,831	13,557	40,236	40,925

Gross profit	3,622	4,325	13,955	11,901
Marketing and administrative expenses	2,623	2,479	7,802	7,542

Income from operations	999	1,846	6,153	4,359
Other income (expense):
Interest expense	(195)	(773)	(1,204)	(2,315)
Gain on debt refinancing	—	—	4,069	—
Other — net	4	3	144	20

Income before income taxes	808	1,076	9,162	2,064
Income tax expense	194	13	2,283	118

Net income	$614	$1,063	$6,879	$1,946

Basic income per share	$0.06	$0.11	$0.71	$0.20

Diluted income per share	$0.06	$0.05	$0.69	$0.09

Weighted average shares outstanding — basic	9,953	9,506	9,716	9,506

Weighted average shares outstanding — diluted	10,269	21,749	9,973	21,513

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended December 31, 2006 and January 1, 2006
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	December 31,	January 1,
	2006	2006
Operating activities:

Net income	$6,879	$1,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	342	353
Goodwill write-off	90	—
Deferred income taxes	1,895	—
(Gain) loss on sale of property, plant and equipment	(11)	14
Discount accretion	295	567
Gain on debt refinancing	(4,069)	—
Stock-based compensation	171	—
Changes in assets and liabilities
Accounts receivable	3,688	2,335
Inventories, net	(1,880)	(186)
Prepaid expenses	(204)	(848)
Other assets	(101)	33
Accounts payable	2,694	2,102
Accrued liabilities	800	478

Net cash provided by operating activities	10,589	6,794

Investing activities:
Capital expenditures	(161)	(435)
Payment to acquire Kimberly Grant brand	(550)	—
Proceeds from disposition of assets	11	1

Net cash used in investing activities	(700)	(434)

Financing activities:
Retirement of debt	(17,077)	(4,500)
Payments on long-term debt	(27)	(12)
Borrowings (repayments) under line of credit, net	3,468	—
Debt issuance costs	(70)	—
Issuance of common stock	46	—

Net cash used in financing activities	(13,660)	(4,512)

Net (decrease) increase in cash and cash equivalents	(3,771)	1,848
Cash and cash equivalents at beginning of period	3,790	955

Cash and cash equivalents at end of period	$19	$2,803

Supplemental cash flow information:

Income taxes paid (received)	$294	$(17)
Interest paid	765	1,606
Accrued interest converted to long-term debt	—	268
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of December 31, 2006 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals. Operating results for the three and nine-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 1, 2007. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended April 2, 2006.

Revenue Recognition: Sales are recorded when goods are shipped to customers and are reported net of allowances for estimated returns and allowances in the consolidated statements of income. Allowances for returns are estimated based on historical rates. Allowances for returns, advertising allowances, warehouse allowances and volume rebates are netted against sales. These allowances are recorded commensurate with sales activity, and the cost of such allowances is netted against sales in reporting the results of operations. Shipping and handling costs, net of amounts reimbursed by customers, are relatively insignificant and are included in net sales.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances, and disputes. The Company has a certain amount of discontinued and irregular raw materials and finished goods, which necessitate the establishment of inventory reserves that are highly subjective. Actual results could differ from those estimates.

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

Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.4 million and $6.3 million at December 31, 2006 and April 2, 2006, respectively. The Company performed fair value based impairment tests on its goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. With the exception of goodwill related to Churchill Weavers, Inc. (“Churchill”), the Company determined that the fair value exceeded the recorded value at April 4, 2005 and April 3, 2006. Churchill’s goodwill of $90,000 was written off in June 2006 due to an impairment indicator, the decline in sales volume and decline in profitability in recent years.

Provision for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. For the three and nine-month periods ended January 1, 2006, deferred tax assets were fully offset by a valuation allowance as available evidence did not indicate that the assets would be realized. In the fourth quarter of fiscal 2006, the Company determined that, due to taxable earnings generated in recent years, it is more likely than not that the benefit would be realized prior to the expiration of its net operating loss carryforward, and consequently the valuation allowance was removed. As a result of the removal of the deferred tax valuation allowance, the Company’s net income tax expense in periods subsequent to the third quarter of fiscal year 2006 will include federal as well as state and local income taxes.

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed upon deductions for items such as advertising and warehouse allowances and volume rebates. These deductions are recorded throughout the year commensurate with sales activity. Funding of the majority of the Company’s allowances occurs on a per-invoice basis.

The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, markdowns and warehouse and other allowances. Consistent with the guidance provided in EITF 01-9, all such allowances are recorded as direct offsets to sales, and such costs are accrued commensurate with sales activities. When a customer requests deductions, the allowances are reduced to reflect such payments.

The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of the customer-initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses included in cost of sales amounted to $3.2 million and $3.7 million in the nine-month periods ended December 31, 2006 and January 1, 2006, respectively.

Recently Issued Accounting Standards: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. In such circumstances the new accounting principle would be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable with a corresponding adjustment made to the opening balance of retained earnings for that period rather than being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. This statement is effective for the Company as of April 3, 2006. Adoption of this statement had no impact on the results of operations for the three and nine-month periods ended December 31, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and error corrections.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on its results from operations or financial position.

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

The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and its subsidiaries and to motivate these persons to achieve performance objectives related to the Company’s overall goal of increasing stockholder value. The principal reason for adopting the 2006 Plan is to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees. Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan. The 2006 Plan is administered by the compensation committee of the board of directors, which selects eligible employees and non-employee directors to participate in the 2006 Plan and determines the type, amount and duration of individual awards.

On April 3, 2006, the Company adopted SFAS No. 123(R), “Share Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related implementation guidance that had previously allowed companies to choose between expensing stock options or providing pro-forma disclosure only. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and instead requires that such transactions be accounted for using a fair-value-based method. In addition, the SEC issued Staff Accounting Bulletin 107 in April 2005, which provides supplemental implementation guidance for SFAS No. 123(R).

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with the method previously used for pro forma disclosures under SFAS No. 123. The Company elected to use the modified prospective transition method permitted by SFAS No. 123(R). Under the modified prospective method, SFAS No. 123(R) applies to new awards issued on or after April 3, 2006 as well as the unvested portion of awards that were outstanding as of April 2, 2006, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the three and nine-month periods ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, April 2, 2006 in accordance with the original provisions of SFAS No. 123. Prior periods were not restated to reflect the impact of adopting the new standard.

Prior to adoption of SFAS No. 123(R), the Company measured compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles as prescribed by APB Opinion No. 25 and related interpretations. The Company also used the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share for the three and nine-month periods ended January 1, 2006 had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123(R).

	Three months ended	Nine months ended
	January 1, 2006	January 1, 2006
Net income, as reported	$1,063	$1,946
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(5)	(27)

Pro forma net income	$1,058	$1,919

Income per share:
Basic — as reported	$0.11	$0.20

Basic — pro forma	$0.11	$0.20

Diluted — as reported	$0.05	$0.09

Diluted — pro forma	$0.05	$0.09

The Company recorded $123,000 and $171,000 of stock-based compensation during the three and nine-month periods ended December 31, 2006, respectively, as a result of the adoption of SFAS No. 123(R), which affected basic and diluted earnings per share by $0.01 and $0.02 for the three and nine-month periods, respectively. No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2006.
Stock Options: The following table represents stock option activity for the nine-month period ended December 31, 2006.

	Weighted-average	Number of Options
	Exercise Price	Outstanding
Outstanding, April 2, 2006	$0.80	536,100
Granted	3.15	212,000
Exercised	0.59	78,753
Forfeited	0.78	31,999

Outstanding, December 31, 2006	$1.61	637,348

Exercisable, December 31, 2006	$0.85	413,354

During the quarter ended October 1, 2006, the Company granted 212,000 non-qualified options at the market price at the date of grant, which options vest over a two-year period, assuming continued service. The following weighted-average assumptions were used for grants issued during the quarter ended October 1, 2006. No options were granted during the quarter ended December 31, 2006.

	Options	Options
	Issued to	Issued to
	Employees	Directors
Options Issued	200,000	12,000
Dividend Yield	—	—
Expected Volatility	70.00%	70.00%
Risk free interest rate	4.76%	4.79%
Expected life, years	5.75	3.25
Forfeiture rate	5.00%	5.00%
For the three-month period ended December 31, 2006, the Company recognized $48,000 of compensation expense associated with the stock option grants of which $11,000 was included in cost of products sold and $37,000 was included in marketing and administrative expenses in the accompanying consolidated statements of income. For the nine-month period ended December 31, 2006, the Company recognized $68,000 of compensation expense associated with the stock option grants of which $16,000 was included in cost of products sold and $52,000 was included in marketing and administrative expenses in the accompanying statements of income. The Company recognized $1,000 and $4,000 of compensation expense associated with unvested stock options outstanding at April 2, 2006.

A summary of stock options outstanding and exercisable at December 31, 2006 is as follows:

		Weighted
		Avg.	Weighted Avg.		Weighted Avg.
Range of	Number of	Remaining	Exercise Price	Number of	Exercise Price
Exercise	Options	Contractual	of Options	Shares	of Shares
Prices	Outstanding	Life	Outstanding	Exercisable	Exercisable
$0.18	20,000	4.56 years	$0.18	20,000	$0.18
$0.65	123,165	6.16 years	0.65	119,169	0.65
$0.66	11,333	3.61 years	0.66	3,335	0.66
$0.71	167,750	5.42 years	0.71	167,750	0.71
$1.06-2.31	103,100	3.43 years	1.45	103,100	1.45
$3.15	212,000	9.37 years	3.15	—	0.00

	637,348			413,354

As of December 31, 2006, total unrecognized stock-option compensation costs amounted to $320,000. Unvested stock option compensation costs will be recognized as the underlying stock options vest over a period of up to two years. The amount of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee that has received stock options that are unvested as of such employee’s termination date. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $1.7 million and $1.4 million, respectively.
Non-vested Stock: The fair value of non-vested stock is determined based on the number of             shares granted and the quoted closing price of the Company’s common stock on the date of grant. All non-vested stock awards issued under the 2006 Plan vest based upon continued service.
During the quarter ended October 1, 2006, the Company granted 375,000 shares of non-vested stock with a weighted-average grant date fair value of $3.15. These shares have four-year cliff vesting. The Company recognized $73,000 and $98,000 of compensation expense for the three and nine-month periods ended December 31, 2006, respectively, that was included in marketing and administrative expenses in the accompanying consolidated statements of income. The deferred amount is being amortized by monthly charges to earnings over the four-year vesting period. No non-vested stock was granted during the quarter ended December 31, 2006.
As of December 31, 2006, the amount of unrecognized non-vested stock compensation costs amounted to $1.1 million. The amount of unrecognized non-vested stock compensation will be affected by any future non-vested stock grants and by the separation from the Company of any employee who has received non-vested stock grants that are unvested as of such employee’s separation date.
3.	Inventory: Major classes of inventory were as follows (in thousands):

	December 31, 2006	April 2, 2006
Raw Materials	$45	$442
Work in Process	73	73
Finished Goods	11,504	9,227

	$11,622	$9,742

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.8 million at December 31, 2006 and $0.5 million at April 2, 2006.

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

Notes Payable and Other Credit Facilities: At December 31, 2006 and April 2, 2006, long-term debt consisted of:

	December 31,	April 2,
	2006	2006
Revolving credit facility	$3,468	$—
Senior subordinated notes	—	16,000
Non-interest bearing notes	4,000	8,000
Capital leases	31	58
PIK notes	—	1,077
Original issue discount	(1,020)	(1,177)

	6,479	23,958
Less current maturities	23	36

	$6,456	$23,922

The Company’s credit facilities at December 31, 2006 include the following:

Revolving Credit of up to $22 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime minus 1.00% (7.25% at December 31, 2006) for base rate borrowings or LIBOR plus 2.25% (7.57% at December 31, 2006). The maturity date is July 11, 2009. The facility is secured by a first lien on all assets. There was $3.5 million outstanding at December 31, 2006. The Company had $11.6 million available at December 31, 2006. As of December 31, 2006, letters of credit of $655,000 were outstanding against the $1.5 million sub-limit for letters of credit.

The financing agreement for the $22 million revolving credit facility contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of December 31, 2006.

Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010 and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $1.0 million is included in the consolidated balance sheet as of December 31, 2006.

The Company also had other obligations at December 31, 2006 of $6,000 and $25,000, which expire in May 2007 and July 2008, respectively.

As of April 2, 2006, the Company had senior subordinated notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note for which $1.1 million had been accrued and a non-interest bearing note of $8 million carried at a book value of $6.8 million, net of unamortized original issue discount. These balances were refinanced on July 11, 2006 using internally generated cash and funds available under the revolving credit line described above. Concurrent with the refinancing of the senior subordinated notes, the Company settled the $8 million non-interest bearing note and extinguished related common stock purchase warrants by issuance of the $4 million subordinated notes described above. The refinancing resulted in a gain of $4.1 million ($3.7 million net of tax) reported in the quarter ended October 1, 2006. Approximately $3.1 million of the gain was not subject to federal income tax.

Minimum annual maturities are as follows (in thousands):

Fiscal	Revolver	Sub Notes	Other	Total
2007	$—	$—	$9	$9
2008	—	—	19	19
2009	—	—	3	3
2010	3,468	—	—	3,468
2011	—	2,000	—	2,000
2012	—	2,000	—	2,000

Total	$3,468	$4,000	$31	$7,499

5.	Income Taxes: In the fourth quarter of fiscal year 2006, management determined that due to taxable earnings generated in recent years, it was more likely than not that the benefit of the Company’s net operating loss carryforwards would be realized over time prior to their expiration; consequently, the deferred tax asset valuation allowance account was removed at April 2, 2006. As a result of the removal of the deferred tax valuation allowance, the Company’s net income tax expense in periods subsequent to the third quarter of fiscal year 2006 will include federal as well as state and local income taxes.

Excluding a true-up of fiscal year 2006 income taxes of $150,000, the effective tax rate for the three-month period ended December 31, 2006 was approximately 42.6%. The nine-month effective rate is approximately 40.0%, excluding the true-up and the impact of the gain on debt refinancing. Approximately $3.1 million of the gain on debt refinancing related to the reversal of previously recognized debt-related expenses that were not deductible for federal tax purposes; consequently, the gain from the reversal of such expenses was not taxable. The debt-related expenses pertained to the amortization of the original issue discount on the previously issued non-interest bearing subordinated debt. Total tax expense related to the gain on debt refinancing was $373,000, representing an effective tax rate of 9.2%.

6.	Earnings per Share: The weighted average number of shares outstanding on a fully diluted basis were 10,269,000 and 9,973,000 for the three and nine-month periods ended December 31, 2006, respectively, compared to 21,749,000 and 21,513,000 for the three and nine-month periods ended January 1, 2006, respectively. The Company had issued to its previous lenders Common Stock Purchase Warrants for non-voting common stock that were convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. As a result of the debt refinancing discussed above in Note 4, these warrants were extinguished and are, therefore, no longer included in the Company’s calculation of diluted earnings per share.

7.	Acquisitions: On December 29, 2006, the Company, through its wholly-owned subsidiary Crown Crafts Infant Products, Inc., acquired substantially all of the assets of Kimberly Grant, Inc., a designer of various infant, toddler and juvenile products. The following table summarizes the preliminary allocation of the $550,000 paid at closing based upon fair values of the assets acquired assumed at the date of the acquisition. The fair values of certain intangibles were based upon a third-party valuation of such assets.

		Estimated
	Asset	Useful
	Value	Life
Tradename	427,521	15 years
Existing Designs	32,931	1 year
Non-compete	89,548	15 years

	550,000

In connection with the renewal of the Kimberly Grant trademark registration, the Company paid an additional $50,000 in the fourth quarter of fiscal year 2007.

8. Subsequent Event: On February 2, 2007, the Company announced that it would liquidate Churchill. Goodwill of $90,000 associated with the acquisition of Churchill was written-off in June 2006. In anticipation of the liquidation of Churchill, the Company recorded valuation allowances approximating $550,000 in the quarter ended December 31, 2006 to reflect the expected net realizable value of Churchill’s receivables, inventories and prepaid expenses. The closure of Churchill is not expected to have a significant financial impact during the fourth quarter of fiscal year 2007 nor in the first quarter of fiscal year 2008, when the Company anticipates the operations of Churchill will cease. The Company expects to generate cash from the liquidation of receivables, inventories and other assets of approximately $600,000, which will be utilized to fund liquidation costs of approximately $225,000. In addition, the Company has begun marketing Churchill’s land, building and equipment for sale. The property has been appraised at greater than net book value. Proceeds from the sale of the property are not included in the above-noted cash and financial impact estimates. The ultimate financial and cash impact of the closure is dependent upon the proceeds from the liquidation of the inventory, land, building and equipment; therefore, actual results could vary significantly from management’s estimate.
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

RESULTS OF OPERATIONS
The following table contains results of operations data for the three and nine-month periods ended December 31, 2006 and January 1, 2006 and the dollar and percentage variances among those periods.

	Three-month period ended				Nine-month period ended
	December 31,	January 1,			December 31,	January 1,
	2006	2006	$ change	% change	2006	2006	$ change	% change
	Dollars in thousands				Dollars in thousands
Net Sales by Category
Bedding, Blankets and Accessories	$10,633	$11,697	$(1,064)	-9.1%	$36,688	$35,466	$1,222	3.4%
Bibs and Bath	4,735	5,182	(447)	-8.6%	15,353	15,111	242	1.6%
Handwoven Products	1,085	1,003	82	8.2%	2,150	2,249	(99)	-4.4%
Total Net Sales	16,453	17,882	(1,429)	-8.0%	54,191	52,826	1,365	2.6%

Cost of Products Sold	12,831	13,557	(726)	-5.4%	40,236	40,925	(689)	-1.7%
Gross Profit	3,622	4,325	(703)	-16.3%	13,955	11,901	2,054	17.3%
% of Net Sales	22.0%	24.2%			25.8%	22.5%

Marketing and Administrative Expenses	2,623	2,479	144	5.8%	7,802	7,542	260	3.4%
% of Net Sales	15.9%	13.9%			14.4%	14.3%

Interest Expense	195	773	(578)	-74.8%	1,204	2,315	(1,111)	-48.0%
Gain on Debt Refinancing	—	—	—	0.0%	(4,069)	—	(4,069)	100.0%

Other Income — net	(4)	(3)	(1)	33.3%	(144)	(20)	(124)	620.0%
Income Tax Expense	194	13	181	1392.3%	2,283	118	2,165	1834.7%
Net Income	614	1,063	(449)	-42.2%	6,879	1,946	4,933	253.5%
% of Net Sales	3.7%	5.9%			12.7%	3.7%
Net Sales: Sales of bedding, blankets and accessories decreased for the three-month period of fiscal year 2007 as compared to the same period in fiscal year 2006. Sales decreased by $1.5 million due to programs that were discontinued in the latter part of fiscal year 2006 and beginning of fiscal year 2007. In addition, there was a net decrease of $0.2 million in shipments of replenishment orders and a $0.2 million decrease due to timing of shipments. The decreases were partially offset by sales of new private label designs amounting to $0.8 million. Some of the new designs began shipping in the latter part of fiscal year 2006, while others began shipping during the first six months of fiscal year 2007.
Sales of bedding, blankets and accessories increased for the nine-month period of fiscal year 2007 as compared to the same period in fiscal year 2006 as a result of shipments of new designs amounting to $6.8 million, offset by a decrease of $5.6 million related to programs that were discontinued in the latter part of fiscal year 2006 and beginning of fiscal year 2007.
Bib and bath sales decreased for the three-month period of fiscal year 2007 as compared to the same period in fiscal year 2006. Sales decreased $0.6 million due to programs that were discontinued. Also, there was a net decrease of $0.3 million in shipments of replenishment orders. Offsetting the decreases were $0.5 million of new designs sales. Bib and bath sales increased for the nine-month period due to sales of new designs of $1.8 million offset by a net decrease in replenishment orders of $0.8 million and discontinued programs of $0.8 million.
Churchill’s sales for the three-month period of fiscal 2007 increased as compared to the same period in 2006 due primarily to $129,000 of sales related to the liquidation of inventory associated with a discontinued program. Churchill’s sales for the nine-month period of fiscal 2007 were 4.4% lower than the previous year period. Churchill has experienced a continuous decline in sales since fiscal year 2000. As a domestic manufacturer of home furnishings and infant blankets, Churchill has been negatively impacted by multiple factors. The number of small specialty stores, Churchill’s primary customers, has decreased. Also, competition has increased, as imported luxury hand woven items can be sold at lower prices. The decline in the gift industry continues to have a negative impact on customer sales. Management had responded to these challenges by initiating measures to reduce costs and improve sales. Although cost reductions were achieved, sales have not increased. As discussed below, subsequent to December 31, 2006, the Company announced that it had begun liquidating Churchill.
Gross Profit: Gross profit decreased in both amount and as a percentage of net sales for the three-month period of fiscal year 2007 as compared to the same period in fiscal year 2006. During the quarter, the Company recorded $420,000 for inventory reserves associated with the liquidation of Churchill and $25,000 associated with Churchill’s discontinued program discussed above. Excluding these reserves, gross profit as a percentage of sales for the three month period of the current year approximated gross profit for the previous year.
Gross profit increased in both amount and percentage of net sales for the nine-month period of fiscal year 2007 as compared to the same period in fiscal year 2006. Favorable variances in sales activity as compared to budget caused an over absorption of overhead which is allocated to inventory upon purchase and then transferred to cost of sales as goods are sold. The over absorption caused gross margin to increase by approximately 0.9%, and such variance should reverse itself over the remaining quarter as all overhead costs are fully absorbed over the course of the year. The remaining improvement in gross margin is due to significant changes in our sourcing and distribution strategies subsequent to the first quarter of fiscal year 2006, which ultimately resulted in reduced purchase prices for merchandise and increased utilization of existing distribution facilities. During an eighteen-month period beginning in early 2005, the Company relocated approximately 50% of its production from Southern China to more cost-competitive suppliers in Northern China. During the second quarter of fiscal year 2006, the Company also completed the transition from domestic manufacturing and transferred production to more cost-effective Asian suppliers. Additionally, the Gonzales, Louisiana distribution center was relocated to Compton, California during August 2005. The aforementioned changes have had a positive impact on gross margin as both the cost of product and the cost to handle the merchandise was reduced. These improvements in gross profit were offset by reserves associated with the planned liquidation of Churchill and Churchill’s discontinued program of $420,000 and $130,000, respectively.
Marketing and Administrative Expenses: Marketing and administrative expenses for the three and nine-month periods of fiscal year 2007 increased in both dollars and as a percentage of net sales as compared to the same periods of fiscal year 2006. As discussed in Note 2 to the financial statements, the Company recorded $123,000 and $171,000 of stock-based compensation during the three and nine-month periods ended December 31, 2006, respectively, as a result of the adoption of SFAS No. 123(R). Also, additional incentive compensation of $28,000 and $466,000 are recorded in the three and nine-month periods of fiscal year 2007, respectively, as compared to the prior year periods. In addition, both the three and nine-month periods of the current year include $130,000 of reserves associated with the planned liquidation of Churchill, and the nine-month period of the current year includes the write-off of $90,000 in goodwill associated with Churchill. The nine-month period of the prior year included $70,000 of retention associated with the consolidation of the Company’s warehouses to California and the consolidation of the Company’s financial function to Louisiana. Excluding the aforementioned factors, marketing and administrative expenses as a percentage of net sales increased for the three-month period and decreased for the nine-month period of the current year. These changes are a direct result of the changes in net sales for the comparative periods.
Interest Expense: The decrease in interest expense for the three and nine-month periods of fiscal year 2007 as compared to fiscal year 2006 is due to a lower average debt balance and lower interest rates primarily as a result of the debt refinancing on July 11, 2006 (see Note 4). The Company had $6.5 million in total debt at December 31, 2006, compared to $23.7 million at January 1, 2006.
Gain on Debt Refinancing: On July 11, 2006 the Company refinanced its credit facilities. In connection with the refinancing, non-interest bearing subordinated indebtedness was reduced from $8 million to $4 million. The $8 million debt was carried on the Company’s books net of an unamortized discount of $1 million immediately before the refinancing. The new $4 million debt was initially recorded net of an original issue discount of $1.1 million. The Company recorded an approximate pre-tax gain of $4.1 million on the subordinated debt reduction in the second quarter of fiscal year 2007.
Other Income – Net: Other income is composed primarily of interest income received on the Company’s overnight investment sweep. The increase in interest income is due to a higher average cash balance through July 11, 2006 than in the same period of fiscal year

2006. The Company had $7.8 million cash on July 11, 2006, $7.4 million of which was used to reduce debt in connection with the July 11, 2006 debt refinancing.
Income Tax Expense: The significant increase in income tax expense in the three and nine-month periods of fiscal year 2007 as compared to the same periods of fiscal year 2006 is due to improved profitability and the full recognition of federal income tax expense given that the deferred tax valuation allowance was removed in the fourth quarter of fiscal year 2006. Due to uncertainty as to its ultimate realization prior to the fourth quarter of fiscal year 2006, the benefits of the Company’s net operating loss carryforwards were only being recognized as profits were being generated. As a result, tax expense prior to the fourth quarter of fiscal year 2006 included no federal tax expense on a net basis but included only state and local income taxes. The unrecognized benefit of the net operating loss carryforwards was reflected in a deferred tax asset valuation allowance account. In the fourth quarter of fiscal year 2006, management determined that due to taxable earnings generated in recent years, it was more likely than not that the benefit of the net operating loss carryforwards would be realized over time prior to their expiration; consequently, the deferred tax asset valuation allowance account was removed at April 2, 2006. As a result of the removal of the deferred tax valuation allowance, the Company’s net income tax expense in periods subsequent to the third quarter of fiscal year 2006 will include federal as well as state and local income taxes.
Excluding a true-up of fiscal year 2006 income taxes of $150,000, the effective tax rate for the three-month period ended December 31, 2006 was approximately 42.6%. The nine-month effective rate is approximately 40.0%, excluding the true-up and the impact of the gain on debt refinancing. Approximately $3.1 million of the gain on debt refinancing related to the reversal of previously recognized debt-related expenses that were not deductible for federal tax purposes; consequently, the gain from the reversal of such expenses was not taxable. The debt-related expenses pertained to the amortization of the original issue discount on the previously issued non-interest bearing subordinated debt. Total tax expense related to the gain on debt refinancing was $373,000 representing an effective tax rate of 9.2%.
Net Income: The gain on debt refinancing, net of tax, amounted to $3.7 million ($0.37 per diluted share) in the nine-month period ended December 31, 2006. Exclusive of the gain on debt refinancing, net of tax, net income was $3.2 million for the nine-month period ended then ended. The changes in net income as compared to the comparable year amounts are due to the factors explained above.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $10.6 million for the first nine months of fiscal year 2007 compared to net cash provided by operating activities of $6.8 million for the first nine months of fiscal year 2006. The increase in cash provided by operating activities is primarily due to increased net income, due in part to the $4.0 million gain on refinancing, and changes in accounts payable, accounts receivable and deferred income tax balances offset by changes in inventory and other asset balances. Net cash used in investing activities was $700,000 in the first nine months of fiscal year 2007 and $434,000 in the prior year period. The increase in cash used for investing activities is due to the acquisition of the Kimberly Grant brand (i.e., trademark) in the current year, offset by capital expenditures in the prior year related to the conversion of one of the Company’s subsidiaries to a software system currently used by other locations. Net cash used in financing activities was $13.7 million compared to net cash used in financing activities of $4.5 million in the prior year period. In July 2006, the Company refinanced its credit facilities using cash of $7.4 million to reduce debt. Subsequent to the refinancing, the Company further reduced the revolving credit facility by $7.1 million. In the prior year, cash was used to pay in full the Company’s $4.5 million senior notes.
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
To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2009, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest until payment is received. The interest rate is prime minus 1.0%, which was 7.25% at December 31, 2006. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.
Subsequent to December 31, 2006, the Company announced that it would liquidate Churchill. Goodwill of $90,000 associated with the acquisition of Churchill was written-off in June 2006. In anticipation of the liquidation of Churchill, the Company recorded valuation allowances approximating $550,000 in the quarter ended December 31, 2006 to reflect the expected net realizable value of Churchill’s receivables, inventories and prepaid expenses. The closure of Churchill is not expected to have a significant financial impact during the fourth quarter of fiscal year 2007 nor in the first quarter of fiscal year 2008, when the Company anticipates the operations of Churchill will cease. The Company expects to generate cash from the liquidation of receivables, inventories and other assets of approximately $600,000, which will be utilized to fund liquidation costs of approximately $225,000. In addition, the Company has begun marketing Churchill’s land, building and equipment for sale. The property has been appraised at greater than net book value. Proceeds from the sale of the property are not included in the above-noted cash and financial impact estimates. The ultimate financial and cash impact of the closure is dependent upon the proceeds from the liquidation of the inventory, land, building and equipment; therefore, actual results could vary significantly from management’s estimate.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was $3.5 million outstanding at December 31, 2006 and no balance outstanding at April 2, 2006. Each 1.0 percentage point increase in interest rates would impact pre-tax earnings by $35,000 at the debt level of December 31, 2006. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 78% of gross sales, and 40% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

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
During the quarter ended December 31, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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

CROWN CRAFTS, INC.
Date: February 14, 2007	/s/ Amy Vidrine Samson
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