Form 10-K
period 2007-04-01
CROWN CRAFTS INC
filed 2007-06-20
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-7604
Crown Crafts, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)	58-0678148 (I.R.S. Employer Identification No.)

916 S. Burnside Ave. Gonzales, Louisiana (Address of principal executive offices)	70737 (Zip Code)

Registrant’s Telephone Number, including area code: (225) 647-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Capital Market
Common Share Purchase Rights	The NASDAQ Capital Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Large accelerated filer ☐     Accelerated filer ☐      Non-Accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 1, 2006 (the last business day of the Company’s most recently completed second fiscal quarter) was $20.0 million.

As of May 31, 2007, 10,005,192 shares of the Company’s Common Stock were outstanding.

Documents Incorporated by Reference:

Crown Crafts, Inc. Proxy Statement in connection with its 2007 Annual Meeting of Shareholders (Part III hereof).

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in Part I, Item 1A. “Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission under the Exchange Act.

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

Crown Crafts, Inc. (the “Company”) operates indirectly through its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc., Hamco, Inc., and Churchill Weavers, Inc. (“Churchill”), in the infant products segment within the consumer products industry. The infant products segment consists of infant bedding, bibs, soft goods and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, large chain stores and gift stores. The Company’s products are manufactured primarily in China and marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and as private label goods. In response to changing business conditions in the consumer products industry, the Company has made significant changes in its business operations over the last five years. In addition to a program of cost reductions, the Company has outsourced virtually all of its manufacturing to foreign contract manufacturers, with the exception of the specialty hand woven products produced by Churchill. On February 2, 2007, the Company announced the planned closure of Churchill (see Note 4 to the consolidated financial statements). In accordance with accounting guidelines, in the first quarter of fiscal year 2008, the Churchill property is expected to be classified as Assets Held for Sale in the Balance Sheet and the operations of Churchill are expected to be classified as Discontinued Operations in the Statement of Income. These classifications were not used prior to the end of fiscal year 2007 because Churchill’s operations were continuing at that time.

Products

The Company’s primary focus is on infant and juvenile products. Infant products include crib bedding, blankets, diaper stackers, mobiles, bibs, burp cloths, bathing accessories and other infant soft goods and accessories. Through April 3, 2007, the Company, through Churchill, also produced hand-woven throws for infants and adults in a variety of colors, designs and fabrics, including cotton, acrylic, cotton/acrylic blends, rayon, wool, fleece and chenille.

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

Product Sourcing

The Company’s infant products are produced by foreign contract manufacturers, with the largest concentration being in China. The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of quotas and duties. The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor product quality and financial viability and to ensure compliance with labor requirements. Subsequent to the elimination of quota in certain product categories as of January 1, 2005, safeguards have been implemented which have had a limited impact on the Company. However, the additional implementation of safeguards, if any, in China may result in strategic shifts in the Company’s sourcing plan in the future. In addition, the Company closely monitors the currency exchange rate, which has recently been adjusted to market conditions. The impact of future fluctuations or safeguards cannot be predicted with certainty at this time.

Products are warehoused and shipped from a facility in Compton, California.

Sales and Marketing

Products are marketed through a national sales force consisting of salaried sales executives and employees, and independent commissioned sales representatives. Independent representatives are used most significantly in sales to the gift trade, juvenile specialty stores and department stores. Sales outside the United States are made primarily through distributors.

The Company’s sales offices are located in Compton, California; Gonzales, Louisiana; Berea, Kentucky; and Rogers, Arkansas. Substantially all products are sold to retailers for resale to consumers. The Company’s infant product subsidiaries generally introduce new products once each year during the annual Juvenile Products Manufacturers’ Association trade show. Private label products are introduced throughout the year.

In fiscal year 2007, approximately 2% of the Company’s gross sales were made through its retail store in Berea, Kentucky. As of April 29, 2007, operation of this store was discontinued in conjunction with the closure of Churchill.

Customers

The Company’s customers consist principally of mass merchants, chain stores, department stores, specialty home furnishings stores, wholesale clubs, gift stores and catalogue and direct mail houses. The Company does not generally enter into long-term or other purchase agreements with its customers. The table below indicates customers representing more than 10% of gross sales in each of the Company’s last three fiscal years. (The Company’s fiscal year ends on the Sunday nearest March 31. References to the Company’s fiscal years herein represent the 52 weeks ended April 1, 2007 for fiscal year 2007; the 52 weeks ended April 2, 2006 for fiscal year 2006; and the 53 weeks ended April 3, 2005 for fiscal year 2005.)

	Fiscal Year
	2007	2006	2005

Wal-Mart Stores, Inc.	39%	35%	29%
Toys R Us	23%	30%	36%
Target Corporation	16%	14%	12%

Seasonality and Inventory Management

Historically, the Company has experienced a sales pattern in which sales are lowest in the first fiscal quarter. In fiscal years 2007 and 2006, sales peaked in the second fiscal quarter. In fiscal year 2005, sales peaked in the fourth fiscal quarter.

Consistent with the seasonality of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers. Customer returns of merchandise shipped are historically less than 1% of gross sales.

Order Backlog

Management estimates the backlog of unfilled customer orders was $4.1 million and $9.1 million at May 31, 2007 and May 27, 2006, respectively. Historically the majority of these unfilled orders are shipped within approximately four weeks. The higher backlog in the prior year was the result of customer orders being placed earlier than in the current year and past years. As such, the prior year backlog includes orders that shipped through September, 2006. There is no assurance that the backlog at any point in time will translate into sales in any particular subsequent period. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlog is a meaningful or material indicator of future business.

Trademarks, Copyrights and Patents

The Company considers its trademarks to be of material importance to its business. Products are marketed in part under well-known trademarks such as Red Calliope®, Cuddle Me®, NoJo®, Hamco® and Pinky®. Protection for these trademarks is obtained through domestic and foreign registrations.

Certain products are manufactured and sold pursuant to licensing agreements for trademarks that include, among others, Disney®. The licensing agreements for the Company’s designer brands generally are for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of products under the Company’s licenses with Disney Enterprises, Inc. accounted for 28% of the Company’s total gross sales volume during fiscal year 2007. The Company’s current licenses with Disney Enterprises, Inc. expire December 31, 2007.

Many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.

The Company’s aggregate commitment for minimum guaranteed royalty payments under all of its license agreements is $1.5 million, $0.2 million and $0.1 million for fiscal years 2008, 2009 and 2010, respectively. The Company does not currently have any commitment for minimum guaranteed royalty payments after fiscal year 2010. The Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company’s total royalty expense, net of royalty income, was $4.3 million, $4.7 million and $5.0 million for fiscal years 2007, 2006 and 2005, respectively.

Competition

The infant consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers (both branded and private label), including Kids Line, LLC, a division of Russ Berrie and Co., Inc.; Springs Industries; Dolly Inc.; Co Ca Lo, Inc.; Carters, Inc.; Riegel Textile Corporation; Danara International, Ltd.; Luv n’ Care, Ltd.; The First Years Inc.; Sassy Inc., a division of Russ Berrie and Co., Inc.; Triboro Quilt Manufacturing, Inc.; and Gerber Childrenswear, Inc., on the basis of quality, design, price, brand name recognition, service and packaging. The Company’s ability to compete depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names.

Government Regulation and Environmental Control

The Company is subject to various federal, state and local environmental laws and regulations, which regulate, among other things, the discharge, storage, handling and disposal of a variety of substances and wastes, product safety, and to laws and regulations relating to employee safety and health, principally the Occupational Safety and Health Administration Act and regulations thereunder. The Company believes that it currently complies in all material respects with applicable environmental, health and safety laws and regulations and that future compliance with such existing laws or regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position. However, there is no assurance that such requirements will not become more stringent in the future or that the Company will not have to incur significant costs to comply with such requirements.

Employees

At May 31, 2007, the Company had approximately 145 employees, none of whom is represented by a labor union or otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

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

The Company’s top three customers represented 78% of gross sales in fiscal year 2007. Although we do not enter into contracts with our key customers, we expect them to continue to be a significant portion of our gross sales in the future. The loss of one or more of these customers could result in a material decrease in our revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 39% of the Company’s gross sales in fiscal year 2007, including 28% of sales which were associated with the Company’s license with Disney®. If the Company is unable to renew its major licenses or obtain new licenses, the Company could experience a material loss of revenues.

Changes in international trade regulations and other risks associated with foreign trade could adversely affect the Company’s sourcing.

With the exception of hand-woven products previously produced by Churchill, the Company sources all of its products from foreign contract manufacturers, with the largest concentration being in China. The adoption of regulations related to the importation of product, including quotas, duties, taxes and other charges or restrictions on imported goods, and changes in U.S. customs procedures could result in an increase in the cost of the Company’s products. Delays in customs clearance of goods or the disruption of international transportation lines used by the Company could result in the Company being unable to deliver goods to customers in a timely manner and potentially the loss of sales altogether.

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

Recalls or product liability claims could increase costs or reduce sales.

The Company must comply with regulations set by the Consumer Product Safety Commission and similar state regulatory authorities. In addition, the Company’s products are subject to product safety testing. The Company’s products could be subject to involuntary recalls and other actions by these authorities and concerns about product safety may lead the Company to voluntarily recall selected products. Product liability claims could exceed or fall outside the scope of the Company’s insurance coverage. Recalls or product liability claims could result in decreased consumer demand for the Company’s products, damage to the Company’s reputation, a diversion of management’s attention from its business, and increased customer service and support costs.

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

The Company’s headquarters are located in Gonzales, Louisiana. The Company rents approximately 17,761 square feet at this location under a lease that expires January 31, 2012.

The following table summarizes certain information regarding the Company’s principal real property as of May 31, 2007:

		Approximate	Owned/
Location	Use	Square Feet	Leased

Gonzales, Louisiana	Administrative and sales office	17,761	Leased
Berea, Kentucky	Offices, manufacturing, warehouse and distribution facilities and retail store	54,100	Owned
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Rogers, Arkansas	Sales office	1,625	Leased

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

The Company is currently a defendant in litigation instituted by the Center for Environmental Health in California claiming that certain of its products contain lead in excess of amounts permitted by California law (the “CEH Proceeding”). The U.S. Consumer Product Safety Commission has sampled the Company’s products and determined that there is no accessible lead in amounts that present a hazard. The Company intends to vigorously defend itself in the CEH Proceeding and, based on information currently available and advice of counsel, management does not believe that the liabilities, if any, arising from this litigation will have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended April 1, 2007.

PART II

ITEM 5.	Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is authorized to issue up to 75,000,000 shares of capital stock, 74,000,000 of which are classified as common stock, par value $0.01 per share, and 1,000,000 of which are classified as preferred stock, par value $0.01 per share.

The Company’s common stock traded on the OTC Bulletin Board under the ticker symbol “CRWS” through March 18, 2007. Effective March 19, 2007, the Company’s common stock began trading on The NASDAQ Capital Market under the symbol “CRWS”. The following table presents quarterly information on the price range of the Company’s common stock for fiscal year 2007 and fiscal year 2006.

Quarter	High	Low

Fiscal Year 2007
First Quarter	$0.70	$0.57
Second Quarter	3.54	0.65
Third Quarter	4.25	3.07
Fourth Quarter	6.05	3.65
Fiscal Year 2006
First Quarter	$0.60	$0.43
Second Quarter	0.69	0.45
Third Quarter	0.70	0.44
Fourth Quarter	0.70	0.55

As of May 31, 2007, there were 10,005,192 shares of the Company’s common stock issued and outstanding, held by approximately 640 registered holders, and the closing stock price was $4.32. The Company has not paid a dividend since December 26, 1999, and its credit facility currently prohibits the Company’s payment of cash dividends.

Stock Performance Graph

The Performance Graph set forth below compares the cumulative total stockholder return on $100 invested in the Company’s Series A common stock for the five-year period ended April 1, 2007, with the cumulative total return on the same investment in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index. The graph assumes all dividends were reinvested. The cumulative total stockholder return on the following graph is not necessarily indicative of future stockholder return.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Crown Crafts, Inc., The S & P 500 Index
And The S & P Apparel, Accessories & Luxury Goods Index

*	$100 invested on 3/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.
Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	2002	2003	2004	2005	2006	2007
Crown Crafts, Inc.	100.00	102.22	117.78	115.56	142.22	1066.67
S & P 500	100.00	75.24	101.66	108.47	121.19	135.52
S & P Apparel, Accessories & Luxury Goods	100.00	90.17	114.07	138.80	153.83	201.17

Equity Compensation Plans

The following table sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans, as of April 1, 2007.

Number of
	Securities to be		Number of
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders:
2006 Omnibus Incentive Plan	212,000	$3.15	613,000

ITEM 6.	Selected Financial Data

The selected financial data presented below for the five years ended April 1, 2007 is from the Company’s consolidated financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

	Fiscal Year
	2007	2006	2005	2004	2003
	In thousands, except per share data

For the year
Net sales	$71,988	$72,629	$83,908	$86,227	$94,735
Gross profit	18,100	17,088	17,025	19,594	21,420
Income from operations	7,874	7,041	6,237	7,434	6,959
Net income	7,601	7,967	2,438	3,103	2,487
Basic net income per share	0.78	0.84	0.26	0.33	0.26
Diluted net income per share	0.76	0.37	0.11	0.14	0.12
Cash dividends per share	—	—	—	—	—
At year end
Total assets	$48,916	$58,179	$54,124	$58,387	$57,926
Long-term debt	5,780	23,922	25,085	28,447	30,895
Shareholders’ equity	36,823	28,842	20,875	18,437	15,265

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of certain factors that management considers important in reviewing the Company’s results of operations, liquidity, capital resources and operating results. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Results of Operations

The following table contains results of operations data for fiscal years 2007, 2006 and 2005 and the dollar and percentage variances among those years.

	Fiscal Year			2007 Compared to 2006		2006 Compared to 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
	Dollars in thousands

Net Sales by Category
Bedding, Blankets and Accessories	$47,869	$48,686	$55,792	$(817)	(1.7)%	$(7,106)	(12.7)%
Bibs and Bath	21,381	21,141	24,887	240	1.1%	(3,746)	(15.1)%
Handwoven Products	2,738	2,802	3,229	(64)	(2.3)%	(427)	(13.2)%
Total Net Sales	71,988	72,629	83,908	(641)	(0.9)%	(11,279)	(13.4)%
Cost of Products Sold	53,888	55,541	66,883	(1,653)	(3.0)%	(11,342)	(17.0)%
Gross Profit	18,100	17,088	17,025	1,012	5.9%	63	0.4%
% of Net Sales	25.1%	23.5%	20.3%
Marketing and Administrative Expenses	10,226	10,047	10,788	179	1.8%	(741)	(6.9)%
% of Net Sales	14.2%	13.8%	12.9%
Interest Expense	1,363	3,046	3,793	(1,683)	(55.3)%	(747)	(19.7)%
Gain on Refinancing	4,069	—	—	4,069	100.0%	—	0.0%
Other — net	339	4	99	335	8,375.0%	(95)	(96.0)%
Income Tax Expense (Benefit)	3,318	(3,968)	105	7,286	(183.6)%	(4,073)	(3,879.0)%
Net Income	7,601	7,967	2,438	(366)	(4.6)%	5,529	226.8%
% of Net Sales	10.6%	11.0%	2.9%

Net Sales:  Sales of bedding, blankets and accessories decreased in fiscal year 2007 as compared to the prior year as a result of shipments of new designs amounting to $8.5 million, offset by a decrease of $9.3 million related to programs that were discontinued in the latter part of fiscal year 2006 and beginning of fiscal year 2007.

Bib and bath sales increased in fiscal year 2007 due to sales of new designs of $2.2 million, offset by a net decrease in replenishment orders of $1.2 million and discontinued programs of $0.8 million.

Sales volume for bedding, blankets and accessories decreased by approximately 6.2%; however price per unit increased by approximately 2.5%. For bib and bath items, sales volume decreased by approximately 4.8% and price per unit increased by approximately 5.8%. These changes are due primarily to a change in product mix whereby the Company sold more sets and multi-packs rather than individual items.

Sales of bedding, blankets and accessories decreased by $3.3 million in fiscal year 2006 as a result of lower demand for certain licensed products. In addition, private label bedding and blankets volume declined $1.5 million as a customer increased the number of items sourced internally, Pillow Buddies® sales declined $0.5 million as business for this product has been comparatively weaker in the current year because retail dollars have not been allocated to the product, and shipments of Company-branded products have declined $1.8 million. The decline in sales is not solely attributable to a decline in volume of units sold. Price erosion of $2.2 million is included in the sales decline amounts described above. The price erosion is a result of a decline in prices due to a change in shipping points on a program from FOB United States to FOB Asia that was agreed to by the Company and one of its major customers in order to streamline the distribution process. The customer pays all costs of importation, shipping and warehousing of the merchandise, which results in a decreased selling price per unit to the Company. Due to the aforementioned competitive pressures, the Company is focusing its efforts on aggressively negotiating new licenses, developing house brands and implementing new product innovations.

Bib and bath sales decreased in fiscal year 2006 primarily due to a decline in private label bib volume of $1.6 million as a customer increased the number of items internally sourced. Additionally, a customer changed its marketing strategy and dropped all licensed products resulting in a $1.3 million decline in bib and bath sales. The remaining decline in sales of $0.8 million is attributable to sales price per unit deflation in response to market conditions and competition.

Churchill’s sales decreased in fiscal years 2007 and 2006. Churchill has experienced a continuous decline in sales since fiscal year 2000. As a domestic manufacturer of home furnishings and infant blankets, Churchill has been negatively impacted by multiple factors. The number of small specialty stores, Churchill’s primary customers, has decreased. Also, competition has increased, as imported luxury hand woven items can be sold at lower prices. The decline in the gift industry continues to have a negative impact on customer sales. Management had responded to these challenges by initiating measures to reduce costs and improve sales. Although cost reductions were achieved, sales have not increased. As discussed in Note 4 to the consolidated financial statements, the Company has begun liquidating Churchill. The closure of Churchill is not expected to have a significant financial impact during the first quarter of fiscal year 2008.

Gross Profit:  Gross profit increased in both amount and percentage of net sales in fiscal year 2007 as compared to fiscal year 2006. The improvement in gross margin is due to significant changes in our sourcing and distribution strategies subsequent to the first quarter of fiscal year 2006, which ultimately resulted in reduced purchase prices for merchandise and increased utilization of existing distribution facilities. During an eighteen-month period beginning in early 2005, the Company relocated approximately 50% of its production from Southern China to more cost-competitive suppliers in Northern China. During the second quarter of fiscal year 2006, the Company also completed the transition from domestic manufacturing and transferred production to more cost-effective Asian suppliers. Additionally, the Gonzales, Louisiana distribution center was relocated to Compton, California during August 2005. The aforementioned changes have had a positive impact on gross margin as both the cost of product and the cost to handle the merchandise were reduced. These improvements in gross profit were offset by reserves of $420,000 associated with the planned liquidation of Churchill and additional reserves of $130,000 associated with the discontinuation of a program at Churchill.

As a percentage of net sales, gross profit increased in fiscal year 2006 because the Company has begun shipping merchandise that is benefiting from purchasing from more cost-competitive suppliers, improved inventory management, the removal of quotas and the completion of the Company’s transition out of domestic manufacturing. Included in the 2006 cost of sales are retention bonuses and freight of $88,000 associated with the relocation of the Gonzales, Louisiana distribution center to Compton, California.

Marketing and Administrative Expenses:  Marketing and administrative expenses increased in both dollars and as a percentage of net sales in fiscal year 2007 as compared to fiscal year 2006. As discussed in Note 9 to the consolidated financial statements, the Company recorded $271,000 of stock-based compensation during fiscal year 2007 as a result of the adoption of SFAS No. 123(R). In addition, the current year includes $130,000 of reserves associated with the planned liquidation of Churchill and the write-off of $90,000 in goodwill associated with Churchill. Fiscal year 2006 included $70,000 of retention bonuses associated with the consolidation of the Company’s warehouses to California and the consolidation of the Company’s financial function to Louisiana. Excluding the aforementioned factors, marketing and administrative expenses decreased in the current year in both dollars and as a percentage of net sales.

As a percentage of net sales, the increase in marketing and administrative expenses in 2006 is a direct result of the decrease in net sales. Also, the payment of $70,000 of retention bonuses related to the relocation of the California finance department to Louisiana is included in fiscal year 2006.

Interest Expense:  The decrease in interest expense in fiscal year 2007 as compared to fiscal year 2006 is due to a lower average debt balance and lower interest rates primarily as a result of the Company’s debt refinancing on

July 11, 2006. As discussed in “Financial Position, Liquidity and Capital Resources” below, the Company had $5.8 million in long-term debt at April 1, 2007, compared to $24.0 million at April 2, 2006 and $27.4 million at April 3, 2005.

The decrease in interest expense in fiscal year 2006 was due to a lower average debt balance as compared to fiscal year 2005. The decrease in debt reflects quarterly payments on the Company’s senior notes through March 2005 followed by the payment in full of the senior notes in June 2005. Such decrease was offset by an increase in debt related to the amortization of an original issue discount and the annual issuance of promissory notes related to the payment of interest on the Company’s senior subordinated notes related to the Company’s previous debt structure.

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

Other Income — Net:  Other income in fiscal year 2007 is primarily a result of the sale in the fourth quarter of Churchill’s name and other intellectual property, domain name and website, yarn inventory, looms and other weaving, sewing and laundry equipment, archives and antiquities and a small portion of the Churchill property in Berea, Kentucky. In addition, other income includes interest income received on the Company’s overnight investment sweep. The increase in interest income is due to a higher average cash balance through July 11, 2006 than in the same period of fiscal year 2006. The Company had $7.8 million cash on July 11, 2006, $7.4 million of which was used to reduce debt in connection with the Company’s debt refinancing.

Other income in fiscal year 2006 is comprised primarily of interest income received on the overnight investment sweep.

Income Tax Benefit:  The significant increase in income tax expense in fiscal year 2007 as compared to fiscal year 2006 is due to improved profitability and the full recognition of federal income tax expense given that the deferred tax valuation allowance was removed in the fourth quarter of fiscal year 2006. Due to uncertainty as to its ultimate realization prior to the fourth quarter of fiscal year 2006, the benefits of the Company’s net operating loss carryforwards were only being recognized as profits were being generated. As a result, tax expense prior to the fourth quarter of fiscal year 2006 included no federal tax expense on a net basis but included only state and local income taxes. The unrecognized benefit of the net operating loss carryforwards was reflected in a deferred tax asset valuation allowance account. In the fourth quarter of fiscal year 2006, management determined that due to taxable earnings generated in recent years, it was more likely than not that the benefit of the net operating loss carryforwards would be realized over time prior to their expiration; consequently, the deferred tax asset valuation allowance account was removed at April 2, 2006. As a result of the removal of the deferred tax valuation allowance, the Company’s net income tax expense in periods subsequent to the third quarter of fiscal year 2006 will include federal as well as state and local income taxes.

Excluding the impact of the gain on debt refinancing, the effective tax rate for fiscal year 2007 was approximately 43%. Approximately $3.1 million of the gain on debt refinancing related to the reversal of previously recognized debt-related expenses that were not deductible for federal tax purposes; consequently, the gain from the reversal of such expenses was not taxable. The debt-related expenses pertained to the amortization of the original issue discount on the previously issued non-interest bearing subordinated debt. Total tax expense related to the gain on debt refinancing was $373,000, representing an effective tax rate of 9.2%.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities was $11.4 million for the year ended April 1, 2007, compared to net cash provided by operating activities of $7.8 million for the year ended April 2, 2006. The change in cash provided by operating activities was primarily due to changes in deferred income taxes and accounts receivable balances. Net cash used in investing activities was $0.8 million in 2007 compared to net cash used in investing activities of

$0.4 million in the prior year. The increase in cash used in investing activities is primarily due to the purchase of the Kimberly Grant brand in the third quarter of fiscal year 2007. Net cash used in financing activities was $14.4 million in 2007 compared to net cash used in financing activities of $4.5 million in the prior year. Cash used in the current year was primarily due to the Company’s debt refinancing. Cash used in the prior year was related to the term loan that was paid off in full during the year ended April 2, 2006. Total debt outstanding decreased to $5.8 million at April 1, 2007, from $24.0 million at April 2, 2006. As of April 1, 2007, letters of credit of $0.6 million were outstanding against the $1.5 million sub-limit for letters of credit associated with the Company’s $22 million revolving credit facility. Based on eligible accounts receivable and inventory balances as of April 1, 2007, the Company had revolving credit availability of $11.5 million.

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

At April 1, 2007 and April 2, 2006, long-term debt consisted of the following (in thousands):

	April 1,	April 2,
	2007	2006

Revolving credit facility	$2,742	$—
Senior subordinated notes	—	16,000
Non-interest bearing notes	4,000	8,000
Capital leases	23	58
PIK notes	—	1,077
Original issue discount	(966)	(1,177)

	5,799	23,958
Less current maturities	19	36

	$5,780	$23,922

The Company’s credit facilities at April 1, 2007 include the following:

Revolving Credit of up to $22 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime minus 1.00% (7.25% at April 1, 2007) for base rate borrowings or LIBOR plus 2.25% (7.57% at April 1, 2007). The maturity date is July 11, 2009. The facility is secured by a first lien on all assets. There was $2.7 million outstanding under the revolving credit facility at April 1, 2007. Based on eligible accounts receivable and inventory balances as of April 1, 2007, the Company had revolving credit availability of $11.5 million. As of April 1, 2007, letters of credit of $630,000 were outstanding against the $1.5 million sub-limit for letters of credit.

The financing agreement for the $22 million revolving credit facility contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of April 1, 2007.

Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010 and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $966,000 is included in the consolidated balance sheet as of April 1, 2007.

As of April 2, 2006, the Company had senior subordinated notes of $16 million with a fixed interest rate of 10% plus an additional 1.65% payable by delivery of a promissory note for which $1.1 million had been accrued and a non-interest bearing note of $8 million carried at a book value of $6.8 million, net of unamortized original issue discount. These balances were refinanced on July 11, 2006 using internally generated cash and funds available under the revolving credit line described above. Concurrent with the refinancing of the senior subordinated notes, the Company settled the $8 million non-interest bearing note and extinguished related common stock purchase warrants by the issuance of the $4 million subordinated notes described above. The refinancing resulted in a gain of $4.1 million ($3.7 million net of tax) reported in the quarter ended October 1, 2006. Approximately $3.1 million of the gain was not subject to federal income tax.

Minimum annual maturities are as follows (in thousands):

Fiscal	Revolver	Sub Notes	Other	Total

2008	$—	$—	$19	$19
2009	—	—	4	4
2010	2,742	—	—	2,742
2011	—	2,000	—	2,000
2012	—	2,000	—	2,000

Total	$2,742	$4,000	$23	$6,765

To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2009, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 7.25% at April 1, 2007, until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

The following table summarizes the maturity or expiration dates of mandatory financial obligations and commitments for the periods indicated:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations
Long-Term Debt Obligations	$6,742	$—	$2,742	$4,000	$—
Interest on Long-Term Debt	76	33	43	—	—
Capital Lease Obligations	23	19	4	—	—
Operating Lease Obligations	2,906	1,254	1,651	1	—
Purchase Obligations	539	82	457	—	—
Minimum Royalty Obligations	2,578	2,297	281	—	—

Total Contractual Obligations	$12,864	$3,685	$5,178	$4,001	$—

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

The Company factors the majority of its receivables. In the event a factored receivable becomes uncollectible due to credit worthiness, the factor bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at April 1, 2007 totaled $12.9 million, net of allowances of $1.0 million.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses, net of royalty income, included in cost of sales amounted to $4.3 million and $4.7 million for the fiscal years ended April 1, 2007 and April 2, 2006, respectively.

Inventory Valuation:  The preparation of the Company’s financial statements requires careful determination of the appropriate dollar amount of the Company’s inventory balances. Such amount is presented as a current asset in the Company’s consolidated balance sheets and is a direct determinant of cost of goods sold in the statement of operations and, therefore, has a significant impact on the amount of net income reported in an accounting period. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to bring the inventory quantities to their existing condition and location. The Company’s inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method, which assumes that inventory quantities are sold in the order in which they are manufactured or purchased. The Company utilizes standard costs as a management tool. The Company’s standard cost valuation of its inventories is adjusted at regular intervals to reflect the approximate cost of the inventory under FIFO. The determination of the indirect charges and their allocation to the Company’s work-in-process and finished goods inventories is complex and requires significant management judgment and estimates. Material differences may result in the valuation of the Company’s inventories and in the amount and timing of the Company’s cost of goods sold and resulting net income for any period if management made different judgments or utilized different estimates.

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

As of April 1, 2007, the Company’s inventories totaled $7.1 million, net of allowances for discontinued, irregular, slow moving and obsolete inventories of $0.3 million. Management believes that the Company’s inventory valuation results in carrying the inventory at lower of cost or market.

Provisions for Income Taxes:  The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. In fiscal year 2005, deferred tax assets were offset by a valuation allowance as available evidence did not indicate that the assets would be realized. In fiscal year 2006, the Company determined that, due to taxable earnings generated in recent years, it is more likely than not that the benefit would be realized prior to the expiration of its net operating loss carryforward.

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

Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.4 million at April 1, 2007 and $6.3 million at April 2, 2006 and April 3, 2005. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $24.9 million as of April 1, 2007.

On April 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets. As a result, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. The Company has performed a transitional fair value based impairment test on its goodwill in accordance with SFAS No. 142. With the exception of goodwill related to Churchill, the Company determined that the fair value exceeded the recorded value at March 29, 2004, April 4, 2005, and April 3, 2006. Churchill’s goodwill of $90,000 was written off in June 2006 due to an impairment indicator, the decline in sales volume and decline in profitability in recent years.

Recently-Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is assessing SFAS No. 159 and has not determined yet the impact that the adoption of SFAS No. 159 will have on its result of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact of adopting FIN 48.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was $2.7 million outstanding at April 1, 2007 and no balance outstanding at April 2, 2006. Each 1.0 percentage point increase in interest rates would impact pre-tax earnings by $27,000 at the debt level of April 1, 2007. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 78% of gross sales, and 39% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

ITEM 8.	Financial Statements and Supplementary Data

See pages 20 and F-1 through F-17 hereof.

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

During the quarter ended April 1, 2007, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to affect, the Company’s control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the Company’s directors and executive officers will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in 2007 (the “Proxy Statement”) under the captions “Election of Directors” and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Ethics” and is incorporated herein by reference.

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

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 1, 2007 and April 2, 2006
Consolidated Statements of Income for the Fiscal Years Ended
April 1, 2007, April 2, 2006 and April 3, 2005
Consolidated Statements of Changes in Shareholders’ Equity for the
Fiscal Years Ended April 1, 2007, April 2, 2006 and April 3, 2005
Consolidated Statements of Cash Flows for the Fiscal Years Ended
April 1, 2007, April 2, 2006 and April 3, 2005
Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule

The following financial statement schedule of the Company is filed with this report:

Schedule II — Valuation and Qualifying Accounts	Page 21

All other schedules not listed above have been omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
		Charged to
	Balance at	Costs and		Balance at
	Beginning	(Reversed from)		End of
	of Period	Expenses	Deductions(1)	Period
	(In thousands)

Accounts Receivable Valuation Accounts:
Year Ended April 3, 2005
Allowance for doubtful accounts	$32	$4	$14	$22
Allowance for customer deductions	$2,026	$6,792	$7,429	$1,389
Year Ended April 2, 2006
Allowance for doubtful accounts	$22	$13	$2	$33
Allowance for customer deductions	$1,389	$5,376	$5,634	$1,131
Year Ended April 1 2007
Allowance for doubtful accounts	$33	$28	$15	$20
Allowance for customer deductions	$1,131	$4,199	$4,037	$969
Inventory Valuation Accounts:
Year Ended April 3, 2005
Allowance for discontinued and irregulars	$1,003	$(282)	$—	$721
Year Ended April 2, 2006
Allowance for discontinued and irregulars	$721	$(194)	$—	$527
Year Ended April 1 2007
Allowance for discontinued and irregulars	$527	$(183)	$—	$344
Restructuring Reserve(2):
Year ended April 3, 2005
Allowance for restructuring costs	$30	$—	$30	$—

(1)	Deductions from the allowance for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(2)	Reserve relates to the decision to close the Company’s Mexican manufacturing facility in fiscal year 2003.

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits

3.1	—	Amended and Restated Certificate of Incorporation of the Company(4)
3.2	—	Bylaws of the Company(4)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company(4)
4.2	—	Instruments defining the rights of security holders are contained in the Bylaws of the Company(4)
4.3	—	Amended and Restated Rights Agreement dated as of August 6, 2003 between the Company and SunTrust Bank, as Rights Agent, including the Form of Right Certificate (Exhibit A) and the Summary of Rights to Purchase Common Shares (Exhibit B).(3)
4.4	—	Amendment No. 1 to Amended and Restated Rights Agreement dated as of July 12, 2006 between the Company and Computershare Investor Services, LLC(7)
4.5	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan.(9)
4.6	—	Form of Incentive Stock Option Agreement.(9)
4.7	—	Form of Non-Qualified Stock Option Agreement (Employees).(9)
4.8	—	Form of Non-Qualified Stock Option Agreement (Directors).(9)
4.9	—	Form of Restricted Stock Grant Agreement (Form A).(9)
4.10	—	Form of Restricted Stock Grant Agreement (Form B).(9)
4.11	—	Amendment No. 2 to Amended and Restated Rights Agreement dated as of August 30, 2006 between the Company and Computershare Investor Services, LLC(10)
10.1	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut(1)
10.2	—	Amended and Restated Support Agreement dated as of August 6, 2003 by and between the Company and Wynnefield Capital Management, LLC(2)
10.3	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut(5)
10.4	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Amy Vidrine Samson(5)
10.5	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman(5)
10.6	—	Agreement between the Company and Wynnefield Capital, Inc. and Frederick G. Wasserman dated November 4, 2005(6)
10.7	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(7)
10.8	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(7)
10.9	—	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc.(7)
10.10	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Wachovia Bank, National Association(7)
10.11	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Banc of America Strategic Solutions, Inc.(7)
10.12	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to The Prudential Insurance Company of America(7)
10.13	—	Security Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and Wachovia Bank, National Association, as Agent(7)
10.14	—	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to Wachovia Bank, National Association, as Agent(7)

Exhibit
Number		Description of Exhibits

10.15	—	Support Agreement dated as of August 17, 2006 between the Company and Barron Capital Advisors, LLC(8)
14.1	—	Code of Ethics(5)
21	—	Subsidiaries of the Company(11)
23	—	Consent of Independent Registered Public Accounting Firm(11)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer(11)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer(11)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer(11)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer(11)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.

(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

(3)	Incorporated herein by reference to Registrant’s Registration Statement on Form 8-A/A dated August 13, 2003.

(4)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.

(5)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.

(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 4, 2005.

(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.

(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 17, 2006.

(9)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.

(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 30, 2006.

(11)	Filed herewith.

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
E. Randall Chestnut
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut E. Randall Chestnut	Chief Executive Officer, Director	June 12, 2007

/s/ William T. Deyo, Jr. William T. Deyo, Jr.	Director	June 12, 2007

/s/ Steven E. Fox Steven E. Fox	Director	June 12, 2007

/s/ Sidney Kirschner Sidney Kirschner	Director	June 12, 2007

/s/ Zenon S. Nie Zenon S. Nie	Director	June 12, 2007

/s/ Donald Ratajczak Donald Ratajczak	Director	June 12, 2007

/s/ James A. Verbrugge James A. Verbrugge	Director	June 12, 2007

/s/ Amy Vidrine Samson Amy Vidrine Samson	Chief Financial Officer, Chief Accounting Officer	June 12, 2007

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of April 1, 2007 and April 2, 2006	F-2
Consolidated Statements of Income for the Fiscal Years Ended April 1, 2007, April 2, 2006, and April 3, 2005	F-3
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended April 1, 2007, April 2, 2006, and April 3, 2005	F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended April 1, 2007, April 2, 2006, and April 3, 2005	F-5
Notes to Consolidated Financial Statements	F-6
Subsidiaries of the Company
Consent of Independent Registered Public Accounting Firm
Rule 13a-14(a) /15d-14(a) Certification by the CEO
Rule 13a-14(a) /15d-14(a) Certification by the CFO
Section 1350 Certification by the CEO
Section 1350 Certification by the CFO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Crown Crafts, Inc.

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the “Company”) as of April 1, 2007 and April 2, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the fiscal years ended April 1, 2007, April 2, 2006 and April 3, 2005. Our audits also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of April 1, 2007 and April 2, 2006, and the results of their operations and their cash flows for each of the three fiscal years ended April 1, 2007, April 2, 2006 and April 3, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, in 2007, the Company changed its method of accounting for share-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  DELOITTE & TOUCHE LLP

New Orleans, Louisiana
May 31, 2007

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 1, 2007 and April 2, 2006

	April 1, 2007	April 2, 2006
	(Amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$33	$3,790
Accounts receivable (net of allowances of $989 at April 1, 2007 and $1,164 at April 2, 2006)
Due from factor	11,764	12,465
Other	1,121	1,992
Inventories, net	7,145	9,742
Prepaid expenses	1,313	1,177
Deferred income taxes	2,408	990

Total current assets	23,784	30,156
Property, plant and equipment — at cost:
Land, buildings and improvements	1,322	1,375
Machinery and equipment	2,502	2,459
Furniture and fixtures	654	649

	4,478	4,483
Less accumulated depreciation	3,037	2,945

Property, plant and equipment — net	1,441	1,538
Other assets:
Goodwill, net	22,884	22,974
Deferred income taxes	—	3,397
Other	807	114

Total other assets	23,691	26,485

Total Assets	$48,916	$58,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,552	$3,511
Accrued wages and benefits	1,300	942
Accrued royalties	671	559
Other accrued liabilities	73	367
Current maturities of long-term debt	19	36

Total current liabilities	5,615	5,415
Non-current liabilities:
Long-term debt	5,780	23,922
Deferred income taxes	698	—

Total non-current liabilities	6,478	23,922
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock — par value $0.01 per share; 74,000,000 shares authorized; 10,003,692 shares outstanding at April 1, 2007 and 9,505,937 outstanding at April 2, 2006	100	95
Additional paid-in capital	38,619	38,244
Accumulated deficit	(1,896)	(9,497)

Total shareholders’ equity	36,823	28,842

Total Liabilities and Shareholders’ Equity	$48,916	$58,179

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005

	2007	2006	2005
	(Amounts in thousands,
	except per share amounts)

Net sales	$71,988	$72,629	$83,908
Cost of products sold	53,888	55,541	66,883

Gross profit	18,100	17,088	17,025
Marketing and administrative expenses	10,226	10,047	10,788

Income from operations	7,874	7,041	6,237
Other income (expense):
Interest expense	(1,363)	(3,046)	(3,793)
Gain on refinancing	4,069	—	—
Other — net	339	4	99

Income before income taxes	10,919	3,999	2,543
Income tax expense (benefit)	3,318	(3,968)	105

Net income	$7,601	$7,967	$2,438

Basic earnings per share	$0.78	$0.84	$0.26

Diluted earnings per share	$0.76	$0.37	$0.11

Weighted average shares outstanding — basic	9,782	9,506	9,505

Weighted average shares outstanding — diluted	10,038	21,728	21,945

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal years ended April 1, 2007, April 2, 2006 and April 3, 2005

	Common Shares		Additional		Total
	Number of		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
	(Dollar amounts in thousands)

Balances — March 28, 2004	9,504,937	$95	$38,244	$(19,902)	$18,437
Issuance of shares	1,000				—
Net income				2,438	2,438

Balances — April 3, 2005	9,505,937	95	38,244	(17,464)	20,875
Net income				7,967	7,967

Balances — April 2, 2006	9,505,937	95	38,244	(9,497)	28,842
Issuance of Shares	497,755	5	75		80
Stock-based Compensation			300		300
Net income				7,601	7,601

Balances — April 1, 2007	10,003,692	$100	$38,619	$(1,896)	$36,823

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005

	2007	2006	2005
	(Amounts in thousands)

Operating activities:
Net income	$7,601	$7,967	$2,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	452	479	457
Goodwill write-off	90	—	—
Amortization of intangibles	17	6	8
Deferred income taxes	2,677	(4,267)	—
(Gain) loss on sale of property, plant and equipment	(136)	19	6
Discount accretion	349	768	681
Gain on debt refinancing	(4,069)	—	—
Stock-based compensation	300	—	—
Changes in assets and liabilities
Accounts receivable	1,572	(90)	2,853
Inventories, net	2,597	2,802	1,850
Prepaid expenses	(136)	273	236
Other assets	(110)	6	16
Accounts payable	41	(217)	(1,388)
Accrued liabilities	176	18	(984)

Net cash provided by operating activities	11,421	7,764	6,173

Investing activities:
Capital expenditures	(381)	(450)	(225)
Payment to acquire Kimberly Grant brand	(600)	—	—
Proceeds from disposition of assets	162	1	10

Net cash used in investing activities	(819)	(449)	(215)

Financing activities:
Retirement of debt	(17,077)	(4,500)	—
Borrowings (repayments) on long-term debt	(36)	20	(3,515)
Borrowings (repayments) under line of credit, net	2,744	—	(1,495)
Debt issuance costs	(70)	—	—
Issuance of common stock	80	—	—

Net cash used in financing activities	(14,359)	(4,480)	(5,010)

Net (decrease) increase in cash and cash equivalents	(3,757)	2,835	948
Cash and cash equivalents at beginning of period	3,790	955	7

Cash and cash equivalents at end of period	$33	$3,790	$955

Supplemental cash flow information:
Income taxes paid (received)	$738	$(75)	$64
Interest paid	1,121	2,078	3,102
Accrued interest converted to long-term debt	—	268	268

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Fiscal Years Ended April 1, 2007, April 2, 2006 and April 3, 2005

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

The Company’s fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 52 weeks for fiscal years 2007 and 2006 and 53 weeks for fiscal year 2005.

Cash and Cash Equivalents:  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances, and disputes. The Company has a certain amount of discontinued and irregular raw materials and finished goods which necessitate the establishment of inventory reserves that are highly subjective. Actual results could differ from those estimates.

Financial Instruments:  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

Inventory Valuation:  Inventories are valued at the lower of cost or market, where cost is determined using the first-in, first-out method.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expense, net of royalty income, included in cost of sales amounted to $4.3 million, $4.7 million, and $5.0 million in 2007, 2006 and 2005, respectively.

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

Impairment of Long-lived Assets, Identifiable Intangibles and Goodwill:  The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of, if any, are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheets.

Goodwill, which represents the unamortized excess of purchase price over fair value of net identifiable assets acquired in business combinations, was amortized through March 31, 2002 using the straight-line method over periods of up to 30 years. The Company discontinued amortization of goodwill effective April 1, 2002. The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Churchill’s goodwill of $90,000 was written off in June 2006 due to an impairment indicator, the decline in sales volume and decline in profitability in recent years. Goodwill is stated net of accumulated amortization of $6.3 million at April 1, 2007, April 2, 2006 and April 3, 2005. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $24.9 million as of April 1, 2007.

Provisions for Income Taxes:  In the fourth quarter of fiscal year 2006, management determined that due to taxable earnings generated in recent years, it was more likely than not that the benefit of the Company’s net operating loss carryforwards would be realized over time prior to their expiration; consequently, the deferred tax asset valuation allowance account was removed at April 2, 2006. As a result of the removal of the deferred tax valuation allowance, the Company’s net income tax expense in periods subsequent to the third quarter of fiscal year 2006 will include federal as well as state and local income taxes.

Excluding the impact of the gain on debt refinancing, the effective tax rate for fiscal year 2007 was approximately 43%. Approximately $3.1 million of the gain on debt refinancing related to the reversal of

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

previously recognized debt-related expenses that were not deductible for federal tax purposes; consequently, the gain from the reversal of such expenses was not taxable. The debt-related expenses pertained to the amortization of the original issue discount on the previously issued non-interest bearing subordinated debt. Total tax expense related to the gain on debt refinancing was $373,000 representing an effective tax rate of 9.2%.

Segments and Related Information:  The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires certain information to be reported about operating segments on a basis consistent with the Company’s internal organizational structure. The Company operates primarily in one principal segment, infant and juvenile products. These products consist of infant bedding, bibs, soft goods and juvenile products (primarily Pillow Buddies®).

Earnings Per Share:  Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Earnings per common share are based on the weighted average number of shares outstanding during the period. Basic and diluted weighted average shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. The following table sets forth the computation of basic and diluted net income per common share for fiscal years 2007, 2006 and 2005.

	2007	2006	2005
	(Amounts in thousands,
	except per share data)

Basic Earnings per Share:
Net Income	$7,601	$7,967	$2,438

Weighted Average Number of Shares Outstanding	9,782	9,506	9,505

Basic Earnings per Share	$0.78	$0.84	$0.26

Diluted Earnings per Share:
Net Income	$7,601	$7,967	$2,438

Weighted Average Number of Shares Outstanding	9,782	9,506	9,505
Effect of Dilutive Securities, Principally Warrants (Note 6)	256	12,222	12,440

Average Shares — Diluted	10,038	21,728	21,945

Diluted Earnings per Share	$0.76	$0.37	$0.11

Recently Issued Accounting Standards:  In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is assessing SFAS No. 159 and has not determined yet the impact that the adoption of SFAS No. 159 will have on its result of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact of adopting FIN 48.

Note 3 —	Acquisitions

On December 29, 2006, the Company, through its wholly-owned subsidiary Crown Crafts Infant Products, Inc., acquired substantially all of the assets of Kimberly Grant, Inc., a designer of various infant, toddler and juvenile products. The following table summarizes the allocation of the $550,000 paid at closing and the $50,000 paid upon renewal of the acquired “Kimberly Grant” trademark based upon fair values of the assets acquired assumed at the date of the acquisition. The fair values of certain intangibles were based upon a third-party valuation of such assets.

				Aggregate
	Gross	Estimated		Amortization
	Carrying	Useful	Accumulated	Expense in
	Amount	Life	Amortization	2007

Tradename	$466,387	15 years	$7,773	$7,773
Existing Designs	35,924	1 year	—	—
Non-compete	97,689	15 years	1,628	1,628

	$600,000		$9,401	$9,401

The table below represents estimated amortization expense for the following periods:

	2008	2009	2010	2011	2012

Tradename	$31,092	$31,092	$31,092	$31,092	$31,092
Existing Designs	35,924	—	—	—	—
Non-compete	6,513	6,513	6,513	6,513	6,513

	$73,529	$37,605	$37,605	$37,605	$37,605

Note 4 —	Churchill Weavers

On February 2, 2007, the Company announced that it would liquidate Churchill. Goodwill of $90,000 associated with the acquisition of Churchill was written-off in June 2006. In anticipation of the liquidation of Churchill, the Company recorded valuation allowances approximating $550,000 in the quarter ended December 31, 2006 to reflect the expected net realizable value of Churchill’s receivables, inventories and prepaid expenses. In the fourth quarter of fiscal year 2007, the Company sold the Churchill Weavers name, together with Churchill’s other intellectual property, domain name and website, yarn inventory, looms and other weaving, sewing and laundry equipment for $275,000. The Company also sold a small portion of the Churchill property in Berea, Kentucky, and Churchill’s archives and certain antiquities for $110,000. As a result of these sales, the Company recorded miscellaneous income of $337,000 in the fourth quarter.

The Company has begun marketing Churchill’s land, building and equipment for sale. The property has been appraised at greater than net book value. In accordance with accounting guidelines, in the first quarter of fiscal year 2008, the property is expected to be classified as Assets Held for Sale in the Balance Sheet and the operations of Churchill are expected to be classified as Discontinued Operations in the Statement of Income. These classifications

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

were not used prior to the end of fiscal year 2007 because Churchill’s operations were continuing at that time. The closure of Churchill is not expected to have a significant financial impact during the first quarter of fiscal year 2008.

Note 5 —	Inventories

Major classes of inventory were as follows (in thousands):

	April 1, 2007	April 2, 2006

Raw Materials	$15	$442
Work in Process	12	73
Finished Goods	7,118	9,227

	$7,145	$9,742

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.3 million at April 1, 2007 and $0.5 million at April 2, 2006.

Note 6 —	Financing Arrangements

Factoring Agreement:  The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of operations, were $236,000, $250,000, and $348,000, respectively, in 2007, 2006, and 2005. Factor advances were $0 at both April 1, 2007 and April 2, 2006.

Notes Payable and Other Credit Facilities:  At April 1, 2007 and April 2, 2006, long term debt consisted of (in thousands):

	April 1, 2007	April 2, 2006

Revolving credit facility	$2,742	$—
Senior subordinated notes	—	16,000
Non-interest bearing notes	4,000	8,000
Capital leases	23	58
PIK notes	—	1,077
Original issue discount	(966)	(1,177)

	5,799	23,958
Less current maturities	19	36

	$5,780	$23,922

The Company’s credit facilities at April 1, 2007 include the following:

Revolving Credit of up to $22 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime minus 1.00% (7.25% at April 1, 2007) for base rate borrowings or LIBOR plus 2.25% (7.57% at April 1, 2007). The maturity date is July 11, 2009. The facility is secured by a first lien on all assets. There was $2.7 million outstanding under the revolving credit facility at April 1, 2007. Based on eligible accounts receivable and inventory balances as of April 1, 2007, the Company had revolving credit availability of $11.5 million. As of April 1, 2007, letters of credit of $630,000 were outstanding against the $1.5 million sub-limit for letters of credit.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The financing agreement for the $22 million revolving credit facility contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of April 1, 2007.

Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010 and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $966,000 is included in the consolidated balance sheet as of April 1, 2007.

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

As part of the Company’s refinancing of its credit facilities in July 2001, the Company issued to its lenders warrants for non-voting common stock that were convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. The warrants were surrendered and extinguished in connection with the issuance of the subordinated notes discussed above. The dilutive effect of these warrants on earnings per share for the fiscal periods ended April 2, 2006 and April 3, 2005 was $0.43 per share and $0.13 per share, respectively.

Minimum annual maturities are as follows (in thousands):

Fiscal	Revolver	Sub Notes	Other	Total

2008	$—	$—	$19	$19
2009	—	—	4	4
2010	2,742	—	—	2,742
2011	—	2,000	—	2,000
2012	—	2,000	—	2,000

Total	$2,742	$4,000	$23	$6,765

To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2009, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 7.25% at April 1, 2007, until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Income Taxes

Income tax expense (benefit) is summarized as follows:

	2007	2006	2005
	(In thousands)

Current:
Federal	$—	$24	$42
State and local	641	275	85

Total current	641	299	127

Deferred (primarily federal)	2,677	(4,267)	(22)

Total expense (benefit)	$3,318	$(3,968)	$105

The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2007	2006
	(In thousands)

Assets/(Liabilities)
Deferred tax asset — current:
Employee benefit accruals	$491	$321
Accounts receivable and inventory reserves	355	669
Net operating loss carryforward	1,220	—
Other	342	—

Net deferred tax asset — current	2,408	990

Deferred tax (liability) asset — non-current:
Goodwill	$(831)	$(714)
Property, plant and equipment	15	18
Net operating loss carryforward	—	3,796
Other	118	297

Net deferred tax (liability) asset — non-current	(698)	3,397

Net deferred income tax asset	$1,710	$4,387

As of April 1, 2007, the Company has federal income tax net operating loss carryforwards totaling $3.6 million which begin expiring in the year ending March 2021. In fiscal year 2005, deferred tax assets were offset by a valuation allowance as available evidence did not indicate that the assets would be realized. In fiscal year 2006, the Company determined that, due to taxable earnings generated in recent years, it is more likely than not that the benefit would be realized over time prior to the expiration of the net operating loss carryforward. The effect of this change in estimate to remove the valuation allowance was to decrease income tax expense and increase net income by approximately $4.2 million in the fourth quarter of fiscal year 2006.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following reconciles the income tax expense (benefit) at the U.S. federal income tax statutory rate to that in the consolidated financial statements:

	2007	2006	2005
	(In thousands)

Tax expense at statutory rate	$3,712	$1,266	$865
State income taxes, net of Federal income tax benefit	423	182	67
Valuation allowance	—	(5,725)	(1,076)
Non-deductible expenses	79	272	—
Non-taxable gain	(1,061)	—	—
Other	165	37	249

Income tax expense (benefit)	$3,318	$(3,968)	$105

Note 8 —	Retirement Plans

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. In fiscal years 2007, 2006 and 2005, employees could elect to exclude up to a maximum of $15,000, $14,000 and $13,000 of their compensation, respectively, in accordance with federal regulations. The board of directors determines each calendar year the portion, if any, of employee contributions that will be matched by the Company. The Company’s matching contribution to the plan including the utilization of forfeitures was approximately $152,000, $153,000 and $176,000, respectively, for fiscal years 2007, 2006, and 2005. This matching represents an amount equal to 100% of the first 2% of employee deferrals and 50% of the next 1% of deferrals.

Note 9 —	Stock-based Compensation

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

On April 3, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related implementation guidance that had previously allowed companies to choose between expensing stock options or providing pro-forma disclosure only. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and instead requires that such transactions be accounted for using a fair-value-based method. In addition, the SEC issued Staff

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accounting Bulletin 107 in April 2005, which provides supplemental implementation guidance for SFAS No. 123(R).

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with the method previously used for pro forma disclosures under SFAS No. 123. The Company elected to use the modified prospective transition method permitted by SFAS No. 123(R). Under the modified prospective method, SFAS No. 123(R)applies to new awards issued on or after April 3, 2006 as well as the unvested portion of awards that were outstanding as of April 2, 2006, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in fiscal year 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, April 2, 2006 in accordance with the original provisions of SFAS No. 123. Prior periods were not restated to reflect the impact of adopting the new standard.

Prior to adoption of SFAS No. 123(R), the Company measured compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles as prescribed by APB Opinion No. 25 and related interpretations. The Company also used the disclosure provisions of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share for fiscal year 2006 and 2005 had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123(R).

	2006	2005
	(Amounts in thousands,
	except per share data)

Net income, as reported	$7,967	$2,438
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	29	67

Pro forma net income	$7,938	$2,371

Earnings per share:
Basic — as reported	$0.84	$0.26

Basic — pro forma	$0.84	$0.25

Diluted — as reported	$0.37	$0.11

Diluted — pro forma	$0.37	$0.11

The Company recorded $300,000 of stock-based compensation during fiscal year 2007 as a result of the adoption of SFAS No. 123(R), which affected basic and diluted earnings per share by $0.03. No stock-based compensation costs were capitalized as part of the cost of an asset as of April 1, 2007.

Stock Options:  The following table represents stock option activity for fiscal year 2007:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding

Outstanding, April 2, 2006	$0.80	536,100
Granted	3.15	212,000
Exercised	0.65	122,755
Forfeited	0.78	31,999

Outstanding, April 1, 2007	$1.68	593,346

Exercisable, April 1, 2007	$0.86	369,352

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During the quarter ended October 1, 2006, the Company granted 212,000 non-qualified options at the market price at the date of grant, which options vest over a two-year period, assuming continued service. The following weighted-average assumptions were used for grants issued during the quarter ended October 1, 2006.

	Options Issued	Options Issued
	to Employees	to Directors

Options Issued	200,000	12,000
Dividend Yield	—	—
Expected Volatility	70.00%	70.00%
Risk free interest rate	4.76%	4.79%
Expected life, years	5.75	3.25
Forfeiture rate	5.00%	5.00%

For fiscal year 2007, the Company recognized $122,000 of compensation expense associated with the stock option grants of which $29,000 was included in cost of products sold and $91,000 was included in marketing and administrative expenses in the accompanying consolidated statements of income. The Company recognized $6,000 of compensation expense associated with unvested stock options outstanding at April 2, 2006.

A summary of stock options outstanding and exercisable at April 1, 2007 is as follows:

			Weighted Avg.		Weighted Avg.
	Number of	Weighted Avg.	Exercise Price	Number of	Exercise Price
	Options	Remaining	of Options	Shares	of Shares
Range of Exercise Prices	Outstanding	Contractual Life	Outstanding	Exercisable	Exercisable

$0.18	20,000	4.31 years	$0.18	20,000	$0.18
$0.65	105,164	6.14 years	0.65	101,168	0.65
$0.66	9,332	3.36 years	0.66	1,334	0.66
$0.71	145,750	5.34 years	0.71	145,750	0.71
$1.06-2.31	101,100	3.19 years	1.43	101,100	1.43
$3.15	212,000	9.12 years	3.15	—	0.00

	593,346			369,352

As of April 1, 2007, total unrecognized stock-option compensation costs amounted to $311,000. Unvested stock option compensation costs will be recognized as the underlying stock options vest over a period of up to two years. The amount of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee that has received stock options that are unvested as of such employee’s termination date. The aggregate intrinsic value of options outstanding and options exercisable at April 1, 2007 was $1.9 million and $1.5 million, respectively.

Non-vested Stock:  The fair value of non-vested stock is determined based on the number of shares granted and the quoted closing price of the Company’s common stock on the date of grant. All non-vested stock awards issued under the 2006 Plan vest based upon continued service.

During the quarter ended October 1, 2006, the Company granted 375,000 shares of non-vested stock with a weighted-average grant date fair value of $3.15. These shares have four-year cliff vesting. The Company recognized $172,000 in fiscal year 2007 that was included in marketing and administrative expenses in the accompanying consolidated statements of income. The deferred amount is being amortized by monthly charges to earnings over the four-year vesting period.

As of April 1, 2007, the amount of unrecognized non-vested stock compensation costs amounted to $1.0 million. The amount of unrecognized non-vested stock compensation will be affected by any future non-

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

vested stock grants and by the separation from the Company of any employee who has received non-vested stock grants that are unvested as of such employee’s separation date.

Note 10 —	Major Customers

The table below indicates customers representing more than 10% of sales.

	Fiscal Year
	2007	2006	2005

Wal-Mart Stores, Inc.	39%	35%	29%
Toys R Us	23%	30%	36%
Target Corporation	16%	14%	12%

Note 11 —	Commitments and Contingencies

The following table summarizes the maturity or expiration dates of mandatory financial obligations and commitments for the following periods.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations
Long-Term Debt Obligations	$6,742	$—	$2,742	$4,000	$—
Interest on Long-Term Debt	76	33	43	—	—
Capital Lease Obligations	23	19	4	—	—
Operating Lease Obligations	2,906	1,254	1,651	1	—
Purchase Obligations	539	82	457	—	—
Minimum Royalty Obligations	2,578	2,297	281	—	—

Total Contractual Obligations	$12,864	$3,685	$5,178	$4,001	$—

Total rent expense was $1.6 million, $1.4 million and $1.6 million for the years ended April 1, 2007, April 2, 2006 and April 3, 2005, respectively. Total royalty expense, net of royalty income, was $4.3 million, $4.7 million and $5.0 million for fiscal years 2007, 2006, and 2005, respectively.

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

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 12 —	Selected Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter
	In thousands, except per share data

Fiscal Year ended April 1, 2007
Net sales	$16,164	$21,574	$16,453	$17,797
Gross profit	4,580	5,753	3,622	4,145
Net income	911	5,353	614	723
Basic earnings per share	0.10	0.55	0.06	0.07
Diluted earnings per share	0.04	0.54	0.06	0.07
Fiscal Year ended April 2, 2006
Net sales	$13,659	$21,285	$17,882	$19,803
Gross profit	2,967	4,609	4,325	5,187
Net (loss) income	(269)	1,151	1,063	6,022
Basic earnings per share	(0.03)	0.12	0.11	0.63
Diluted earnings per share	(0.03)	0.05	0.05	0.27

(1)	In the second quarter of fiscal year 2007, the Company recorded a gain on refinancing of $4.1 million as discussed in Note 6.