Form 10-Q
period 2007-07-01
CROWN CRAFTS INC
filed 2007-08-15
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007

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
Yes ☐   No ☑
     The number of shares of common stock, $0.01 par value, of the registrant outstanding as of July 1, 2007 was 10,005,192.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 1, 2007 and April 1, 2007
(UNAUDITED)
(amounts in thousands, except share and per share amounts)

	July 1, 2007	April 1, 2007

ASSETS
Current assets:
Cash and cash equivalents	$484	$33

Accounts receivable (net of allowances of $914 at July 1, 2007 and $989 at April 1, 2007):
Due from factor	9,697	11,764
Other	1,798	1,121
Inventories, net	11,553	7,145
Prepaid expenses	1,210	1,313
Assets held for sale	663	—
Deferred income taxes	1,906	2,408

Total current assets	27,311	23,784
Property, plant and equipment — at cost:
Land, buildings and improvements	200	1,322
Machinery and equipment	2,268	2,502
Furniture and fixtures	746	654

	3,214	4,478
Less accumulated depreciation	2,480	3,037

Property, plant and equipment — net	734	1,441
Other assets:
Goodwill, net	22,884	22,884
Other	774	807

Total other assets	23,658	23,691

Total Assets	$51,703	$48,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,084	$3,552
Accrued wages and benefits	1,603	1,300
Accrued royalties	1,116	671
Other accrued liabilities	162	73
Current maturities of long-term debt	17	19

Total current liabilities	9,982	5,615
Non-current liabilities:
Long-term debt	3,089	5,780
Deferred income taxes	698	698

Total non-current liabilities	3,787	6,478

Commitments and contingencies	—	—

Shareholders’ equity:

Common stock — par value $0.01 per share; 74,000,000 shares authorized; 10,005,192 shares outstanding at July 1, 2007 and 10,003,692 outstanding at April 1, 2007	100	100
Additional paid-in capital	38,745	38,619
Accumulated deficit	(911)	(1,896)

Total shareholders’ equity	37,934	36,823

Total Liabilities and Shareholders’ Equity	$51,703	$48,916

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three-Month Periods Ended July 1, 2007 and July 2, 2006
(UNAUDITED)
(amounts in thousands, except per share amounts)

	Three Months Ended
	July 1,	July 2,
	2007	2006

Net sales	$15,360	$15,753
Cost of products sold	11,054	11,286

Gross profit	4,306	4,467
Marketing and administrative expenses	2,404	2,167

Income from operations	1,902	2,300
Other income (expense):
Interest expense	(112)	(723)
Other — net	(35)	140

Income before income taxes	1,755	1,717
Income tax expense	676	665

Income from continuing operations after income taxes	1,079	1,052
Loss from discontinued operations — net of income taxes	(94)	(141)

Net income	$985	$911

Weighted average shares outstanding — basic	10,004	9,506

Weighted average shares outstanding — diluted	10,297	22,137

Basic earnings per share:
Income from continuing operations	$0.11	$0.11
Loss from discontinued operations	(0.01)	(0.01)

Income per share	$0.10	$0.10

Diluted earnings per share:
Income from continuing operations	$0.11	$0.05
Loss from discontinued operations	(0.01)	(0.01)

Income per share	$0.10	$0.04

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended July 1, 2007 and July 2, 2006
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	July 1,	July 2,
	2007	2006
Operating activities:
Net income	$985	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	83	117
Goodwill write-off	—	90
Amortization of intangibles	18	1
Deferred income taxes	503	471
Loss (gain) on sale of property, plant and equipment	8	(11)
Discount accretion	55	207
Stock-based compensation	126	—
Changes in assets and liabilities
Accounts receivable	1,390	2,247
Inventories, net	(4,408)	(3,782)
Prepaid expenses	103	119
Other assets	15	(84)
Accounts payable	3,532	2,434
Accrued liabilities	837	1,083

Net cash provided by operating activities	3,247	3,803

Investing activities:
Capital expenditures	(61)	(17)
Proceeds from disposition of assets	13	11

Net cash used in investing activities	(48)	(6)

Financing activities:
Payments on long-term debt	(6)	(9)
Repayments under line of credit, net	(2,742)	—

Net cash used in financing activities	(2,748)	(9)

Net increase in cash and cash equivalents	451	3,788
Cash and cash equivalents at beginning of period	33	3,790

Cash and cash equivalents at end of period	$484	$7,578

Supplemental cash flow information:
Income taxes paid	$15	$—
Interest paid	63	389
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE THREE-MONTH PERIODS ENDED JULY 1, 2007 AND JULY 2, 2006
1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of July 1, 2007 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals. Operating results for the three-month period ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending March 30, 2008. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended April 1, 2007.

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

Segment and Related Information: The Company operates primarily in one principal segment, infant products. These products consist of infant bedding, bibs and soft goods.

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

The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.4 million at July 1, 2007 and April 1, 2007. On April 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As a result, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. The Company has performed a transitional fair value based impairment test on its goodwill in accordance with SFAS No. 142. With the exception of goodwill related to Churchill Weavers, Inc. (“Churchill”), the Company determined that the fair value exceeded the recorded value at April 3, 2006 and April 2, 2007. Churchill’s goodwill of $90,000 was written off in June 2006 due to an impairment indicator, the decline in sales volume and decline in profitability in recent years. Churchill has ceased operations and the remaining assets are held for sale (see Note 7 to the Company’s consolidated financial statements).

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

The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, markdowns and warehouse and other allowances. Consistent with the guidance provided in Emerging Issues Task Force 01-9, all such allowances are recorded as direct offsets to sales, and such costs are accrued commensurate with sales activities. When a customer requests deductions, the allowances are reduced to reflect such payments.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses included in cost of sales amounted to $0.9 million and $1.0 million in the three-month periods ended July 1, 2007 and July 2, 2006, respectively.

Recently Issued Accounting Standards: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On April 2, 2007, the Company adopted the provisions of FIN No. 48. Based on our recent evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Our evaluation was performed for the tax years ended March 28, 2004, April 3, 2005, April 2, 2006 and April 1, 2007, the tax years which remain subject to examination by major tax jurisdictions as of July 1, 2007. The Company’s policy is to accrue interest expense and penalties as appropriate on its estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is assessing SFAS No. 159 and has not determined yet the impact that the adoption of SFAS No. 159 will have on its result of operations or financial position.

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

The Company recorded $126,000 of stock-based compensation during the quarter ended July 1, 2007, which affected basic and diluted earnings per share by $0.01. No stock-based compensation costs were capitalized as part of the cost of an asset as of July 1, 2007.

Stock Options: The following table represents stock option activity for fiscal year 2008:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding
Outstanding at April 1, 2007	$1.68	593,346
Granted	—	—
Exercised	0.18	1,500
Forfeited	—	—

Outstanding, July 1, 2007	$1.68	591,846

Exercisable, July 1, 2007	$0.87	367,852

For the quarter ended July 1, 2007, the Company recognized $52,000 of compensation expense associated with the stock option grants, of which $12,000 was included in cost of products sold and $39,000 was also included in marketing and administrative expenses in the accompanying consolidated statements of income. The Company recognized $1,000 of compensation expense associated with unvested stock options outstanding at April 2, 2006.

Non-vested Stock: The fair value of non-vested stock is determined based on the number of shares granted and the quoted closing price of the Company’s common stock on the date of grant. All non-vested stock awards issued under the 2006 Plan vest based upon continued service.

During the quarter ended October 1, 2006, the Company granted 375,000 shares of non-vested stock with a weighted-average grant date fair value of $3.15. These shares have four-year cliff vesting. The Company recognized $74,000 of compensation expense in the quarter ended July 1, 2007 that was included in marketing and administrative expenses in the accompanying consolidated statements of income. The deferred amount is being amortized by monthly charges to earnings over the four-year vesting period.

As of July 1, 2007, the amount of unrecognized non-vested stock compensation costs amounted to $0.9 million. The amount of unrecognized non-vested stock compensation will be affected by any future non-vested stock grants and by the separation from the Company of any employee who has received non-vested stock grants that are unvested as of such employee’s separation date.

3.	Inventory: Major classes of inventory were as follows (in thousands):

	July 1, 2007	April 1, 2007
Raw Materials	$20	$15
Work in Process	—	12
Finished Goods	11,533	7,118

	$11,553	$7,145

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.3 million at July 1, 2007 and April 1, 2007.
4.	Financing Arrangements

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

Notes Payable and Other Credit Facilities: At July 1, 2007 and April 1, 2007, long-term debt consisted of:

	July 1,	April 1,
	2007	2007
Revolving credit facility	$—	$2,742
Non-interest bearing notes	4,000	4,000
Capital leases	17	23
Original issue discount	(911)	(966)

	3,106	5,799
Less current maturities	17	19

	$3,089	$5,780

The Company’s credit facilities at July 1, 2007 include the following:

Revolving Credit of up to $22 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime minus 1.00% (7.25% at July 1, 2007) for base rate borrowings or LIBOR plus 2.25% (7.57% at July 1, 2007). The maturity date is July 11, 2009. The facility is secured by a first lien on all assets. There was no balance outstanding at July 1, 2007. Based on eligible accounts receivable and inventory balances as of July 1, 2007, the Company had $15.1 million available under the revolving credit facility. As of July 1, 2007, letters of credit of $550,000 were outstanding against the $1.5 million sub-limit for letters of credit.

The financing agreement for the $22 million revolving credit facility contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of July 1, 2007.

Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $0.9 million is included in the consolidated balance sheet as of July 1, 2007.

          Minimum annual maturities are as follows (in thousands):

Fiscal	Sub Notes	Other	Total
2008	—	$13	$13
2009	—	4	4
2010	—	—	—
2011	$2,000	—	2,000
2012	2,000	—	2,000

Total	$4,000	$17	$4,017

5.	Earnings per Share: The weighted average number of shares outstanding on a fully diluted basis was 10,297,000 for the three-month period ended July 1, 2007 compared to 22,137,000 for the three-month period ended July 2, 2006. The Company had issued to its previous lenders Common Stock Purchase Warrants for non-voting common stock that were convertible into common stock equivalent to 65% of the shares of the Company on a fully diluted basis at a price of 11.3 cents per share. These warrants were extinguished and are, therefore, no longer included in the Company’s calculation of diluted earnings per share.
6.	Acquisitions: On December 29, 2006, the Company, through its wholly-owned subsidiary Crown Crafts Infant Products, Inc., acquired substantially all of the assets of Kimberly Grant, Inc., a designer of various infant and toddler products. The following table summarizes the allocation of the $550,000 paid at closing and the $50,000 paid upon renewal of the acquired “Kimberly Grant” trademark based upon fair values of the assets acquired assumed at the date of the acquisition. The fair values of certain intangibles were based upon a third-party valuation of such assets.

The table below represents estimated amortization expense for the following periods:

				Aggregate
	Gross	Estimated		Amortization
	Carrying	Useful	Accumulated	Expense in
	Amount	Life	Amortization	2007

Tradename	$466,387	15 years	$15,553	$7,773
Existing Designs	35,924	1 year	8,978	8,978
Non-compete	97,689	15 years	3,207	1,629

	$600,000		$27,738	$18,380

7.	Discontinued Operations: On February 2, 2007, the Company announced that it would liquidate Churchill. Goodwill of $90,000 associated with the acquisition of Churchill was written-off in June 2006. In anticipation of the liquidation of Churchill, the Company recorded valuation allowances approximating $550,000 in the quarter ended December 31, 2006 to reflect the expected net realizable value of Churchill’s receivables, inventories and prepaid expenses. In the fourth quarter of fiscal year 2007, the Company sold the Churchill Weavers name, together with Churchill’s other intellectual property, domain name and website, yarn inventory, looms and other weaving, sewing and laundry equipment for $275,000. The Company also sold in the fourth quarter of fiscal year 2007 a small portion of the Churchill property in Berea, Kentucky, and Churchill’s archives and certain antiquities for $110,000. During the first quarter of fiscal year 2008, Churchill’s operations ceased and all employees were terminated.

The Company is actively marketing Churchill’s land and building for sale. The property has been appraised at greater than net book value. In accordance with accounting guidelines, in the first quarter of fiscal year 2008, the property is classified as assets held for sale in the consolidated balance sheet and the operations of Churchill are classified as discontinued operations in the consolidated statement of income. These classifications were not used prior to the end of fiscal year 2007 because Churchill’s operations were continuing at that time.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company operates indirectly through its subsidiaries, Crown Crafts Infant Products, Inc. and Hamco, Inc., primarily in the Infant Products segment within the Consumer Products industry. The Company’s offices are located in Compton, California; Gonzales, Louisiana; and Rogers, Arkansas.
The Infant Products segment consists of bedding, bibs, soft goods and accessories. The Company’s infant products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers’ private labels. The products are produced primarily by foreign contract manufacturers, then warehoused and shipped from a facility in Compton, California. Sales are generally made directly to retailers, primarily mass merchants, large chain stores and specialty stores.
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
RESULTS OF OPERATIONS
The following table contains results of operations data for the three-month periods ended July 1, 2007 and July 2, 2006 and the dollar and percentage variances among those periods.

	Three-month period ended
	July 1,	July 2,
	2007	2006	$ change	% change
		Dollars in thousands
Net Sales by Category

Bedding, Blankets and Accessories	$11,406	$10,905	$501	4.6%
Bibs and Bath	3,954	4,848	(894)	-18.4%
Total Net Sales	15,360	15,753	(393)	-2.5%
Cost of Products Sold	11,054	11,286	(232)	-2.1%
Gross Profit	4,306	4,467	(161)	-3.6%
% of Net Sales	28.0%	28.4%

Marketing and Administrative Expenses	2,404	2,167	237	10.9%
% of Net Sales	15.7%	13.8%
Interest Expense	112	723	(611)	-84.5%
Other Income — net	35	(140)	175	125.0%
Income Tax Expense	676	665	11	1.7%
Income from continuing operations after taxes	1,079	1,052	27	2.6%
Discontinued Operations — net of taxes	(94)	(141)	47	33.3%
Net Income	985	911	74	8.1%
% of Net Sales	6.4%	5.8%
Net Sales: Sales of bedding, blankets and accessories increased for the first three-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. Sales increased by $3.7 million due to sales of new designs and programs. Some of these designs and programs began shipping in the latter part of fiscal year 2007, while others began shipping during the first quarter of fiscal year 2008. This increase was offset by a decrease of $1.9 million related to programs that were discontinued in the latter part of 2007 and the first quarter of fiscal year 2008. In addition, there was a net decrease of $1 million in shipments of replenishment orders and a $0.3 million decrease due to initial shipments made in the first quarter of fiscal year 2007.
Bib and bath sales decreased for the first three-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. Sales decreased $0.2 million due to programs that were discontinued and $0.3 million due to promotions in the prior year quarter that were not repeated in the current year. Also, there was a net decrease of $0.4 million in shipments of replenishment orders related to the vinyl bib replacement program announced in the fourth quarter of fiscal year 2007. Offsetting these decreases was an increase of $0.1 million related to sales of new designs.
Gross Profit: Gross profit decreased in both amount and as a percentage of net sales for the first three-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. The decrease is a direct result of the decrease in net sales. Additionally, both the current and prior year quarters were favorably impacted by an over-absorption of overhead related to the increase in inventory. The over-absorption caused gross margin to increase 2.6% and 2.8% in the first quarter of fiscal year 2007 and 2008, respectively. Consistent with the prior year, the current year over-absorption should reverse over the remaining quarters of fiscal year 2008.
Marketing and Administrative Expenses: Marketing and administrative expenses for the first three-month period of fiscal year 2008 increased in both dollars and as a percentage of net sales as compared to the same period of fiscal year 2007. As discussed in Note 2 to the Company’s consolidated financial statements, the Company recorded $114,000 of stock-based compensation during the three-month period ended July 1, 2007. Also in the current year first quarter, the Company incurred additional compensation costs of $82,000 due to newly created positions and $36,000 of additional public company costs, primarily due to the Company’s listing on The NASDAQ Stock Market in March 2007. The remaining increase as a percentage of net sales is a direct result of the changes in net sales for the comparative periods.
Interest Expense: The decrease in interest expense for the first three-month period of fiscal year 2008 as compared to fiscal year 2007 is due to a lower average debt balance and lower interest rates primarily as a result of the Company’s debt refinancing on July 11, 2006. The Company had $3.1 million in total debt at July 1, 2007, compared to $24.2 million at July 2, 2006.
Other Income — Net: Other income in fiscal year 2007 is composed primarily of interest income received on the Company’s overnight investment sweep through July 11, 2006. The Company had $7.8 million cash on July 11, 2006, $7.4 million of which was used to reduce debt in connection with the July 11, 2006 debt refinancing.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $3.2 million for the first three months of fiscal year 2008 compared to net cash provided by operating activities of $3.8 million for the first three months of fiscal year 2007. The decrease in cash provided by operating activities is primarily due to changes in accounts payable and accounts receivable balances, offset by a change in the inventory balance. Net cash used in investing activities was $48,000 in the first three months of fiscal year 2008 and $6,000 in the prior year period. Net cash used in financing activities was $2.7 million compared to net cash used in financing activities of $9,000 in the prior year period. During the first quarter of fiscal year 2007, the Company had a cash balance of $7.6 million and was not required to make payments on its credit facilities. In July 2006, the Company refinanced its credit facilities using cash of $7.4 million to reduce debt. Cash used in the current year period was to pay down the line of credit obtained as a result of the refinancing.
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
In June 2007, the Company created a capital committee of the board of directors that is authorized to spend up to $6 million in the aggregate to repurchase from stockholders shares of the Company’s Series A common stock from July 1, 2007 through July 1, 2008. The Company did not repurchase any shares in the first quarter of fiscal year 2008.
To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2009, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 7.25% at July 1, 2007, until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

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
ITEM 3 — QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was no balance outstanding at July 1, 2007 and July 2, 2006. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 83% of gross sales, and 38% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.
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
During the quarter ended July 1, 2007, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. Except as set forth in the Company’s annual report on Form 10-K for the year ended April 1, 2007, neither the Company nor any of its subsidiaries is a party to any such legal proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 1A — Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Form 10-K for the year ended April 1, 2007.

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

CROWN CRAFTS, INC.
Date: August 15, 2007	/s/ Amy Vidrine Samson
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