Form 10-Q
period 2007-09-30
CROWN CRAFTS INC
filed 2007-11-14
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer☐     Accelerated filer☐      Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of shares of common stock, $0.01 par value, of the registrant outstanding as of September 30, 2007 was 9,936,420.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and April 1, 2007
(UNAUDITED)
(amounts in thousands, except share and per share amounts)

	September 30, 2007	April 1, 2007
ASSETS
Current assets:
Cash and cash equivalents	$485	$33

Accounts receivable (net of allowances of $1,335 at September 30, 2007 and $989 at April 1, 2007):
Due from factor	9,947	11,764
Other	2,040	1,121
Inventories, net	9,991	7,145
Prepaid expenses	997	1,313
Assets held for sale	663	—
Deferred income taxes	1,621	2,408

Total current assets	25,744	23,784
Property, plant and equipment — at cost:
Land, buildings and improvements	200	1,322
Machinery and equipment	2,299	2,502
Furniture and fixtures	746	654

	3,245	4,478
Less accumulated depreciation	2,568	3,037

Property, plant and equipment — net	677	1,441
Other assets:
Goodwill, net	22,884	22,884
Other	759	807

Total other assets	23,643	23,691

Total Assets	$50,064	$48,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,814	$3,552
Accrued wages and benefits	894	1,300
Accrued royalties	1,138	671
Other accrued liabilities	57	73
Current maturities of long-term debt	12	19

Total current liabilities	7,915	5,615
Non-current liabilities:
Long-term debt	3,146	5,780
Deferred income taxes	698	698

Total non-current liabilities	3,844	6,478

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock — $0.01 par value; Authorized - 74,000,000: Issued - 10,021,275 at September 30, 2007 and 10,003,692 at April 1, 2007	100	100
Additional paid-in capital	38,909	38,619
Treasury stock — at cost - 84,855 shares at September 30, 2007	(335)	—
Accumulated deficit	(369)	(1,896)

Total shareholders’ equity	38,305	36,823

Total Liabilities and Shareholders’ Equity	$50,064	$48,916

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six-Month Periods Ended September 30, 2007 and October 1, 2006
(UNAUDITED)
(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Net sales	$17,111	$20,919	$32,471	$36,673
Cost of products sold	13,148	15,241	24,202	26,527

Gross profit	3,963	5,678	8,269	10,146
Marketing and administrative expenses	2,972	2,483	5,376	4,651

Income from operations	991	3,195	2,893	5,495
Other income (expense):
Interest expense	(119)	(286)	(231)	(1,010)
Gain on debt refinancing	—	4,069	—	4,069
Other — net	11	20	(24)	160

Income before income taxes	883	6,998	2,638	8,714
Income tax expense	337	1,641	1,013	2,307

Income from continuing operations after income taxes	546	5,357	1,625	6,407
Loss from discontinued operations — net of income taxes	(5)	(4)	(98)	(143)

Net income	$541	$5,353	$1,527	$6,264

Weighted average shares outstanding — basic	9,990	9,690	9,997	9,598

Weighted average shares outstanding — diluted	10,285	9,990	10,295	9,821

Basic earnings per share:
Income from continuing operations	$0.05	$0.55	$0.16	$0.66
Loss from discontinued operations	—	—	(0.01)	(0.01)

Income per share	$0.05	$0.55	$0.15	$0.65

Diluted earnings per share:
Income from continuing operations	$0.05	$0.54	$0.16	$0.65
Loss from discontinued operations	—	—	(0.01)	(0.01)

Income per share	$0.05	$0.54	$0.15	$0.64

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended September 30, 2007 and October 1, 2006
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	September 30,	October 1,
	2007	2006
Operating activities:

Net income	$1,527	$6,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	171	231
Goodwill write-off	—	90
Amortization of intangibles	37	1
Deferred income taxes	787	1,688
Loss (gain) on sale of property, plant and equipment	8	(11)
Discount accretion	112	242
Gain on debt refinancing	—	(4,069)
Stock-based compensation	277	47
Changes in assets and liabilities:
Accounts receivable	898	(691)
Inventories, net	(2,846)	(2,304)
Prepaid expenses	316	186
Other assets	11	(106)
Accounts payable	2,262	3,136
Accrued liabilities	45	1,142

Net cash provided by operating activities	3,605	5,846

Investing activities:
Capital expenditures	(92)	(117)
Proceeds from disposition of assets	14	11

Net cash used in investing activities	(78)	(106)

Financing activities:
Retirement of debt	—	(17,077)
Payments on long-term debt	(11)	(19)
(Repayments) proceeds under line of credit, net	(2,742)	7,647
Debt issuance costs	—	(69)
Purchase of treasury stock	(335)	—
Issuance of common stock	13	30

Net cash used in financing activities	(3,075)	(9,488)

Net increase (decrease) in cash and cash equivalents	452	(3,748)
Cash and cash equivalents at beginning of period	33	3,790

Cash and cash equivalents at end of period	$485	$42

Supplemental cash flow information:

Income taxes paid	$382	$136
Interest paid	123	624
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006
1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. (the “Company”) as of September 30, 2007 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals. Operating results for the three and six-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 30, 2008. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended April 1, 2007.

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

The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.4 million at September 30, 2007 and April 1, 2007. On April 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Asset. As a result, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. The Company has performed a transitional fair value based impairment test on its goodwill in accordance with SFAS No. 142. With the exception of goodwill related to Churchill Weavers, Inc. (“Churchill”), the Company determined that the fair value exceeded the recorded value at April 3, 2006 and April 2, 2007. Churchill’s goodwill of $90,000 was written off in June 2006 due to an impairment indicator, the decline in sales volume and decline in profitability in recent years. Churchill has ceased operations and the remaining assets are held for sale (see Note 6 to the Company’s consolidated financial statements).

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses included in cost of sales amounted to $1.8 million and $2.3 million in the six-month periods ended September 30, 2007 and October 1, 2006, respectively.

Recently Issued Accounting Standards: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On April 2, 2007, the Company adopted the provisions of FIN No. 48. Based on our recent evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Our evaluation was performed for the tax years ended March 28, 2004, April 3, 2005, April 2, 2006 and April 1, 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007. The Company’s policy is to accrue interest expense and penalties as appropriate on its estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated financial statements.

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

The Company recorded $152,000 and $277,000 of stock-based compensation during the three and six-month periods ended September 30, 2007, which affected basic and diluted earnings per share by $0.02 and $0.03, respectively. No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2007.

Stock Options: The following table represents stock option activity for fiscal year 2008:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding
Outstanding at April 1, 2007	$1.68	593,346
Granted	4.08	112,000
Exercised	0.72	17,583
Forfeited	0.76	17,766

Outstanding, September 30, 2007	$2.13	669,997

Exercisable, September 30, 2007	$1.41	449,667

During the quarter ended September 30, 2007, the Company granted 112,000 non-qualified options at the market price at the date of grant, which options vest over a two-year period, assuming continued service. The following weighted-average assumptions were used for grants issued during the quarter ended September 30, 2007.

	Options	Options
	Issued to	Issued to
	Employees	Directors
Options Issued	100,000	12,000
Dividend Yield	—	—
Expected Volatility	65.00%	65.00%
Risk free interest rate	4.51%	4.42%
Expected life, years	5.75	3.25
Forfeiture rate	5.00%	5.00%

For the three and six-month periods ended September 30, 2007, the Company recognized the following compensation expense associated with stock option grants:

	3-month period			6-month period
	Cost of	Selling &		Cost of	Selling &
	Products	Marketing	Total	Products	Marketing	Total
	Sold	Expense	Expense	Sold	Expense	Expense
			(in thousands)
Option grants in fiscal year 2007	15	46	61	26	85	111
Option grants in fiscal year 2008	5	12	17	5	12	17
Unvested options at April 2, 2007	—	—	—	—	1	1

	20	58	78	31	98	129

Non-vested Stock: The fair value of non-vested stock is determined based on the number of shares granted and the quoted closing price of the Company’s common stock on the date of grant. All non-vested stock awards issued under the 2006 Plan vest based upon continued service.

During the quarter ended October 1, 2006, the Company granted 375,000 shares of non-vested stock with a weighted-average grant date fair value of $3.15. These shares have four-year cliff vesting. The Company recognized $74,000 and $148,000 of compensation expense in the three and six-month periods ended September 30, 2007, respectively, that was included in marketing and administrative expenses in the accompanying consolidated statements of income. The deferred amount is being amortized by monthly charges to earnings over the four-year vesting period.

As of September 30, 2007, the amount of unrecognized non-vested stock compensation costs amounted to $861,000. The amount of unrecognized non-vested stock compensation will be affected by any future non-vested stock grants and by the separation from the Company of any employee who has received non-vested stock grants that are unvested as of such employee’s separation date.
3.	Inventory: Major classes of inventory were as follows (in thousands):

	September 30, 2007	April 1, 2007
Raw Materials	$20	$15
Work in Process	—	12
Finished Goods	9,971	7,118

	$9,991	$7,145

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.8 million at September 30, 2007 and $0.3 million at April 1, 2007. The increase in the reserve is due primarily to a $0.3 million reserve associated with the planned destruction of certain vinyl bibs in stock at September 30, 2007.
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

Notes Payable and Other Credit Facilities: At September 30, 2007 and April 1, 2007, long-term debt consisted of:

	September 30,	April 1,
	2007	2007
Revolving credit facility	$—	$2,742
Non-interest bearing notes	4,000	4,000
Capital leases	12	23
Original issue discount	(854)	(966)

	3,158	5,799
Less current maturities	12	19

	$3,146	$5,780

The Company’s credit facilities at September 30, 2007 include the following:

Revolving Credit of up to $22 million, including a $1.5 million sub-limit for letters of credit. The interest rate is prime minus 1.00% (6.75% at September 30, 2007) for base rate borrowings or LIBOR plus 2.25% (7.37% at September 30, 2007). The maturity date is July 11, 2009. The facility is secured by a first lien on all assets. There was no balance outstanding at September 30, 2007. Based on eligible accounts receivable and inventory balances as of September 30, 2007, the Company had $15.1 million available under the revolving credit facility. As of September 30, 2007, letters of credit of $550,000 were outstanding against the $1.5 million sub-limit for letters of credit.

The financing agreement for the $22 million revolving credit facility contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of September 30, 2007.

On November 5, 2007, the Company amended its credit facility to increase the maximum principal amount of its revolving line of credit from $22 million to $26 million, to extend the term of the revolving line of credit one year to July 11, 2010 and to provide for a $5 million term loan (see Note 8). The interest rate on the term loan is prime plus 0.5%, and payments are due in 24 equal monthly installments. The maturity date is November 5, 2009.

Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $0.9 million is included in the consolidated balance sheet as of September 30, 2007.

Minimum annual maturities are as follows (in thousands):

Fiscal	Sub Notes	Other	Total
2008	—	$8	$8
2009	—	4	4
2010	—	—	—
2011	$2,000	—	2,000
2012	2,000	—	2,000

Total	$4,000	$12	$4,012

5. Acquisitions: On December 29, 2006, the Company, through its wholly-owned subsidiary Crown Crafts Infant Products, Inc. (“CCIP”), acquired substantially all of the assets of Kimberly Grant, Inc., a designer of various infant and toddler products. The following table summarizes the allocation of the $550,000 paid at closing and the $50,000 paid upon renewal of the acquired “Kimberly Grant” trademark based upon fair values of the assets acquired assumed at the date of the acquisition. The fair values of certain intangibles were based upon a third-party valuation of such assets.

The table below represents estimated amortization expense for the following periods:

				Aggregate
	Gross	Estimated		Amortization
	Carrying	Useful	Accumulated	Expense in
	Amount	Life	Amortization	FY 2008
Tradename	$466,387	15 years	$23,326	$15,546
Existing Designs	35,924	1 year	17,960	17,960
Non-compete	97,689	15 years	4,836	3,258

	$600,000		$46,122	$36,764

6.	Discontinued Operations: On February 2, 2007, the Company announced that it would liquidate Churchill. Goodwill of $90,000 associated with the acquisition of Churchill was written-off in June 2006. In anticipation of the liquidation of Churchill, the Company recorded valuation allowances approximating $550,000 in the quarter ended December 31, 2006 to reflect the expected net realizable value of Churchill’s receivables, inventories and prepaid expenses. In the fourth quarter of fiscal year 2007, the Company sold the Churchill Weavers name, together with Churchill’s other intellectual property, domain name and website, yarn inventory, looms and other weaving, sewing and laundry equipment for $275,000. The Company also sold in the fourth quarter of fiscal year 2007 a small portion of the Churchill property in Berea, Kentucky, and Churchill’s archives and certain antiquities for $110,000. During the first quarter of fiscal year 2008, Churchill’s operations ceased and all employees were terminated.

The Company is actively marketing Churchill’s land and building for sale. The property has been appraised at greater than net book value. In accordance with accounting guidelines, in the second quarter of fiscal year 2008, the property is classified as assets held for sale in the consolidated balance sheet and the operations of Churchill are classified as discontinued operations in the consolidated statement of income. These classifications were not used prior to the end of fiscal year 2007 because Churchill’s operations were continuing at that time.
7.	Treasury Stock: In June 2007, the Company created a capital committee of the board of directors that is authorized to spend up to $6 million in the aggregate to repurchase from stockholders shares of the Company’s Series A common stock from July 1, 2007 through July 1, 2008. During the three and six-month periods ended September 30, 2007, the Company repurchased 84,855 shares of common stock for approximately $335,000.
8.	Subsequent Event: On November 5, 2007 (the “Closing Date”), CCIP, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Springs Global US, Inc. (“Springs”) pursuant to which CCIP purchased certain assets from, and assumed certain liabilities of, Springs with respect to Springs’ infant and toddler product line. On the Closing Date, CCIP paid Springs approximately $12.4 million for such assets, which included inventory, intellectual property and certain related assets as specified in the Purchase Agreement. The final purchase price is subject to adjustment pending the completion by the parties of a final inventory valuation as of the Closing Date.

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
RESULTS OF OPERATIONS
The following table contains results of operations data for the three and six-month periods ended September 30, 2007 and October 1, 2006 and the dollar and percentage variances among those periods.

	Three-month period ended				Six-month period ended
	September 30,	October 1,		%	September 30,	October 1,		%
	2007	2006	$ change	change	2007	2006	$ change	change
		Dollars in thousands				Dollars in thousands
Net Sales by Category
Bedding, Blankets and Accessories	$12,425	$15,150	$(2,725)	-18.0%	$23,831	$26,056	$(2,225)	-8.5%
Bibs and Bath	4,686	5,769	(1,083)	-18.8%	8,640	10,617	(1,977)	-18.6%
Total Net Sales	17,111	20,919	(3,808)	-18.2%	32,471	36,673	(4,202)	-11.5%
Cost of Products Sold	13,148	15,241	(2,093)	-13.7%	24,202	26,527	(2,325)	-8.8%
Gross Profit	3,963	5,678	(1,715)	-30.2%	8,269	10,146	(1,877)	-18.5%
% of Net Sales	23.2%	27.1%			25.5%	27.7%
Marketing and Administrative Expenses	2,972	2,483	489	19.7%	5,376	4,651	725	15.6%
% of Net Sales	17.4%	11.9%			16.6%	12.7%
Interest Expense	119	286	(167)	-58.4%	231	1,010	(779)	-77.1%
Gain on Debt Refinancing	—	(4,069)	4,069	100.0%	—	(4,069)	4,069	100.0%
Other Expense (Income)	(11)	(20)	9	45.0%	24	(160)	184	115.0%
Income Tax Expense	337	1,641	(1,304)	-79.5%	1,013	2,307	(1,294)	-56.1%
Income from continuing operations after taxes	546	5,357	(4,811)	-89.8%	1,625	6,407	(4,782)	-74.6%
Discontinued Operations — net of taxes	(5)	(4)	(1)	-25.0%	(98)	(143)	45	31.5%
Net Income	541	5,353	(4,812)	-89.9%	1,527	6,264	(4,737)	-75.6%
% of Net Sales	3.2%	25.6%			4.7%	17.1%

Net Sales: Sales of bedding, blankets and accessories decreased for the three-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. Sales decreased by $2.5 million due to programs that were discontinued in the latter part of fiscal year 2007 and the first six months of fiscal year 2008. In addition, there was a net decrease in shipments of replenishment orders of $1.3 million, a decrease of $0.9 million related to promotions that were not repeated in the current year and a decrease of $0.4 million related to a shift of business from the second quarter to the third quarter. This decrease was offset by an increase of $2.4 million due to sales of new designs and programs. Some of these designs and programs began shipping in the latter part of fiscal year 2007, while others began shipping during the first six months of fiscal year 2008.
Sales of bedding, blankets and accessories decreased for the six-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. Sales decreased by $5.3 million due to programs that were discontinued in the latter part of fiscal year 2007 and the first six months of fiscal year 2008. In addition, there was a net decrease in shipments of replenishment orders of $1.3 million and a decrease of $0.6 million related to a shift of business from the second quarter to the third quarter. This decrease was offset by an increase of $5.0 million due to sales of new designs and programs. Some of these designs and programs began shipping in the latter part of fiscal year 2007, while others began shipping during the first six months of fiscal year 2008.
Bib and bath sales decreased for the three-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. Sales decreased $1.4 million due to programs that were discontinued and $0.4 million in shipments of replenishment orders related to the temporary discontinuance of sales of vinyl bibs by Toys “R” Us and Babies “R” Us. Offsetting these decreases was an increase of $0.7 million related to sales of new designs.
Bib and bath sales decreased for the six-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. Sales decreased $2.9 million due to programs that were discontinued and $0.4 million due to promotions in the prior year that were not repeated in the current year. Also, there was a net decrease of $0.4 million in shipments of replenishment orders related to the temporary discontinuance of sales of vinyl bibs. Offsetting these decreases were increases of $1.5 million related to sales of new designs and $0.2 million of shipments of replenishment orders.
Gross Profit: Gross profit decreased in both amount and as a percentage of net sales for the three and six-month periods of fiscal year 2008 as compared to the same period in fiscal year 2007. The decrease is a direct result of the decrease in net sales. Also, the Company recorded a $215,000 charge related to vinyl bibs in the second quarter of fiscal year 2008. Additionally, although both the current and prior year six-month periods were favorably impacted by an over-absorption of overhead related to the increase in inventory, the current year over-absorption decreased as compared to the prior year. The over-absorption caused gross margin to increase by $298,000 and $543,000 in the six-month periods of fiscal year 2008 and 2007, respectively. For the three-month periods, the current year gross margin was negatively impacted by an over-absorption reversal of $130,000 as compared to a prior year favorable impact of $130,000. Consistent with the prior year, the current year over-absorption should reverse over the remaining quarters of fiscal year 2008.
Marketing and Administrative Expenses: Marketing and administrative expenses for the three and six-month periods of fiscal year 2008 increased in both dollars and as a percentage of net sales as compared to the same period of fiscal year 2007. As discussed in Note 2 to the Company’s consolidated financial statements, the Company recorded $132,000 and $246,000 of stock-based compensation during the three and six-month periods ended September 30, 2007, respectively, as compared to $42,000 for both the three and six-month period in the prior year. Also, the Company incurred costs of $463,000 and $478,000 during the three and six-month period, respectively, associated with the Company’s proxy contest. The remaining increase as a percentage of net sales is a direct result of the changes in net sales for the comparative periods.
Interest Expense: The decrease in interest expense for the first three-month period of fiscal year 2008 as compared to fiscal year 2007 is due to a lower average debt balance and lower interest rates primarily as a result of the Company’s debt refinancing on July 11, 2006. The Company had $3.2 million in total debt at September 30, 2007, compared to $10.6 million at October 1, 2006.
Other Income – Net: Other income in fiscal year 2007 is composed primarily of interest income received on the Company’s overnight investment sweep through July 11, 2006. The Company had $7.8 million cash on July 11, 2006, $7.4 million of which was used to reduce debt in connection with the July 11, 2006 debt refinancing.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $3.6 million for the first six months of fiscal year 2008 compared to net cash provided by operating activities of $5.8 million for the first six months of fiscal year 2007. The decrease in cash provided by operating activities is primarily due to a decrease in net income as a result of the gain on debt refinancing recorded in the prior year and a change in accounts receivable, offset by changes in accounts payable, accrued liabilities, deferred income taxes and inventory. Net cash used in investing activities was $78,000 in the first six months of fiscal year 2008 and $106,000 in the prior year period. Net cash used in financing activities was $3.1 million compared to net cash used in financing activities of $9.5 million in the prior year period. During the first quarter of fiscal year 2007, the Company had a cash balance of $7.6 million and was not required to make payments on its credit facilities. In July 2006, the Company refinanced its credit facilities using cash of $7.4 million to reduce debt. Cash used in the current year period was to pay down the line of credit obtained as a result of the refinancing.
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
To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor establishes customer credit lines and accounts for and collects receivable balances. Under the terms of the factoring agreement, which expires in July, 2009, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 6.75% at September 30, 2007, until payment is received. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor at any time may terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company may either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which there was no balance outstanding at September 30, 2007 and $7.6 million outstanding at October 1, 2006. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 80% of gross sales, and 37% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

ITEM 4 – CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act.  Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.   During the quarter ended September 30, 2007, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of the Company was held on August 14, 2007 at the Company’s corporate headquarters in Gonzales, Louisiana. The proposals set forth below were voted on at the meeting with the following results:
1.	Election of three members to the board of directors to hold office for a three-year term. The results were as follows:

Director Nominee	For	Authority Withheld
E. Randall Chestnut	8,244,338	32,968
William T. Deyo, Jr.	4,154,476	32,901
Steven E. Fox	4,050,499	41,219
Nelson Obus	4,015,909	174,121
Frederick G. Wasserman	4,089,852	4,519
The Company’s Class II directors, Sidney Kirschner and Zenon S. Nie, and Class III directors, Donald Ratajczak and James A. Verbrugge, currently serve until the annual meetings of stockholders to be held in 2009 and 2008, respectively.

2.	Transaction of such other business as may properly come before the annual meeting or any adjournments or postponements thereof. The results were as follows:

For	3,654,500
Against	452,134
Abstain	36,021
Each of the foregoing proposals was set forth and described in the Notice of Annual Meeting and Proxy Statement of the Company dated July 10, 2007.
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

CROWN CRAFTS, INC.
Date: November 14, 2007	/s/ Amy Vidrine Samson
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