Form 10-Q
period 2007-12-30
CROWN CRAFTS INC
filed 2008-02-13
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of February 7, 2008 was 9,736,248.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 30, 2007 and April 1, 2007

	December 30, 2007	April 1, 2007
	(Unaudited)
	(Amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1	$33
Accounts receivable (net of allowances of $1,261 at December 30, 2007 and $989 at April 1, 2007):
Due from factor	11,490	11,764
Other	3,348	1,121
Inventories, net	16,473	7,145
Prepaid expenses	2,036	1,313
Assets held for sale	663	—
Deferred income taxes	1,017	2,408

Total current assets	35,028	23,784
Property, plant and equipment — at cost:
Land, buildings and improvements	203	1,322
Machinery and equipment	2,344	2,502
Furniture and fixtures	748	654

	3,295	4,478
Less accumulated depreciation	2,644	3,037

Property, plant and equipment — net	651	1,441
Other assets:
Goodwill, net	22,884	22,884
Intangible assets, net	7,712	617
Other	181	190

Total other assets	30,777	23,691

Total Assets	$66,456	$48,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,520	$3,552
Accrued wages and benefits	1,175	1,300
Accrued royalties	1,442	671
Other accrued liabilities	108	73
Current maturities of long-term debt	2,508	19

Total current liabilities	13,753	5,615
Non-current liabilities:
Long-term debt	12,813	5,780
Deferred income taxes	698	698

Total non-current liabilities	13,511	6,478
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,039,942 shares at December 30, 2007 and 10,003,692 shares at April 1, 2007	100	100
Additional paid-in capital	39,091	38,619
Treasury stock — at cost; 225,208 shares at December 30, 2007	(854)	—
Accumulated earnings (deficit)	855	(1,896)

Total shareholders’ equity	39,192	36,823

Total Liabilities and Shareholders’ Equity	$66,456	$48,916

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine-Month Periods Ended December 30, 2007 and December 31, 2006

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
	(Unaudited)
	(Amounts in thousands, except per share amounts)

Net sales	$18,431	$15,368	$50,902	$52,041
Cost of products sold	13,853	11,504	38,055	38,031

Gross profit	4,578	3,864	12,847	14,010
Marketing and administrative expenses	2,584	2,236	7,960	6,887

Income from operations	1,994	1,628	4,887	7,123
Other income (expense):
Interest expense	(244)	(195)	(475)	(1,204)
Gain on debt refinancing	—	—	—	4,069
Other — net	178	2	154	162

Income before income taxes	1,928	1,435	4,566	10,150
Income tax expense	692	451	1,705	2,758

Income from continuing operations after income taxes	1,236	984	2,861	7,392
Loss from discontinued operations, net of income taxes	(12)	(370)	(110)	(513)

Net income	$1,224	$614	$2,751	$6,879

Weighted average shares outstanding — basic	9,903	9,953	9,966	9,716

Weighted average shares outstanding — diluted	10,176	10,269	10,248	9,973

Basic earnings (loss) per share:
Income from continuing operations	$0.12	$0.10	$0.29	$0.76
Loss from discontinued operations	(0.00)	(0.04)	(0.01)	(0.05)

Total basic earnings per share	$0.12	$0.06	$0.28	$0.71

Diluted earnings (loss) per share:
Income from continuing operations	$0.12	$0.10	$0.28	$0.74
Loss from discontinued operations	(0.00)	(0.04)	(0.01)	(0.05)

Total diluted earnings per share	$0.12	$0.06	$0.27	$0.69

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended December 30, 2007 and December 31, 2006

	Nine Months Ended
	December 30,	December 31,
	2007	2006
	(Unaudited)
	(Amounts in thousands)

Operating activities:
Net income	$2,751	$6,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	259	342
Goodwill write-off	—	90
Amortization of intangibles	340	7
Deferred income taxes	1,390	1,895
Loss (gain) on sale of property, plant and equipment	6	(11)
Discount accretion	169	295
Gain on debt refinancing	—	(4,069)
Stock-based compensation	432	171
Changes in assets and liabilities:
Accounts receivable	(2,098)	3,688
Inventories, net	(5,246)	(1,880)
Prepaid expenses	(724)	(204)
Other assets	9	(108)
Accounts payable	4,968	2,694
Accrued liabilities	680	800

Net cash provided by operating activities	2,936	10,589

Investing activities:
Capital expenditures	(156)	(161)
Acquisition costs to purchase Kimberly Grant brand	—	(550)
Acquisition costs to purchase Baby Products Line from Springs Global	(356)	—
Proceeds from disposition of assets	19	11

Net cash used in investing activities	(493)	(700)

Financing activities:
Retirement of debt	—	(17,077)
Payments on long-term debt	(223)	(27)
(Repayments) proceeds under revolving line of credit, net	(1,438)	3,468
Debt issuance costs	—	(70)
Purchase of treasury stock	(854)	—
Issuance of common stock	40	46

Net cash used in financing activities	(2,475)	(13,660)

Net decrease in cash and cash equivalents	(32)	(3,771)
Cash and cash equivalents at beginning of period	33	3,790

Cash and cash equivalents at end of period	$1	$19

Supplemental cash flow information:
Income taxes paid	$984	$294
Interest paid	228	765
Noncash investing and financing activity:
Debt issued to purchase Baby Products Line from Springs Global:
Funded through the revolving line of credit	$6,014	—
Funded through long-term debt	5,000	—

Total debt issued to purchase Baby Products Line from Springs Global	$11,014	$—

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE-MONTH PERIODS ENDED
DECEMBER 30, 2007 AND DECEMBER 31, 2006

1. Basis of Presentation:  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) as of December 30, 2007 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals. Operating results for the three and nine-month periods ended December 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 30, 2008. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended April 1, 2007.

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

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company has a certain amount of discontinued and irregular raw materials and finished goods which necessitate the establishment of inventory reserves which are highly subjective. Actual results could differ from those estimates.

Segment and Related Information:  The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, infant bibs and related soft goods.

Impairment of Long-lived Assets, Identifiable Intangibles and Goodwill:  The Company reviews for impairment long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of, if any, are recorded at the lower of net book value or fair market value, less cost to sell at the date management commits to a plan of disposal, and are classified as assets held for sale on the consolidated balance sheet.

The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.4 million at December 30, 2007 and April 1, 2007. On April 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. The Company has performed a transitional fair value based impairment test on its goodwill in accordance with SFAS No. 142. With the exception of goodwill related to Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company, the Company has determined that the fair value exceeded the recorded value at April 3, 2006 and April 2, 2007. Churchill’s goodwill of $90,000 was written off in June 2006 due to an impairment indicator, specifically the decline in sales volume and profitability in

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recent years. Churchill has since ceased operations, and its remaining assets are held for sale (see Note 6 to the Company’s consolidated financial statements).

Provision for Income Taxes:  The provision for income taxes includes all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.

Allowances Against Accounts Receivable:  The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as advertising and warehouse allowances and volume rebates. These deductions are recorded throughout the year commensurate with sales activity. Funding of the majority of the Company’s allowances occurs on a per-invoice basis.

The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed-upon advertising support, markdowns and warehouse and other allowances. Consistent with the guidance provided in Emerging Issues Task Force 01-9, all such allowances are recorded as direct offsets to sales, and such costs are accrued commensurate with sales activities. When a customer requests deductions, the allowances are reduced to reflect such payments.

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

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates, adjusted for current sales trends by customers. Total royalty expenses included in cost of sales amounted to $3.2 million in each of the nine-month periods ended December 30, 2007 and December 31, 2006.

Recently Issued Accounting Standards:  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On April 2, 2007, the Company adopted the provisions of FIN 48. Based on our recent evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Our evaluation was performed for the years ended April 3, 2005, April 2, 2006 and April 1, 2007, the years which remain subject to examination by major tax jurisdictions as of December 30, 2007. The Company’s policy is to accrue interest expense and penalties as appropriate on its estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for a reporting entity to measure fair value in generally accepted accounting principles, and expands disclosure requirements related to fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. Earlier application is encouraged; provided, however, that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that its adoption will have on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies an option to report selected financial assets and liabilities at fair

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 159 and has not determined yet the impact that its adoption will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

2. Share-Based Compensation:  The Company has two incentive stock plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2006 Omnibus Incentive Plan (“2006 Plan”). The Company granted non-qualified stock options to employees and non-employee directors from the 1995 Plan through the fiscal year ended April 2, 2006. In conjunction with the approval of the 2006 Plan by the Company’s stockholders at its Annual Meeting in August 2006, options may no longer be issued from the 1995 Plan.

The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these persons to achieve performance objectives related to the Company’s overall goal of increasing stockholder value. The principal reason for adopting the 2006 Plan is to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees. Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan. The 2006 Plan is administered by the compensation committee of the board of directors, which selects eligible employees and non-employee directors to participate in the 2006 Plan and determines the type, amount and duration of individual awards.

On April 3, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. This statement requires the expensing of stock options and other share-based compensation and supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related implementation guidance that had previously allowed companies to choose between expensing stock options or providing pro forma disclosure only. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and instead requires that such transactions be accounted for using a fair-value-based method. In addition, the SEC issued Staff Accounting Bulletin 107 in April 2005, which provides supplemental implementation guidance for SFAS No. 123(R).

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock options under SFAS No. 123(R), consistent with the method previously used for pro forma disclosures under SFAS No. 123. The Company elected to use the modified prospective transition method permitted by SFAS No. 123(R). Under the modified prospective transition method, SFAS No. 123(R) applies to stock options granted on or after April 3, 2006 as well as the unvested portion of stock options that were outstanding as of April 2, 2006, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation expense recognized during the fiscal year ended April 1, 2007 included compensation for all stock options granted prior to, but not yet vested as of, April 2, 2006 in accordance with the original provisions of SFAS No. 123. Prior periods were not restated to reflect the impact of adopting SFAS No. 123(R).

The Company recorded $155,000 and $432,000 of share-based compensation during the three and nine-month periods ended December 30, 2007, which affected basic and diluted earnings per share by $0.02 and $0.04,

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. No share-based compensation costs were capitalized as part of the cost of an asset as of December 30, 2007.

Stock Options:  The following table represents stock option activity for fiscal year 2008:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding

Outstanding at April 1, 2007	$1.68	593,346
Granted	4.08	112,000
Exercised	1.11	36,250
Forfeited	0.76	17,766

Outstanding at December 30, 2007	$2.15	651,330

Exercisable at December 30, 2007	$1.41	431,000

During the quarter ended September 30, 2007, the Company granted 112,000 non-qualified stock options at the market price at the date of grant, which options vest over a two-year period, assuming continued service. The following weighted-average assumptions were used for the stock options granted during the quarter ended September 30, 2007. No options were granted during the quarter ended December 30, 2007.

	Options	Options
	Issued to	Issued to
	Employees	Directors

Options Issued	100,000	12,000
Dividend Yield	—	—
Expected Volatility	65.00%	65.00%
Risk-free interest rate	4.51%	4.42%
Expected life in years	5.75	3.25
Forfeiture rate	5.00%	5.00%

For the three and nine-month periods ended December 30, 2007, the Company recognized compensation expense associated with stock options as follows (in thousands):

	3-Month Period			9-Month Period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
	Sold	Expense	Expense	Sold	Expense	Expense

Options granted in fiscal year 2007	$12	$36	$48	$38	$121	$159
Options granted in fiscal year 2008	9	24	33	14	36	50
Unvested options at April 2, 2007	—	1	1	—	2	2

Total stock option compensation	$21	$61	$82	$52	$159	$211

Non-vested Stock:  The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the quoted closing price of the Company’s common stock on the date of grant. All non-vested stock granted under the 2006 Plan vests based upon continued service.

During the quarter ended October 1, 2006, the Company granted 375,000 shares of non-vested stock with a fair value of $3.15 as of the date of the stock grants. These shares have four-year cliff vesting. The Company recognized $73,000 and $221,000 of compensation expense related to these non-vested stock grants in the three and nine-month

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods ended December 30, 2007, respectively, which was included in marketing and administrative expenses in the accompanying consolidated statements of income. The deferred amount of these non-vested stock grants is being amortized by monthly charges to earnings over the remaining portion of the vesting period.

At December 30, 2007, the amount of unrecognized compensation expense related to these stock grants amounted to $788,000. The amount of compensation expense related to non-vested stock grants to be recognized in future periods will be affected by any future non-vested stock grants and by the separation from the Company of any employee who has received non-vested stock grants that are unvested as of such employee’s separation date.

3. Inventory:  Major classes of inventory were as follows (in thousands):

	December 30,	April 1,
	2007	2007

Raw Materials	$27	$15
Work in Process	—	12
Finished Goods	16,446	7,118

Total inventory	$16,473	$7,145

Inventory is recorded net of reserves for inventories classified as irregular or discontinued of $270,000 at December 30, 2007 and $344,000 at April 1, 2007.

4.	Financing Arrangements

Factoring Agreement:  The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts.

Long-term debt:  At December 30, 2007 and April 1, 2007, long-term debt consisted of:

	December 30,	April 1,
	2007	2007

Revolving line of credit	$7,318	$2,742
Term loan	4,792	—
Non-interest bearing notes	4,000	4,000
Original issue discount	(797)	(966)
Capital leases	8	23

	15,321	5,799
Less current maturities	2,508	19

	$12,813	$5,780

The Company’s long-term debt at December 30, 2007 includes the following:

Revolving Line of Credit of up to $26 million, including a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 1.00% (6.25% at December 30, 2007) for base rate borrowings or LIBOR plus 2.25% (7.49% at December 30, 2007), maturing on July 11, 2010 and secured by a first lien on all assets of the Company. There was a balance of $7,318,000 on the revolving line of credit at December 30, 2007, and the Company had $10.2 million available under the revolving line of credit based on eligible accounts receivable and inventory balances as of December 30, 2007. As of December 30, 2007, letters of credit of $550,000 were outstanding against the $1.5 million sub-limit for letters of credit.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financing agreement for the $26 million revolving line of credit contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of December 30, 2007.

Term Loan of an original amount of $5 million, with an interest rate of prime plus 0.5% (7.75% at December 30, 2007) and requiring equal monthly installments of principal until final maturity on November 1, 2009.

Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $797,000 is included in the consolidated balance sheet as of December 30, 2007.

Minimum annual maturities of long-term debt are as follows (in thousands):

Fiscal	Revolver	Term Loan	Sub Notes	Other	Total

2008	—	$625	—	$4	$629
2009	—	2,500	—	4	2,504
2010	—	1,667	—	—	1,667
2011	$7,318	—	$2,000	—	9,318
2012	—	—	2,000	—	2,000

Total	$7,318	$4,792	$4,000	$8	$16,118

5.	Acquisitions

Kimberly Grant:  On December 29, 2006, Crown Crafts Infant Products, Inc. (“CCIP”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Kimberly Grant, Inc., a designer of various infant and toddler products. The purchase price consisted of $550,000 paid at closing and $50,000 paid upon renewal of the acquired “Kimberly Grant” trademark.

The assets acquired were limited to certain intangible assets, the fair values of which were determined by the Company with the assistance of an independent third party. The Company’s resulting allocation of the purchase price, the estimated useful life of the assets acquired, the accumulated amortization and the amortization expense as of and for the nine-month period ended December 30, 2007 is as follows:

				Aggregate
	Gross	Estimated		Amortization
	Carrying	Useful	Accumulated	Expense in
	Amount	Life	Amortization	FY 2008

Tradename	$466,387	15 years	$31,099	$23,319
Existing designs	35,924	1 year	26,942	26,942
Non-compete	97,689	15 years	6,465	4,887

Totals	$600,000		$64,506	$55,148

Springs:  On November 5, 2007, CCIP acquired certain assets from, and assumed certain liabilities of, Springs Global US, Inc. (“Springs”) with respect to the baby products line of Springs. The purchase price consisted initially of $12.4 million for the inventory and certain intangible assets, which was subject to an adjustment pending the completion of a final valuation of the inventory purchased. Upon the completion of this valuation, $1.4 million was returned to the Company for a net purchase price of $11.0 million. The Company also capitalized $0.4 million of direct costs associated with this acquisition for a total capitalized acquisition cost of $11.4 million.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary fair values of the intangible assets acquired were determined by the Company with the assistance of an independent third party. The valuation is expected to be completed by the time of the filing of the Company’s annual report on form 10-K for the fiscal year ended March 30, 2008. The Company’s preliminary allocation of the intangible assets acquired, their estimated useful life, the accumulated amortization and the amortization expense as of and for the nine-month period ended December 30, 2007 is as follows:

				Aggregate
	Gross	Estimated		Amortization
	Carrying	Useful	Accumulated	Expense in
	Amount	Life	Amortization	FY 2008

Licenses & existing designs	$1,655,188	2 years	$137,936	$137,936
Licenses & future designs	1,846,822	4 years	76,972	76,972
Non-compete	114,981	4 years	4,811	4,811
Customer relationships	3,817,538	10 years	63,604	63,604

Totals	$7,434,529		$283,323	$283,323

The Springs baby products line represented less than 2% of the total revenues of Springs, and separate financial statements for the baby products line were not historically prepared. Nonetheless, in connection with the acquisition, the management of Springs has furnished to the Company unaudited, abbreviated statements of revenues and direct expenses with respect to the baby products line of Springs for the nine-month periods ended September 29, 2007 and September 30, 2006. These statements excluded charges for corporate overhead, interest expense and income taxes, but included estimates of charges for customer service, cash management, purchasing, accounting and information technology services that were directly charged to the baby products line and/or allocated to it based on a relative percentage of sales in the baby products line to the total sales of Springs. The nine-month periods covered by these statements are not coterminous with the Company’s nine-month periods ended December 30, 2007 and December 31, 2006. Additionally, such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Springs baby products line had been a separate entity, or if the business had been owned and operated by the Company. Certain of the Company’s costs incurred to operate the Springs baby product line are anticipated to be less than those incurred by Springs; however, no reliably verifiable information is available to adjust the estimated results of operations of the Springs baby products line, and no pro forma adjustments have been made to give effect to these anticipated reduced costs.
For pro forma purposes, the revenues and expenses reported by the Springs baby products line for the nine-month and three-month periods ended September 29, 2007 and September 30, 2006, (adjusted for pro rata estimates of the Company’s revenues and expenses related to these products from the acquisition date to September 29, 2007) were combined with the revenues and expenses reported by the Company for the nine-month and three-month periods ended December 30, 2007 and December 31, 2006, respectively. Additionally, the baby products line’s three-month periods ended September 29, 2007 and September 30, 2006 were derived on a pro rata basis because the Company does not have Springs Baby’s actual results of operations for those periods.
The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the nine-month and three-month periods ended December 30, 2007 and December 31, 2006, as if acquisition of the Springs baby products line had occurred on April 3, 2006. This proforma financial information includes adjustments to reflect the amortization of the intangible assets acquired and an estimate of the interest expense that would have been incurred, but is not otherwise necessarily indicative of the consolidated results of operations that would have been reported by the Company if the acquisition had occurred on April 3, 2006 (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 30, 2007 (Unaudited)	December 31, 2006 (Unaudited)	December 30, 2007 (Unaudited)	December 31, 2006 (Unaudited)

Net Sales	$20,434	$24,732	$68,929	$80,132
Total Operating Expenses	$18,587	$22,809	$65,079	$72,125
Net income	$1,118	$985	$1,971	$7,956

Earnings per share

Basic	$0.11	$0.10	$0.20	$0.82

Diluted	$0.11	$0.10	$0.19	$0.80

6. Discontinued Operations:  On February 2, 2007, the Company announced that it would liquidate Churchill. Goodwill of $90,000 associated with the acquisition of Churchill was written-off in June 2006. In anticipation of the liquidation of Churchill, the Company recorded valuation allowances of $550,000 in the quarter ended December 31, 2006 to reflect the expected net realizable value of Churchill’s receivables, inventories and prepaid expenses. In the fourth quarter of fiscal year 2007, the Company sold the Churchill Weavers name, together with Churchill’s other intellectual property, domain name and website, yarn inventory, looms and other weaving, sewing and laundry equipment for $275,000. The Company also sold in the fourth quarter of fiscal year 2007 a small portion of the Churchill property in Berea, Kentucky, and Churchill’s archives and certain antiquities for $110,000. During the first quarter of fiscal year 2008, Churchill’s operations ceased and all employees were terminated.

The Company is actively marketing Churchill’s land and building for sale. The property has been appraised at greater than net book value. In accordance with accounting guidelines, in the third quarter of fiscal year 2008, the property is classified as assets held for sale in the consolidated balance sheet, and the operations of Churchill are classified as discontinued operations in the consolidated statement of income. These classifications were not used prior to the end of fiscal year 2007 because Churchill’s operations were continuing at that time.

7. Treasury Stock:  In June 2007, the board of directors of the Company created a capital committee and authorized the committee to adopt a program that would allow the Company to spend an aggregate of up to $6 million to repurchase shares of the Company’s common stock from July 1, 2007 through July 1, 2008. Pursuant to this program, the Company repurchased 140,353 shares and 225,208 shares during the three and nine-month periods ended December 30, 2007, at a cost of $519,000 and $854,000, respectively.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates indirectly through its subsidiaries, Crown Crafts Infant Products, Inc. and Hamco, Inc., primarily in the Infant, Toddler and Juvenile Product segments within the Consumer Products industry. The Company’s offices are located in Compton, California; Gonzales, Louisiana; and Rogers, Arkansas.

The Infant, Toddler and Juvenile Product segments consist of bedding, bibs, soft goods and accessories. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others, without trademarks as unbranded merchandise and with customers’ private labels. The products are produced primarily by foreign contract manufacturers, then warehoused and shipped from facilities in Compton and Ontario, California. Sales are generally made directly to retailers, primarily mass merchants, large chain stores and specialty stores.

The infant, toddler and juvenile consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers (both branded and private label), including Kids Line, LLC, a division of Russ Berrie and Co., Inc.; Dolly Inc.; Co Ca Lo, Inc.; Carters, Inc.; Danara International, Ltd.; Luv n’ Care, Ltd.; The First Years Inc.; Triboro Quilt Manufacturing, Inc.; Gerber Childrenswear, Inc.; and Baby Boom Consumer Products, Inc., a division of The Betesh Group, on the basis of quality, design, price, brand name recognition, service and packaging. The Company’s ability to compete depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names.

RESULTS OF OPERATIONS

The following table contains results of operations data for the three and nine-month periods ended December 30, 2007 and December 31, 2006 and the dollar and percentage variances among those periods.

	Three-Month Period Ended				Nine-Month Period Ended
	December 30,	December 31,	$	%	December 30,	December 31,	$	%
	2007	2006	Change	Change	2007	2006	Change	Change
	Dollars in thousands				Dollars in thousands

Net Sales by Category
Bedding, Blankets and Accessories	$14,770	$10,633	$4,137	38.9%	$38,601	$36,688	$1,913	5.2%
Bibs and Bath	3,661	4,735	(1,074)	(22.7)%	12,301	15,353	(3,052)	(19.9)%
Total Net Sales	18,431	15,368	3,063	19.9%	50,902	52,041	(1,139)	(2.2)%
Cost of Products Sold	13,853	11,504	2,349	20.4%	38,055	38,031	24	0.1%
Gross Profit	4,578	3,864	714	18.5%	12,847	14,010	(1,163)	(8.3)%
% of Net Sales	24.8%	25.1%			25.2%	26.9%
Marketing and Administrative Expenses	2,584	2,236	348	15.6%	7,960	6,887	1,073	15.6%
% of Net Sales	14.0%	14.5%			15.6%	13.2%
Interest Expense	244	195	49	25.1%	475	1,204	(729)	(60.5)%
Gain on Debt Refinancing	—	—	—	100.0%	—	4,069	(4,069)	100.0%
Other (Expense) Income	178	2	176	8800.0%	154	162	(8)	(4.9)%
Income Tax Expense	692	451	241	53.4%	1,705	2,758	(1,052)	(38.2)%
Income from continuing operations after taxes	1,236	984	252	25.6%	2,861	7,392	(4,531)	(61.3)%
Discontinued Operations — net of taxes	(12)	(370)	358	(96.9)%	(110)	(513)	404	(78.6)%
Net Income	1,224	614	610	99.3%	2,751	6,879	(4,128)	(60.0)%
% of Net Sales	6.6%	4.0%			5.4%	13.2%

Net Sales:  Sales of bedding, blankets and accessories increased for the three-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. Sales increased by $2.9 million due to the acquisition of the baby products line of Springs on November 5, 2007, and increased by $2.5 million due to shipments of new bedding and blanket programs. These increases were offset by $1.3 million in lower replenishment orders or discontinued programs.

Sales of bedding, blankets and accessories increased for the nine-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. Sales increased by $2.9 million due to the acquisition of the baby product line of Springs on November 5, 2007, and increased by $8.3 million due to shipments of new bedding and blanket programs. These increases were offset by decreased sales of $7.5 million due to programs that were discontinued in the latter part of fiscal year 2007 and the first nine months of fiscal year 2008. In addition, there was a decrease in shipments of replenishment orders of $1.5 million and a decrease of $0.3 million due to initial shipments that occurred during the prior year that were not repeated in the current year.

Bib and bath sales decreased for the three-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. Sales decreased by $1.4 million due to programs that were discontinued or had lower replenishment orders and by $0.4 million related to the discontinuance of sales of vinyl bibs. Offsetting these decreases was an increase of $0.7 million related to sales of new designs and promotions.

Bib and bath sales decreased for the nine-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. Sales decreased by $4.1 million due to programs that were discontinued or had lower replenishment orders and by $0.2 million due to promotions in the prior year that were not repeated in the current year. Also, there was a net decrease of $0.9 million in shipments of replenishment orders related to the discontinuance of sales of vinyl bibs. Offsetting these decreases were increases of $2.1 million related to sales of new designs and increased initial shipments.

Gross Profit:  Gross profit increased in amount, but decreased as a percentage of net sales by 0.3% for the three-month period of fiscal year 2008 as compared to the same period in fiscal year 2007. The increase in gross profit dollars is due to the increased sales volume and decreased standard cost of sales offset by increased negative burden deferral, amortization and warehousing costs. Standard cost of sales, net of an increase in royalties, as a percentage of net sales improved by 2.0%. This improvement in gross profit was offset by a change in the burden deferral. For the three-month period of the fiscal year 2007, the burden deferral was a negative $48,000 while in fiscal year 2008 the burden deferral was a negative $274,000. This swing negatively impacted the current year gross profit by 1.2% as a percentage of net sales. Additionally, gross profit was lowered in the three-month period of the current year by $230,000 of amortization expense related to the Kimberly Grant and Springs baby product line acquisitions. By comparison, no acquisition costs were amortized in the three-month period of fiscal year 2007. Warehousing costs increased as compared to fiscal year 2007 by $292,000 due to the warehousing and shared services arrangement entered into in conjunction with the Springs acquisition.

Gross profit decreased in both amount and as a percentage of net sales for the nine-month period of fiscal year 2008 as compared to the same period of fiscal year 2007. For the nine-month period ended December 30, 2007, the over-absorption of overhead related to the increase in inventory was $23,000 compared to $495,000 for the nine-month period ended December 30, 2006. Additionally, gross profit was negatively impacted in the current year by a $225,000 charge related to vinyl bibs recorded in the second quarter, acquisition-related amortization expense of $252,000, and increased warehousing costs as referenced above of $292,000.

Marketing and Administrative Expenses:  Marketing and administrative expenses for the three-month period of fiscal year 2008 increased in amount but decreased as a percentage of net sales as compared to the same period of fiscal year 2007. The increased amounts were in the areas of salaries, share-based compensation, amortization, and advertising as the Company adjusted to the acquisition of the Springs baby product line. For the nine-month period, marketing and administrative expenses increased in both amount and as a percentage of net sales from fiscal year 2007 to fiscal year 2008. The Company recorded $432,000 of share-based compensation for the nine-month period ended December 30, 2007, compared to $171,000 for the nine-month period ended December 31, 2006. Also, the Company incurred costs of $476,000 during fiscal year 2008 associated with the Company’s proxy contest. Additionally, the Company experienced increased salaries and amortization as the Company integrated the Springs acquisition.

Interest Expense:  The increase in interest expense for the three-month period of fiscal year 2008 as compared to the same period in fiscal year 2007 is due to a higher revolving line of credit balance and a new term loan executed in conjunction with the acquisition of the baby product line from Springs on November 5, 2007. For the nine-month period ended December 30, 2007, interest expense decreased by $729,000 as compared to the nine-month period ended December 31, 2006 due to lower average debt balances and lower interest rates primarily as a result of the refinancing of the Company’s debt on July 11, 2006.

Other Income — Net:  Other income in the three-month period of the fiscal year 2008 consisted primarily of favorable settlements of approximately $213,000 of workers’ compensation claims related to the Company’s high-deductible plan that was terminated in 2001. Other income in fiscal year 2007 consisted mainly of interest income received on the Company’s overnight investment sweep through July 11, 2006. The Company had $7.8 million cash on July 11, 2006, $7.4 million of which was used to reduce debt in connection with the refinancing of the Company’s debt on July 11, 2006.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.9 million for the nine-month period of fiscal year 2008. The increase in cash provided by operating activities was primarily due to net income, utilization of deferred taxes, and an increase in accounts payable, offset by increases in accounts receivable and inventory. Net cash provided by operating activities for the nine-month period of fiscal year 2007 was $10.6 million. The increase in cash provided by operating activities was primarily due to net income, utilization of deferred taxes, a decrease in accounts receivable and an increase in accounts payable, offset by the gain on debt refinancing and an increase in inventory. Net cash used in investing activities was $493,000 in the nine-month period of fiscal year 2008 compared to $700,000 in the same period of fiscal year 2007. Net cash used in investing activities consisted primarily of acquisition costs related to the Springs baby products line of $356,000 in fiscal year 2008 and $550,000 related to Kimberly Grant in fiscal year 2007. Net cash used in financing activities was $2.5 million in the nine-month period of fiscal year 2008 compared to $13.7 million in the same period of fiscal year 2007. During the first quarter of fiscal year 2007, the Company had a cash balance of $7.6 million and was not required to make payments on its credit facilities. In July 2006, the Company refinanced its credit facilities using cash of $7.4 million to reduce debt. Net cash was used in financing activities in fiscal year 2008 to pay down the revolving line of credit and the term loan entered into in connection with the Springs acquisition and to repurchase outstanding shares of the Company’s common stock.

The Company’s ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations together with availability from the revolving line of credit will be adequate to meet liquidity needs.

To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreement, which expires in July, 2009, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 6.25% at December 30, 2007, until payment is received. The factor bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor may at any time terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company must either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices, changes in international trade regulations, the concentration of the Company’s customers and the Company’s reliance upon licenses. The Company’s exposure to interest rate risk relates to the Company’s floating rate debt, of which a balance of $12.1 million was outstanding at December 30, 2007 and a balance of $3.5 million was outstanding at December 31, 2006. Each 1.0 percentage point increase in the prime interest rate would decrease pre-tax earnings by $121,000 based on the debt level as of December 30, 2007. The Company’s exposure to commodity price risk primarily relates to changes in the price of cotton and oil, which are the principal raw materials used in a substantial number of the Company’s products. Also, changes in import quantity allotments can materially impact the availability of the Company’s products and the prices at which those products can be purchased by the Company for resale. Additionally, the Company’s top three customers represent 80% of gross sales, and 39% of the Company’s gross sales is of licensed products. The Company could be materially impacted by the loss of one or more of these customers or licenses.

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

During the quarter ended December 30, 2007, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchases of its outstanding common stock during the three-month period ended December 30, 2007.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of		Part of Publicly	May Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share(1)	Programs(2)	Programs(2)

October 1, 2007 through November 4, 2007	25,574	$4.02	25,574	$5,562,362
November 5, 2007 through December 2, 2007	22,086	$3.94	22,086	$5,475,242
December 3, 2007 through December 30, 2007	92,693	$3.56	92,693	$5,145,688

Total	140,353	$3.70	140,353	$5,145,688

(1)	Includes broker fees of $0.03 per share.

(2)	In June 2007, the Company’s board of directors formed a Capital Committee which is authorized to cause the Company to spend up to $6 million in the aggregate to repurchase from its stockholders shares of the outstanding common stock of the Company between July 1, 2007 and July 1, 2008 and to determine the terms and conditions under which any such repurchases would be made. During the three-month period ended September 30, 2007, 84,855 shares were repurchased at an average price per share, including broker fees, of $3.95.

Item 3 —	Defaults Upon Senior Securities

None.

Item 4 —	Submission of Matters to a Vote of Security Holders

None.

Item 5 —	Other Information

None.

Item 6 —	Exhibits

Exhibit
No.	Exhibit

2.1	Asset Purchase Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(1)
10.1	Noncompetition and Non-Disclosure Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(1)
10.2	Warehousing Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(1)
10.3	Transition Services Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(1)
10.4	First Amendment to Financing Agreement dated as of November 5, 2007 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(1)
10.5	First Amendment to Mortgage, Assignment of Leases and Rents, and Security Agreement dated November 5, 2007 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc.(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer(2)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer(2)
32.1	Section 1350 Certification by the Company’s Chief Executive Officer(2)
32.2	Section 1350 Certification by the Company’s Chief Financial Officer(2)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

/s/ Amy Vidrine Samson
AMY VIDRINE SAMSON
Chief Financial Officer
(duly authorized signatory and Principal Financial and Accounting Officer)

Date: February 13, 2008

Index to Exhibits

Exhibit
No.	Exhibit

2.1	Asset Purchase Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(1)
10.1	Noncompetition and Non-Disclosure Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(1)
10.2	Warehousing Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(1)
10.3	Transition Services Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(1)
10.4	First Amendment to Financing Agreement dated as of November 5, 2007 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(1)
10.5	First Amendment to Mortgage, Assignment of Leases and Rents, and Security Agreement dated November 5, 2007 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc.(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer(2)
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer(2)
32.1	Section 1350 Certification by the Company’s Chief Executive Officer(2)
32.2	Section 1350 Certification by the Company’s Chief Financial Officer(2)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.

(2)	Filed herewith.