Form 10-K
period 2008-03-30
CROWN CRAFTS INC
filed 2008-06-11
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-7604
Crown Crafts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-0678148
(State of Incorporation)	(I.R.S. Employer Identification No.)

916 S. Burnside Ave. Gonzales, Louisiana	70737 (Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, including area code: (225) 647-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Capital Market
Common Share Purchase Rights	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2007 (the last business day of the Company’s most recently completed second fiscal quarter) was $27.5 million.

As of May 30, 2008, 9,388,905 shares of the Company’s common stock were outstanding.

Documents Incorporated by Reference:

Crown Crafts, Inc. Proxy Statement in connection with its 2008 Annual Meeting of Stockholders (Part III hereof).

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in Part I, Item 1A. “Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

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

Crown Crafts, Inc. (the “Company”) operates indirectly through its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. and Hamco, Inc., in the infant and toddler products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding, bibs, soft goods and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, chain stores, juvenile specialty stores, internet accounts, wholesale clubs and catalogue and direct mail houses. The Company’s products are manufactured primarily in China and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods. In response to changing business conditions in the consumer products industry, the Company has made significant changes in its business operations over the last three years. In addition to a program of cost reductions, the Company has outsourced virtually all of its manufacturing to foreign contract manufacturers.

Through April 2007, the Company’s operations included those of an additional subsidiary, Churchill Weavers, Inc. (“Churchill”). On February 2, 2007, the Company announced that it would liquidate Churchill. In accordance with accounting guidelines, in fiscal year 2008, the real property that continues to be held in Churchill, which has no other material assets, is classified as held for sale in the Company’s consolidated balance sheet, and the operations of Churchill are classified as discontinued operations in the Company’s consolidated statements of income. These classifications were not used prior to the end of fiscal year 2007 because Churchill’s operations were continuing at that time.

Products

The Company’s primary focus is on infant, toddler and juvenile products. Infant products include crib bedding, blankets, nursery accessories, room décor, bibs, burp cloths, bathing accessories and other infant soft goods. Through April 3, 2007, the Company, through Churchill, also produced hand-woven throws for infants and adults in a variety of colors, designs and fabrics, including cotton, acrylic, cotton/acrylic blends, rayon, wool, fleece and chenille.

Product Design and Styling

Research and development expenditures by the Company are focused primarily on product design and styling. The Company believes styling and design are key components to its success. The Company’s designers and stylists research trends in color, fashion and design and stay abreast of current and future market influences. They also work closely with licensors to develop new designs. These designs, which are developed internally and obtained from numerous additional sources, including graphic artists, decorative fabric manufacturers, apparel designers and employees, include traditional, contemporary, textured and whimsical patterns across a broad spectrum of retail price points. Utilizing state of the art computer technology, the Company is continually developing new designs throughout the year for all of its product groups. This continual development cycle affords the Company design flexibility, multiple opportunities to present new products to customers and the ability to provide timely responses to customer demands and changing market trends. The Company also creates designs for exclusive sale by certain of its customers under the Company’s brand, as well as the customer’s private label brand.

Raw Materials

The principal raw materials used in the manufacture of comforters, sheets and accessories are printed and solid color cotton and polycotton fabrics, with polyester fibers used as filling material. The principal raw materials used in the production of infant bibs are cotton-polyester knit-terry, cotton woven terry and water-resistant fabrications. Although the Company normally maintains supply relationships with only a limited number of suppliers, the Company believes these raw materials presently are available from several sources in quantities sufficient to meet the Company’s requirements.

The Company uses significant quantities of cotton, either in the form of cotton fabric or cotton-polyester fabric. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and other factors, such as supply and demand considerations, both domestically and internationally. In addition, increased oil prices affect key components of the raw material prices in our products (i.e., 100% polyester fill, polyester fabrics and packaging). Significant increases in the prices of cotton and oil could adversely affect the Company’s operations.

Product Sourcing

The Company’s products are produced by foreign manufacturers, with the largest concentration being in China. The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of quotas and duties. The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor product quality and to ensure compliance with labor requirements. Subsequent to the elimination of quota in certain product categories as of January 1, 2005, safeguards have been implemented which have had a limited impact on the Company. However, the additional implementation of safeguards, if any, in China may result in strategic shifts in the Company’s sourcing plan in the future. In addition, the Company closely monitors the currency exchange rate. The impact of future fluctuations or safeguards cannot be predicted with certainty at this time.

In March 2008, the Company opened a foreign representative office in China. The office, located in Shanghai, is responsible for the coordination of production, purchases and shipments, seeking out new vendors and inspections for social compliance and quality.

Products are warehoused and distributed from facilities located in Compton, California.

Sales and Marketing

The Company’s sales offices are located in Compton, California; Gonzales, Louisiana; Rogers, Arkansas; and Roslyn Heights, New York. Substantially all products are sold to retailers for resale to consumers. The Company’s subsidiaries introduce new products throughout the year and participate at the annual ABC Kids Expo.

Products are marketed through a national sales force consisting of salaried sales executives and employees and independent commissioned sales representatives. Independent representatives are used most significantly in sales to juvenile specialty stores. Sales outside the United States are made primarily through distributors.

Customers

The Company’s customers consist principally of mass merchants, chain stores, juvenile specialty stores, internet accounts, wholesale clubs and catalogue and direct mail houses. The Company does not generally enter into long-term or other purchase agreements with its customers. The table below indicates customers representing more than 10% of gross sales in each of the Company’s last two fiscal years. (The Company’s fiscal year ends on the Sunday nearest March 31. References to the Company’s fiscal years herein represent the 52 weeks ended March 30, 2008 for fiscal year 2008 and April 1, 2007 for fiscal year 2007.)

	Fiscal Year
	2008	2007

Wal-Mart Stores, Inc.	44%	39%
Toys R Us	18%	23%
Target Corporation	15%	16%

Seasonality and Inventory Management

Historically, the Company has experienced a sales pattern in which sales are lowest in the first fiscal quarter and highest in the second fiscal quarter. In fiscal year 2008, sales were lowest in the third fiscal quarter, excluding the impact of the acquisition of the baby product line from Springs Global.

Consistent with the seasonality of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers. Customer returns of merchandise shipped are historically less than 1% of gross sales.

Order Backlog

Management estimates the backlog of unfilled customer orders was $3.6 million and $4.1 million at May 30, 2008 and May 31, 2007, respectively. Historically the majority of these unfilled orders are shipped within approximately four weeks. There is no assurance that the backlog at any point in time will translate into sales in any particular subsequent period. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlog is a meaningful or material indicator of future business.

Trademarks, Copyrights and Patents

The Company considers its trademarks to be of material importance to its business. Products are marketed in part under well-known Company trademarks such as Red Calliope®, Cuddle Me®, NoJo®, Making Miracles®, Hamco® and Pinky®. Protection for these trademarks is obtained through domestic and foreign registrations.

Certain products are manufactured and sold pursuant to licensing agreements for trademarks that include, among others, Disney®. The licensing agreements for the Company’s designer brands generally are for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of products under the Company’s licenses with Disney Enterprises, Inc. accounted for 30% of the Company’s total gross sales volume during fiscal year 2008. The Company’s current infant and toddler licenses with Disney Enterprises, Inc. expire December 31, 2008 and December 31, 2009, respectively.

Many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright licenses. Other designs are the subject of copyrights and design patents owned by the Company.

The Company’s aggregate commitment for minimum guaranteed royalty payments under all of its license agreements is $2.9 million, $1.0 million and $0.4 million for fiscal years 2009, 2010 and 2011, respectively. The Company does not currently have any commitment for minimum guaranteed royalty payments after fiscal year

2011. The Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company’s total royalty expense, net of royalty income, was $4.9 million and $4.3 million for fiscal years 2008 and 2007, respectively.

Competition

The infant and toddler consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers (both branded and private label), including Kids Line, LLC and CoCaLo, Inc., divisions of Russ Berrie and Co., Inc. in its infant and juvenile segment; Summer Infant, Inc.; Lambs & Ivy; The Betesh Group; Carters, Inc.; Luv n’ Care, Ltd.; Danara International, Ltd.; Triboro Quilt Manufacturing, Inc.; and Gerber Childrenswear, Inc., on the basis of quality, design, price, brand name recognition, service and packaging. The Company’s ability to compete depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names.

Government Regulation and Environmental Control

The Company is subject to various federal, state and local environmental laws and regulations, which regulate, among other things, product safety and the discharge, storage, handling and disposal of a variety of substances and wastes, and to laws and regulations relating to employee safety and health, principally the Occupational Safety and Health Administration Act and regulations thereunder. The Company believes that it currently complies in all material respects with applicable environmental, health and safety laws and regulations and that future compliance with such existing laws or regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position. However, there is no assurance that such requirements will not become more stringent in the future or that the Company will not have to incur significant costs to comply with such requirements.

Employees

At May 30, 2008, the Company had approximately 150 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

International Sales

Sales to customers in foreign countries outside the United States are not currently material to the Company’s business.

ITEM 1A.	Risk Factors

The following risk factors as well as the other information contained in this report and other filings with the SEC should be considered in evaluating the Company’s business. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, operating results may be affected in future periods.

The loss of one or more of the Company’s key customers could result in a material loss of revenues.

The Company’s top three customers represented 77% of gross sales in fiscal year 2008. Although we do not enter into contracts with our key customers, we expect them to continue to be a significant portion of our gross sales in the future. The loss of one or more of these customers could result in a material decrease in our revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 43% of the Company’s gross sales in fiscal year 2008, including 30% of sales which were associated with the Company’s license with Disney®. If the Company is unable to renew its major licenses or obtain new licenses, the Company could experience a material loss of revenues.

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

The infant and toddler consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers, both branded and private label. The Company’s ability to compete successfully depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names. Many of these competitors are larger than the Company and have greater financial resources than the Company. Increased competition could result in a material loss of revenues.

The Company’s ability to anticipate and respond to consumers’ tastes and preferences could adversely affect the Company’s revenues.

Sales are driven by consumer demand for the Company’s products. There can be no assurance that the demand for our products will not decline or that we will be able to anticipate and respond to changes in demand. The Company’s failure to adapt to these changes could lead to lower sales and excess inventory, which could have a material adverse effect on our financial condition and operating results.

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

Economic conditions could adversely affect the Company’s raw material prices.

The Company uses significant quantities of cotton, either in the form of cotton fabric or cotton-polyester fabric. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and other factors, such as supply and demand considerations, both domestically and internationally. In addition, increased oil prices affect key components of the raw material prices in our products. Significant increases in the prices of cotton and oil could adversely affect the Company’s operations.

Currency exchange rate fluctuations and other supplier related risks could increase the Company’s expenses.

The Company’s products are manufactured by foreign contract manufacturers, with the largest concentration being in China. Difficulties encountered by these suppliers, such as fire, accident, natural disasters, outbreaks of contagious diseases or economic and political instability could halt or disrupt production of the Company’s products. Also, the prices paid by the Company to these suppliers could increase if raw materials, labor or other costs increase. In addition, restrictive actions by foreign governments, further strengthening of the Chinese currency versus the US dollar or changes in import duties or import or export restrictions could increase the prices at which the Company purchases finished goods. If the Company is unable to pass these cost increases along to its customers, profitability could be adversely affected.

The Company’s debt covenants may affect its liquidity or limit its ability to complete acquisitions, incur debt, make investments, sell assets or complete other significant transactions.

The Company’s financing agreement contains usual and customary covenants regarding significant transactions, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. These covenants could restrict the Company’s ability to pursue opportunities to expand its business operations, respond to changes in business and economic conditions and obtain additional financing. The Company also may be prevented from engaging in transactions that might otherwise be considered beneficial to it.

The Company’s ability to comply with its financing agreement is subject to future performance and other factors.

The Company’s ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. The breach of any of these covenants could result in a default under the Company’s financing agreement. Upon the occurrence of an event of default, the Company’s lenders could declare all amounts outstanding under such credit facilities to be immediately due and payable. There can be no assurance that the Company’s assets would be sufficient to repay in full that indebtedness.

Increases in interest rates could cause the Company’s expenses to increase.

The Company is exposed to interest rate risk related to the Company’s floating rate debt, of which there was $21.6 million outstanding at March 30, 2008. Each 1.0 percentage point increase in interest rates would impact pre-tax earnings by $216,000 at the debt level of March 30, 2008.

Recalls or product liability claims could increase costs or reduce sales.

The Company must comply with regulations set by the Consumer Product Safety Commission and similar state regulatory authorities. In addition, the Company’s products are subject to product safety testing. The Company’s products could be subject to involuntary recalls and other actions by these authorities, and concerns about product safety may lead the Company to voluntarily recall selected products. Product liability claims could exceed or fall outside the scope of the Company’s insurance coverage. Recalls or product liability claims could result in decreased consumer demand for the Company’s products, damage to the Company’s reputation, a diversion of management’s attention from its business, and increased customer service and support costs.

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

The following table summarizes certain information regarding the Company’s principal real property as of May 30, 2008:

		Approximate	Owned/
Location	Use	Square Feet	Leased

Gonzales, Louisiana	Administrative and sales office	17,761	Leased
Berea, Kentucky(*)	Vacant	54,100	Owned
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Compton, California	Warehouse and distribution	35,217	Leased
Rogers, Arkansas	Sales office	1,625	Leased

*	This property is classified as held for sale in the Company’s consolidated balance sheet (see Note 4).

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

During the fourth quarter of fiscal year 2008 the Company settled litigation instituted by the Center for Environmental Health in California (“CEH”) claiming that certain of the Company’s products contained lead in excess of amounts permitted by California law. Under the terms of the settlement, the Company paid $16,000 to CEH in lieu of any penalty pursuant to applicable California health and safety law and $31,500 as reimbursement of CEH’s legal fees and expenses. The Company also agreed not to manufacture, distribute, ship or sell, or cause to be manufactured, distributed or sold, any product containing lead concentrations in excess of certain thresholds.

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

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is authorized to issue up to 75,000,000 shares of capital stock, 74,000,000 of which are classified as common stock, par value $0.01 per share, and 1,000,000 of which are classified as preferred stock, par value $0.01 per share.

The Company’s common stock (together with the associated common share purchase rights) traded on the OTC Bulletin Board under the ticker symbol “CRWS” through March 18, 2007. Effective March 19, 2007, the Company’s common stock (together with the associated common share purchase rights) began trading on The NASDAQ Capital Market under the symbol “CRWS”. The following table presents quarterly information on the range of the high and low sales price per share of the Company’s common stock for fiscal year 2008 and fiscal year 2007.

Quarter	High	Low

Fiscal Year 2008
First Quarter	$4.81	$3.65
Second Quarter	4.65	3.71
Third Quarter	4.11	3.33
Fourth Quarter	3.90	3.12
Fiscal Year 2007
First Quarter	$0.70	$0.57
Second Quarter	3.54	0.65
Third Quarter	4.25	3.07
Fourth Quarter	6.05	3.65

As of May 30, 2008, there were 9,388,905 shares of the Company’s common stock issued and outstanding, held by approximately 450 registered holders, and the closing stock price was $3.80. The Company has not paid a dividend since December 26, 1999, and its credit facility currently prohibits the Company’s payment of cash dividends.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s repurchases of its outstanding common stock during the three-month period ended March 30, 2008.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share(1)	Programs(2)	Programs(2)

December 31, 2007 through February 3, 2008	66,889	$3.48	66,889	$4,912,924
February 4, 2008 through March 2, 2008	192,754	$3.62	192,754	$4,214,494
March 3, 2008 through March 30, 2008	77,796	$3.67	77,796	$3,929,068

Total	337,439	$3.61	337,439	$3,929,068

(1)	Includes broker fees of $0.03 per share.

(2)	In June 2007, the Company’s board of directors formed a Capital Committee which is authorized to cause the Company to spend up to $6 million in the aggregate to repurchase from its stockholders shares of the outstanding common stock of the Company between July 1, 2007 and July 1, 2008 and to determine the terms and conditions under which any such repurchases would be made. During the three-month period ended September 30, 2007, 84,855 shares were repurchased at an average price per share, including broker fees, of $3.95. During the three-month period ended December 30, 2007, 140,353 shares were repurchased at an average price per share, including broker fees, of $3.70.

Equity Compensation Plans

The following table sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans, as of March 30, 2008.

Number of
	Securities to be		Number of
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders:
2006 Omnibus Incentive Plan	320,000	$3.47	502,000

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of certain factors that management considers important in reviewing the Company’s results of operations, liquidity, capital resources and operating results. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Results of Operations

The following table contains results of operations data for fiscal years 2008 and 2007 and the dollar and percentage variances among those years.

	Fiscal Year
	2008	2007	$ Change	% Change
	Dollars in thousands

Net sales by category
Bedding, blankets and accessories	$57,765	$47,869	$9,896	20.7%
Bibs and bath	17,122	21,381	(4,259)	(19.9)%
Total net sales	74,887	69,250	5,637	8.1%
Cost of products sold	56,281	51,170	5,111	10.0%
Gross profit	18,606	18,080	526	2.9%
% of net sales	24.8%	26.1%
Marketing and administrative expenses	10,698	9,193	1,505	16.4%
% of net sales	14.3%	13.3%
Interest expense	775	1,362	(587)	(43.1)%
Gain on debt refinancing	—	4,069	(4,069)	(100.0)%
Other income (expense)	126	(5)	131	(2620.0)%
Income tax expense	2,828	3,640	(812)	(22.3)%
Income from continuing operations after taxes	4,431	7,949	(3,518)	(44.3)%
Discontinued operations — net of taxes	(78)	(348)	270	(77.6)%
Net income	4,353	7,601	(3,248)	(42.7)%
% of net sales	5.8%	11.0%

Net Sales:  Sales of bedding, blankets and accessories increased in fiscal year 2008 as compared to the prior year. Sales increased by $9.9 million due to the acquisition of the baby products line from Springs Global on November 5, 2007, and increased by $8.2 million due to shipments of new bedding and blanket programs. These increases were offset by decreased sales of $6.9 million due to programs that were discontinued in the latter part of fiscal year 2007 and the first nine months of fiscal year 2008. In addition, there was a decrease in shipments of replenishment orders of $1.3 million.

Bib and bath sales decreased in fiscal year 2008 as compared to the prior year. Sales decreased by $4.7 million due to programs that were discontinued or had lower replenishment orders and by $0.3 million due to promotions in the prior year that were not repeated in the current year. Also, there was a net decrease of $1.6 million in shipments of replenishment orders related to the discontinuance of sales of vinyl bibs. Offsetting these decreases were increases of $2.3 million related to sales of new designs and increased initial shipments.

Gross Profit:  Gross profit increased slightly in amount, but decreased as a percentage of net sales for fiscal year 2008 as compared to fiscal year 2007. The increase in gross profit dollars is due to the increased sales volume and decreased standard cost of sales offset by increased negative burden deferral, amortization and warehousing costs. Gross profit was negatively impacted in the current year by a $225,000 charge related to vinyl bibs recorded in the second quarter and acquisition-related amortization expense of $592,000 in the current year compared to $9,000 in the previous year. Also, warehousing costs increased by $788,000 in the current year due to warehousing and shared services arrangements entered into in conjunction with the acquisition of the baby products line from Springs Global.

Marketing and Administrative Expenses:  Marketing and administrative expenses increased in both amount and as a percentage of net sales from fiscal year 2007 to fiscal year 2008. The Company recorded $515,000 of share-based compensation in fiscal year 2008, compared to $271,000 in fiscal year 2007. Also, the Company incurred costs of $476,000 during fiscal year 2008 associated with the Company’s proxy contest. Additionally, the Company experienced increased salaries and amortization as the Company integrated the acquisition of the baby products line from Springs Global.

Interest Expense:  Interest expense decreased in fiscal year 2008 as compared to fiscal year 2007 due to lower average debt balances and lower interest rates primarily as a result of the refinancing of the Company’s debt on July 11, 2006. However, interest expense increased in the latter part of fiscal year 2008 due to a higher revolving line of credit and a new term loan executed in conjunction with the acquisition of the baby products line from Springs Global on November 5, 2007.

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

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities was $2.7 million for the year ended March 30, 2008, compared to net cash provided by operating activities of $11.4 million for the year ended April 1, 2007. The change in cash provided by operating activities was primarily due to changes in accounts receivable and inventory balances, offset by changes in accounts payable and accrued liability balances. Net cash used in investing activities was $0.5 million in 2008 compared to net cash used in investing activities of $0.8 million in the prior year. Net cash provided by financing activities was $5.7 million in 2008 compared to net cash used in financing activities of $14.4 million in the prior year. Cash provided in the current year was primarily borrowings on the revolving line of credit offset by payments on long-term debt and treasury stock purchases. Cash used in the prior year was primarily due to the Company’s debt refinancing. Total debt outstanding increased to $24.8 million at March 30, 2008, from $5.8 million at April 1, 2007. The increase is primarily due to debt incurred to purchase the baby products line from Springs Global and borrowings on the revolving line of credit drawn down due to uncertainties in the United States credit markets. As of March 30, 2008, letters of credit of $0.6 million were outstanding against the $1.5 million sub-limit for letters of credit associated with the Company’s $26 million revolving credit facility. Based on eligible accounts receivable and inventory balances as of March 30, 2008, the Company had revolving credit availability of $5.2 million.

The Company’s ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations, together with revolving credit availability and cash on hand, will be adequate to meet its liquidity needs.

At March 30, 2008 and April 1, 2007, long-term debt consisted of the following (in thousands):

	March 30,	April 1,
	2008	2007

Revolving line of credit	$17,383	$2,742
Term loan	4,167	—
Non-interest bearing notes	4,000	4,000
Original issue discount	(739)	(966)
Capital leases	4	23

	24,815	5,799
Less current maturities	2,504	19

	$22,311	$5,780

The Company’s credit facilities at March 30, 2008 include the following:

Revolving Line of Credit of up to $26 million, including a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 1.00% (4.25% at March 30, 2008) for base rate borrowings or LIBOR plus 2.25% (5.37% at March 30, 2008), maturing on July 11, 2010 and secured by a first lien on all assets of the Company. There was a balance of $17.4 million on the revolving line of credit at March 30, 2008, and the Company had $5.2 million available under the revolving line of credit based on eligible accounts receivable and inventory balances as of March 30, 2008. As of March 30, 2008, letters of credit of $0.6 million were outstanding against the $1.5 million sub-limit for letters of credit.

The financing agreement for the $26 million revolving line of credit contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of March 30, 2008.

Term Loan of an original amount of $5 million, with an interest rate of prime plus 0.5% (5.75% at March 30, 2008) and requiring equal monthly installments of principal until final maturity on November 1, 2009.

Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $0.7 million is included in the consolidated balance sheet as of March 30, 2008.

Minimum annual maturities are as follows (in thousands):

Fiscal	Revolver	Term Loan	Sub Notes	Other	Total

2009	—	$2,500	—	$4	$2,504
2010	—	1,667	—	—	1,667
2011	$17,383	—	$2,000	—	19,383
2012	—	—	2,000	—	2,000

Total	$17,383	$4,167	$4,000	$4	$25,554

To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreement, which expires in July 2009, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 4.25% at March 30, 2008, until payment is received. The factor bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor may at any time terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company must either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

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

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company has a certain amount of discontinued finished goods which necessitate the establishment of inventory reserves which are highly subjective. Actual results could differ from those estimates.

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

The Company factors the majority of its receivables. In the event a factored receivable becomes uncollectible due to credit worthiness, the factor bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at March 30, 2008 totaled $18.3 million, net of allowances of $1.3 million.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses, net of royalty income, included in cost of sales amounted to $4.9 million and $4.3 million for the fiscal years ended March 30, 2008 and April 1, 2007, respectively.

Inventory Valuation:  The preparation of the Company’s financial statements requires careful determination of the appropriate dollar amount of the Company’s inventory balances. Such amount is presented as a current asset in the Company’s consolidated balance sheets and is a direct determinant of cost of goods sold in the consolidated statements of income and, therefore, has a significant impact on the amount of net income reported in an accounting period. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to bring inventory to its existing condition and location. The Company’s inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method, which assumes that inventory quantities are sold in the order in which they are manufactured or purchased. The determination of the indirect charges and their allocation to the Company’s finished goods inventories is complex and requires significant management judgment and estimates. Differences may result in the valuation of the Company’s inventories and in the amount and timing of the Company’s cost of goods sold and resulting net income for any period if management made different judgments or utilized different estimates.

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company’s operations. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is no longer as great as its carrying value, an allowance against the inventory valuation is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of goods sold in the Company’s consolidated statements of income. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may need to establish additional allowances which could materially impact the Company’s financial position and results of operations.

As of March 30, 2008, the Company’s inventories totaled $13.8 million, net of allowances for discontinued, irregular, slow moving and obsolete inventories of $0.3 million. Management believes that the Company’s inventory valuation results in carrying the inventory at lower of cost or market.

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

The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.4 million at March 30, 2008 and April 1, 2007. On April 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As a result, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. With the exception of goodwill related to Churchill, the Company has determined that the fair value of its goodwill exceeded the recorded value at April 3, 2006 and April 2, 2007. Churchill’s goodwill of $90,000 was written off in June 2006 due to an impairment indicator, specifically the decline in sales volume and profitability in recent years. Churchill has since ceased operations, and its remaining assets are held for sale (see Note 4 to the Company’s consolidated financial statements).

Recently-Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On April 2, 2007, the Company adopted the provisions of FIN 48. Based on our recent evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Our evaluation was performed for the years ended April 3, 2005, April 2, 2006 and April 1, 2007, the years which remain subject to examination by major tax jurisdictions as of March 30, 2008. The Company’s policy is to accrue interest expense and penalties as appropriate on its estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for a reporting entity to measure fair value in generally accepted accounting principles, and expands disclosure requirements related to fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. Earlier application is encouraged; provided, however, that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that its adoption will have on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 159 and has not determined yet the impact that its adoption will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

ITEM 8.	Financial Statements and Supplementary Data

See pages 17 and F-1 through F-16 hereof.

ITEM 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of March 30, 2008.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting as required by Rule 13a-15(d) and, in connections with such evaluation determined that no changes occurred during the Company’s fourth fiscal quarter ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the Company’s directors and executive officers will be set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2008 (the “Proxy Statement”) under the captions “Election of Directors” and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Ethics” and is incorporated herein by reference.

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

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of March 30, 2008 and April 1, 2007
- Consolidated Statements of Income for the Fiscal Years Ended March 30, 2008 and April 1, 2007
- Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 30, 2008 and April 1, 2007
- Consolidated Statements of Cash Flows for the Fiscal Years Ended March 30, 2008 and April 1, 2007
- Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule

The following financial statement schedule of the Company is filed with this report:

Schedule II — Valuation and Qualifying Accounts	Page 18

All other schedules not listed above have been omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
		Charged to
	Balance at	Costs and		Balance at
	Beginning	(Reversed from)		End of
	of Period	Expenses	Deductions(1)	Period
	(In thousands)

Accounts Receivable Valuation Accounts:
Year Ended April 1, 2007
Allowance for doubtful accounts	$33	$28	$15	$20
Allowance for customer deductions	$1,131	$4,199	$4,037	$969
Year Ended March 30, 2008
Allowance for doubtful accounts	$20	$28	$12	$4
Allowance for customer deductions	$969	$4,387	$4,682	$1,264
Inventory Valuation Accounts:
Year Ended April 1, 2007
Allowance for discontinued and irregulars	$527	$(183)	$—	$344
Year Ended March 30, 2008
Allowance for discontinued and irregulars	$344	$(19)	$—	$325

(1)	Deductions from the allowance for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits

2.1	—	Asset Purchase Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(8)
3.1	—	Amended and Restated Certificate of Incorporation of the Company(3)
3.2	—	Bylaws of the Company(3)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company(3)
4.2	—	Instruments defining the rights of security holders are contained in the Bylaws of the Company(3)
4.3	—	Amended and Restated Rights Agreement dated as of August 6, 2003 between the Company and SunTrust Bank, as Rights Agent, including the Form of Right Certificate (Exhibit A) and the Summary of Rights to Purchase Common Shares (Exhibit B).(2)
4.4	—	Amendment No. 1 to Amended and Restated Rights Agreement dated as of July 12, 2006 between the Company and Computershare Investor Services, LLC(5)
4.5	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan.(6)
4.6	—	Form of Incentive Stock Option Agreement.(6)
4.7	—	Form of Non-Qualified Stock Option Agreement (Employees).(6)
4.8	—	Form of Non-Qualified Stock Option Agreement (Directors).(6)
4.9	—	Form of Restricted Stock Grant Agreement (Form A).(6)
4.10	—	Form of Restricted Stock Grant Agreement (Form B).(6)
4.11	—	Amendment No. 2 to Amended and Restated Rights Agreement dated as of August 30, 2006 between the Company and Computershare Investor Services, LLC(7)
10.1	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut(1)
10.2	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut(4)
10.3	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Amy Vidrine Samson(4)
10.4	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman(4)
10.5	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(5)
10.6	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(5)
10.7	—	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc.(5)
10.8	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Wachovia Bank, National Association(5)
10.9	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Banc of America Strategic Solutions, Inc.(5)
10.10	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to The Prudential Insurance Company of America(5)
10.11	—	Security Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and Wachovia Bank, National Association, as Agent(5)
10.12	—	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to Wachovia Bank, National Association, as Agent(5)
10.13	—	Noncompetition and Non-Disclosure Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(8)

Exhibit
Number		Description of Exhibits

10.14	—	Warehousing Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(8)
10.15	—	Transition Services Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(8)
10.16	—	First Amendment to Financing Agreement dated as of November 5, 2007 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(8)
10.17	—	First Amendment to Mortgage, Assignment of Leases and Rents, and Security Agreement dated November 5, 2007 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc.(8)
10.18	—	Letter Agreement dated as of January 29, 2008 between the Company and Wellington Management Company, LLP(9)
14.1	—	Code of Ethics(4)
21	—	Subsidiaries of the Company(10)
23	—	Consent of Deloitte & Touche LLP(10)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer(10)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer(10)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer(10)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer(10)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.

(2)	Incorporated herein by reference to Registrant’s Registration Statement on Form 8-A/A dated August 13, 2003.

(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.

(4)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.

(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.

(6)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.

(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 30, 2006.

(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.

(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 29, 2008.

(10)	Filed herewith.

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
E. Randall Chestnut
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut E. Randall Chestnut	Chief Executive Officer, Director	June 10, 2008

/s/ William T. Deyo, Jr. William T. Deyo, Jr.	Director	June 10, 2008

/s/ Sidney Kirschner Sidney Kirschner	Director	June 10, 2008

/s/ Zenon S. Nie Zenon S. Nie	Director	June 10, 2008

/s/ Donald Ratajczak Donald Ratajczak	Director	June 10, 2008

/s/ James A. Verbrugge James A. Verbrugge	Director	June 10, 2008

/s/ Frederick G. Wasserman Frederick G. Wasserman	Director	June 10, 2008

/s/ Amy Vidrine Samson Amy Vidrine Samson	Chief Financial Officer, Chief Accounting Officer	June 10, 2008

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Crown Crafts, Inc.

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the “Company”) as of March 30, 2008 and April 1, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the fiscal years ended March 30, 2008 and April 1, 2007. Our audits also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 30, 2008 and April 1, 2007, and the results of their operations and their cash flows for the years ended March 30, 2008 and April 1, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

New Orleans, Louisiana
June 9, 2008

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 30, 2008 and April 1, 2007

	March 30, 2008	April 1, 2007
	(Amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$7,930	$33
Accounts receivable (net of allowances of $1,268 at March 30, 2008 and $989 at April 1, 2007):
Due from factor	16,081	11,764
Other	2,197	1,121
Inventories, net	13,777	7,145
Prepaid expenses	1,064	1,313
Assets held for sale	663	—
Deferred income taxes	885	2,408

Total current assets	42,597	23,784
Property, plant and equipment — at cost:
Land, buildings and improvements	203	1,322
Machinery and equipment	2,241	2,502
Furniture and fixtures	742	654

	3,186	4,478
Less accumulated depreciation	2,597	3,037

Property, plant and equipment — net	589	1,441
Other assets:
Goodwill, net	22,884	22,884
Intangible assets, net	7,276	617
Other	131	190

Total other assets	30,291	23,691

Total Assets	$73,477	$48,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,614	$3,552
Accrued wages and benefits	1,179	1,300
Accrued royalties	1,023	671
Other accrued liabilities	711	73
Current maturities of long-term debt	2,504	19

Total current liabilities	11,031	5,615
Non-current liabilities:
Long-term debt	22,311	5,780
Deferred income taxes	402	698

Total non-current liabilities	22,713	6,478
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,039,942 shares at March 30, 2008 and 10,003,692 shares at April 1, 2007	100	100
Additional paid-in capital	39,247	38,619
Treasury stock — at cost — 562,647 shares at March 30, 2008	(2,071)	—
Retained earnings (accumulated deficit)	2,457	(1,896)

Total shareholders’ equity	39,733	36,823

Total Liabilities and Shareholders’ Equity	$73,477	$48,916

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Fiscal years ended March 30, 2008 and April 1, 2007

	2008	2007
	(Amounts in thousands, except per share amounts)

Net sales	$74,887	$69,250
Cost of products sold	56,281	51,170

Gross profit	18,606	18,080
Marketing and administrative expenses	10,698	9,193

Income from operations	7,908	8,887
Other income (expense):
Interest expense	(775)	(1,362)
Gain on debt refinancing	—	4,069
Other — net	126	(5)

Income before income taxes	7,259	11,589
Income tax expense	2,828	3,640

Income from continuing operations after income taxes	4,431	7,949
Loss from discontinued operations — net of income taxes	(78)	(348)

Net income	$4,353	$7,601

Weighted average shares outstanding — basic	9,888	9,782

Weighted average shares outstanding — diluted	10,165	10,038

Basic earnings per share:
Income from continuing operations	$0.45	$0.81
Loss from discontinued operations	(0.01)	(0.03)

Total basic earnings per share	$0.44	$0.78

Diluted earnings per share:
Income from continuing operations	$0.44	$0.79
Loss from discontinued operations	(0.01)	(0.03)

Total diluted earnings per share	$0.43	$0.76

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal years ended March 30, 2008 and April 1, 2007

						Retained
	Common Shares		Treasury Shares		Additional	Earnings	Total
	Number of		Number of		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
	(Dollar amounts in thousands)

Balances — April 2, 2006	9,505,937	$95	—	$—	$38,244	$(9,497)	$28,842
Issuance of Shares	497,755	5	—	—	75		80
Stock-based Compensation					300		300
Net income						7,601	7,601

Balances — April 1, 2007	10,003,692	100	—	—	38,619	(1,896)	36,823
Issuance of Shares	36,250	—			40		40
Stock-based Compensation					588		588
Purchase of Treasury Stock			(562,647)	(2,071)			(2,071)
Net income						4,353	4,353

Balances — March 30, 2008	10,039,942	$100	(562,647)	$(2,071)	$39,247	$2,457	$39,733

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended March 30, 2008 and April 1, 2007

	2008	2007
	(Amounts in thousands)

Operating activities:
Net income	$4,353	$7,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	349	452
Goodwill write-off	—	90
Amortization of intangibles	784	17
Deferred income taxes	1,227	2,677
Loss (gain) on sale of property, plant and equipment	9	(136)
Discount accretion	227	349
Gain on debt refinancing	—	(4,069)
Stock-based compensation	588	300
Changes in assets and liabilities:
Accounts receivable	(5,539)	1,572
Inventories, net	(2,551)	2,597
Prepaid expenses	249	(136)
Other assets	51	(110)
Accounts payable	2,062	41
Accrued liabilities	869	176

Net cash provided by operating activities	2,678	11,421

Investing activities:
Capital expenditures	(188)	(381)
Acquisition costs to purchase Kimberly Grant brand	—	(600)
Acquisition costs to purchase baby products line from Springs Global	(356)	—
Proceeds from disposition of assets	19	162

Net cash used in investing activities	(525)	(819)

Financing activities:
Retirement of debt	—	(17,077)
Payments on long-term debt	(852)	(36)
Proceeds under revolving line of credit, net	8,627	2,744
Debt issuance costs	—	(70)
Purchase of treasury stock	(2,071)	—
Issuance of common stock	40	80

Net cash provided by (used in) financing activities	5,744	(14,359)

Net increase (decrease) in cash and cash equivalents	7,897	(3,757)
Cash and cash equivalents at beginning of period	33	3,790

Cash and cash equivalents at end of period	$7,930	$33

Supplemental cash flow information:
Income taxes paid	$1,177	$738
Interest paid	475	1,121
Noncash investing and financing activity:
Debt issued to purchase baby products line from Springs Global:
Funded through the revolving line of credit	$6,014	$—
Funded through long-term debt	5,000	—

Total debt issued to purchase baby products line from Springs Global	$11,014	$—

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Fiscal Years Ended March 30, 2008 and April 1, 2007

Note 1 —	Description of Business

Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) operate in the infant and toddler products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding, bibs, infant soft goods and accessories. Sales of the Company’s products are generally made directly to retailers, primarily mass merchants, chain stores, juvenile specialty stores, internet accounts, wholesale clubs and catalogue and direct mail houses.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation:  The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 52 weeks for fiscal years 2008 and 2007.

Cash and Cash Equivalents:  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances, and disputes. The Company has a certain amount of discontinued finished goods which necessitate the establishment of inventory reserves that are highly subjective. Actual results could differ from those estimates.

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

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expense, net of royalty income, included in cost of sales amounted to $4.9 million, and $4.3 million in 2008 and 2007, respectively.

Depreciation and Amortization:  Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are three to seven and one-half years for machinery and equipment, five years for data processing equipment, and eight years for furniture and fixtures. The cost of improvements to leased premises is amortized over the shorter of the estimated life of the improvement or the term of the lease.

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

The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.4 million at March 30, 2008 and April 1, 2007. On April 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As a result, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. With the exception of goodwill related to Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company, the Company has determined that the fair value of its goodwill exceeded the recorded value at April 3, 2006 and April 2, 2007. Churchill’s goodwill of $90,000 was written off in June 2006 due to an impairment indicator, specifically the decline in sales volume and profitability in recent years. Churchill has since ceased operations, and its remaining assets are held for sale (see Note 4 to the Company’s consolidated financial statements).

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

Segments and Related Information:  The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires certain information to be reported about operating segments on a basis consistent with the Company’s internal organizational structure. The Company operates in one

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, infant soft goods and accessories.

Earnings Per Share:  Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of income for all entities with complex capital structures. Earnings per common share are based on the weighted average number of shares outstanding during the period. Basic and diluted weighted average shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. The following table sets forth the computation of basic and diluted net income per common share for fiscal years 2008 and 2007.

	2008	2007
	(Amounts in thousands, except per share data)

Income from continuing operations	$4,431	$7,949
Loss from discontinued operations	(78)	(348)

Net income, basic and diluted	$4,353	$7,601

Weighted average number of shares outstanding
Basic	9,888	9,782
Effect of dilutive securities	277	256

Diluted	10,165	10,038

Earnings per common share
Basic
Continuing operations	$0.45	$0.81
Discontinued operations	(0.01)	(0.03)

Total	$0.44	$0.78

Earnings per common share
Diluted
Continuing operations	$0.44	$0.79
Discontinued operations	(0.01)	(0.03)

Total	$0.43	$0.76

Recently Issued Accounting Standards:  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On April 2, 2007, the Company adopted the provisions of FIN 48. Based on our recent evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Our evaluation was performed for the years ended April 3, 2005, April 2, 2006 and April 1, 2007, the years which remain subject to examination by major tax jurisdictions as of March 30, 2008. The Company’s policy is to accrue interest expense and penalties as appropriate on its estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for a reporting entity to measure fair value in generally accepted accounting principles, and expands disclosure requirements related to fair value measurements. This statement is

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. Earlier application is encouraged; provided, however, that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that its adoption will have on the Company’s results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 159 and has not determined yet the impact that its adoption will have on its results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

Note 3 —	Acquisitions

Kimberly Grant:  On December 29, 2006, Crown Crafts Infant Products, Inc. (“CCIP”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Kimberly Grant, Inc., a designer of various infant and toddler products. The purchase price consisted of $550,000 paid at closing and $50,000 paid upon renewal of the acquired “Kimberly Grant” trademark.

The assets acquired were limited to certain intangible assets, the fair values of which were determined by the Company with the assistance of an independent third party. The Company’s resulting allocation of the purchase price, the estimated useful life of the assets acquired, the accumulated amortization and the amortization expense as of and for the year ended March 30, 2008 is as follows:

				Aggregate
	Gross	Estimated		Amortization
	Carrying	Useful	Accumulated	Expense in
	Amount	Life	Amortization	FY 2008

Tradename	$466,387	15 years	$38,872	$31,092
Existing designs	35,924	1 year	35,924	35,924
Non-compete	97,689	15 years	8,094	6,516

Totals	$600,000		$82,890	$73,532

Springs Global:  On November 5, 2007, CCIP acquired certain assets from, and assumed certain liabilities of, Springs Global US, Inc. (“Springs Global”) with respect to the baby products line of Springs Global. The purchase price consisted initially of $12.4 million for the inventory and certain intangible assets, which was subject to an adjustment pending the completion of a final valuation of the inventory purchased. Upon the completion of this valuation, $1.4 million was returned to the Company for a net purchase price of $11.0 million. The Company also capitalized $0.4 million of direct costs associated with this acquisition for a total capitalized acquisition cost of $11.4 million.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair values of the intangible assets acquired were determined by the Company with the assistance of an independent third party. The Company’s allocation of the intangible assets acquired, their estimated useful life, the accumulated amortization and the amortization expense as of and for the year ended March 30, 2008 is as follows:

				Aggregate
	Gross	Estimated		Amortization
	Carrying	Useful	Accumulated	Expense in
	Amount	Life	Amortization	FY 2008

Licenses & existing designs	$1,655,188	2 years	$344,834	$344,834
Licenses & future designs	1,846,822	4 years	192,397	192,397
Non-compete	114,981	4 years	11,996	11,996
Customer relationships	3,817,538	10 years	159,043	159,043

Totals	$7,434,529		$708,270	$708,270

Amortization expense related to acquisitions affected basic and diluted earnings per share by $0.07.

The table below represents estimated amortization expense for the following periods:

	2009	2010	2011	2012	2013

Kimberly Grant tradename	$31,092	$31,092	$31,092	$31,092	$31,092
Kimberly Grant non-compete	6,513	6,513	6,513	6,513	6,513
Springs Global licenses & existing designs	827,594	482,760	—	—	—
Springs Global licenses & future designs	461,706	461,706	461,706	269,307	—
Springs Global non-compete	28,745	28,745	28,745	16,750	—
Springs Global customer relationships	381,754	381,754	381,754	381,754	381,754

Totals	$1,737,404	$1,392,570	$909,810	$705,416	$419,359

The Springs Global baby products line represented less than 2% of the total revenues of Springs Global, and separate financial statements for the baby products line were not historically prepared. Nonetheless, in connection with the acquisition, the management of Springs Global has furnished to the Company unaudited, abbreviated statements of revenues and direct expenses with respect to the baby products line of Springs Global for the nine-month period ended September 29, 2007 and the twelve-month period ended December 30, 2006. These statements excluded charges for corporate overhead, interest expense and income taxes, but included estimates of charges for customer service, cash management, purchasing, accounting and information technology services that were directly charged to the baby products line and/or allocated to it based on a relative percentage of sales in the baby products line to the total sales of Springs Global. The periods covered by these statements are not coterminous with the Company’s fiscal years ended March 30, 2008 and April 1, 2007. Additionally, such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Springs Global baby products line had been a separate entity, or if the business had been owned and operated by the Company. Certain of the Company’s costs incurred to operate the Springs Global baby products line are anticipated to be less than those incurred by Springs Global; however, no reliably verifiable information is available to adjust the estimated results of operations of the Springs Global baby products line, and no pro forma adjustments have been made to give effect to these anticipated reduced costs.

For proforma purposes, the revenues and expenses reported by the Springs Global baby products line for the nine-month period ended September 29, 2007 and the twelve-month period ended December 30, 2006 (adjusted for pro rata estimates of the Company’s revenues and expenses related to these products from the acquisition date to September 29, 2007) were combined with the revenues and expenses reported by the Company for the fiscal years ended March 30, 2008 and April 1, 2007, respectively. For the fiscal year ended March 30, 2008, the proforma results include two overlapping months of operations related to the baby products line acquired from Springs Global

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

as the operations reported by Springs Global include nine months and the operations reported by the Company include five months.

The following unaudited proforma financial information presents a summary of the Company’s consolidated results of operations for the fiscal years ended March 30, 2008 and April 1, 2007, as if the acquisition of the baby products line from Springs Global had occurred on April 3, 2006. This proforma financial information includes adjustments to reflect the amortization of the intangible assets acquired and an estimate of the interest expense that would have been incurred, but is not otherwise necessarily indicative of the consolidated results of operations that would have been reported by the Company if the acquisition had occurred on April 3, 2006 (in thousands):

	2008	2007
	(Unaudited)	(Unaudited)

Net sales	$92,914	$106,257
Total operating expenses	$86,043	$96,346
Income from continuing operations	$3,644	$9,261
Earnings per share:
Basic	$0.37	$0.95

Diluted	$0.36	$0.92

Note 4 —	Discontinued Operations

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

The Company is actively marketing Churchill’s land and building for sale. The property has been appraised at greater than net book value. In accordance with accounting guidelines, in fiscal year 2008, the property is classified as assets held for sale in the consolidated balance sheet, and the operations of Churchill are classified as discontinued operations in the consolidated statements of income. These classifications were not used prior to the end of fiscal year 2007 because Churchill’s operations were continuing at that time.

Note 5 —	Inventories

Major classes of inventory were as follows (in thousands):

	March 30, 2008	April 1, 2007

Raw materials	$40	$15
Work in process	—	12
Finished goods	13,737	7,118

Total inventory	$13,777	$7,145

Inventory is net of reserves for inventories classified as irregular or discontinued of $0.3 million at March 30, 2008 and April 1, 2007.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 6 —	Financing Arrangements

Factoring Agreement:  The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, the factor remits payments to the Company on the average due date of each group of invoices assigned. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of income, were $246,000 and $236,000, respectively, in 2008 and 2007. Factor advances were $0 at both March 30, 2008 and April 1, 2007.

Notes Payable and Other Credit Facilities:  At March 30, 2008 and April 1, 2007, long term debt consisted of (in thousands):

	March 30, 2008	April 1, 2007

Revolving line of credit	$17,383	$2,742
Term loan	4,167	—
Non-interest bearing notes	4,000	4,000
Original issue discount	(739)	(966)
Capital leases	4	23

	24,815	5,799
Less current maturities	2,504	19

	$22,311	$5,780

The Company’s credit facilities at March 30, 2008 include the following:

Revolving Line of Credit of up to $26 million, including a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 1.00% (4.25% at March 30, 2008) for base rate borrowings or LIBOR plus 2.25% (5.37% at March 30, 2008), maturing on July 11, 2010 and secured by a first lien on all assets of the Company. There was a balance of $17.4 million on the revolving line of credit at March 30, 2008, and the Company had $5.2 million available under the revolving line of credit based on eligible accounts receivable and inventory balances as of March 30, 2008. As of March 30, 2008, letters of credit of $0.6 million were outstanding against the $1.5 million sub-limit for letters of credit.

The financing agreement for the $26 million revolving line of credit contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of March 30, 2008.

Term Loan of an original amount of $5 million, with an interest rate of prime plus 0.5% (5.75% at March 30, 2008) and requiring equal monthly installments of principal until final maturity on November 1, 2009.

Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $0.7 million is included in the consolidated balance sheet as of March 30, 2008.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Minimum annual maturities are as follows (in thousands):

Fiscal	Revolver	Term Loan	Sub Notes	Other	Total

2009	—	$2,500	—	$4	$2,504
2010	—	1,667	—	—	1,667
2011	$17,383	—	$2,000	—	19,383
2012	—	—	2,000	—	2,000

Total	$17,383	$4,167	$4,000	$4	$25,554

To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreement, which expires in July, 2009, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 4.25% at March 30, 2008, until payment is received. The factor bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor may at any time terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company must either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

Note 7 —	Related Party Transactions

On February 19, 2008, the Company purchased 141,520 shares of its common stock from E. Randall Chestnut, the Company’s President and Chief Executive Officer. The shares were repurchased under the Company’s stock repurchase plan at a price of $3.65 per share, the closing price of the Company’s common stock on Friday, February 15, 2008, which was the most recent trading day prior to the repurchase. The total purchase price paid to Mr. Chestnut was approximately $517,000.

Note 8 —	Income Taxes

Income tax expense is summarized as follows:

	2008	2007
	(In thousands)

Current:
Federal	$1,159	$—
State and local	442	963

Total current	1,601	963

Deferred (primarily Federal)	1,227	2,677

Total expense	$2,828	$3,640

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2008	2007
	(In thousands)

Assets/(Liabilities)
Deferred tax asset — current:
Employee benefit accruals	$440	$491
Accounts receivable and inventory reserves	445	355
Net operating loss carry forward	—	1,220
Other	—	342

Net deferred tax asset	885	2,408

Deferred tax asset (liability) — non-current:
Goodwill	(728)	(831)
Property, plant and equipment	(15)	15
Other	341	118

Net deferred tax asset (liability) — non-current	(402)	(698)

Net deferred income tax asset	$483	$1,710

As of March 30, 2008, the Company has utilized its federal income tax net operating loss carryforwards.

The following reconciles the income tax expense at the U.S. federal income tax statutory rate to that in the consolidated statements of income:

	2008	2007
	(In thousands)

Tax expense at statutory rate (34)%	$2,468	$3,940
State income taxes, net of Federal income tax benefit	292	636
Nondeductible expenses	11	79
Nontaxable income	—	(1,061)
Other	57	46

Income tax expense (benefit)	$2,828	$3,640

Note 9 —	Retirement Plans

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement, as provided by Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. In fiscal years 2008 and 2007, employees could elect to exclude up to a maximum of $15,500 of their compensation in accordance with federal regulations. Each calendar year, the board of directors determines the portion, if any, of employee contributions that will be matched by the Company. The Company’s matching contribution to the plan including the utilization of forfeitures was approximately $139,000 and $152,000, respectively, for fiscal years 2008 and 2007. This matching represents an amount equal to 100% of the first 2% of employee deferrals and 50% of the next 1% of deferrals.

Note 10 —	Stock-based Compensation

The Company has two incentive stock plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2006 Omnibus Incentive Plan (“2006 Plan”). The Company granted non-qualified stock options to employees and non-employee directors from the 1995 Plan through the fiscal year ended April 2, 2006. In conjunction with the approval of the

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

On April 3, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. This statement requires the expensing of stock options and other share-based compensation and supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related implementation guidance that had previously allowed companies to choose between expensing stock options or providing pro forma disclosure only. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and instead requires that such transactions be accounted for using a fair-value-based method. In addition, the SEC issued Staff Accounting Bulletin 107 in April 2005, which provides supplemental implementation guidance for SFAS No. 123(R).

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

The Company recorded $588,000 of share-based compensation during the fiscal year ended March 30, 2008, which affected basic and diluted earnings per share by $0.06. No share-based compensation costs were capitalized as part of the cost of an asset as of March 30, 2008.

Stock Options:  The following table represents stock option activity for fiscal year 2008:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding

Outstanding at April 1, 2007	$1.68	593,346
Granted	4.08	112,000
Exercised	1.11	36,250
Forfeited	0.76	17,766

Outstanding at March 30, 2008	$2.15	651,330

Exercisable at March 30, 2008	$1.41	431,000

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

	Options Issued	Options Issued
	to Employees	to Directors

Options Issued	100,000	12,000
Dividend Yield	—	—
Expected Volatility	65.00%	65.00%
Risk free interest rate	4.51%	4.42%
Expected life in years	5.75	3.25
Forfeiture rate	5.00%	5.00%

For fiscal year 2008, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Cost of	Marketing &
	Products	Administrative	Total
	Sold	Expenses	Expense

Options granted in fiscal year 2007	$50	$158	$208
Options granted in fiscal year 2008	23	59	82
Unvested options at April 2, 2007	—	3	3

Total stock option compensation	$73	$220	$293

A summary of stock options outstanding and exercisable at March 30, 2008 is as follows:

			Weighted Avg.		Weighted Avg.
	Number	Weighted Avg.	Exercise Price	Number of	Exercise Price
	of Options	Remaining	of Options	Shares	of Shares
Range of Exercise Prices	Outstanding	Contractual Life	Outstanding	Exercisable	Exercisable

$0.18-$0.66	107,830	4.96	$0.60	104,500	$0.60
$0.71	133,250	4.41	$0.71	133,250	$0.71
$1.06-$2.31	90,250	2.22	$1.40	90,250	$1.40
$3.15	208,000	8.22	$3.15	103,000	$3.15
$3.90-$4.08	112,000	8.85	$4.08	—	$—

	651,330			431,000

As of March 30, 2008, total unrecognized stock-option compensation costs amounted to $294,000. Unvested stock option compensation costs will be recognized as the underlying stock options vest over a period of up to two years. The amount of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee that has received stock options that are unvested as of such employee’s termination date. The aggregate intrinsic value of options outstanding and options exercisable at March 30, 2008 was $1.0 million.

Non-vested Stock:  The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the quoted closing price of the Company’s common stock on the date of grant. All non-vested stock granted under the 2006 Plan vests based upon continued service.

During the quarter ended October 1, 2006, the Company granted 375,000 shares of non-vested stock with a fair value of $3.15 as of the date of the stock grants. These shares have four-year cliff vesting. The Company recognized $295,000 of compensation expense related to these non-vested stock grants in the fiscal year ended March 30, 2008,

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

which was included in marketing and administrative expenses in the accompanying consolidated statements of income. The deferred amount of these non-vested stock grants is being amortized by monthly charges to earnings over the remaining portion of the vesting period.

At March 30, 2008, the amount of unrecognized compensation expense related to these stock grants amounted to $714,000. The amount of compensation expense related to non-vested stock grants to be recognized in future periods will be affected by any future non-vested stock grants and by the separation from the Company of any employee who has received non-vested stock grants that are unvested as of such employee’s separation date.

Note 11 —	Treasury Stock

In June 2007, the board of directors of the Company created a capital committee and authorized the committee to adopt a program that would allow the Company to spend an aggregate of up to $6 million to repurchase shares of the Company’s common stock from July 1, 2007 through July 1, 2008. Pursuant to this program, the Company repurchased 562,647 shares during the fiscal year ended March 30, 2008, at a cost of $2.1 million.

Note 12 —	Major Customers

The table below indicates customers representing more than 10% of sales.

	Fiscal Year
	2008	2007

Wal-Mart Stores, Inc.	44%	39%
Toys R Us	18%	23%
Target Corporation	15%	16%

Note 13 —	Commitments and Contingencies

Total rent expense was $1.5 million and $1.6 million for the years ended March 30, 2008 and April 1, 2007, respectively. Total royalty expense, net of royalty income, was $4.9 million and $4.3 million for fiscal years 2008 and 2007, respectively. The Company’s aggregate commitment for minimum guaranteed lease payments is $1.6 million, $0.7 million, $0.6 million and $0.2 million for fiscal years 2009, 2010, 2011 and 2012, respectively.

The Company is a party to various routine legal proceedings primarily involving commercial claims and workers’ compensation claims. While the outcome of these routine claims and legal proceedings cannot be predicted with certainty, management believes that the outcomes of such proceedings in the aggregate, even if determined adversely, would not have a material adverse affect on our consolidated financial position, results of operations or cash flows.