Form 10-Q
period 2008-06-29
CROWN CRAFTS INC
filed 2008-08-13
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.01 par value, of the registrant outstanding as of July 25, 2008 was 9,360,646.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 29, 2008 and March 30, 2008
(amounts in thousands, except share and per share amounts)

	June 29, 2008	March 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,074	$7,930
Accounts receivable (net of allowances of $1,175 at June 29, 2008 and $1,268 at March 30, 2008):
Due from factor	13,423	16,081
Other	2,328	2,197
Inventories, net	17,846	13,777
Prepaid expenses	931	1,064
Assets held for sale	663	663
Deferred income taxes	962	885

Total current assets	46,227	42,597
Property, plant and equipment — at cost:
Land, buildings and improvements	203	203
Machinery and equipment	2,298	2,241
Furniture and fixtures	755	742

	3,256	3,186
Less accumulated depreciation	2,683	2,597

Property, plant and equipment — net	573	589
Other assets:
Goodwill, net	22,884	22,884
Intangible assets, net	6,847	7,276
Other	183	131

Total other assets	29,914	30,291

Total Assets	$76,714	$73,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,307	$5,614
Accrued wages and benefits	1,548	1,179
Accrued royalties	1,344	1,023
Other accrued liabilities	671	711
Current maturities of long-term debt	2,500	2,504

Total current liabilities	14,370	11,031
Non-current liabilities:
Long-term debt	22,010	22,311
Deferred income taxes	239	402

Total non-current liabilities	22,249	22,713

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,039,942 shares at June 29, 2008 and March 30, 2008	100	100
Additional paid-in capital	39,412	39,247
Treasury stock — at cost — 679,296 shares at June 29, 2008 and 562,647 at March 30, 2008	(2,493)	(2,071)
Retained earnings	3,076	2,457

Total shareholders’ equity	40,095	39,733

Total Liabilities and Shareholders’ Equity	$76,714	$73,477

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three-Month Periods Ended June 29, 2008 and July 1, 2007
(amounts in thousands, except per share amounts)

	Three Months Ended
	June 29, 2008	July 1, 2007
Net sales	$19,755	$15,360
Cost of products sold	15,517	11,054

Gross profit	4,238	4,306
Marketing and administrative expenses	2,906	2,404

Income from operations	1,332	1,902
Other income (expense):
Interest expense	(327)	(112)
Other — net	12	(35)

Income before income taxes	1,017	1,755
Income tax expense	392	676

Income from continuing operations after income taxes	625	1,079
Loss from discontinued operations — net of income taxes	(6)	(94)

Net income	$619	$985

Weighted average shares outstanding — basic	9,415	10,004

Weighted average shares outstanding — diluted	9,677	10,297

Basic earnings per share:
Income from continuing operations	$0.07	$0.11
Loss from discontinued operations	(0.00)	(0.01)

Total basic earnings per share	$0.07	$0.10

Diluted earnings per share:
Income from continuing operations	$0.06	$0.11
Loss from discontinued operations	(0.00)	(0.01)

Total diluted earnings per share	$0.06	$0.10

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended June 29, 2008 and July 1, 2007
(amounts in thousands)

	Three Months Ended
	June 29, 2008	July 1, 2007
Operating activities:
Net income	$619	$985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	88	83
Amortization of intangibles	434	18
Deferred income taxes	(240)	503
Loss on sale of property, plant and equipment	1	8
Discount accretion	59	55
Stock-based compensation	165	126
Changes in assets and liabilities:
Accounts receivable	2,527	1,390
Inventories, net	(4,069)	(4,408)
Prepaid expenses	133	103
Other assets	(57)	15
Accounts payable	2,693	3,532
Accrued liabilities	650	837

Net cash provided by operating activities	3,003	3,247

Investing activities:
Capital expenditures	(72)	(61)
Proceeds from disposition of assets	—	13

Net cash used in investing activities	(72)	(48)

Financing activities:
Payments on long-term debt	(629)	(6)
Borrowings (repayments) under revolving line of credit, net	264	(2,742)
Purchase of treasury stock	(422)	—

Net cash used in financing activities	(787)	(2,748)

Net increase in cash and cash equivalents	2,144	451
Cash and cash equivalents at beginning of period	7,930	33

Cash and cash equivalents at end of period	$10,074	$484

Supplemental cash flow information:

Income taxes paid	$602	$15
Interest paid	213	63
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE -MONTH PERIODS ENDED JUNE 29, 2008 AND JULY 1, 2007
1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) as of June 29, 2008 and the results of its operations and cash flows for the period presented. Such adjustments include normal, recurring accruals. Operating results for the three-month period ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending March 29, 2009. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended March 30, 2008.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company has a certain amount of discontinued finished goods which necessitate the establishment of inventory reserves which are highly subjective. Actual results could differ from those estimates.

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

The following table sets forth the computation of basic and diluted net income per common share for the three-month periods ended June 29, 2008 and July 1, 2007.

	Three-months	Three-months
	ended	ended
	June 29, 2008	July 1, 2007
	(Amounts in thousands, except per share data)

Income from continuing operations	$625	$1,079
Loss from discontinued operations	(6)	(94)

Net income, basic and diluted	$619	$985

Weighted average number of shares outstanding
Basic	9,415	10,004
Effect of dilutive securities	262	293

Diluted	9,677	10,297

Earnings per common share
Basic
Continuing operations	$0.07	$0.11
Discontinued operations	(0.00)	(0.01)

Total	$0.07	$0.10

Earnings per common share
Diluted
Continuing operations	$0.06	$0.11
Discontinued operations	(0.00)	(0.01)

Total	$0.06	$0.10

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
The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset may be impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill is stated net of accumulated amortization of $6.4 million at June 29, 2008 and March 30, 2008. On April 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As a result, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. The Company has determined that the fair value of its goodwill exceeded the recorded value at April 2, 2007 and March 31, 2008.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses, net of royalty income, included in cost of sales amounted to $1.3 million and $0.9 million for the three-month periods ended June 29, 2008 and July 1, 2007, respectively.

Recently Issued Accounting Standards: In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On April 2, 2007, the Company adopted the provisions of FIN 48. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for the years ended April 3, 2005, April 2, 2006, April 1, 2007, and March 30, 2008, the years which remain subject to examination by major tax jurisdictions as of June 29, 2008. The Company’s policy is to accrue interest expense and penalties as appropriate on its estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for a reporting entity to measure fair value in GAAP, and expands disclosure requirements related to fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however, the Company does not anticipate that it will materially impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS No. 159; therefore, the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

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

The Company recorded $165,000 of share-based compensation during the three-month period ended June 29, 2008, which affected basic and diluted earnings per share by $0.02. The Company recorded $126,000 of stock-based compensation during the quarter ended July 1, 2007, which affected basic and diluted earnings per share by $0.01. No share-based compensation costs were capitalized as part of the cost of an asset as of June 29, 2008.
Stock Options: The following table represents stock option activity for fiscal year 2009:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding
Outstanding at March 30, 2008	$2.15	651,330
Granted	3.58	200,000
Exercised	—	—
Forfeited	—	—

Outstanding at June 29, 2008	$2.48	851,330

Exercisable at June 29, 2008	$1.41	431,000

During the quarter ended June 29, 2008, the Company granted 200,000 non-qualified stock options at the market price at the date of grant, which options vest over a two-year period, assuming continued service. The following weighted-average assumptions were used for the stock options granted during the quarter ended June 29, 2008.

Options
Issued to
Employees
Options Issued	200,000
Dividend Yield	—
Expected Volatility	60.00%
Risk free interest rate	3.54%
Expected life in years	5.75
Forfeiture rate	5.00%
For the three -month period ended June 29, 2008, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Cost of	Marketing &
	Products	Administrative	Total
	Sold	Expenses	Expense
Options granted in fiscal year 2007	$11	$37	$48
Options granted in fiscal year 2008	9	23	32
Options granted in fiscal year 2009	3	7	10
Unvested options at April 3, 2006	—	1	1

Total stock option compensation	$23	$68	$91

For the quarter ended July 1, 2007, the Company recognized $52,000 of compensation expenses associated with stock options, of which $12,000 was included in cost of products sold and $40,000 was included in marketing and administrative expenses.

Non-vested Stock: The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the quoted closing price of the Company’s common stock on the date of grant. All non-vested stock granted under the 2006 Plan vests based upon continued service.

During the quarter ended October 1, 2006, the Company granted 375,000 shares of non-vested stock with a fair value of $3.15 as of the date of the stock grants. These shares have four-year cliff vesting. The Company recognized $74,000 of compensation expense related to these non-vested stock grants during each of the three-month periods ended June 29, 2008 and July 1, 2007, which was included in marketing and administrative expenses in the accompanying consolidated statements of income. The deferred amount of these non-vested stock grants is being amortized by monthly charges to earnings over the remaining portion of the vesting period.

At June 29, 2008, the amount of unrecognized compensation expense related to these stock grants amounted to $640,000. The amount of compensation expense related to non-vested stock grants to be recognized in future periods will be affected by any future non-vested stock grants and by the separation from the Company of any employee who has received non-vested stock grants that are unvested as of such employee’s separation date.

3.	Inventory: Major classes of inventory were as follows (in thousands):

	June 29, 2008	March 30, 2008
Raw Materials	$48	$40
Work in Process	—	—
Finished Goods	17,798	13,737

Total inventory	$17,846	$13,777

Inventory is recorded net of reserves for inventories classified as irregular or discontinued of $0.4 million at June 29, 2008 and $0.3 million at March 30, 2008.

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

Long-term debt: At June 29, 2008 and March 30, 2008, long term debt consisted of (in thousands):

	June 29,	March 30,
	2008	2008
Revolving line of credit	$17,647	$17,383
Term loan	3,542	4,167
Non-interest bearing notes	4,000	4,000
Original issue discount	(679)	(739)
Capital leases	—	4

	24,510	24,815
Less current maturities	2,500	2,504

	$22,010	$22,311

     The Company’s credit facilities at June 29, 2008 include the following:
Revolving Line of Credit of up to $26 million, including a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 1.00% (4.00% at June 29, 2008) for base rate borrowings or LIBOR plus 2.25% (4.63% at June 29, 2008), maturing on July 11, 2010 and secured by a first lien on all assets of the Company. There was a balance of $17.6 million on the revolving line of credit at June 29, 2008, and the Company had $4.5 million available under the revolving line of credit based on eligible accounts receivable and inventory balances as of June 29, 2008. As of June 29, 2008, letters of credit of $0.5 million were outstanding against the $1.5 million sub-limit for letters of credit.
The financing agreement for the $26 million revolving line of credit contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of June 29, 2008.
Term Loan of an original amount of $5 million, with an interest rate of prime plus 0.5% (5.50% at June 29, 2008) and requiring equal monthly installments of principal until final maturity on November 1, 2009.
Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $0.7 million is included in the consolidated balance sheet as of June 29, 2008.

     Minimum annual maturities are as follows (in thousands):

Fiscal	Revolver	Term Loan	Sub Notes	Total
2009	—	$1,875	—	$1,875
2010	—	1,667	—	1,667
2011	$17,647	—	$2,000	19,647
2012	—	—	2,000	2,000

Total	$17,647	$3,542	$4,000	$25,189

5.	Acquisitions

Kimberly Grant: On December 29, 2006, Crown Crafts Infant Products, Inc. (“CCIP”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Kimberly Grant, Inc., a designer of various infant and toddler products. The purchase price consisted of $550,000 paid at closing and $50,000 paid upon renewal of the acquired “Kimberly Grant” trademark.

The assets acquired were limited to certain intangible assets, the fair values of which were determined by the Company. The Company’s resulting allocation of the purchase price, the estimated useful life of the assets acquired, the accumulated amortization and the amortization expense as of and for the three-month period ended June 29, 2008 is as follows:

				Aggregate
				Amortization
				Expense
	Gross	Estimated		three-months
	Carrying	Useful	Accumulated	ended
	Amount	Life	Amortization	June 29, 2008
Tradename	$466,387	15 years	$46,645	$7,773
Existing designs	35,924	1 year	35,924	—
Non-compete	97,689	15 years	9,723	1,629

Totals	$600,000		$92,292	$9,402

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

The fair values of the intangible assets acquired were determined by the Company. The Company’s allocation of the intangible assets acquired, their estimated useful life, the accumulated amortization and the amortization expense as of and for the year ended June 29, 2008 is as follows:

				Aggregate
				Amortization
				Expense
	Gross	Estimated		three-months
	Carrying	Useful	Accumulated	ended
	Amount	Life	Amortization	June 29, 2008
Licenses & existing designs	$1,655,188	2 years	$551,732	$206,898
Licenses & future designs	1,846,822	4 years	307,822	115,425
Non-compete	114,981	4 years	19,181	7,185
Customer relationships	3,817,538	10 years	254,482	95,439

Totals	$7,434,529		$1,133,217	$424,947

Amortization expense related to acquisitions affected basic and diluted earnings per share by $0.04.

The Springs Global baby products line represented less than 2% of the total revenues of Springs Global, and separate financial statements for the baby products line were not historically prepared. Nonetheless, in connection with the acquisition, the management of Springs Global furnished to the Company unaudited, abbreviated statements of revenues and direct expenses with respect to the baby products line of Springs Global for the nine-month period ended September 29, 2007 and the twelve-month period ended December 30, 2006. These statements excluded charges for corporate overhead, interest expense and income taxes, but included estimates of charges for customer service, cash management, purchasing, accounting and information technology services that were directly charged to the baby products line and/or allocated to it based on a relative percentage of sales in the baby products line to the total sales of Springs Global. The periods covered by these statements are not coterminous with the Company’s fiscal periods. Additionally, such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Springs Global baby products line had been a separate entity, or if the business had been owned and operated by the Company. Certain of the Company’s costs incurred to operate the Springs Global baby products line are anticipated to be less than those incurred by Springs Global; however, no reliably verifiable information is available to adjust the estimated results of operations of the Springs Global baby products line, and no pro forma adjustments have been made to give effect to these anticipated reduced costs.

For pro forma purposes, the revenues and expenses reported by the Springs Global baby products line for the three-month period ended March 31, 2007 (derived on a pro rata basis using the nine-month period ended September 29, 2007 because the Company does not have Springs Global’s actual results of operations for the period ended March 31, 2007) were combined with the revenues and expenses reported by the Company for the three-month period ended July 1, 2007 and adjusted for pro rata estimates of the Company’s revenues and expenses related to these products.

The following unaudited proforma financial information presents a summary of the Company’s consolidated results of operations for the three-month period ended July 1, 2007, as if the acquisition of the baby products line from Springs Global had occurred on April 2, 2007. This proforma financial information includes adjustments to reflect the amortization of the intangible assets acquired and an estimate of the interest expense that would have been incurred, but is not otherwise necessarily indicative of the consolidated results of operations that would have been reported by the Company if the acquisition had occurred on April 2, 2007 (in thousands):

Three-Month
Period Ended
July 1, 2007
(Unaudited)

Net sales	$21,369
Total operating expenses	19,907

Income from continuing operations	$739

Earnings per share:
Basic	$0.07

Diluted	$0.07

6.	Discontinued Operations: On February 2, 2007, the Company announced that it would liquidate Churchill Weavers, Inc. (“Churchill”). During the first quarter of fiscal year 2008, Churchill’s operations ceased and all employees were terminated. The Company is actively marketing Churchill’s land and building for sale. The property has been appraised at greater than net book value. In accordance with accounting guidelines, the property is classified as assets held for sale in the consolidated balance sheets, and the operations of Churchill are classified as discontinued operations in the consolidated statements of income.

7.	Treasury Stock: In June 2007, the board of directors of the Company created a capital committee and authorized the committee to adopt a program that would allow the Company to spend an aggregate of up to $6 million to repurchase shares of the Company’s common stock from July 1, 2007 through July 1, 2008. Pursuant to this program, the Company repurchased 116,649 shares during the three-month period ended June 29, 2008, at a cost of $422,000.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company operates indirectly through its subsidiaries, Crown Crafts Infant Products, Inc. and Hamco, Inc., primarily in the infant and toddler products segments within the consumer products industry. The Company’s offices are located in Compton, California; Gonzales, Louisiana; Rogers, Arkansas; and Roslyn Heights, New York.
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
RESULTS OF OPERATIONS
The following table contains results of operations data for the three-month periods ended June 29, 2008 and July 1, 2007 and the dollar and percentage variances among those periods.

	Three-Month Period Ended
	June 29, 2008	July 1, 2007	$ change	% change
	Dollars in thousands
Net sales by category
Bedding, blankets and accessories	$16,307	$11,406	$4,901	43.0%
Bibs and bath	3,448	3,954	(506)	-12.8%
Total net sales	19,755	15,360	4,395	28.6%
Cost of products sold	15,517	11,054	4,463	40.4%
Gross profit	4,238	4,306	(68)	-1.6%
% of net sales	21.5%	28.0%
Marketing and administrative expenses	2,906	2,404	502	20.9%
% of net sales	14.7%	15.7%
Interest expense	327	112	215	192.0%
Other income (expense)	12	(35)	47	-134.3%
Income tax expense	392	676	(284)	-42.0%
Income from continuing operations after taxes	625	1,079	(454)	-42.1%
Discontinued operations — net of taxes	(6)	(94)	88	-93.6%
Net income	619	985	(366)	-37.2%
% of net sales	3.1%	6.4%
Net Sales: Sales of bedding, blankets and accessories increased for the three-month period of fiscal year 2009 as compared to the same period in fiscal year 2008. Sales increased by $4.7 million due to the acquisition of the baby products line of Springs Global on November 5, 2007, and increased by $3.7 million due to shipments of new bedding and blanket programs. These increases were offset by $2.4 million in lower replenishment orders or discontinued programs and a $1.1 million decrease resulting from initial shipments made in the first quarter of fiscal year 2008.
Bib and bath sales decreased for the three-month period of fiscal year 2009 as compared to the same period in fiscal year 2008. Sales decreased by $0.8 million due to programs that were discontinued or had lower replenishment orders. Offsetting this decrease was an increase of $0.3 million related to sales of new designs and promotions.

Gross Profit: Gross profit decreased in both amount and as a percentage of net sales for the three-month period of fiscal year 2009 as compared to the same period of fiscal year 2008. The decrease is due primarily to a change from a favorable burden deferral of $427,000 for the three-month period ended July 1, 2007 to an unfavorable burden deferral of $48,000 for the current year period. Also, the standard cost of sales increased in the current year primarily as a result of increased acquisition-related amortization expense of $320,000. In addition, royalty expense increased approximately $490,000 primarily related to the Springs Global acquisition and new licensed programs.
Marketing and Administrative Expenses: Marketing and administrative expenses for the three-month period of fiscal year 2009 increased in amount but decreased as a percentage of net sales as compared to the same period of fiscal year 2008. The Company incurred approximately $180,000 in expenses associated with the Governance and Standstill Agreement entered into on July 1, 2008 with Wynnefield Small Cap Value, L.P. and its affiliates. In addition, the Company experienced increased salaries of approximately $155,000 and increased amortization of approximately $96,000 as the Company integrated the Springs Global acquisition. The decrease in marketing and administrative expenses as a percentage of net sales excluding the aforementioned factors is a direct result of the increase in net sales.
Interest Expense: The increase in interest expense for the three-month period of fiscal year 2009 as compared to the same period in fiscal year 2008 is due to a higher revolving line of credit balance and a new term loan executed in conjunction with the acquisition of the baby products line from Springs Global on November 5, 2007.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $3.0 million for the three-month period ended June 29, 2008, compared to net cash provided by operating activities of $3.2 million for the three-month period ended July 1, 2007. The change in cash provided by operating activities was primarily due to changes in deferred income tax, accounts payable and accrued liability balances, offset by changes in accounts receivable and inventory balances. Net cash used in investing activities was $72,000 during the three-month period ended June 29, 2008 compared to net cash used in investing activities of $48,000 in the prior year period. Net cash used in financing activities was $0.8 million during the three-month period ended June 29, 2008 compared to net cash used in financing activities of $2.7 million in the prior year period. Cash used in the current year was primarily for payments on long-term debt and treasury stock purchases offset by borrowings on the revolving line of credit. Cash used in the prior year was primarily payments on the revolving line of credit. Total debt outstanding increased to $24.5 million at June 29, 2008, from $3.1 million at July 1, 2007. The increase is primarily due to debt incurred to purchase the baby products line from Springs Global and borrowings on the revolving line of credit drawn down due to uncertainties in the United States credit markets. As of June 29, 2008, letters of credit of $0.5 million were outstanding against the $1.5 million sub-limit for letters of credit associated with the Company’s $26 million revolving credit facility. Based on eligible accounts receivable and inventory balances as of June 29, 2008, the Company had revolving credit availability of $4.5 million.
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
To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreement, which expires in July 2010, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 4.00% at June 29, 2008, until payment is received. The factor bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor may at any time terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company must either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

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
During the quarter ended June 29, 2008, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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
Item 1A — Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in the Company’s Form 10-K for the year ended March 30, 2008.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Issuer Purchases of Equity Securities.
The table below sets forth information regarding the Company’s repurchases of its outstanding common stock during the three-month period ended June 28, 2008.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of		Part of Publicly	May Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share (1)	Programs (2)	Programs (2)

March 31, 2008 through May 4, 2008	52,895	$3.50	52,895	$3,743,851
May 5, 2008 through June 1, 2008	35,495	$3.60	35,495	$3,615,918
June 2, 2008 through June 29, 2008	28,259	$3.84	28,259	$3,507,284

Total	116,649	$3.62	116,649	$3,507,284

(1)	Includes broker fees of $0.03 per share.

(2)	In June 2007, the Company’s board of directors formed a Capital Committee which is authorized to cause the Company to spend up to $6 million in the aggregate to repurchase from its stockholders shares of the outstanding common stock of the Company between July 1, 2007 and July 1, 2008 and to determine the terms and conditions under which any such repurchases would be made. During the three-month period ended September 30, 2007, 84,855 shares were repurchased at an average price per share, including broker fees, of $3.95. During the three-month period ended December 30, 2007, 140,353 shares were repurchased at an average price per share, including broker fees, of $3.70. During the three-month period ended March 30, 2008, 337,439 shares were repurchased at an average price per share, including broker fees, of $3.61.

The authorization period for the repurchase of shares ended on July 1, 2008. There were no shares repurchased subsequent to June 29, 2008.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     None.

Item 6 — Exhibits

Exhibit No.	Exhibit
10.1	Governance and Standstill Agreement dated July 1, 2008 by and among Crown Crafts, Inc., Wynnefield Small Cap Value, L.P., Wynnefield Partners Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Channel Partnership II, L.P., Nelson Obus and Joshua Landes (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 1, 2008.

(2)	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.
Date: August 13, 2008	/s/ Amy Vidrine Samson
AMY VIDRINE SAMSON
Chief Financial Officer (duly authorized signatory and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit
10.1	Governance and Standstill Agreement dated July 1, 2008 by and among Crown Crafts, Inc., Wynnefield Small Cap Value, L.P., Wynnefield Partners Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Channel Partnership II, L.P., Nelson Obus and Joshua Landes (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 1, 2008.

(2)	Filed herewith.