Form 10-Q
period 2008-09-28
CROWN CRAFTS INC
filed 2008-11-12
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 28, 2008 was 9,285,645.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 28, 2008 and March 30, 2008
(amounts in thousands, except share and per share amounts)

	September 28, 2008
	(Unaudited)	March 30, 2008

ASSETS

Current assets:
Cash and cash equivalents	$12,096	$7,930
Accounts receivable (net of allowances of $1,413 at September 28, 2008 and $1,268 at March 30, 2008):
Due from factor	15,136	16,081
Other	3,391	2,197
Inventories, net	14,884	13,777
Prepaid expenses	818	1,064
Assets held for sale	644	663
Deferred income taxes	781	885

Total current assets	47,750	42,597
Property, plant and equipment — at cost:
Land, buildings and improvements	203	203
Machinery and equipment	2,357	2,241
Furniture and fixtures	755	742

	3,315	3,186
Less accumulated depreciation	2,754	2,597

Property, plant and equipment — net	561	589
Other assets:
Goodwill, net	22,884	22,884
Intangible assets, net	6,352	7,276
Other	190	131

Total other assets	29,426	30,291

Total Assets	$77,737	$73,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,688	$5,614
Accrued wages and benefits	905	1,179
Accrued royalties	1,671	1,023
Other accrued liabilities	502	711
Current maturities of long-term debt	2,500	2,504

Total current liabilities	11,266	11,031
Non-current liabilities:
Long-term debt	25,018	22,311
Deferred income taxes	101	402

Total non-current liabilities	25,119	22,713

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,044,941 shares at September 28, 2008 and 10,039,942 shares at March 30, 2008	100	100
Additional paid-in capital	39,634	39,247
Treasury stock — at cost — 679,296 shares at September 28, 2008 and 562,647 shares at March 30, 2008	(2,493)	(2,071)
Retained earnings	4,111	2,457

Total shareholders’ equity	41,352	39,733

Total Liabilities and Shareholders’ Equity	$77,737	$73,477

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six-Month Periods Ended September 28, 2008 and September 30, 2007
(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Net sales	$23,759	$17,111	$43,514	$32,471
Cost of products sold	18,904	13,148	34,421	24,202

Gross profit	4,855	3,963	9,093	8,269
Marketing and administrative expenses	2,973	2,972	5,879	5,376

Income from operations	1,882	991	3,214	2,893
Other income (expense):
Interest expense	(308)	(119)	(635)	(231)
Other — net	38	11	50	(24)

Income before income taxes	1,612	883	2,629	2,638
Income tax expense	614	337	1,006	1,013

Income from continuing operations after income taxes	998	546	1,623	1,625
Income (loss) from discontinued operations — net of income taxes	37	(5)	31	(98)

Net income	$1,035	$541	$1,654	$1,527

Weighted average shares outstanding — basic	9,363	9,990	9,389	9,997

Weighted average shares outstanding — diluted	9,635	10,285	9,662	10,295

Basic earnings per share:
Income from continuing operations	$0.11	$0.05	$0.18	$0.16
Income (loss) from discontinued operations	—	—	—	(0.01)

Total basic earnings per share	$0.11	$0.05	$0.18	$0.15

Diluted earnings per share:
Income from continuing operations	$0.11	$0.05	$0.17	$0.16
Income (loss) from discontinued operations	—	—	—	(0.01)

Total diluted earnings per share	$0.11	$0.05	$0.17	$0.15

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended September 28, 2008 and September 30, 2007
(amounts in thousands)

	Six Months Ended
	September 28,	September 30,
	2008	2007
Operating activities:
Net income	$1,654	$1,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	161	171
Amortization of intangibles	877	37
Deferred income taxes	(197)	787
(Gain) loss on sale of property, plant and equipment	(66)	8
Discount accretion	120	112
Stock-based compensation	382	277
Changes in assets and liabilities:
Accounts receivable	(191)	898
Inventories, net	(1,106)	(2,846)
Prepaid expenses	245	316
Other assets	(70)	11
Accounts payable	74	2,262
Accrued liabilities	165	45

Net cash provided by operating activities	2,048	3,605

Investing activities:
Capital expenditures	(135)	(92)
Proceeds from disposition of assets	86	14

Net cash used in investing activities	(49)	(78)

Financing activities:
Payments on long-term debt	(1,254)	(11)
Borrowings (repayments) under revolving line of credit, net	3,837	(2,742)
Purchase of treasury stock	(422)	(335)
Issuance of common stock	6	13

Net cash provided by (used in) financing activities	2,167	(3,075)

Net increase in cash and cash equivalents	4,166	452
Cash and cash equivalents at beginning of period	7,930	33

Cash and cash equivalents at end of period	$12,096	$485

Supplemental cash flow information:
Income taxes paid	$1,218	$382
Interest paid	439	123

Noncash investing activity:
Adjustment to purchase price of Springs Baby Products from resolution of pre-acquisition contingency	(58)	—
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007
1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) as of September 28, 2008 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals. Operating results for the three and six-month periods ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ending March 29, 2009. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended March 30, 2008.

Revenue Recognition: Sales are recorded when goods are shipped to customers and are reported net of allowances for estimated returns and allowances in the consolidated statements of income. Allowances for returns are estimated based on historical rates. Allowances for returns, advertising allowances, warehouse allowances and volume rebates are recorded commensurate with sales activity and the cost of such allowances are netted against sales in reporting the results of operations. Shipping and handling costs, net of amounts reimbursed by customers, are included in net sales.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the consolidated statements of income and cash flows. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company has a certain amount of discontinued finished goods which necessitate the establishment of inventory reserves which are highly subjective. Actual results could differ from those estimates.

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

The Company reviews the carrying value of goodwill annually and sooner if facts and circumstances suggest that the asset has been impaired. Impairment of goodwill and write-downs, if any, are measured based on estimates of future cash flows. Goodwill of $22.9 million is stated net of accumulated amortization of $6.4 million at September 28, 2008 and March 30, 2008. On April 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result, the Company discontinued amortizing goodwill but continued to amortize other long-lived intangible assets. In lieu of amortization, the Company is required to perform an annual impairment review of its goodwill. The Company has determined that the fair value of its goodwill exceeded the recorded value at April 2, 2007 and March 31, 2008.

Provisions for Income Taxes: The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the change during the fiscal years in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of any change in statutory tax rates is recognized in income in the period that includes the enactment date.

The Company’s provision for income taxes is based upon an effective tax rate of 39.0%, which is the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes (net of federal tax benefit) in the various states in which the Company operates.
Beginning with the Company’s adoption on April 2, 2007 of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Tax years still open to general examination or other adjustment as of September 28, 2008 include tax years ended April 3, 2005, April 2, 2006, April 1, 2007, and March 30, 2008. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses, net of royalty income, included in cost of sales amounted to $3.0 million and $1.8 million for the six-month periods ended September 28, 2008 and September 30, 2007, respectively.

Earnings Per Share: Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of income for all entities with complex capital structures. Earnings per common share are based on the weighted average number of shares outstanding during the period. Basic and diluted weighted average shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options would be used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options.

The following table sets forth the computation of basic and diluted net income per common share for the three and six-month periods ended September 28, 2008 and September 30, 2007.

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)

Income from continuing operations	$998	$546	$1,623	$1,625
Income (loss) from discontinued operations	37	(5)	31	(98)

Net income, basic and diluted	$1,035	$541	$1,654	$1,527

Weighted average number of shares outstanding
Basic	9,363	9,990	9,389	9,997
Effect of dilutive securities	272	295	273	298

Diluted	9,635	10,285	9,662	10,295

Earnings per common share
Basic
Continuing operations	$0.11	$0.05	$0.18	$0.16
Discontinued operations	—	—	—	(0.01)

Total	$0.11	$0.05	$0.18	$0.15

Earnings per common share
Diluted
Continuing operations	$0.11	$0.05	$0.17	$0.16
Discontinued operations	—	—	—	(0.01)

Total	$0.11	$0.05	$0.17	$0.15

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as advertising and warehouse allowances and volume rebates. These deductions are recorded throughout the year commensurate with sales activity. Funding of the majority of the Company’s allowances occurs on a per-invoice basis.

The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, markdowns and warehouse and other allowances. Consistent with the guidance provided in Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), by the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”), all such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities. When a customer requests deductions, the allowances are reduced to reflect such payments.

The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to appropriate levels. The timing of the customer initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity.

Recently Issued Accounting Standards: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for a reporting entity to measure fair value in GAAP, and expands disclosure requirements related to fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however, the Company does not anticipate that it will materially impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, on March 31, 2008, the Company adopted the provisions of SFAS No. 159. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS No. 159; therefore, the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

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

The Company recorded $217,000 and $382,000 of share-based compensation expense during the three and six-month periods ended September 28, 2008, which affected basic and diluted earnings per share by $0.02 and $0.04, respectively. The Company recorded $152,000 and $277,000 of share-based compensation expense during the three and six-month periods ended September 30, 2007, which affected basic and diluted earnings per share by $0.02 and $0.03, respectively. No share-based compensation costs have been capitalized as part of the cost of an asset as of September 28, 2008.

Stock Options: The following table represents stock option activity for fiscal year 2009:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding
Outstanding at March 30, 2008	$2.15	651,330
Granted	3.58	200,000
Exercised	3.57	(4,999)
Forfeited	3.77	(3,000)

Outstanding at September 28, 2008	$2.49	843,331

Exercisable at September 28, 2008	$1.97	588,331

During the quarter ended June 29, 2008, the Company granted 200,000 non-qualified stock options to certain employees at the closing price of the Company’s common stock on the date of grant, which options vest over a two-year period, assuming continued service. The following assumptions were used for the stock options granted during the quarter ended June 29, 2008:

Dividend Yield	—
Expected Volatility	55.00%
Risk free interest rate	3.54%
Expected life in years	5.75
Forfeiture rate	5.00%
For the three and six-month periods ended September 28, 2008, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month period			Six-month period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
	Sold	Expenses	Expense	Sold	Expenses	Expense
Options granted in fiscal year 2007	$12	$36	$48	$23	$73	$96
Options granted in fiscal year 2008	11	26	37	20	49	69
Options granted in fiscal year 2009	12	37	49	15	44	59
Unvested options at April 3, 2006	—	(1)	(1)	—	—	—

Total stock option compensation	$35	$98	$133	$58	$166	$224

For the three and six-month periods ended September 30, 2007, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month period			Six-month period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
	Sold	Expense	Expense	Sold	Expense	Expense

Option grants in fiscal year 2007	$15	$46	$61	$26	$85	$111
Option grants in fiscal year 2008	5	12	17	5	12	17
Unvested options at April 3, 2006	—	—	—	—	1	1

Total stock option compensation	$20	$58	$78	$31	$98	$129

Non-vested Stock: The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of grant. All non-vested stock granted under the 2006 Plan vests based upon continued service.

On August 25, 2006, the Company granted 375,000 shares of non-vested stock to certain employees with a fair value of $3.15 as of the date of the stock grants. These shares have four-year cliff vesting. The Company recognized $74,000 and $148,000 of compensation expense related to these non-vested stock grants during each of the three and six-month periods ended September 28, 2008 and September 30, 2007, respectively, which was included in marketing and administrative expenses in the accompanying consolidated statements of income. The deferred amount of these non-vested stock grants is being amortized by monthly charges to earnings over the remaining portion of the vesting period.

At September 28, 2008, the amount of unrecognized compensation expense related to these stock grants amounted to $566,000. The amount of compensation expense related to non-vested stock grants to be recognized in future periods will be affected by any future non-vested stock grants and by the separation from the Company of any of these employees whose stock grants are unvested as of such employee’s separation date.

During the quarter ended September 28, 2008, the Company granted 30,000 shares of non-vested stock to its non-employee directors with a fair value of $3.87 as of the date of the stock grants. These shares vest over a two-year period. The Company recognized $10,000 of compensation expense related to these non-vested stock grants during the quarter ended September 28, 2008, which was included in marketing and administrative expenses in the accompanying consolidated statements of income. The deferred amount of these non-vested stock grants is being amortized by monthly charges to earnings over the remaining portion of the vesting period.

At September 28, 2008, the amount of unrecognized compensation expense related to these stock grants amounted to $106,000. The amount of compensation expense related to non-vested stock grants to be recognized in future periods will be affected by any future non-vested stock grants and by the discontinuance of service on the Company’s board of any of these non-employee directors whose stock grants are unvested as of the date of such non-employee director’s discontinued service.

3.	Inventory: Major classes of inventory were as follows (in thousands):

	September 28, 2008	March 30, 2008
Raw Materials	$42	$40
Finished Goods	14,842	13,737

Total inventory	$14,884	$13,777

Inventory is recorded net of reserves for inventories classified as irregular or discontinued of $0.4 million at September 28, 2008 and $0.3 million at March 30, 2008.

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

Long-term debt: At September 28, 2008 and March 30, 2008, long term debt consisted of (in thousands):

	September 28,	March 30,
	2008	2008
Revolving line of credit	$21,220	$17,383
Term loan	2,917	4,167
Non-interest bearing notes	4,000	4,000
Original issue discount	(619)	(739)
Capital leases	—	4

	27,518	24,815
Less current maturities	2,500	2,504

	$25,018	$22,311

The Company’s credit facilities at September 28, 2008 consisted of the following:

Revolving Line of Credit of up to $26 million, including a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 1.00% (4.00% at September 28, 2008) for base rate borrowings or LIBOR plus 2.25% (4.74% at September 28, 2008), maturing on July 11, 2010 and secured by a first lien on all assets of the Company. The Company had $1.7 million available under the revolving line of credit based on eligible accounts receivable and inventory balances as of September 28, 2008. As of September 28, 2008, letters of credit of $0.5 million were outstanding against the $1.5 million sub-limit for letters of credit.

The financing agreement for the $26 million revolving line of credit contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of September 28, 2008.

Term Loan of an original amount of $5 million, with an interest rate of prime plus 0.5% (5.50% at September 28, 2008) and requiring equal monthly installments of principal until final maturity on November 1, 2009.

Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized discount of $619,000 is included in the consolidated balance sheet as of September 28, 2008.

Minimum annual maturities as of September 28, 2008 are as follows (in thousands):

Fiscal	Revolver	Term Loan	Sub Notes	Total
2009	—	$1,250	—	$1,250
2010	—	1,667	—	1,667
2011	$21,220	—	$2,000	23,220
2012	—	—	2,000	2,000

Total	$21,220	$2,917	$4,000	$28,137

5.	Acquisitions

Kimberly Grant: On December 29, 2006, Crown Crafts Infant Products, Inc. (“CCIP”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Kimberly Grant, Inc., a designer of various infant and toddler products. The purchase price consisted of $550,000 paid at closing and $50,000 paid upon renewal of the acquired “Kimberly Grant” trademark.

The assets acquired were limited to certain intangible assets, the fair values of which were determined by the Company. The Company’s resulting allocation of the purchase price, the estimated useful life of the assets acquired, the accumulated amortization and the amortization expense as of and for the three and six-month periods ended September 28, 2008 is as follows:

	Gross	Estimated		Aggregate Amortization Expense
	Carrying	Useful	Accumulated	Periods Ended September 28, 2008
	Amount	Life	Amortization	Three-month period	Six-month period
Tradename	$466,387	15 years	$54,418	$7,773	$15,546
Existing designs	35,924	1 year	35,924	—	—
Non-compete	97,689	15 years	11,352	1,629	3,258

Totals	$600,000		$101,694	$9,402	$18,804

CCIP recorded $18,000 and $37,000 of amortization expense related to the intangible assets acquired from Kimberly Grant, Inc. during the three and six-month periods ended September 30, 2007.

Springs: On November 5, 2007, CCIP acquired certain assets from, and assumed certain liabilities of, Springs Global US, Inc. (“Springs Global”) with respect to the baby products line of Springs Global. The purchase price consisted initially of $12.4 million for the inventory and certain intangible assets, which was subject to an adjustment pending the completion of a final valuation of the inventory purchased. Upon the completion of this valuation, $1.4 million was returned to the Company for a net purchase price of $11.0 million. During the three-month period ended September 28, 2008, the resolution of the final pre-acquisition contingency resulted in a further reduction to the purchase price of $0.1 million. The Company also capitalized $0.4 million of direct costs associated with this acquisition for a total capitalized acquisition cost of $11.3 million.

The fair values of the intangible assets acquired were determined by the Company. The Company’s allocation of the intangible assets acquired, their estimated useful life, the accumulated amortization and the amortization expense as of and for the three and six-month periods ended September 28, 2008 is as follows:

	Gross	Estimated		Aggregate Amortization Expense
	Carrying	Useful	Accumulated	Periods Ended September 28, 2008
	Amount	Life	Amortization	Three-month period	Six-month period
Licenses & existing designs	$1,655,188	2 years	$758,630	$206,898	$413,796
Licenses & future designs	1,846,822	4 years	423,247	115,425	230,850
Non-compete	114,981	4 years	26,366	7,185	14,370
Customer relationships	3,759,288	10 years	349,921	95,439	190,878

Totals	$7,376,279		$1,558,164	$424,947	$849,894

Amortization expense related to these acquisitions affected basic and diluted earnings per share by $0.05 and $0.09 for the three and six-month periods ended September 28, 2008, respectively.

The Springs Global baby products line represented less than 2% of the total revenues of Springs Global, and separate financial statements for the baby products line were not historically prepared. Nonetheless, in connection with the acquisition, the management of Springs Global furnished to the Company abbreviated statements of revenues and direct expenses with respect to the baby products line of Springs Global for the nine-month period ended September 29, 2007 (unaudited) and the twelve-month period ended December 30, 2006. These statements excluded charges for corporate overhead, interest expense and income taxes, but included estimates of charges for customer service, cash management, purchasing, accounting and information technology services that were directly charged to the baby products line and/or allocated to it based on a relative percentage of sales in the baby products line to the total sales of Springs Global. The periods covered by these statements are not coterminous with the Company’s fiscal periods. Additionally, such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Springs Global baby products line had been a separate entity, or if the business had been owned and operated by the Company. Certain of the Company’s costs incurred to operate the Springs Global baby products line are anticipated to be less than those incurred by Springs Global; however, no reliably verifiable information is available to adjust the estimated results of operations of the Springs Global baby products line, and no pro forma adjustments have been made to give effect to these anticipated reduced costs.
For pro forma purposes, the revenues and direct expenses reported by the baby products line of Springs Global for the three and six-month periods ended September 30, 2007 (derived on a pro rata basis using the abbreviated statements of revenues and direct expenses for the nine-month period ended September 29, 2007, because the Company does not have actual results of revenues and direct expenses for the three and six-month periods ended September 30, 2007) were combined with the revenues and expenses reported by the Company for the three and six-month periods ended September 30, 2007. This activity was performed to provide the following unaudited proforma financial information, which presents a summary of the Company’s consolidated results of operations for the three and six-month periods ended September 30, 2007, as if the acquisition of the baby products line from Springs Global had occurred on April 2, 2007. This unaudited proforma financial information includes adjustments to reflect the amortization expense related to the intangible assets acquired and an estimate of the interest expense that would have been incurred, but is not otherwise necessarily indicative of the consolidated results of operations that would have been reported by the Company if the acquisition had occurred on April 2, 2007 (in thousands):

	Three-Month	Six-Month
	Period Ended	Period Ended
	September 30, 2007	September 30, 2007

Net sales	$23,120	$44,489
Total operating expenses	22,569	42,476

Income from continuing operations	$217	$956

Income from continuing operations per share
Basic	$0.02	$0.10

Diluted	$0.02	$0.09

6.	Discontinued Operations: On February 2, 2007, the Company announced that it would liquidate Churchill Weavers, Inc. (“Churchill”). During the first quarter of fiscal year 2008, Churchill’s operations ceased and all employees were terminated. The Company is actively marketing Churchill’s land and building for sale. The property has been appraised at greater than net book value. In accordance with accounting guidelines, the property is classified as assets held for sale in the consolidated balance sheets, and the operations of Churchill are classified as discontinued operations in the consolidated statements of income.

7.	Treasury Stock: In June 2007, the board of directors of the Company created a capital committee and authorized the committee to adopt a program that would allow the Company to spend an aggregate of up to $6 million to repurchase shares of the Company’s common stock from July 1, 2007 through July 1, 2008. Pursuant to this program, the Company repurchased 679,296 shares at a cost of $2.5 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

RESULTS OF OPERATIONS
The following table contains results of operations for the three and six-month periods ended September 28, 2008 and September 30, 2007 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-month period ended				Six-month period ended
	September 28,	September 30,			September 28,	September 30,
	2008	2007	$ change	% change	2008	2007	$ change	% change

Net sales by category
Bedding, blankets and accessories	$20,071	$12,425	$7,646	61.5%	$36,378	$23,831	$12,547	52.6%
Bibs and bath	3,688	4,686	(998)	-21.3%	7,136	8,640	(1,504)	-17.4%
Total net sales	23,759	17,111	6,648	38.9%	43,514	32,471	11,043	34.0%
Cost of products sold	18,904	13,148	5,756	43.8%	34,421	24,202	10,219	42.2%
Gross profit	4,855	3,963	892	22.5%	9,093	8,269	824	10.0%
% of net sales	20.4%	23.2%			20.9%	25.5%
Marketing and administrative expenses	2,973	2,972	1	0.0%	5,879	5,376	503	9.4%
% of net sales	12.5%	17.4%			13.5%	16.6%
Interest expense	308	119	189	158.8%	635	231	404	174.9%
Other income (expense)	38	11	27	245.5%	50	(24)	74	-308.3%
Income tax expense	614	337	277	82.2%	1,006	1,013	(7)	-0.7%
Income from continuing operations after taxes	998	546	452	82.8%	1,623	1,625	(2)	-0.1%
Discontinued operations — net of taxes	37	(5)	42	-840.0%	31	(98)	129	-131.6%
Net income	1,035	541	494	91.3%	1,654	1,527	127	8.3%
% of net sales	4.4%	3.2%			3.8%	4.7%
Net Sales: Sales of bedding, blankets and accessories increased for the three-month period of fiscal year 2009 as compared to the same period in fiscal year 2008. Sales increased by $5.7 million due to the acquisition of the baby products line of Springs Global on November 5, 2007, and increased by $3.6 million due to shipments of new bedding and blanket programs. These increases were offset by $1.7 million in lower replenishment orders or discontinued programs.
Sales of bedding, blankets and accessories increased for the six-month period of fiscal year 2009 as compared to the same period in fiscal year 2008. Sales increased by $10.3 million due to the Springs Global acquisition and increased by $6.7 million due to shipments of new bedding and blanket programs. These increases were offset by $4.5 million in lower replenishment orders or discontinued programs.
Bib and bath sales decreased for the three-month period of fiscal year 2009 as compared to the same period in fiscal year 2008. Sales decreased by $2.2 million due to programs that were discontinued or had lower replenishment orders. Offsetting this decrease was an increase of $1.2 million related to sales of new designs and promotions, including $0.4 million of initial program shipments.
Bib and bath sales decreased for the six-month period of fiscal year 2009 as compared to the same period in fiscal year 2008. Sales decreased by $3.4 million due to programs that were discontinued or had lower replenishment orders. Offsetting this decrease was an increase of $1.9 million related to sales of new designs and promotions.
Gross Profit: Gross profit increased in amount, but decreased as a percentage of net sales for the three-month period of fiscal year 2009 as compared to the same period of fiscal year 2008. The decrease in the percentage is due primarily to increased amortization costs of $330,000 in the current year associated with the acquisition of the baby products line of Springs Global and costs of $134,000 related to the establishment of a Foreign Representative Office in China. In addition, the Company incurred higher product development and design costs of $107,000 and increased testing costs of $44,000. The Company has also experienced an increase in product costs from Asia. These increased costs were offset somewhat by a $215,000 charge related to vinyl bibs in the prior year.
Gross profit increased in amount, but decreased as a percentage of net sales for the six-month period of fiscal year 2009 as compared to the same period of fiscal year 2008. The decrease in the percentage is due primarily to increased amortization costs of $641,000 in the current year associated with the acquisition of the baby products line of Springs Global as well as costs of $233,000 related to the establishment in late fiscal year 2008 of a Foreign Representative Office in China, increased product development and design costs of $231,000 and increased testing costs of $116,000. In addition, the Company has experienced an increase in product costs from Asia. Offsetting these increased costs was a $215,000 charge related to vinyl bibs in the prior year.

Marketing and Administrative Expenses: Marketing and administrative expenses for the three-month period of fiscal year 2009 decreased as a percentage of net sales as compared to the same period of fiscal year 2008 due primarily to $463,000 of costs incurred in the prior year associated with the Company’s proxy contest, offset by increased salaries and amortization costs of $91,000 and $95,000, respectively, associated with the acquisition of the baby products line of Springs Global. The remaining decrease as a percentage of net sales is directly related to the increase in sales.
Marketing and administrative expenses for the six-month period of fiscal year 2009 increased in amount but decreased as a percentage of net sales as compared to the same period of fiscal year 2008. In the current year, the Company incurred increased salaries of approximately $187,000 and increased amortization of approximately $191,000, as the Company integrated the acquisition of the baby products line of Springs Global, and $194,000 in expenses associated with the Governance and Standstill Agreement entered into on July 1, 2008 with Wynnefield Small Cap Value, L.P. and its affiliates. These increases were partially offset by $478,000 of costs incurred in the prior year associated with the Company’s proxy contest. The decrease in marketing and administrative expenses as a percentage of net sales, aside from the aforementioned factors, is due to the increase in net sales.
Interest Expense: The increase in interest expense for the three and six-month periods of fiscal year 2009 as compared to the same periods in fiscal year 2008 is due to a higher revolving line of credit balance and a new term loan executed in conjunction with the acquisition of the baby products line of Springs Global on November 5, 2007.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $2.0 million for the six-month period ended September 28, 2008, compared to net cash provided by operating activities of $3.6 million for the six-month period ended September 30, 2007. The change in cash provided by operating activities was primarily due to changes in accounts payable, accounts receivable and deferred income tax balances, offset by changes in inventory balances and amortization expense. Net cash used in investing activities was $49,000 in the current year compared to $78,000 in the prior year. Net cash provided by financing activities was $2.2 million in the current year compared to net cash used in financing activities of $3.1 million in the prior year. Cash provided in the current year was primarily from net borrowings on the revolving line of credit, offset by payments on long-term debt and treasury stock purchases. Cash used in the prior year was primarily payments on the revolving line of credit. Total debt outstanding under the Company’s credit facilities increased from $3.1 million at September 30, 2007 to $27.5 million at September 28, 2008. The increase is due to debt incurred to purchase the baby products line from Springs Global on November 5, 2007 and borrowings on the revolving line of credit drawn down due to uncertainties in the United States credit markets.
On September 28, 2008, the Company had $12.1 million in cash and $1.7 million available under the Company’s $26 million revolving credit facility, based on eligible accounts receivable and inventory balances as of that date. Also, $1.0 million was available for letters of credit against the $1.5 million sub-limit for letters of credit associated with the revolving credit facility.
The Company’s ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations, and its availability from the revolving line of credit will be adequate to meet liquidity needs.
To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreement, which expires in July 2010, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 4.00% at September 28, 2008, until payment is received. The factor bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor may at any time terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company must either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

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
ITEM 4. CONTROLS AND PROCEDURES
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
During the quarter ended September 28, 2008, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in the Company’s Form 10-K for the year ended March 30, 2008, other than as set forth below.
The Company’s business is impacted by general economic conditions and related uncertainties affecting markets in which the Company operates.
Current economic conditions, including the credit crisis affecting global financial markets and the possibility of a global recession, could adversely impact the Company’s business. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories, increased pressure on the prices of the Company’s products, and greater difficulty in obtaining necessary financing on favorable terms. Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, the factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of the factor’s doing so may increase as a result of current economic conditions. Such an action by the factor would result in the loss of future sales to the affected customer.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of the Company was held on August 12, 2008 at the Company’s corporate headquarters in Gonzales, Louisiana. The proposals set forth below were voted on at the meeting with the following results:
1.	Election of two members to the board of directors to hold office for a three-year term. The results of the voting were as follows:

Director Nominee	For	Authority Withheld
Donald Ratajczak	8,764,641	5,574
Joseph Kling	8,673,832	96,383
The following members of the board of directors currently serve in their respective three-year terms, until the annual meeting to be held in the year set forth below:

Director	Year Term Expiring
Sidney Kirschner	2009
Zenon S. Nie	2009
E. Randall Chestnut	2010
William T. Deyo, Jr	2010
Frederick G. Wasserman	2010
2.	Transaction of such other matters as may properly come before the annual meeting or any adjournment or postponement thereof. The results of the voting were as follows:

For	Against	Abstain
7,966,243	784,140	19,832
Each of the foregoing proposals was set forth in the Notice of Annual Meeting and Proxy Statement of the Company dated July 8, 2008.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

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

CROWN CRAFTS, INC.
Date: November 12, 2008	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer (duly authorized signatory and Principal Financial Officer)

Index to Exhibits

Exhibit No.	Exhibit

10.1	Governance and Standstill Agreement dated July 1, 2008 by and among Crown Crafts, Inc., Wynnefield Small Cap Value, L.P., Wynnefield Partners Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Channel Partnership II, L.P., Nelson Obus and Joshua Landes (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 1, 2008.

(2)	Filed herewith.