Form 10-Q
period 2008-12-28
CROWN CRAFTS INC
filed 2009-02-11
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares of common stock, $0.01 par value, of the registrant outstanding as of February 2, 2009 was 9,205,890.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 28, 2008 and March 30, 2008
(amounts in thousands, except share and per share amounts)

	December 28, 2008
	(Unaudited)	March 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$12,214	$7,930
Accounts receivable (net of allowances of $1,151 at December 28, 2008 and $1,268 at March 30, 2008):
Due from factor	12,545	16,081
Other	1,931	2,197
Inventories, net	14,729	13,777
Prepaid expenses	1,146	1,064
Assets held for sale	644	663
Deferred income taxes	733	885

Total current assets	43,942	42,597
Property, plant and equipment — at cost:
Land, buildings and improvements	205	203
Machinery and equipment	2,366	2,241
Furniture and fixtures	765	742

	3,336	3,186
Less accumulated depreciation	2,816	2,597

Property, plant and equipment — net	520	589
Other assets:
Goodwill, net	13,884	22,884
Intangible assets, net	5,931	7,276
Deferred income taxes	39	—
Other	190	131

Total other assets	20,044	30,291

Total Assets	$64,506	$73,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,779	$5,614
Accrued wages and benefits	944	1,179
Accrued royalties	1,700	1,023
Other accrued liabilities	1,115	711
Current maturities of long-term debt	2,292	2,504

Total current liabilities	12,830	11,031
Non-current liabilities:
Long-term debt	18,891	22,311
Deferred income taxes	—	402

Total non-current liabilities	18,891	22,713

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,094,941 shares at December 28, 2008 and 10,039,942 shares at March 30, 2008	101	100
Additional paid-in capital	39,807	39,247
Treasury stock — at cost — 889,051 shares at December 28, 2008 and 562,647 shares at March 30, 2008	(3,056)	(2,071)
Retained earnings (accumulated deficit)	(4,067)	2,457

Total shareholders’ equity	32,785	39,733

Total Liabilities and Shareholders’ Equity	$64,506	$73,477

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine-Month Periods Ended December 28, 2008 and December 30, 2007
(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Net sales	$19,316	$18,431	$62,830	$50,902
Cost of products sold	15,519	13,853	49,940	38,055

Gross profit	3,797	4,578	12,890	12,847
Marketing and administrative expenses	2,217	2,584	8,096	7,960
Goodwill impairment charge	9,000	—	9,000	—

(Loss) income from operations	(7,420)	1,994	(4,206)	4,887
Other income (expense):
Interest expense	(265)	(244)	(900)	(475)
Other — net	37	178	87	154

(Loss) income before income taxes	(7,648)	1,928	(5,019)	4,566
Income tax expense	526	692	1,532	1,705

(Loss) income from continuing operations after income taxes	(8,174)	1,236	(6,551)	2,861
(Loss) income from discontinued operations — net of income taxes	(4)	(12)	27	(110)

Net (loss) income	$(8,178)	$1,224	$(6,524)	$2,751

Weighted average shares outstanding — basic	9,265	9,903	9,353	9,966

Weighted average shares outstanding — diluted	9,265	10,176	9,353	10,248

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.88)	$0.12	$(0.70)	$0.29
(Loss) income from discontinued operations	—	—	—	(0.01)

Total basic (loss) earnings per share	$(0.88)	$0.12	$(0.70)	$0.28

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.88)	$0.12	$(0.70)	$0.28
(Loss) income from discontinued operations	—	—	—	(0.01)

Total diluted (loss) earnings per share	$(0.88)	$0.12	$(0.70)	$0.27

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended December 28, 2008 and December 30, 2007
(amounts in thousands)

	Nine Months Ended
	December 28,	December 30,
	2008	2007
Operating activities:
Net (loss) income	$(6,524)	$2,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	225	259
Amortization of intangibles	1,311	340
Goodwill impairment charge	9,000	—
Deferred income taxes	(288)	1,390
(Gain) loss on sale of property, plant and equipment	(65)	6
Discount accretion	182	169
Stock-based compensation	542	432
Changes in assets and liabilities:
Accounts receivable	3,861	(2,098)
Inventories, net	(952)	(5,246)
Prepaid expenses	(83)	(724)
Other assets	(84)	9
Accounts payable	1,165	4,968
Accrued liabilities	846	680

Net cash provided by operating activities	9,136	2,936

Investing activities:
Capital expenditures	(158)	(156)
Acquisition costs to purchase Baby Products Line from Springs Global	—	(356)
Proceeds from disposition of assets	86	19

Net cash used in investing activities	(72)	(493)

Financing activities:
Payments on long-term debt	(1,879)	(223)
Repayments under revolving line of credit, net	(1,935)	(1,438)
Purchase of treasury stock	(985)	(854)
Issuance of common stock	19	40

Net cash used in financing activities	(4,780)	(2,475)

Net increase (decrease) in cash and cash equivalents	4,284	(32)
Cash and cash equivalents at beginning of period	7,930	33

Cash and cash equivalents at end of period	$12,214	$1

Supplemental cash flow information:
Income taxes paid	$1,218	$984
Interest paid	626	228

Noncash investing activities:
Debt issued to purchase Baby Products Line from Springs Global:
Funded through revolving line of credit	$—	$6,014
Funded through long-term debt	—	5,000

Total debt issued to purchase Baby Products Line from Springs Global	$—	$11,014

Adjustment to purchase price of Springs Baby Products from resolution of pre-acquisition contingency	$(58)	$—
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 28, 2008 AND DECEMBER 30, 2007
1.	Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) as of December 28, 2008 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals. Operating results for the three and nine-month periods ended December 28, 2008 are not necessarily indicative of the results that may be expected for the year ending March 29, 2009. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended March 30, 2008.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the consolidated statements of income and cash flows. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company has a certain amount of discontinued finished goods which necessitate the establishment of inventory reserves which are highly subjective. Our impairment test of goodwill is based on comparing the fair value of each of the reporting units of the Company to such reporting unit’s carrying value. Fair value is measured using a combination of the income approach, utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs for our business, and the public company comparables approach, utilizing multiples of profit measures. The estimates that we use to measure goodwill are consistent with the plans and estimates that we use to manage our operations, and are based on the best information available as of the date of the measurement. Actual results could differ from those estimates.

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

The Company reported goodwill of $13.9 million and $22.9 million at December 28, 2008 and March 30, 2008, respectively. The Company tests the fair value of the goodwill of its reporting units annually in a two-step approach (“Impairment Test”). The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value. If step one indicates that a potential impairment exists, the second step is performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, that the carrying value of the goodwill exceeds the residual amount of goodwill that results from this hypothetical purchase price allocation. An Impairment Test must be performed more frequently if an event occurs or circumstances change that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.

During the three months ended December 28, 2008, the market capitalization of the Company was below its net book value, which the Company has concluded was a triggering event that required the Company to perform an interim Impairment Test. Due to the complexity of estimating the fair value of the goodwill of each reporting unit required in the step one analysis, and the complexity of estimating the fair value of the identifiable tangible and intangible assets of the reporting units in the step two analysis, the Company was not able to complete the interim Impairment Test by the filing deadline for its Form 10-Q for the three-month period ended December 28, 2008. The Company has estimated that the interim Impairment Test, when completed, will result in a probable pre-tax impairment charge that will be in the range of $6 million to $12 million. During the three-month period ended December 28, 2008, the Company recorded a pretax charge of $9 million, or $0.97 per basic and diluted share, which is its best reasonable estimate of the probable impairment to the goodwill of one or both of its reporting units. Based upon the completion of the interim Impairment Test, the Company will record an adjustment, if any, to this estimated impairment charge in the quarter ending March 29, 2009. This impairment charge, and any adjustment thereof, will not have any effect on the cash expenditures of the Company, or any adverse effect on the covenant calculations under the Company’s debt agreements or the Company’s overall compliance with these covenants.

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

Beginning with the Company’s adoption on April 2, 2007 of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Tax years still open to general examination or other adjustment as of December 28, 2008 include tax years ended April 2, 2006, April 1, 2007, and March 30, 2008. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses, net of royalty income, included in cost of sales amounted to $4.7 million and $3.2 million for the nine-month periods ended December 28, 2008 and December 30, 2007, respectively.

(Loss) earnings Per Share: (Loss) earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share, which requires dual presentation of basic and diluted (loss) earnings per share on the face of the consolidated statements of income for all entities with complex capital structures. (Loss) earnings per common share are based on the weighted average number of shares outstanding during the period. Basic and diluted weighted average shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options would be used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options.

The following table sets forth the computation of basic and diluted net (loss) income per common share for the three and nine-month periods ended December 28, 2008 and December 30, 2007.

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)

(Loss) income from continuing operations	$(8,174)	$1,236	$(6,551)	$2,861
(Loss) income from discontinued operations	(4)	(12)	27	(110)

Net (loss) income, basic and diluted	$(8,178)	$1,224	$(6,524)	$2,751

Weighted average number of shares outstanding
Basic	9,265	9,903	9,353	9,966
Effect of dilutive securities	—	273	—	282

Diluted	9,265	10,176	9,353	10,248

(Loss) earnings per common share
Basic
Continuing operations	$(0.88)	$0.12	$(0.70)	$0.29
Discontinued operations	—	—	—	(0.01)

Total	$(0.88)	$0.12	$(0.70)	$0.28

(Loss) earnings per common share
Diluted
Continuing operations	$(0.88)	$0.12	$(0.70)	$0.28
Discontinued operations	—	—	—	(0.01)

Total	$(0.88)	$0.12	$(0.70)	$0.27

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

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock options under SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), consistent with the method previously used for pro forma disclosures under SFAS No. 123. The Company has elected to use the modified prospective transition method permitted by SFAS No. 123(R). Under the modified prospective transition method, SFAS No. 123(R) applies to stock options granted on or after April 3, 2006 as well as the unvested portion of stock options that were outstanding as of April 2, 2006, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation expense recognized during the fiscal year ended April 1, 2007 included compensation for all stock options granted prior to, but not yet vested as of, April 2, 2006 in accordance with the original provisions of SFAS No. 123. Prior periods were not restated to reflect the impact of adopting SFAS No. 123(R).

The Company recorded $160,000 and $542,000 of share-based compensation expense during the three and nine-month periods ended December 28, 2008, respectively; and recorded $155,000 and $432,000 of share-based compensation expense during the three and nine-month periods ended December 30, 2007, respectively. No share-based compensation costs have been capitalized as part of the cost of an asset as of December 28, 2008.

Stock Options: The following table represents stock option activity for fiscal year 2009:

	Weighted-Average
	Exercise Price	Number of Options
Outstanding at March 30, 2008	$2.15	651,330
Granted	3.58	200,000
Exercised	0.77	(24,999)
Forfeited	3.77	(3,000)

Outstanding at December 28, 2008	$2.53	823,331

Exercisable at December 28, 2008	$2.01	568,331

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
For the three and nine-month periods ended December 28, 2008, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month period			Nine-month period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
	Sold	Expenses	Expense	Sold	Expenses	Expense
Options granted in fiscal year 2007	$—	$(2)	$(2)	$23	$71	$94
Options granted in fiscal year 2008	9	25	34	29	74	103
Options granted in fiscal year 2009	10	31	41	25	75	100

Total stock option compensation	$19	$54	$73	$77	$220	$297

For the three and nine-month periods ended December 30, 2007, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month period			Nine-month period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
	Sold	Expense	Expense	Sold	Expense	Expense

Options granted in fiscal year 2007	$12	$36	$48	$38	$121	$159
Options granted in fiscal year 2008	9	24	33	14	36	50
Unvested options at April 2, 2007	—	1	1	—	2	2

Total stock option compensation	$21	$61	$82	$52	$159	$211

Non-vested Stock: The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of grant. All non-vested stock granted under the 2006 Plan vests based upon continued service.

On August 25, 2006, the Company granted 375,000 shares of non-vested stock to certain employees with a fair value of $3.15 as of the date of the stock grants. These shares have four-year cliff vesting. The Company recognized $73,000 and $221,000 of compensation expense related to these non-vested stock grants during each of the three and nine-month periods ended December 28, 2008 and December 30, 2007, respectively, which was included in marketing and administrative expenses in the accompanying consolidated statements of income. The deferred amount of these non-vested stock grants is being amortized by monthly charges to earnings over the remaining portion of the vesting period.

At December 28, 2008, the amount of unrecognized compensation expense related to these stock grants was $493,000. The amount of compensation expense related to non-vested stock grants to be recognized in future periods will be affected by any future non-vested stock grants and by the separation from the Company of any of these employees whose stock grants are unvested as of such employee’s separation date.

During the quarter ended September 28, 2008, the Company granted 30,000 shares of non-vested stock to its non-employee directors with a fair value of $3.87 as of the date of the stock grants. These shares vest over a two-year period. The Company recognized $14,000 and $24,000 of compensation expense related to these non-vested stock grants during the three and nine-month periods ended December 30, 2008, which was included in marketing and administrative expenses in the accompanying consolidated statements of income. The deferred amount of these non-vested stock grants is being amortized by monthly charges to earnings over the remaining portion of the vesting period.

At December 28, 2008, the amount of unrecognized compensation expense related to these stock grants was $92,000. The amount of compensation expense related to non-vested stock grants to be recognized in future periods will be affected by any future non-vested stock grants and by the discontinuance of service on the Company’s board of any of these non-employee directors whose stock grants are unvested as of the date of such non-employee director’s discontinued service.

3.	Inventory: Major classes of inventory were as follows (in thousands):

	December 28,	March 30,
	2008	2008
Raw Materials	$58	$40
Finished Goods	14,671	13,737

Total inventory	$14,729	$13,777

Inventory is recorded net of reserves for inventories classified as irregular or discontinued of $0.4 million at December 28, 2008 and $0.3 million at March 30, 2008.

4.	Financing Arrangements

Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, which expires in July 2010, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 2.25% at December 28, 2008, until payment is received. The factor bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor may at any time terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company must either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

Long-term debt: At December 28, 2008 and March 30, 2008, long term debt consisted of (in thousands):

	December 28,	March 30,
	2008	2008
Revolving line of credit	$15,448	$17,383
Term loan	2,292	4,167
Non-interest bearing notes	4,000	4,000
Original issue discount	(557)	(739)
Capital leases	—	4

	21,183	24,815
Less current maturities	2,292	2,504

	$18,891	$22,311

The Company’s credit facilities at December 28, 2008 consisted of the following:

Revolving Line of Credit of up to $26 million, including a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 1.00% (2.25% at December 28, 2008) for base rate borrowings or LIBOR plus 2.25% (4.15% at December 28, 2008), maturing on July 11, 2010 and secured by a first lien on all assets of the Company. The Company had $4.1 million available under the revolving line of credit based on eligible accounts receivable and inventory balances as of December 28, 2008. As of December 28, 2008, letters of credit of $0.5 million were outstanding against the $1.5 million sub-limit for letters of credit.

The financing agreement for the revolving line of credit contains usual and customary covenants for transactions of this type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of December 28, 2008.
Term Loan of an original amount of $5 million, with an interest rate of prime plus 0.50% (3.75% at December 28, 2008) and requiring equal monthly installments of principal until final maturity on November 1, 2009.
Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes.
Minimum annual maturities as of December 28, 2008 are as follows (in thousands):

Fiscal	Revolver	Term Loan	Sub Notes	Total
2009	—	$625	—	$625
2010	—	1,667	—	1,667
2011	$15,448	—	$2,000	17,448
2012	—	—	2,000	2,000

Total	$15,448	$2,292	$4,000	$21,740

5. Acquisitions
Kimberly Grant: On December 29, 2006, Crown Crafts Infant Products, Inc. (“CCIP”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Kimberly Grant, Inc., a designer of various infant and toddler products. The purchase price consisted of $550,000 paid at closing and $50,000 paid upon renewal of the acquired “Kimberly Grant” trademark.
The assets acquired were limited to certain intangible assets, the fair values of which were determined by the Company. The Company’s resulting allocation of the purchase price, the estimated useful life of the assets acquired, the accumulated amortization and the amortization expense as of and for the three and nine-month periods ended December 28, 2008 is as follows:

	Gross	Estimated		Aggregate Amortization Expense
	Carrying	Useful	Accumulated	Periods Ended December 28, 2008
	Amount	Life	Amortization	Three-month period	Nine-month period
Tradename	$466,387	15 years	$62,191	$7,773	$23,319
Existing designs	35,924	1 year	35,924	—	—
Non-compete	97,689	15 years	12,981	1,629	4,887

Totals	$600,000		$111,096	$9,402	$28,206

CCIP recorded $18,000 and $55,000 of amortization expense related to the intangible assets acquired from Kimberly Grant, Inc. during the three and nine-month periods ended December 30, 2007.
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

The fair values of the intangible assets acquired were determined by the Company. The Company’s allocation of the intangible assets acquired, their estimated useful life, the accumulated amortization and the amortization expense as of and for the three and nine-month periods ended December 28, 2008 is as follows:

	Gross	Estimated		Aggregate Amortization Expense
	Carrying	Useful	Accumulated	Periods Ended December 28, 2008
	Amount	Life	Amortization	Three-month period	Nine-month period
Licenses & existing designs	$1,655,188	2 years	$965,528	$206,898	$620,694
Licenses & future designs	1,846,822	4 years	538,672	115,425	346,275
Non-compete	114,981	4 years	33,551	7,185	21,555
Customer relationships	3,759,288	10 years	443,714	93,793	284,671

Totals	$7,376,279		$1,981,465	$423,301	$1,273,195

CCIP recorded $283,000 of amortization expense related to the intangible assets acquired from Springs Global during the three months ended December 30, 2007.
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
For pro forma purposes, the revenues and direct expenses reported by the baby products line of Springs Global for the one and seven-month periods ended November 4, 2007 (derived on a pro rata basis using the abbreviated statements of revenues and direct expenses for the nine-month period ended September 29, 2007, because the Company does not have actual results of revenues and direct expenses for the one and seven-month periods ended November 4, 2007) were combined with the revenues and expenses reported by the Company for the three and nine-month periods ended December 30, 2007. This activity was performed to provide the following unaudited proforma financial information, which presents a summary of the Company’s consolidated results of operations for the three and nine-month periods ended December 30, 2007, as if the acquisition of the baby products line from Springs Global had occurred on April 2, 2007. This unaudited proforma financial information includes adjustments to reflect the amortization expense related to the intangible assets acquired and an estimate of the interest expense that would have been incurred, but is not otherwise necessarily indicative of the consolidated results of operations that would have been reported by the Company if the acquisition had occurred on April 2, 2007 (in thousands):

	Three-Month	Nine-Month
	Period Ended	Period Ended
	December 30, 2007	December 30, 2007

Net sales	$20,434	$64,923
Total operating expenses	18,586	61,059

Income from continuing operations	$1,129	$2,086

Income from continuing operations per share
Basic	$0.11	$0.21

Diluted	$0.11	$0.20

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
7. Treasury Stock: In June 2007, the board of directors of the Company created a capital committee and authorized the committee to adopt a program that would allow the Company to spend an aggregate of up to $6.0 million to repurchase shares of the Company’s common stock from July 1, 2007 through July 1, 2008. Pursuant to this program, the Company repurchased 679,296 shares at a cost of $2.5 million.
On October 14, 2008 and November 3, 2008, the Company, in privately-negotiated transactions, repurchased (i) 100,000 shares of its common stock at a purchase price, including broker fees, of $2.68 per share and (ii) 109,755 shares of its common stock at a purchase price, including broker fees, of $2.69 per share, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company operates indirectly through its subsidiaries, Crown Crafts Infant Products, Inc. and Hamco, Inc., primarily in the infant and toddler products segments within the consumer products industry. The Company’s offices are located in Compton, California; Gonzales, Louisiana; Rogers, Arkansas; Roslyn Heights, New York; and a foreign representative office in Shanghai, China.
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
RESULTS OF OPERATIONS
The following table contains results of operations for the three and nine-month periods ended December 28, 2008 and December 30, 2007 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-month period ended				Nine-month period ended
	December 28, 2008	December 30, 2007	$ change	% change	December 28, 2008	December 30, 2007	change	change
Net sales by category
Bedding, blankets and accessories	$16,305	$14,770	$1,535	10.4%	$52,683	$38,601	$14,082	36.5%
Bibs and bath	3,011	3,661	(650)	-17.8%	10,147	12,301	(2,154)	-17.5%
Total net sales	19,316	18,431	885	4.8%	62,830	50,902	11,928	23.4%
Cost of products sold	15,519	13,853	1,666	12.0%	49,940	38,055	11,885	31.2%
Gross profit	3,797	4,578	(781)	-17.1%	12,890	12,847	43	0.3%
% of net sales	19.7%	24.8%			20.5%	25.2%
Marketing and administrative expenses	2,217	2,584	(367)	-14.2%	8,096	7,960	136	1.7%
% of net sales	11.5%	14.0%			12.9%	15.6%
Goodwill impairment charge	9,000	—	9,000	100.0%	9,000	—	9,000	100.0%
Interest expense	265	244	21	8.6%	900	475	425	89.5%
Other income (expense)	37	178	(141)	-79.2%	87	154	(67)	-43.5%
Income tax expense	526	692	(166)	-24.0%	1,532	1,705	(173)	-10.1%
(Loss) income from continuing operations after taxes	(8,174)	1,236	(9,410)	-761.3%	(6,551)	2,861	(9,412)	-329.0%
Discontinued operations — net of taxes	(4)	(12)	8	-66.7%	27	(110)	137	-124.5%
Net (loss) income	(8,178)	1,224	(9,402)	-768.1%	(6,524)	2,751	(9,275)	-337.2%
% of net sales	-42.3%	6.6%			-10.4%	5.4%

Net Sales: Sales of bedding, blankets and accessories increased for the three-month period of fiscal year 2009 as compared to the same period in fiscal year 2008. Sales increased by $3.1 million due to the acquisition of the baby products line of Springs Global on November 5, 2007, and increased by $1.9 million due to shipments of new bedding and blanket programs. These increases were offset by $3.5 million in lower replenishment orders or discontinued programs.
Sales of bedding, blankets and accessories increased for the nine-month period of fiscal year 2009 as compared to the same period in fiscal year 2008. Sales increased by $13.0 million due to the Springs Global acquisition and increased by $7.3 million due to shipments of new bedding and blanket programs. These increases were offset by $6.2 million in lower replenishment orders or discontinued programs.
Bib and bath sales decreased for the three-month period of fiscal year 2009 as compared to the same period in fiscal year 2008. Sales decreased by $1.3 million due to programs that were discontinued or had lower replenishment orders. Offsetting this decrease was an increase of $0.6 million related to sales of new designs and promotions, including $0.2 million of initial program shipments.
Bib and bath sales decreased for the nine-month period of fiscal year 2009 as compared to the same period in fiscal year 2008. Sales decreased by $4.9 million due to programs that were discontinued or had lower replenishment orders. Offsetting this decrease was an increase of $2.7 million related to sales of new designs and promotions, including $0.6 million of initial program shipments.
Gross Profit: Gross profit decreased in amount and as a percentage of net sales for the three-month period of fiscal year 2009 as compared to the same period of fiscal year 2008. The decrease in the percentage is due primarily to increased amortization costs of $101,000 in the current year associated with the acquisition of the baby products line of Springs Global and costs of $84,000 related to the establishment of a Foreign Representative Office in China. The Company has also experienced an increase in product costs from Asia. These increased costs were offset somewhat by a $292,000 charge in the prior year related to the warehousing and shared services agreement entered into in conjunction with the Springs Global acquisition.
Gross profit was nearly unchanged in amount, but decreased as a percentage of net sales for the nine-month period of fiscal year 2009 as compared to the same period of fiscal year 2008. The decrease in the percentage is due primarily to increased amortization costs of $742,000 in the current year associated with the acquisition of the baby products line of Springs Global as well as costs of $317,000 related to the establishment in late fiscal year 2008 of a Foreign Representative Office in China, increased product development and design costs of $243,000 and increased testing costs of $161,000. In addition, the Company has experienced an increase in product costs from Asia. Offsetting these increased costs were charges in the prior year of $215,000 charge related to vinyl bibs and $292,000 related to the warehousing and shared services agreement entered into in conjunction with the Springs Global acquisition.
Marketing and Administrative Expenses: Marketing and administrative expenses for the three-month period of fiscal year 2009 decreased in amount and as a percentage of net sales as compared to the same period of fiscal year 2008 due primarily to lower incentive-based salaries.
Marketing and administrative expenses for the nine-month period of fiscal year 2009 increased in amount but decreased as a percentage of net sales as compared to the same period of fiscal year 2008. In the current year, the Company incurred increased costs for amortization of approximately $229,000 related to the acquisition of the baby products line of Springs Global, and $195,000 in expenses associated with the Governance and Standstill Agreement entered into on July 1, 2008 with Wynnefield Small Cap Value, L.P. and its affiliates. These increases were partially offset by $476,000 of costs incurred in the prior year associated with the Company’s proxy contest.
Goodwill Impairment Charge: During the three-month period ended December 28, 2008, the market capitalization of the Company was below its net book value, which the Company concluded was a triggering event that required the Company to perform an interim impairment test of the goodwill of its reporting units. Due to the complexity of estimating the fair value of the goodwill of each reporting unit required in step one of the impairment test, and the complexity of estimating the fair values of the identifiable tangible and intangible assets of the reporting units in step two of the impairment test, the Company was not able to complete the interim impairment test by the deadline for filing its Form 10-Q for the quarter ended December 28, 2008. The Company has estimated that the interim impairment test, when completed, will result in a probable pre-tax impairment charge that will be in the range of $6 million to $12 million. During the three-month period ended December 28, 2008, the Company recorded a pre-tax charge of $9 million, which is its best reasonable estimate of the probable impairment to the goodwill of one or both of its reporting units. Based upon the completion of the interim impairment test, the Company will record an adjustment, if any, to this estimated impairment charge in the quarter ending March 29, 2009.

Interest Expense: The increase in interest expense for the three and nine-month periods of fiscal year 2009 as compared to the same periods in fiscal year 2008 is due to a higher revolving line of credit balance and a new term loan executed in conjunction with the acquisition of the baby products line of Springs Global on November 5, 2007.
Income Tax Expense: The effective tax rate for the three-month period ended December 28, 2008 was 6.9%, which reflects that the goodwill impairment charge does not result in a tax benefit. Excluding the goodwill impairment charge, the estimated annual tax provision was an annualized rate of 39%. The effective tax rate for the three and nine-month periods ended December 30, 2007 was 36% and 37%, respectively.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $9.1 million for the nine-month period ended December 28, 2008, compared to net cash provided by operating activities of $2.9 million for the nine-month period ended December 30, 2007. The change in cash provided by operating activities was primarily due to changes in accounts receivable and inventory balances and amortization expense, offset by changes in accounts payable and deferred income tax balances. Net cash used in investing activities was $72,000 in the current year compared to $493,000 in the prior year. Cash used in the prior year was primarily for acquisition costs to purchase the baby products line from Springs Global. Net cash used in financing activities was $4.8 million in the current year compared to $2.5 million in the prior year. Cash used in both years was primarily for net repayments on the revolving line of credit, payments on long-term debt and treasury stock purchases. Total debt outstanding under the Company’s credit facilities increased from $15.3 million at December 30, 2007 to $21.2 million at December 28, 2008. The increase is due to debt incurred to purchase the baby products line from Springs Global on November 5, 2007 and borrowings on the revolving line of credit drawn down due to uncertainties in the United States credit markets.
On December 28, 2008, the Company had $12.2 million in cash and $4.1 million available under its $26 million revolving credit facility, based on eligible accounts receivable and inventory balances as of that date. Also, $1.0 million was available for letters of credit against the $1.5 million sub-limit for letters of credit associated with the revolving credit facility.
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
To reduce its exposure to credit losses and to enhance its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreement, which expires in July 2010, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 2.25% at December 28, 2008, until payment is received. The factor bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The Company’s factor may at any time terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company must either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.
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
During the quarter ended December 28, 2008, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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
Current economic conditions, including the credit crisis affecting global financial markets and the possibility of an extended global recession, could adversely impact the Company’s business. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories, increased pressure on the prices of the Company’s products, and greater difficulty in obtaining necessary financing on favorable terms. Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, the factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of the factor’s doing so may increase as a result of current economic conditions. Such an action by the factor would result in the loss of future sales to the affected customer.
The Company could become obligated to record a further impairment charge related to its goodwill.
Although the Company reviews the carrying value of its goodwill annually, it must continually evaluate whether any events or circumstances have occurred which would prompt it to perform an interim review of its goodwill. The Company must record an impairment charge whenever, on a reporting-unit basis, the carrying value of its goodwill exceeds its fair value. The estimates of the fair value of the Company’s reporting units are based on certain judgments and estimates of the future cash flows of the respective reporting units and the Company’s interpretation of economic indicators and market valuations. A prolonged global recession or a further decline in the market capitalization of the Company could adversely affect these measurements to a degree sufficient to cause a deterioration of the fair value of one or both of the Company’s reporting units below their carrying value, thus prompting a further impairment charge related to the Company’s goodwill.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Issuer Purchases of Equity Securities.
The table below sets forth information regarding the Company’s repurchases of its outstanding common stock during the three-month period ended December 28, 2008.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of		Part of Publicly	May Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share (1)	Programs	Programs

September 29, 2008 through November 2, 2008	100,000 (2)	$2.68	0	$0
November 3, 2008 through November 30, 2008	109,755 (3)	$2.69	0	$0
December 1, 2008 through December 28, 2008	—	$—	0	$0

Total	209,755	$2.69	0	$0

(1)	Includes broker fees of $0.03 per share.

(2)	These shares of common stock were repurchased by the Company in a privately-negotiated transaction on October 14, 2008.

(3)	These shares of common stock were repurchased by the Company in a privately-negotiated transaction on November 3, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1	Employment Agreement dated November 6, 2008 by and between the Company and Olivia W. Elliott (1)

10.2	First Amendment to Employment Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut (2)

10.3	First Amendment to Amended and Restated Severance Protection Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut (2)

10.4	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Amy Vidrine Samson (2)

10.5	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Nanci Freeman (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (3)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (3)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (3)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.

(3)	Filed herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: February 11, 2009	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer (duly authorized signatory and Principal Financial Officer)

Index to Exhibits

Exhibit
No.	Exhibit

10.1	Employment Agreement dated November 6, 2008 by and between the Company and Olivia W. Elliott (1)

10.2	First Amendment to Employment Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut (2)

10.3	First Amendment to Amended and Restated Severance Protection Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut (2)

10.4	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Amy Vidrine Samson (2)

10.5	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Nanci Freeman (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (3)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (3)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (3)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.

(3)	Filed herewith.