Form 10-K
period 2009-03-29
CROWN CRAFTS INC
filed 2009-06-29
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 28, 2008 (the last business day of the Company’s most recently completed second fiscal quarter) was $20.8 million.

As of June 5, 2009, 9,209,390 shares of the Company’s common stock were outstanding.

Documents Incorporated by Reference:

Crown Crafts, Inc. Proxy Statement in connection with its 2009 Annual Meeting of Stockholders (Part III hereof).

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

Description of Business

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

The Company’s fiscal year ends on the Sunday nearest March 31. References to the Company’s fiscal years herein represent the 52 weeks ended March 29, 2009 for fiscal year 2009 and March 30, 2008 for fiscal year 2008.

Through April 2007, the Company’s operations included those of an additional subsidiary, Churchill Weavers, Inc. (“Churchill”). On February 2, 2007, the Company announced that it would liquidate Churchill. In accordance with accounting guidelines, in fiscal years 2008 and 2009, the real property that continues to be held in Churchill, which has no other material assets, is classified as held for sale in the Company’s consolidated balance sheets, and the operations of Churchill are classified as discontinued operations in the Company’s consolidated statements of income.

Products

The Company’s primary focus is on infant, toddler and juvenile products. Infant products include crib bedding, blankets, nursery accessories, room décor, bibs, burp cloths, bathing accessories and other infant soft goods. Toddler and juvenile products consist primarily of bedding and bedding-related items.

Sales and Marketing

The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Compton, California; Gonzales, Louisiana; Rogers, Arkansas; and Roslyn Heights, New York. Products are also marketed by independent commissioned sales representatives located throughout the United States, who are used most significantly in sales to juvenile specialty stores. Sales outside the United States are made primarily through distributors.

Substantially all products are sold to retailers for resale to consumers. The Company’s subsidiaries introduce new products throughout the year and participate at the annual ABC Kids Expo.

International Sales

Sales to customers in countries other than the United States are not currently material to the Company’s business.

Seasonality and Inventory Management

In fiscal year 2009, the Company’s sales were lowest in the third quarter and highest in the fourth fiscal quarter, although there is some variation in the seasonal demand for the Company’s products from year to year. Sales are generally higher in periods when customers take initial shipments of new products, as these orders typically include enough product for each store and additional quantities for the customer’s distribution centers. The timing of these initial shipments varies by customer and depends on when the customer finalizes store layouts for the upcoming year and whether the customer has any mid-year introductions of products. Sales may also be higher or lower, as the case may be, in periods when customers are opening new stores or closing existing stores. Consistent with the expected introduction of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers. Customer returns of merchandise shipped are historically less than 1% of gross sales.

Product Design and Styling

Research and development expenditures by the Company are focused primarily on product design and styling. The Company believes styling and design are key components to its success. The Company’s designers and stylists research trends in color, fashion and design and stay abreast of current and future market influences. They also work closely with licensors to develop new designs. These designs, which are developed internally and obtained from numerous additional sources, including graphic artists, decorative fabric manufacturers, apparel designers and employees, include traditional, contemporary, textured and whimsical patterns across a broad spectrum of retail price points. Utilizing state of the art computer technology, the Company is continually developing new designs throughout the year for all of its product groups. This continual development cycle affords the Company design flexibility, multiple opportunities to present new products to customers and the ability to provide timely responses to customer demands and changing market trends. The Company also creates designs for exclusive sale by certain of its customers under the Company’s brands, as well as the customers’ private label brands.

Raw Materials

The principal raw materials used in the manufacture of comforters, sheets and accessories are printed, woven and solid color cotton and polycotton fabrics, with polyester fibers used as filling material. The principal raw materials used in the production of infant bibs are cotton-polyester knit-terry, cotton woven terry and water-resistant fabrications. Although the Company normally maintains relationships with a limited number of suppliers, the

Company believes that these raw materials are readily available from alternative sources in quantities sufficient to meet the Company’s requirements.

The Company uses significant quantities of cotton, either in the form of cotton fabric or cotton-polyester fabric. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and supply and demand considerations, both domestically and internationally. In addition, the price of oil affects key components of the raw material prices in our products (e.g., 100% polyester fill, polyester fabrics and packaging). Significant increases in the prices of cotton and oil could adversely affect the Company’s operations.

Product Sourcing

The Company’s products are produced by foreign manufacturers, with the largest concentration being in China. The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of quotas and duties. The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor product quality and to ensure compliance with labor requirements. Subsequent to the elimination of quotas in certain product categories as of January 1, 2005, safeguards have been implemented which have had a limited impact on the Company. However, the additional implementation of safeguards, if any, in China may result in strategic shifts in the Company’s sourcing plan in the future. In addition, the Company closely monitors the currency exchange rate. The impact of future fluctuations in the exchange rate or changes in safeguards cannot be predicted with certainty at this time.

In March 2008, the Company opened a foreign representative office in China. The office, located in Shanghai, is responsible for the coordination of production, purchases and shipments, seeking out new vendors and inspections for social compliance and quality.

Products are warehoused and distributed from facilities located in Compton, California.

Customers

The Company’s customers consist principally of mass merchants, chain stores, juvenile specialty stores, internet accounts, wholesale clubs and catalogue and direct mail houses. The Company does not generally enter into long-term or other purchase agreements with its customers. The table below indicates customers representing more than 10% of gross sales in fiscal years 2008 and 2009.

	Fiscal Year
	2009	2008

Wal-Mart Stores, Inc.	47%	44%
Toys R Us	21%	18%
Target Corporation	10%	15%

Order Backlog

Management estimates the backlog of unfilled customer orders was $3.5 million and $3.6 million at May 29, 2009 and May 30, 2008, respectively. Historically the majority of these unfilled orders are shipped within approximately four weeks. There is no assurance that the backlog at any point in time will translate into sales in any particular subsequent period. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlog is a meaningful or material indicator of future business.

Competition

The infant and toddler consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers (both branded and private label), including large infant and juvenile product companies and specialty infant and juvenile product manufacturers, on the basis of quality, design, price, brand name recognition, service and packaging. The Company’s ability to compete depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names.

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

Employees

At June 1, 2009, the Company had approximately 160 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

Trademarks, Copyrights and Patents

The Company considers its trademarks to be of material importance to its business. Sales of products marketed under the Company’s trademarks, primarily NoJo®, Kimberly Grant® and Making Miracles®, accounted for 17% of the Company’s total gross sales during fiscal year 2009. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks, primarily Disney®. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 51% of the Company’s gross sales in fiscal year 2009, which included 33% of sales under the Company’s license agreements with Disney Enterprises, Inc. The Company’s infant and toddler license agreements with Disney Enterprises, Inc. expire December 31, 2010 and December 31, 2009, respectively.

Many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements.

The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of March 29, 2009 is $5.1 million, including $2.8 million and $2.3 million for fiscal years 2010 and 2011, respectively. The Company believes that future sales of royalty products will exceed amounts required to cover the minimum royalty guarantees. The Company’s total royalty expense, net of royalty income, was $6.9 million and $4.9 million for fiscal years 2009 and 2008, respectively.

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

The Company’s top three customers represented approximately 78% of gross sales in fiscal year 2009. Although we do not enter into contracts with our key customers, we expect them to continue to be a significant portion of our gross sales in the future. The loss of one or more of these customers could result in a material decrease in our revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 51% of the Company’s gross sales in fiscal year 2009, which included 33% of sales associated with the Company’s license agreements with Disney Enterprises, Inc. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses.

Economic conditions could adversely affect the Company’s raw material prices.

The Company uses significant quantities of cotton, either in the form of cotton fabric or cotton-polyester fabric. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and other factors, such as supply and demand considerations, both domestically and internationally. In addition, increased oil prices affect key components of the raw material prices in our products. Significant increases in the prices of cotton and oil could adversely affect the material prices in our products (e.g., 100% polyester fill, polyester fabrics and packaging).

The Company’s inability to anticipate and respond to consumers’ tastes and preferences could adversely affect the Company’s revenues.

Sales are driven by consumer demand for the Company’s products. There can be no assurance that the demand for the Company’s products will not decline or that the Company will be able to anticipate and respond to changes in demand. The Company’s failure to adapt to these changes could lead to lower sales and excess inventory, which could have a material adverse effect on the Company’s financial condition and operating results.

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

Current economic conditions, including the credit crisis affecting global financial markets and the possibility of an extended global recession, could adversely impact the Company’s business. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories, increased pressure on the prices of the Company’s products, and greater difficulty in obtaining necessary financing on favorable terms. Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, the factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of the factor doing so may increase as a result of current economic conditions. Such an action by the factor would result in the loss of future sales to the affected customer.

Currency exchange rate fluctuations and other supplier-related risks could increase the Company’s expenses.

The Company’s products are manufactured by foreign contract manufacturers, with the largest concentration being in China. Difficulties encountered by these suppliers, such as fire, accident, natural disasters, outbreaks of contagious diseases or economic and political instability could halt or disrupt production of the Company’s products. Also, the prices paid by the Company to these suppliers could increase if raw materials, labor or other costs increase. In addition, restrictive actions by foreign governments, a strengthening of the Chinese currency versus the U.S. dollar or changes in import duties or import or export restrictions could increase the prices at which the Company purchases finished goods. If the Company is unable to pass these cost increases along to its customers, profitability could be adversely affected.

Changes in international trade regulations and other risks associated with foreign trade could adversely affect the Company’s sourcing.

The Company sources all of its products from foreign contract manufacturers, with the largest concentration being in China. The adoption of regulations related to the importation of product, including quotas, duties, taxes and other charges or restrictions on imported goods, and changes in U.S. customs procedures could result in an increase in the cost of the Company’s products. Delays in customs clearance of goods or the disruption of international transportation lines used by the Company could result in the Company being unable to deliver goods to customers in a timely manner or the potential loss of sales altogether.

The Company’s ability to comply with its financing agreement is subject to future performance and other factors.

The Company’s ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. The breach of any of these covenants could result in a default under the Company’s financing agreement. Upon the occurrence of an event of default, the Company’s lenders could declare all amounts outstanding under such credit facilities to be immediately due and payable. If a default were to occur, there can be no assurance that the Company’s assets would be sufficient to repay in full that indebtedness.

The Company’s debt covenants may affect its liquidity or limit its ability to pursue acquisitions, incur debt, make investments, sell assets or complete other significant transactions.

The Company’s financing agreement contains usual and customary covenants regarding significant transactions, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. Unless waived by the Company’s primary lender, these covenants could restrict the Company’s ability to pursue opportunities to expand its business operations, respond to changes in business and economic conditions and obtain additional financing. The Company also may be prevented from engaging in transactions that might otherwise be considered beneficial to it.

Increases in interest rates could cause the Company’s expenses to increase.

The Company is exposed to interest rate risk related to the Company’s floating-rate debt, of which there was $21.7 million outstanding at March 29, 2009. At this level of floating-rate debt, each 1.0 percentage point increase in the prime interest rate would adversely impact pre-tax earnings by $217,000.

The strength of the Company’s competitors may impact the Company’s ability to maintain and grow its sales, which could decrease the Company’s revenues.

The infant and toddler consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers, both branded and private label. The Company’s ability to compete successfully depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names. Several of these competitors are larger than the Company and have greater financial resources than the Company. Increased competition could result in a material decrease in the Company’s revenues.

Recalls or product liability claims could increase costs or reduce sales.

The Company must comply with the Consumer Product Safety Improvement Act of 2008, which imposes strict standards to protect children from potentially harmful products and which requires that the Company’s products be tested to ensure that they are within acceptable levels for lead and phthalates. The Company must also comply with related regulations developed by the Consumer Product Safety Commission and similar state regulatory authorities. The Company’s products could be subject to involuntary recalls and other actions by these authorities, and concerns about product safety may lead the Company to voluntarily recall, accept returns or discontinue the sale of selected products. Product liability claims could exceed or fall outside the scope of the Company’s insurance coverage. Recalls or product liability claims could result in decreased consumer demand for the Company’s products, damage to the Company’s reputation, a diversion of management’s attention from its business, and increased customer service and support costs, any or all of which could adversely affect the Company’s operating results.

Customer pricing pressures could result in lower selling prices, which could negatively affect the Company’s operating results.

The Company’s customers constantly place pressure on the Company to reduce its prices, partially due to the removal of quotas on certain of the Company’s products. The Company continuously strives to stay ahead of our competition in sourcing, which allows us to obtain lower cost end products, while maintaining our high standards for quality. There can be no assurance that the Company can continue to reduce its costs to the same extent that sales prices decrease, which could adversely affect the Company’s operating results.

ITEM 2.	Properties

The Company’s headquarters are located in Gonzales, Louisiana. The Company rents approximately 17,761 square feet at this location under a lease that expires January 31, 2012.

The following table summarizes certain information regarding the Company’s principal real property as of June 5, 2009:

		Approximate	Owned/
Location	Use	Square Feet	Leased

Gonzales, Louisiana	Administrative and sales office	17,761	Leased
Berea, Kentucky(*)	Vacant	53,056	Owned
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Compton, California	Warehouse and distribution	35,217	Leased
Rogers, Arkansas	Sales office	1,625	Leased

*	This property is classified as held for sale in the Company’s consolidated balance sheet (see “Business” in Item 1).

Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The Company’s business is somewhat seasonal so that during certain times of the year these facilities are fully utilized, while at other times of the year the Company has excess capacity in these facilities.

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

The Company’s common stock (together with the associated common share purchase rights) is traded on the NASDAQ Capital Market under the symbol “CRWS”. The following table presents quarterly information on the range of the high and low closing price per share of the Company’s common stock for fiscal years 2009 and 2008.

Quarter	High	Low

Fiscal Year 2009
First Quarter	$4.08	$3.23
Second Quarter	3.97	3.29
Third Quarter	3.35	2.15
Fourth Quarter	2.65	1.77
Fiscal Year 2008
First Quarter	$4.81	$3.65
Second Quarter	4.65	3.71
Third Quarter	4.11	3.33
Fourth Quarter	3.90	3.12

As of June 5, 2009, there were 9,209,390 shares of the Company’s common stock issued and outstanding, held by approximately 450 registered holders, and the closing stock price was $2.05. The Company has not paid a dividend since December 26, 1999, and its credit facility currently prohibits the Company’s payment of cash dividends.

Equity Compensation Plans

The following table sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of March 29, 2009.

Number of
	Securities to be		Number of
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders:
2006 Omnibus Incentive Plan	516,000	$3.51	275,000

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of certain factors that management considers important in reviewing the Company’s results of operations, liquidity, capital resources and operating results. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Results of Operations

The following table contains results of operations for fiscal years 2009 and 2008 and the dollar and percentage changes for those periods (in thousands, except percentages).

	Fiscal Year
	2009	2008	Change	Change

Net sales by category
Bedding, blankets and accessories	$71,892	$57,765	$14,127	24.5%
Bibs and bath	15,506	17,122	(1,616)	(9.4)%
Total net sales	87,398	74,887	12,511	16.7%
Cost of products sold	68,488	56,281	12,207	21.7%
Gross profit	18,910	18,606	304	1.6%
% of net sales	21.6%	24.8%
Marketing and administrative expenses	10,954	10,698	256	2.4%
% of net sales	12.5%	14.3%
Goodwill impairment charge	22,884	—	22,884	100.0%
Interest expense	1,089	775	314	40.5%
Other income (expense)	108	126	(18)	(14.3)%
Income tax expense	1,133	2,828	(1,695)	(59.9)%
(Loss) income from continuing operations after taxes	(17,042)	4,431	(21,473)	(484.6)%
Discontinued operations — net of taxes	(44)	(78)	34	(43.6)%
Net (loss) income	(17,086)	4,353	(21,439)	(492.5)%
% of net sales	(19.5)%	5.8%

Net Sales:  Sales of bedding, blankets and accessories increased in fiscal year 2009 as compared to the prior year. Sales increased by $12.8 million due to the acquisition of the baby products line of Springs Global and increased by $12.0 million due to shipments of new bedding and blanket programs. These increases were offset by $2.9 million in lower replenishment orders and $7.8 million in discontinued programs.

Bib and bath sales decreased in fiscal year 2009 as compared to the prior year. Sales decreased by $2.3 million due to programs that were discontinued and $1.1 million in lower replenishment orders and lower sales of seasonal products. Offsetting this decrease was an increase of $1.8 million related to sales of new designs and promotions and initial program shipments.

Gross Profit:  Gross profit increased slightly in amount but decreased as a percentage of net sales for fiscal year 2009 as compared to fiscal year 2008. The decrease in the percentage is due primarily to increased amortization costs of $733,000 in the current year associated with the acquisition of the baby products line of Springs Global as well as costs of $345,000 related to the establishment in late fiscal year 2008 of a foreign representative office in China, increased product development and design costs of $153,000 and increased testing costs of $283,000. In addition, the Company has experienced an increase in product costs from Asia. Offsetting these increased costs were charges in the prior year of $225,000 related to vinyl bibs and $683,000 related to the warehousing and shared services agreement entered into in conjunction with the Springs Global acquisition.

Marketing and Administrative Expenses:  Marketing and administrative expenses for fiscal year 2009 increased in amount but decreased as a percentage of net sales as compared to fiscal year 2008. In the current year, the Company incurred increased costs for amortization of approximately $229,000 related to the acquisition of the baby products line of Springs Global and $195,000 in expenses associated with the governance and standstill agreement entered into on July 1, 2008 with the Wynnefield Group. These increases were partially offset by the non-recurrence of $476,000 of costs incurred in fiscal year 2008 associated with the Company’s proxy contest.

Goodwill Impairment Charge:  The market capitalization of the Company was below its net book value for most of the second half of fiscal year 2009, which the Company concluded was a triggering event that required the Company to perform an interim impairment test of the goodwill of its reporting units. As a result of step one of this interim impairment test, the Company concluded that the fair values of its two reporting units were below their carrying values, indicating that the goodwill within these reporting units had been impaired. In step two of the interim impairment test, the goodwill of the reporting units was determined to have no implied value. Accordingly, during fiscal year 2009, the Company recorded a pre-tax charge of $22.9 million, which represented the aggregate carrying value of the goodwill of the Company’s reporting units. This impairment charge did not have any effect on the cash expenditures of the Company and did not have an adverse effect on the covenant calculations under the Company’s financing agreement or the Company’s overall compliance with those covenants.

Interest Expense:  The increase in interest expense for fiscal year 2009 as compared to fiscal year 2008 is due to higher revolving line of credit balances and a new term loan executed in conjunction with the acquisition of the baby products line of Springs Global in November 2007.

Management does not believe that inflation has had a material effect on the Company’s operations. The Company has traditionally attempted to increase its prices to offset inflation. There is no assurance, however, that the Company will be able to adequately increase its prices in response to inflation.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities was $8.4 million for the year ended March 29, 2009, compared to $2.7 million for the year ended March 30, 2008. The change in cash provided by operating activities was primarily due to changes in accounts receivable and inventory balances, offset by changes in accounts payable and accrued liability balances. Net cash used in investing activities was $0.3 million in 2009 compared $0.5 million in the prior year. Net cash used in financing activities was $0.8 million in 2009 compared to net cash provided by financing activities of $5.7 million in the prior year. Net cash used in the current year was primarily for common stock repurchases. Cash provided in the prior year was primarily for net borrowings on the revolving line of credit, offset by payments on long-term debt and common stock repurchases. The Company’s cash increased from $7.9 million at March 30, 2008 to $15.2 million at March 29, 2009, due to management’s decision to build up its cash reserves rather than pay down its revolving line of credit. This decision was made to preserve the Company’s ability to meet its working capital needs in the event that the Company’s primary lender should suffer an adverse liquidity event that would jeopardize the Company’s ability to draw on its revolving line of credit. As of March 29, 2009, letters of credit of $0.5 million were outstanding against the $1.5 million sub-limit for letters of credit associated with the Company’s $26 million revolving line of credit. Based on eligible accounts receivable and inventory balances as of March 29, 2009, the Company had revolving credit availability of $2.5 million.

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

At March 29, 2009 and March 30, 2008, the Company’s long-term debt consisted of the following (in thousands):

	March 29,	March 30,
	2009	2008

Revolving line of credit	$20,062	$17,383
Term loan	1,667	4,167
Non-interest bearing notes	4,000	4,000
Original issue discount	(494)	(739)
Capital leases	—	4

	25,235	24,815
Less current maturities	1,667	2,504

	$23,568	$22,311

The Company’s credit facilities at March 29, 2009 consisted of the following:

Revolving Line of Credit of up to $26.0 million, including a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 1.00% (2.25% at March 29, 2009) for base rate borrowings or LIBOR plus 2.25% (2.75% at March 29, 2009), maturing on July 11, 2010 and secured by a first lien on all assets of the Company. There was a balance of $20.1 million on the revolving line of credit at March 29, 2009, and the Company had $2.5 million available under the revolving line of credit based on eligible accounts receivable and inventory balances as of March 29, 2009. As of March 29, 2009, letters of credit of $0.5 million were outstanding against the $1.5 million sub-limit for letters of credit.

The financing agreement for the $26.0 million revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of March 29, 2009.

Term Loan of an original amount of $5.0 million, with an interest rate of prime plus 0.5% (3.75% at March 29, 2009) and requiring equal monthly installments of principal until final maturity on November 1, 2009.

Subordinated Notes of $4.0 million. The notes do not bear interest and are due in two equal installments of $2.0 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $0.5 million is included in the consolidated balance sheet as of March 29, 2009.

Annual maturities of the Company’s credit facilities are as follows (in thousands):

Fiscal
Year	Revolver	Term Loan	Sub Notes	Total

2010	$—	$1,667	$—	$1,667
2011	20,062	—	2,000	22,062
2012	—	—	2,000	2,000

Total	$20,062	$1,667	$4,000	$25,729

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreement, which expires on July 11, 2010, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor by the due date, the Company is charged interest at prime less 1.0%, which was 2.25% at March 29, 2009, until payment is received. The Company incurred interest expense of $106,000 and $170,000 in fiscal years

2009 and 2008, respectively, as a result of the failure of the Company’s customers to pay the factor by the due date. The factor bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. The Company’s factor may at any time terminate or limit its approval of shipments to a particular customer. If such a termination occurs, the Company must either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

Critical Accounting Policies and Estimates

The listing below, while not inclusive of all of the Company’s accounting policies, sets forth those accounting policies which the Company’s management believes embody the most significant judgments due to the uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company also has a certain amount of discontinued finished goods which necessitates the establishment of inventory reserves that are highly subjective.

The Company’s impairment test for goodwill is based on comparing the fair value of each reporting unit of the Company to such reporting unit’s carrying value. Fair value is measured using a combination of the income approach, utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, and the public company comparables approach, utilizing multiples of profit measures. The estimates that the Company uses to measure goodwill are consistent with the plans and estimates that the Company uses to manage its operations and are based on the best information available as of the date of the measurement. Actual results could differ from those estimates.

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

The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, markdowns and warehouse and other allowances. Consistent with the guidance provided in Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), released by the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”), all such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities. When a customer requests deductions, the allowances are reduced to reflect such payments.

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

The Company factors the majority of its receivables. In the event a factored receivable becomes uncollectible due to credit worthiness, the factor bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at March 29, 2009 totaled $19.0 million, net of allowances of $1.6 million.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses, net of royalty income, included in cost of sales amounted to $6.9 million and $4.9 million for fiscal years 2009 and 2008, respectively.

Inventory Valuation:  The preparation of the Company’s financial statements requires careful determination of the appropriate dollar amount of the Company’s inventory balances. Such amount is presented as a current asset in the Company’s consolidated balance sheets and is a direct determinant of cost of goods sold in the consolidated statements of income and, therefore, has a significant impact on the amount of net income reported in an accounting period. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to bring inventory to its existing condition and location. The Company’s inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method, which assumes that inventory quantities are sold in the order in which they are manufactured or purchased. The determination of the indirect charges and their allocation to the Company’s finished goods inventories is complex and requires significant management judgment and estimates. Differences would result in the valuation of the Company’s inventories and in the amount and timing of the Company’s cost of goods sold and resulting net income for any period if management made different judgments or utilized different estimates.

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company’s operations. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is no longer as great as its carrying value, an allowance against the inventory valuation is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of goods sold in the Company’s consolidated statements of income. When inventory for which an allowance has been established is later sold or is otherwise disposed, the allowance is reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may need to establish additional allowances which could materially impact the Company’s financial position and results of operations.

As of March 29, 2009, the Company’s inventories totaled $11.8 million, net of allowances for discontinued, irregular, slow moving and obsolete inventories of $0.4 million. Management believes that the Company’s inventory allowances are sufficient to result in a net valuation of the carrying amount of the inventory at lower of cost or market.

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

The Company’s provision for income taxes on continuing operations is based upon an effective tax rate, excluding the effect of the goodwill impairment charge, of 39.4% and 38.6% in fiscal years 2009 and 2008, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes (net of federal tax benefit) in the various states in which the Company operates.

Beginning with the Company’s adoption on April 2, 2007 of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement of Financial Accounting Standards (“SFAS”)

No. 109 (“FIN 48”), the Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Tax years still open to federal or state general examination or other adjustment as of March 29, 2009 include tax years ended April 2, 2006, April 1, 2007, March 30, 2008 and March 29, 2009, as well as the tax year ended April 3, 2005 for several states. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if it was probable that such positions would be sustained.

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

The Company reported goodwill of $22.9 million at March 30, 2008. The Company tests the fair value of the goodwill of its reporting units annually in a two-step approach. The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value. If step one indicates that a potential impairment exists, the second step is performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, that the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation. An impairment test must be performed more frequently if an event or change in circumstances occurs that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.

The market capitalization of the Company was below its net book value for most of the second half of fiscal year 2009, which the Company concluded was a triggering event that required the Company to perform an interim impairment test of the goodwill of its reporting units. As a result of step one of this interim impairment test, the Company concluded that the fair values of its two reporting units were below their carrying values, indicating that the goodwill within these reporting units had been impaired. In step two of the interim impairment test, the goodwill of the reporting units was determined to have no implied value. Accordingly, during fiscal year 2009, the Company recorded a pre-tax charge of $22.9 million, which represented the aggregate carrying value of the goodwill of the Company’s reporting units. This impairment charge did not result in any cash expenditures, did not have an adverse effect on the covenant calculations under the Company’s financing agreement or the Company’s overall compliance with those covenants and did not affect the Company’s cash position, cash flows from operating activities or availability under its revolving line of credit.

Recently-Issued Accounting Standards

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

however, the Company does not anticipate that the adoption of SFAS No. 157 will materially impact the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

ITEM 8.	Financial Statements and Supplementary Data

See pages 18 and F-1 through F-21 hereof.

ITEM 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of March 29, 2009.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only a reasonable, rather than absolute, assurance that the Company’s financial statements are free of any material misstatement, whether caused by error or fraud.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting as required by Rule 13a-15(d) and, in connection with such evaluation determined that no changes occurred during the Company’s fourth fiscal quarter ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the Company’s directors and executive officers will be set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2009 (the “Proxy Statement”) under the captions “Election of Directors” and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Ethics” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Board Committees and Meetings” and “Report of the Audit Committee” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Pre-Approval Policies and Procedures” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

- Reports of Independent Registered Public Accounting Firms

- Consolidated Balance Sheets as of March 29, 2009 and March 30, 2008

-	Consolidated Statements of Income for the Fiscal Years Ended March 29, 2009 and March 30, 2008

-	Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 29, 2009 and March 30, 2008

-	Consolidated Statements of Cash Flows for the Fiscal Years Ended March 29, 2009 and March 30, 2008

-	Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule

The following financial statement schedule of the Company is filed with this report:

Schedule II — Valuation and Qualifying Accounts	Page 19

All other schedules not listed above have been omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
		Charged to
	Balance at	Costs and		Balance at
	Beginning	(Reversed from)		End of
	of Period	Expenses	Deductions(1)	Period
	(In thousands)

Accounts Receivable Valuation Accounts:
Year Ended March 30, 2008
Allowance for doubtful accounts	$20	$28	$12	$4
Allowance for customer deductions	$969	$4,387	$4,682	$1,264
Year Ended March 29, 2009
Allowance for doubtful accounts	$4	$(5)	$1	$0
Allowance for customer deductions	$1,264	$5,002	$4,685	$1,581
Inventory Valuation Accounts:
Year Ended March 30, 2008
Allowance for discontinued and irregulars	$344	$(19)	$—	$325
Year Ended March 29, 2009
Allowance for discontinued and irregulars	$325	$86	$—	$411

(1)	Deductions from the allowance for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits

2.1	—	Asset Purchase Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(8)
3.1	—	Amended and Restated Certificate of Incorporation of the Company.(3)
3.2	—	Bylaws of the Company.(3)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company.(3)
4.2	—	Instruments defining the rights of security holders are contained in the Bylaws of the Company(3)
4.3	—	Amended and Restated Rights Agreement dated as of August 6, 2003 between the Company and SunTrust Bank, as Rights Agent, including the Form of Right Certificate (Exhibit A) and the Summary of Rights to Purchase Common Shares (Exhibit B).(2)
4.4	—	Amendment No. 1 to Amended and Restated Rights Agreement dated as of July 12, 2006 between the Company and Computershare Investor Services, LLC.(5)
4.5	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan.(6)
4.6	—	Form of Incentive Stock Option Agreement.(6)
4.7	—	Form of Non-Qualified Stock Option Agreement (Employees).(6)
4.8	—	Form of Non-Qualified Stock Option Agreement (Directors).(6)
4.9	—	Form of Restricted Stock Grant Agreement (Form A).(6)
4.10	—	Form of Restricted Stock Grant Agreement (Form B).(6)
4.11	—	Amendment No. 2 to Amended and Restated Rights Agreement dated as of August 30, 2006 between the Company and Computershare Investor Services, LLC.(7)
4.12	—	Amendment No. 3 to Amended and Restated Rights Agreement dated as of April 14, 2009 between the Company and Computershare Trust Company, N.A.(13)
10.1	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut.(1)
10.2	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut.(4)
10.3	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Amy Vidrine Samson.(4)
10.4	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman.(4)
10.5	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(5)
10.6	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(5)
10.7	—	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc.(5)
10.8	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Wachovia Bank, National Association.(5)
10.9	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Banc of America Strategic Solutions, Inc.(5)
10.10	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to The Prudential Insurance Company of America.(5)
10.11	—	Security Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and Wachovia Bank, National Association, as Agent.(5)

Exhibit
Number		Description of Exhibits

10.12	—	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to Wachovia Bank, National Association, as Agent.(5)
10.13	—	Noncompetition and Non-Disclosure Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(8)
10.14	—	Warehousing Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(8)
10.15	—	Transition Services Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(8)
10.16	—	First Amendment to Financing Agreement dated as of November 5, 2007 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(8)
10.17	—	First Amendment to Mortgage, Assignment of Leases and Rents, and Security Agreement dated November 5, 2007 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc.(8)
10.18	—	Letter Agreement dated as of January 29, 2008 between the Company and Wellington Management Company, LLP.(9)
10.19	—	Governance and Standstill Agreement dated July 1, 2008 by and among Crown Crafts, Inc., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Partners Small Cap Value Offshore Fund, Ltd., Channel Partnership II, L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Nelson Obus and Joshua Landes.(10)
10.20	—	Employment Agreement dated November 6, 2008 by and between the Company and Olivia W. Elliott(11)
10.21	—	First Amendment to Employment Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut.(12)
10.22	—	First Amendment to Amended and Restated Severance Protection Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut.(12)
10.23	—	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Amy Vidrine Samson.(12)
10.24	—	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Nanci Freeman.(12)
14.1	—	Code of Ethics.(4)
21.1	—	Subsidiaries of the Company.(14)
23.1	—	Consent of KPMG LLP.(14)
23.2	—	Consent of Deloitte & Touche LLP.(14)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.(14)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.(14)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer.(14)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer.(14)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.

(2)	Incorporated herein by reference to Registrant’s Registration Statement on Form 8-A/A dated August 13, 2003.

(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.

(4)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.

(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.

(6)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.

(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 30, 2006.

(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.

(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 29, 2008.

(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 1, 2008.

(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.

(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.

(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 16, 2009.

(14)	Filed herewith.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut E. Randall Chestnut	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 23, 2009

/s/ William T. Deyo, Jr. William T. Deyo, Jr.	Director	June 23, 2009

/s/ Sidney Kirschner Sidney Kirschner	Director	June 23, 2009

/s/ Zenon S. Nie Zenon S. Nie	Director	June 23, 2009

/s/ Donald Ratajczak Donald Ratajczak	Director	June 23, 2009

/s/ Joseph Kling Joseph Kling	Director	June 23, 2009

/s/ Frederick G. Wasserman Frederick G. Wasserman	Director	June 23, 2009

/s/ Olivia W. Elliott Olivia W. Elliott	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 23, 2009

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Financial Statements:
Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets as of March 29, 2009 and March 30, 2008	F-3
Consolidated Statements of Income for the Fiscal Years Ended March 29, 2009 and March 30, 2008	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 29, 2009 and March 30, 2008	F-5
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 29, 2009 and March 30, 2008	F-6
Notes to Consolidated Financial Statements	F-7
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Crown Crafts, Inc.

We have audited the accompanying consolidated balance sheet of Crown Crafts, Inc. and subsidiaries as of March 29, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement Schedule II included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 29, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  KPMG LLP

June 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Crown Crafts, Inc.
Gonzales, Louisiana

We have audited the accompanying consolidated balance sheet of Crown Crafts, Inc. and subsidiaries (the “Company”) as of March 30, 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended March 30, 2008 listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 30, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended March 30, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

June 9, 2008

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 29, 2009 and March 30, 2008

	March 29, 2009	March 30, 2008
	(Amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$15,249	$7,930
Accounts receivable (net of allowances of $1,581 at March 29, 2009 and $1,268 at March 30, 2008):
Due from factor	17,341	16,081
Other	1,613	2,197
Inventories, net	11,751	13,777
Prepaid expenses	1,070	1,064
Assets held for sale	550	663
Deferred income taxes	921	885

Total current assets	48,495	42,597
Property, plant and equipment — at cost:
Vehicle	44	—
Land, buildings and improvements	205	203
Machinery and equipment	2,476	2,241
Furniture and fixtures	765	742

	3,490	3,186
Less accumulated depreciation	2,816	2,597

Property, plant and equipment — net	674	589
Other assets:
Goodwill, net	—	22,884
Intangible assets, net	5,515	7,276
Deferred income taxes	1,655	—
Other	188	131

Total other assets	7,358	30,291

Total Assets	$56,527	$73,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,118	$5,614
Accrued wages and benefits	894	1,179
Accrued royalties	1,056	1,023
Other accrued liabilities	813	711
Current maturities of long-term debt	1,667	2,504

Total current liabilities	10,548	11,031
Non-current liabilities:
Long-term debt	23,568	22,311
Deferred income taxes	—	402

Total non-current liabilities	23,568	22,713
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — $0.01 par value per share; Authorized 1,000,000 shares; No shares issued at March 29, 2009 and March 30, 2008	—	—
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,098,441 shares at March 29, 2009 and 10,039,942 shares at March 30, 2008	101	100
Additional paid-in capital	39,995	39,247
Treasury stock — at cost — 889,051 shares at March 29, 2009 and 562,647 shares at March 30, 2008	(3,056)	(2,071)
Retained earnings (accumulated deficit)	(14,629)	2,457

Total shareholders’ equity	22,411	39,733

Total Liabilities and Shareholders’ Equity	$56,527	$73,477

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Fiscal years ended March 29, 2009 and March 30, 2008

	2009	2008
	(Amounts in thousands, except per share amounts)

Net sales	$87,398	$74,887
Cost of products sold	68,488	56,281

Gross profit	18,910	18,606
Marketing and administrative expenses	10,954	10,698
Goodwill impairment charge	22,884	—

(Loss) income from operations	(14,928)	7,908
Other income (expense):
Interest expense	(1,089)	(775)
Other — net	108	126

(Loss) income before income taxes	(15,909)	7,259
Income tax expense	1,133	2,828

(Loss) income from continuing operations after income taxes	(17,042)	4,431
Loss from discontinued operations — net of income taxes	(44)	(78)

Net (loss) income	$(17,086)	$4,353

Weighted average shares outstanding — basic	9,317	9,888

Weighted average shares outstanding — diluted	9,317	10,165

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(1.83)	$0.45
Loss from discontinued operations	—	(0.01)

Total basic (loss) earnings per share	$(1.83)	$0.44

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(1.83)	$0.44
Loss from discontinued operations	—	(0.01)

Total diluted (loss) earnings per share	$(1.83)	$0.43

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal years ended March 29, 2009 and March 30, 2008

						Retained
	Common Shares		Treasury Shares		Additional	Earnings	Total
	Number of		Number of		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
	(Dollar amounts in thousands)

Balances — April 1, 2007	10,003,692	$100	—	$—	$38,619	$(1,896)	$36,823
Issuance of shares	36,250	—			40		40
Stock-based compensation					588		588
Purchase of treasury stock			(562,647)	(2,071)			(2,071)
Net income						4,353	4,353

Balances — March 30, 2008	10,039,942	100	(562,647)	(2,071)	39,247	2,457	39,733
Issuance of shares	58,499	1			19		20
Stock-based compensation					707		707
Tax effect of stock-based compensation					22		22
Purchase of treasury stock			(326,404)	(985)			(985)
Net loss						(17,086)	(17,086)

Balances — March 29, 2009	10,098,441	$101	(889,051)	$(3,056)	$39,995	$(14,629)	$22,411

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended March 29, 2009 and March 30, 2008

	2009	2008
	(Amounts in thousands)

Operating activities:
Net (loss) income	$(17,086)	$4,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	285	349
Amortization of intangibles	1,745	784
Impairment charge — goodwill	22,884	—
Impairment charge — assets held for sale	94	—
Deferred income taxes	(2,072)	1,227
(Gain) loss on sale of property, plant and equipment	(65)	9
Discount accretion	244	227
Stock-based compensation	707	588
Changes in assets and liabilities:
Accounts receivable	(618)	(5,539)
Inventories, net	2,026	(2,551)
Prepaid expenses	(6)	249
Other assets	(99)	51
Accounts payable	504	2,062
Accrued liabilities	(150)	869

Net cash provided by operating activities	8,393	2,678

Investing activities:
Capital expenditures	(372)	(188)
Acquisition costs to purchase Baby Products Line from Springs Global	—	(356)
Proceeds from disposition of assets	86	19

Net cash used in investing activities	(286)	(525)

Financing activities:
Payments on long-term debt	(2,503)	(852)
Proceeds under revolving line of credit, net	2,680	8,627
Purchase of treasury stock	(985)	(2,071)
Issuance of common stock	20	40

Net cash (used in) provided by financing activities	(788)	5,744

Net increase (decrease) in cash and cash equivalents	7,319	7,897
Cash and cash equivalents at beginning of period	7,930	33

Cash and cash equivalents at end of period	$15,249	$7,930

Supplemental cash flow information:
Income taxes paid	$2,854	$1,177
Interest paid	746	475
Noncash investing activities:
Debt issued to purchase Baby Products Line from Springs Global:
Funded through revolving line of credit	$—	$6,014
Funded through long-term debt	—	5,000

Total debt issued to purchase Baby Products Line from Springs Global	$—	$11,014

Adjustment to purchase price of Springs Baby Products
from resolution of pre-acquisition contingency	$(58)	$—

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Fiscal Years Ended March 29, 2009 and March 30, 2008

Note 1 —	Description of Business

Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) operate in the infant and toddler products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding, infant bibs and related soft goods and accessories. Sales of the Company’s products are generally made directly to retailers, primarily mass merchants, chain stores, juvenile specialty stores, internet accounts, wholesale clubs and catalogue and direct mail houses.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation:  The consolidated financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s fiscal year ends on the Sunday nearest March 31. Fiscal years are designated in the consolidated financial statements and notes thereto by reference to the calendar year within which the fiscal year ends. The consolidated financial statements encompass 52 weeks for fiscal years 2009 and 2008.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company also has a certain amount of discontinued finished goods which necessitates the establishment of inventory reserves that are highly subjective.

The Company’s impairment test for goodwill is based on comparing the fair value of each reporting unit of the Company to such reporting unit’s carrying value. Fair value is measured using a combination of the income approach, utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, and the public company comparables approach, utilizing multiples of profit measures. The estimates that the Company uses to measure goodwill are consistent with the plans and estimates that the Company uses to manage its operations and are based on the best information available as of the date of the measurement. Actual results could differ from those estimates.

Cash and Cash Equivalents:  The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Financial Instruments:  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents, accounts receivable and accounts payable — For those short term instruments, the carrying value is a reasonable estimate of fair value.

•	Long term debt — The carrying value of the Company’s long term debt approximates fair value because interest rates under the Company’s borrowings are variable, based on prevailing market rates.

Depreciation and Amortization:  Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are three to seven and one-half years for machinery and equipment, five years for data processing equipment and eight years for furniture and fixtures. The cost of improvements to leased premises is amortized over the shorter of the estimated life of the improvement or the term of the lease.

Revenue Recognition:  Sales are recorded when goods are shipped to customers and are reported net of allowances for estimated returns and allowances in the consolidated statements of income. Allowances for returns

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, markdowns and warehouse and other allowances. Consistent with the guidance provided in Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), released by the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”), all such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities. When a customer requests deductions, the allowances are reduced to reflect such payments.

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

The Company factors the majority of its receivables. In the event a factored receivable becomes uncollectible due to credit worthiness, the factor bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at March 29, 2009 totaled $19.0 million, net of allowances of $1.6 million.

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

The Company reported goodwill of $22.9 million at March 30, 2008. The Company tests the fair value of the goodwill of its reporting units annually in a two-step approach. The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value. If step one indicates that a potential impairment exists, the second step is performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, that the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation. An impairment test must be performed more frequently if an event or change in circumstances occurs that suggests that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Beginning with the Company’s adoption on April 2, 2007 of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 109 (“FIN 48”), the Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Tax years still open to federal or state general examination or other adjustment as of March 29, 2009 include tax years ended April 2, 2006, April 1, 2007, March 30, 2008 and March 29, 2009, as well as the tax year ended April 3, 2005 for several states. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

Segments and Related Information:  The Company operates in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, infant bibs and related soft goods and accessories.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expense, net of royalty income, included in cost of sales amounted to $6.9 million and $4.9 million in 2009 and 2008, respectively.

(Loss) Earnings Per Share:  (Loss) earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of income for all entities with complex capital structures. (Loss) earnings per common share are based on the weighted average number of shares outstanding during the period. Basic and diluted weighted average shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options would be used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. The

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

following table sets forth the computation of basic and diluted net (loss) income per common share for fiscal years 2009 and 2008.

	2009	2008
	(Amounts in thousands, except per share data)

(Loss) income from continuing operations	$(17,042)	$4,431
(Loss) from discontinued operations	(44)	(78)

Net (loss) income, basic and diluted	$(17,086)	$4,353

Weighted average number of shares outstanding
Basic	9,317	9,888
Effect of dilutive securities	—	277

Diluted	9,317	10,165

(Loss) earnings per common share
Basic
Continuing operations	$(1.83)	$0.45
Discontinued operations	—	(0.01)

Total	$(1.83)	$0.44

(Loss) earnings per common share
Diluted
Continuing operations	$(1.83)	$0.44
Discontinued operations	—	(0.01)

Total	$(1.83)	$0.43

Recently-Issued Accounting Standards:  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for a reporting entity to measure fair value in generally accepted accounting principles, and expands disclosure requirements related to fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however, the Company does not anticipate that the adoption of SFAS No. 157 will materially impact the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. This statement also establishes disclosure

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

Note 3 —	Acquisition

On November 5, 2007, Crown Crafts Infant Products, Inc. (“CCIP”), a wholly-owned subsidiary of the Company, acquired certain assets from, and assumed certain liabilities of, Springs Global US, Inc. (“Springs Global”) with respect to the baby products line of Springs Global. The initial purchase price was reduced upon the completion of a final valuation of the inventory purchased. The Company also capitalized the direct costs associated with the acquisition and in fiscal year 2009 resolved a pre-acquisition contingency for a total capitalized acquisition cost as follows (in thousands):

Amount

Initial purchase price	$12,393
Refund upon inventory valuation	(1,379)
Resolution of pre-acquisition contingency	(58)
Capitalized direct acquisition costs	356

Total	$11,312

The fair values of the assets acquired and liabilities assumed were determined by the Company with the assistance of an independent third party. The Company’s allocation of the capitalized acquisition cost is as follows (in thousands):

Amount

Inventory	$4,082
Intangible assets	7,376
Goodwill	—

Total assets acquired	11,458

Customer allowances	146

Total liabilities assumed	146

Net assets acquired	$11,312

The Springs Global baby products line represented less than 2% of the total revenues of Springs Global, and separate financial statements for the baby products line were not historically prepared. Nonetheless, in connection with the acquisition, the management of Springs Global has furnished to the Company unaudited, abbreviated statements of revenues and direct expenses with respect to the baby products line of Springs Global for the nine-month period ended September 29, 2007. These statements excluded charges for corporate overhead, interest expense and income taxes, but included estimates of charges for customer service, cash management, purchasing, accounting and information technology services that were directly charged to the baby products line and/or allocated to it based on a relative percentage of sales in the baby products line to the total sales of Springs Global. The periods covered by these statements are not coterminous with the Company’s fiscal year ended March 30, 2008. Additionally, such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Springs Global baby products line had been a separate entity or if the business had been owned and operated by the Company. Certain of the Company’s costs incurred to operate the Springs Global baby products line are anticipated to be less than those incurred by Springs Global; however, no reliably verifiable information is available

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to adjust the estimated results of operations of the Springs Global baby products line, and no adjustments have been made to give effect to these anticipated reduced costs.

For pro forma purposes, the revenues and expenses reported by the Springs Global baby products line for the nine-month period ended September 29, 2007 were prorated to the seven-month period ending on the acquisition date and were combined with the revenues and expenses reported by the Company for the fiscal year ended March 30, 2008. This activity was performed to provide the following unaudited pro forma financial information, which presents a summary of the Company’s consolidated results of operations for the fiscal year ended March 30, 2008, as if the acquisition of the baby products line from Springs Global had occurred on April 2, 2007. This pro forma financial information includes adjustments to reflect the amortization of the intangible assets acquired and an estimate of the interest expense and income taxes that would have been incurred from April 2, 2007 to the acquisition date, but is not otherwise necessarily indicative of the consolidated results of operations that would have been reported by the Company if the acquisition had occurred on April 2, 2007 (in thousands):

2008
(Unaudited)

Net sales	$88,908
Total operating expenses	82,023

Income from continuing operations	$3,656

Income from continuing operations per share
Basic	$0.37

Diluted	$0.36

Note 4 —	Discontinued Operations

On February 2, 2007, the Company announced that it would liquidate Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company. During the first quarter of fiscal year 2008, Churchill’s operations ceased and all employees were terminated. The Company is actively marketing Churchill’s land and building for sale, and a portion of the property was sold in July 2008. In accordance with accounting guidelines, the operations of Churchill are classified as discontinued operations in the consolidated statements of income. The Churchill property is recorded at the lower of net book value or fair value, less cost to sell, and is classified as assets held for sale in the consolidated balance sheets. Management of the Company has determined that the fair value, less cost to sell, of the property had fallen below its net book value as of March 29, 2009. Accordingly, during fiscal year 2009, the Company recorded a pre-tax impairment charge of $94,000, which did not result in any cash expenditures, did not have an adverse effect on the Company’s compliance with the covenants under its financing agreement and did not affect the Company’s cash position, cash flows from operating activities or availability under its revolving line of credit.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the loss from discontinued operations for fiscal years 2009 and 2008.

	2009	2008
	(Amounts in thousands)

Loss from discontinued operations	$(48)	$(155)
Gain (loss) from sale of property	67	(5)
Impairment charge	(94)	—

	$(75)	$(160)

Income tax benefit	(31)	(82)

Net loss from discontinued operations	$(44)	$(78)

Note 5 —	Goodwill and Other Intangible Assets

Goodwill:  The Company reported goodwill of $22.9 million at March 30, 2008. The Company tests the fair value of the goodwill of its reporting units annually in a two-step approach. The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value. If step one indicates that a potential impairment exists, the second step is performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, that the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation. An impairment test must be performed more frequently if an event or change in circumstances occurs that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.

The market capitalization of the Company was below its net book value for most of the second half of fiscal year 2009, which the Company concluded was a triggering event that required the Company to perform an interim impairment test of the goodwill of its reporting units. As a result of step one of this interim impairment test, the Company concluded that the fair values of its two reporting units were below their carrying values, indicating that the goodwill within these reporting units had been impaired. In step two of the interim impairment test, the goodwill of the reporting units was were determined to have no implied value. Accordingly, during fiscal year 2009, the Company recorded a pre-tax charge of $22.9 million, which represented the aggregate carrying value of the goodwill of the Company’s reporting units. This impairment charge did not result in any cash expenditures and did not have an adverse effect on the covenant calculations under the Company’s financing agreement.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets:  Other intangible assets, their estimated useful life, accumulated amortization as of March 29, 2009 and amortization expense for fiscal years 2009 and 2008 are as follows (in thousands):

			Accumulated
	Gross	Estimated	Amortization at	Amortization
	Carrying	Useful	March 29,	Expense
	Amount	Life	2009	FY 2009	FY 2008

Springs acquisition:
Licenses & existing designs	$1,655	2 years	$1,172	$827	$345
Licenses & future designs	1,847	4 years	654	462	192
Non-compete	115	4 years	41	29	12
Customer relationships	3,759	10 years	538	378	159

Total Springs acquisition	7,376		2,405	1,696	708

Other acquired intangible assets	600	15 years	120	38	74
Other intangible assets	81	10 years	17	11	2

Total other intangible assets	$8,057		$2,542	$1,745	$784

The table below sets forth estimated amortization expense for the following fiscal years (in thousands):

	2010	2011	2012	2013	2014

Springs acquisition:
Licenses & existing designs	$483	$—	$—	$—	$—
Licenses & future designs	461	461	269	—	—
Non-compete	29	29	17	—	—
Customer relationships	375	375	375	375	375

Total Springs acquisition	1,348	865	661	375	375

Other acquired intangible assets	38	38	38	38	38
Other intangible assets	5	5	5	5	5

Total estimated amortization expense	$1,391	$908	$704	$418	$418

Note 6 —	Inventories

Major classes of inventory were as follows (in thousands):

	March 29, 2009	March 30, 2008

Raw Materials	$30	$40
Finished Goods	11,721	13,737

Total inventory	$11,751	$13,777

Inventory is net of allowances for inventories classified as irregular or discontinued of $0.4 million at March 29, 2009 and $0.3 million at March 30, 2008. When inventory for which an allowance has been established is later sold or is otherwise disposed, the allowance is reduced accordingly.

Note 7 —	Financing Arrangements

Factoring Agreement:  The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, which expires in July 2010, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

date, the Company is charged interest at prime less 1.0%, which was 2.25% at March 29, 2009, until payment is received. The Company incurred interest expense of $106,000 and $170,000 in fiscal years 2009 and 2008, respectively, as a result of the failure of the Company’s customers to pay the factor by the due date. The factor bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. The factor may at any time limit or terminate its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risks for shipments to the customer after the date of such termination or cease shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of income, were $352,000 and $246,000, respectively, in 2009 and 2008. There were no advances from the factor at both March 29, 2009 and March 30, 2008.

Notes Payable and Other Credit Facilities:  At March 29, 2009 and March 30, 2008, long term debt of the Company consisted of (in thousands):

	March 29, 2009	March 30, 2008

Revolving line of credit	$20,062	$17,383
Term loan	1,667	4,167
Non-interest bearing notes	4,000	4,000
Original issue discount	(494)	(739)
Capital leases	—	4

	25,235	24,815
Less current maturities	1,667	2,504

	$23,568	$22,311

The Company’s credit facilities at March 29, 2009 include the following:

Revolving Line of Credit of up to $26.0 million, including a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 1.00% (2.25% at March 29, 2009) for base rate borrowings or LIBOR plus 2.25% (2.75% at March 29, 2009), maturing on July 11, 2010 and secured by a first lien on all assets of the Company. There was a balance of $20.1 million on the revolving line of credit at March 29, 2009, and the Company had $2.5 million available under the revolving line of credit based on eligible accounts receivable and inventory balances as of March 29, 2009. As of March 29, 2009, letters of credit of $0.5 million were outstanding against the $1.5 million sub-limit for letters of credit.

The financing agreement for the $26.0 million revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of March 29, 2009.

Term Loan of an original amount of $5.0 million, with an interest rate of prime plus 0.5% (3.75% at March 29, 2009) and requiring equal monthly installments of principal until final maturity on November 1, 2009.

Subordinated Notes of $4.0 million. The notes do not bear interest and are due in two equal installments of $2.0 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $0.5 million is included in the consolidated balance sheet as of March 29, 2009.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Minimum annual maturities of the Company’s credit facilities are as follows (in thousands):

Fiscal
Year	Revolver	Term Loan	Sub Notes	Total

2010	$—	$1,667	$—	$1,667
2011	20,062	—	2,000	22,062
2012	—	—	2,000	2,000

Total	$20,062	$1,667	$4,000	$25,729

Note 8 —	Related Party Transactions

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

Note 9 —	Income Taxes

The Company’s income taxes for fiscal years 2009 and 2008 are summarized below (in thousands):

	Fiscal Year Ended March 29, 2009
	Current	Deferred	Total

Federal	$2,667	$(1,769)	$898
State	507	(279)	228
Other, including foreign	7	—	7

Income tax expense (benefit) on continuing operations	3,181	(2,048)	1,133
Income tax expense (benefit) on discontinued operations	15	(46)	(31)
Income tax reported in stockholders’ equity related to
stock-based compensation	—	22	22

Total income tax	$3,196	$(2,072)	$1,124

	Fiscal Year Ended March 30, 2008
	Current	Deferred	Total

Federal	$1,182	$1,260	$2,442
State	442	(56)	386
Other, including foreign	—	—	—

Income tax expense on continuing operations	1,624	1,204	2,828
Income tax expense (benefit) on discontinued operations	(105)	23	(82)

Total income tax expense	$1,519	$1,227	$2,746

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 29, 2009 and March 30, 2008 are as follows (in thousands):

	March 29, 2009	March 30, 2008

Deferred tax assets:
Employee benefit accruals	$342	$440
Accounts receivable and inventory reserves	579	445
Goodwill	367	—
Other intangible assets	686	207
State net operating loss carryforwards	1,104	855
Stock-based compensation	626	341

Total gross deferred tax assets	3,704	2,288
Less valuation allowance	(1,104)	(855)

Deferred tax assets after valuation allowance	2,600	1,433

Deferred tax liabilities:
Goodwill	—	(935)
Property, plant and equipment	(24)	(15)

Total deferred tax liabilities	(24)	(950)

Net deferred income tax assets	$2,576	$483

In assessing the probability that the Company’s deferred tax assets will be realized, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of March 29, 2009 and March 30, 2008 was related to the Company’s state net operating loss carryforwards that, in the judgment of management, are not likely to be realized. The Company utilized its remaining federal income tax net operating loss carryforwards of $3.3 million during fiscal year 2008. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

Beginning with the Company’s adoption on April 2, 2007 of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 109 (“FIN 48”), the Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Tax years still open to federal or state general examination or other adjustment as of March 29, 2009 include tax years ended April 2, 2006, April 1, 2007, March 30, 2008 and March 29, 2009, as well as the tax year ended April 3, 2005 for several states. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2009 and 2008 (in thousands):

	2009	2008

Tax expense (benefit) at statutory rate (34)%	$(5,409)	$2,468
State income taxes, net of Federal income tax benefit	195	292
Tax credits	(152)	(35)
Nondeductible expenses	12	11
Goodwill impairment	6,533	—
Other	(46)	92

Income tax expense on continuing operations	$1,133	$2,828

Note 10 —	Retirement Plans

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the board of directors determines the portion, if any, of employee contributions that will be matched by the Company. The Company’s matching contribution to the Plan, net of the utilization of forfeitures was $133,000 and $131,000, respectively, for fiscal years 2009 and 2008. This matching represents an amount equal to 100% of the first 2% of employee contributions and 50% of the next 1% of employee contributions to the Plan.

Note 11 —	Stock-based Compensation

The Company has two incentive stock plans, the 1995 Stock Option Plan (the “1995 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”). The Company granted non-qualified stock options to employees and non-employee directors from the 1995 Plan through the fiscal year ended April 2, 2006. In conjunction with the approval of the 2006 Plan by the Company’s stockholders at its Annual Meeting in August 2006, options may no longer be issued from the 1995 Plan.

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

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

April 2, 2006 in accordance with the original provisions of SFAS No. 123. Prior periods were not restated to reflect the impact of adopting SFAS No. 123(R).

The Company recorded $707,000 and $588,000 of stock-based compensation during fiscal years 2009 and 2008, respectively. No stock-based compensation costs were capitalized as part of the cost of an asset as of March 29, 2009.

Stock Options:  The following table represents stock option activity for fiscal year 2009:

	Weighted-Average	Number of
	Exercise Price	Options

Outstanding at March 30, 2008	$2.15	651,330
Granted	3.58	200,000
Exercised	0.74	(28,499)
Forfeited	3.77	(3,000)

Outstanding at March 29, 2009	$2.54	819,831

Exercisable at March 29, 2009	$2.02	564,831

During the quarter ended June 29, 2008, the Company granted 200,000 non-qualified stock options to certain employees at the closing price of the Company’s common stock on the date of grant, which options vest over a two-year period, assuming continued service. The following assumptions were used for the stock options granted during the quarter ended June 29, 2008.

Dividend Yield	—
Expected Volatility	55.00%
Risk free interest rate	3.54%
Expected life in years	5.75
Forfeiture rate	5.00%

The Company recognized compensation expense associated with stock options for 2009 and 2008 as follows (in thousands):

	Fiscal Year Ended March 29, 2009
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense

2007	$23	$71	$94
2008	38	97	135
2009	36	108	144

Total stock option compensation	$97	$276	$373

	Fiscal Year Ended March 30, 2008
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense

2007	$50	$158	$208
2008	23	59	82
Unvested options at April 3, 2006	—	3	3

Total stock option compensation	$73	$220	$293

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of stock options outstanding and exercisable at March 29, 2009 is as follows:

			Weighted Avg.		Weighted Avg.
	Number	Weighted Avg.	Exercise Price	Number of	Exercise Price
	of Options	Remaining	of Options	Options	of Options
Range of Exercise Prices	Outstanding	Contractual Life	Outstanding	Exercisable	Exercisable

$0.18-$0.66	91,331	4.06	$0.60	91,331	$0.60
$0.71	122,250	3.42	$0.71	122,250	$0.71
$1.06-$2.31	90,250	1.22	$1.40	90,250	$1.40
$3.15	206,000	7.27	$3.15	206,000	$3.15
$3.58	200,000	9.21	$3.58	—	$—
$3.90-$4.08	110,000	7.93	$4.08	55,000	$4.08

	819,831			564,831

As of March 29, 2009, total unrecognized stock-option compensation costs amounted to $301,000. Unvested stock option compensation costs will be recognized as the underlying stock options vest over a period of up to two years. The amount of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee or director that has received stock options that are unvested as of such individual’s termination date. The aggregate intrinsic value of options outstanding and options exercisable at March 29, 2009 was $381,000.

Non-vested Stock:  The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of grant. All non-vested stock granted under the 2006 Plan vests based upon continued service.

During the quarter ended October 1, 2006, the Company granted 375,000 shares of non-vested stock to certain employees with a fair value of $3.15 as of the date of the stock grants. These shares have four-year cliff vesting. The Company recognized $295,000 of compensation expense related to these non-vested stock grants during fiscal years 2009 and 2008, which was included in marketing and administrative expenses in the accompanying consolidated statements of income.

During the quarter ended September 28, 2008, the Company granted 30,000 shares of non-vested stock to its non-employee directors with a fair value of $3.87 as of the date of the stock grants. These shares vest over a two-year period. The Company recognized $39,000 of compensation expense related to these non-vested stock grants during the fiscal year ended March 29, 2009, which was included in marketing and administrative expenses in the accompanying consolidated statements of income.

At March 29, 2009, the amount of unrecognized compensation expense related to non-vested stock grants amounted to $496,000. The amount of compensation expense related to non-vested stock grants to be recognized in future periods will be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that are unvested as of such individual’s separation date. The deferred amount of these non-vested stock grants is being amortized by monthly charges to earnings over the remaining portion of the vesting period.

Note 12 —	Treasury Stock

In June 2007, the board of directors created a capital committee and authorized the committee to adopt a program that would allow the Company to spend an aggregate of up to $6 million to repurchase shares of the Company’s common stock from July 1, 2007 through July 1, 2008. Pursuant to this program, the Company repurchased 679,296 shares at a cost of $2.5 million.

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

Note 13 —	Major Customers

The table below indicates customers representing more than 10% of sales.

	Fiscal Year
	2009	2008

Wal-Mart Stores, Inc.	47%	44%
Toys R Us	21%	18%
Target Corporation	10%	15%

Note 14 —	Commitments and Contingencies

Total rent expense was $1.8 million and $1.5 million for the years ended March 29, 2009 and March 30, 2008, respectively. The Company’s commitment for minimum guaranteed rental payments as of March 29, 2009 is $1.3 million, $1.4 million, $1.1 million, $0.9 million, $0.9 million and $0.2 million for fiscal years 2010, 2011, 2012, 2013, 2014 and 2015, respectively.

Total royalty expense, net of royalty income, was $6.9 million and $4.9 million for the fiscal years ended March 29, 2009 and March 30, 2008, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of March 29, 2009 is $5.1 million, including $2.8 million and $2.3 million for fiscal years 2010 and 2011, respectively.

The Company is a party to various routine legal proceedings primarily involving commercial claims and workers’ compensation claims. While the outcome of these routine claims and legal proceedings cannot be predicted with certainty, management believes that the outcomes of such proceedings in the aggregate, even if determined adversely, would not have a material adverse affect on the Company’s consolidated financial position, results of operations or cash flows.

Note 15 —	Current Economic Conditions

Current economic conditions, including the credit crisis affecting global financial markets and the possibility of an extended global recession, could adversely impact the Company’s business. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories, increased pressure on the prices of the Company’s products, and greater difficulty in obtaining necessary financing on favorable terms. Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, the factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of the factor doing so may increase as a result of current economic conditions. Such an action by the factor would result in the loss of future sales to the affected customer.