Form 10-Q
period 2009-06-28
CROWN CRAFTS INC
filed 2009-08-12
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90  days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.01 par value, of the registrant outstanding as of July 30, 2009 was 9,209,390.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 28, 2009 and March 29, 2009
(amounts in thousands, except share and per share amounts)

	June 28, 2009	March 29, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$14,883	$15,249
Accounts receivable (net of allowances of $1,442 at June 28, 2009 and $1,581 at March 29, 2009):
Due from factor	12,317	17,341
Other	1,222	1,613
Inventories, net	16,289	11,751
Prepaid expenses	842	1,070
Temporary investments — restricted	500	—
Assets held for sale	550	550
Deferred income taxes	991	921

Total current assets	47,594	48,495
Property, plant and equipment — at cost:
Vehicle	44	44
Land, buildings and improvements	205	205
Machinery and equipment	2,546	2,476
Furniture and fixtures	765	765

	3,560	3,490
Less accumulated depreciation	2,890	2,816

Property, plant and equipment — net	670	674
Other assets:
Intangible assets, net	5,081	5,515
Deferred income taxes	1,806	1,655
Other	188	188

Total other assets	7,075	7,358

Total Assets	$55,339	$56,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,316	$6,118
Accrued wages and benefits	1,250	894
Accrued royalties	1,230	1,056
Other accrued liabilities	656	813
Current maturities of long-term debt	1,042	1,667

Total current liabilities	12,494	10,548
Non-current liabilities:
Long-term debt	19,718	23,568

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock — $0.01 par value per share; Authorized 1,000,000 shares; No shares issued at June 28, 2009 and March 29, 2009	—	—
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,098,441 shares at June 28, 2009 and March 29, 2009	101	101
Additional paid-in capital	40,173	39,995
Treasury stock — at cost — 889,051 shares at June 28, 2009 and March 29, 2009	(3,056)	(3,056)
Accumulated deficit	(14,091)	(14,629)

Total shareholders’ equity	23,127	22,411

Total Liabilities and Shareholders’ Equity	$55,339	$56,527

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three-Month Periods Ended June 28, 2009 and June 29, 2008
(amounts in thousands, except per share amounts)

	Three Months Ended
	June 28, 2009	June 29, 2008

Net sales	$17,735	$19,755
Cost of products sold	13,760	15,517

Gross profit	3,975	4,238
Marketing and administrative expenses	2,886	2,906

Income from operations	1,089	1,332
Other income (expense):
Interest and amortization of debt discount and expense	(196)	(327)
Other — net	6	12

Income before income tax expense	899	1,017
Income tax expense	340	392

Income from continuing operations	559	625
Loss from discontinued operations — net of income taxes	(21)	(6)

Net income	$538	$619

Weighted average shares outstanding — basic	9,209	9,415

Weighted average shares outstanding — diluted	9,379	9,677

Basic earnings per share:
Income from continuing operations	$0.06	$0.07
Loss from discontinued operations	—	—

Total basic earnings per share	$0.06	$0.07

Diluted earnings per share:
Income from continuing operations	$0.06	$0.06
Loss from discontinued operations	—	—

Total diluted earnings per share	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended June 28, 2009 and June 29, 2008
(amounts in thousands)

	Three Months Ended
	June 28, 2009	June 29, 2008
Operating activities:
Net income	$538	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	73	88
Amortization of intangibles	434	434
Deferred income taxes	(221)	(240)
Loss on sale of property, plant and equipment	—	1
Discount accretion	64	59
Stock-based compensation	178	165
Changes in assets and liabilities:
Accounts receivable	5,415	2,527
Inventories, net	(4,538)	(4,069)
Prepaid expenses	228	133
Other assets	—	(57)
Accounts payable	2,198	2,693
Accrued liabilities	373	650

Net cash provided by operating activities	4,742	3,003

Investing activities:
Capital expenditures	(69)	(72)
Purchase of temporary investments	(500)	—

Net cash used in investing activities	(569)	(72)

Financing activities:
Payments on long-term debt	(625)	(629)
(Repayments) borrowings under revolving line of credit, net	(3,914)	264
Purchase of treasury stock	—	(422)

Net cash used in financing activities	(4,539)	(787)

Net (decrease) increase in cash and cash equivalents	(366)	2,144
Cash and cash equivalents at beginning of period	15,249	7,930

Cash and cash equivalents at end of period	$14,883	$10,074

Supplemental cash flow information:
Income taxes paid	$758	$602
Interest paid	127	213

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE-MONTH PERIODS ENDED JUNE 28, 2009 AND JUNE 29, 2008
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, such interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 28, 2009 and the results of its operations and cash flows for the period presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended June 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 2010. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended March 29, 2009.
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
Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	Cash and cash equivalents, accounts receivable and accounts payable — For those short-term instruments, the carrying value is a reasonable estimate of fair value.
•	Long-term debt — The carrying value of the Company’s long-term debt approximates fair value because interest rates under the Company’s borrowings are variable, based on prevailing market rates.
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
Beginning with the Company’s adoption on April 2, 2007 of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement of Financial Standards (“SFAS”) No. 109 (“FIN 48”), the Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Tax years still open to federal or state general examination or other adjustment as of June 28, 2009 include tax years ended April 2, 2006, April 1, 2007, March 30, 2008 and March 29, 2009, as well as the tax year ended April 3, 2005 for several states. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

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
The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, markdowns and warehouse and other allowances. Consistent with the guidance provided in Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), by the Emerging Issues Task Force (“EITF”) of the FASB, all such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities. When a customer requests deductions, the allowances are reduced to reflect such payments.
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
The Company factors the majority of its receivables with The CIT Group/Commercial Services, Inc., a subsidiary of CIT Group, Inc. (“CIT”), pursuant to a factoring agreement. In the event a factored receivable becomes uncollectible due to credit worthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable. Management specifically analyzes accounts receivable, bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at June 28, 2009 totaled $13.5 million, net of allowances of $1.4 million. Of this amount, $12.3 million is due from CIT under the factoring agreement, which represents the maximum amount of loss that the Company could incur if CIT failed completely to perform according to the terms of the factoring agreement.
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
Valuation of Long-lived and Identifiable Intangible Assets: The Company reviews for impairment long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of, if any, are recorded at the lower of net book value or fair market value, less cost to sell at the date management commits to a plan of disposal, and are classified as assets held for sale on the consolidated balance sheets.
Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses, net of royalty income, included in cost of sales amounted to $1.4 million and $1.3 million for the three-month periods ended June 28, 2009 and June 29, 2008, respectively.
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

The following table sets forth the computation of basic and diluted net income per common share for the three-month periods ended June 28, 2009 and June 29, 2008.

	Three-Months Ended
	June 28, 2009	June 29, 2008
	(Amounts in thousands, except per share data)

Income from continuing operations	$559	$625
Loss from discontinued operations	(21)	(6)

Net income, basic and diluted	$538	$619

Weighted average number of shares outstanding
Basic	9,209	9,415
Effect of dilutive securities	170	262

Diluted	9,379	9,677

Earnings per common share
Basic
Continuing operations	$0.06	$0.07
Discontinued operations	—	—

Total	$0.06	$0.07

Earnings per common share
Diluted
Continuing operations	$0.06	$0.06
Discontinued operations	—	—

Total	$0.06	$0.06

Recently Issued Accounting Standards: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for a reporting entity to measure fair value in GAAP, and expands disclosure requirements related to fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. Upon adoption, SFAS No. 157 did not materially impact the Company’s consolidated financial statements.
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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement also requires the Company to disclose the date through which subsequent events have been evaluated, which is intended to provide guidance to readers of the Company’s financial statements that the Company has not evaluated subsequent events after that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and must be applied prospectively. The Company has adopted SFAS No. 165 and has made the disclosures of subsequent events pursuant to the statement.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will become the authoritative source for nongovernmental U.S. GAAP recognized by the FASB. The statement also provides that rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. Once effective, the Codification will supersede all existing non-SEC accounting standards, and the FASB will no longer issue new standards in the form of SFAS’s, FASB Staff Positions, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which the FASB will not consider as authoritative in their own right, but will serve only to update the Codification, to provide background information and to provide the basis for conclusion on the change in the Codification.
Note 2 — Temporary Investments — Restricted
At June 28, 2009, the Company’s restricted temporary investments consisted of a certificate of deposit in the amount of $500,000 with a maturity date of April 9, 2010. The certificate of deposit was obtained in connection with the issuance on behalf of the Company of a standby letter of credit in favor of Disney Enterprises, Inc. (“Disney”) to guarantee the payment of the Company’s royalty obligations with Disney. The certificate of deposit has been assigned as collateral against an unfunded note payable, which would be funded in the event of a draw by Disney of all or a portion of the standby letter of credit.
Note 3 — Stock-based Compensation
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
The Company recorded $178,000 and $165,000 of share-based compensation expense during the three-month periods ended June 28, 2009 and June 29, 2008, respectively. No share-based compensation costs have been capitalized as part of the cost of an asset as of June 28, 2009.

Stock Options: The following table represents stock option activity for fiscal year 2010:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding
Outstanding at March 29, 2009	$2.54	819,831
Granted	—	—
Exercised	—	—
Forfeited	(0.53)	(3,500)

Outstanding at June 28, 2009	$2.55	816,331

Exercisable at June 28, 2009	$2.26	661,331

For the three-month periods ended June 28, 2009 and June 29, 2008, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month period ended June 28, 2009			Three-month period ended June 29, 2008
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
	Sold	Expenses	Expense	Sold	Expenses	Expense

Options granted in fiscal year 2007	$—	$—	$—	$11	$37	$48
Options granted in fiscal year 2008	9	22	31	9	23	32
Options granted in fiscal year 2009	15	44	59	3	7	10
Unvested options at April 3, 2006	—	—	—	—	1	1

Total stock option compensation	$24	$66	$90	$23	$68	$91

Non-vested Stock: The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of grant. All non-vested stock granted under the 2006 Plan vests based upon continued service.
During the quarter ended October 1, 2006, the Company granted 375,000 shares of non-vested stock to certain employees with a fair value of $3.15 as of the date of the stock grants. These shares have four-year cliff vesting. The Company recognized $74,000 of compensation expense related to these non-vested stock grants during each of the three-month periods ended June 28, 2009 and June 29, 2008, respectively, which was included in marketing and administrative expenses in the accompanying consolidated statements of income.
During the quarter ended September 28, 2008, the Company granted 30,000 shares of non-vested stock to its non-employee directors with a fair value of $3.87 as of the date of the stock grants. These shares vest over a two-year period. The Company recognized $14,000 of compensation expense related to these non-vested stock grants during the three-month period ended June 28, 2009, which was included in marketing and administrative expenses in the accompanying consolidated statements of income.
At June 28, 2009, the amount of unrecognized compensation expense related to non-vested stock grants amounted to $407,000. The amount of compensation expense related to non-vested stock grants to be recognized in future periods will be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that are unvested as of such individual’s separation date. The deferred amount of these non-vested stock grants is being amortized by monthly charges to earnings over the remaining portion of their respective vesting periods.
Note 4 — Inventories
Major classes of inventory were as follows (in thousands):

	June 28, 2009	March 29, 2009
Raw Materials	$33	$30
Finished Goods	16,256	11,721

Total inventory	$16,289	$11,751

Inventory is recorded net of reserves for inventories classified as irregular or discontinued of $0.4 million at June 28, 2009 and March 29, 2009. When inventory for which an allowance has been established is later sold or is disposed, the allowance is reduced accordingly.

Note 5 — Financing Arrangements
Factoring Agreement: The Company assigns the majority of its trade accounts receivable to a commercial factor. Under the terms of the factoring agreement, which expires in July 2010, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 2.25% at June 28, 2009, until payment is received. The Company incurred interest expense of $16,000 and $31,000 for the three-month periods ended June 28, 2009 and June 29, 2008, respectively, as a result of the failure of the Company’s customers to pay the factor by the due date. The factor bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The factor may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of income, were $129,000 and $67,000 for the three-month periods ended June 28, 2009 and June 29, 2008, respectively. There were no advances from the factor at either June 28, 2009 or June 29, 2008.
Notes Payable and Other Credit Facilities: At June 28, 2009 and March 29, 2009, long-term debt of the Company consisted of (in thousands):

	June 28, 2009	March 29, 2009
Revolving line of credit	$16,148	$20,062
Term loan	1,042	1,667
Non-interest bearing notes	4,000	4,000
Original issue discount	(430)	(494)

	20,760	25,235
Less current maturities	1,042	1,667

	$19,718	$23,568

The Company’s credit facilities at June 28, 2009 consisted of the following:
Revolving Line of Credit of up to $26 million, including a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 1.00% (2.25% at June 28, 2009) for base rate borrowings or LIBOR plus 2.25% (2.57% at June 28, 2009), maturing on July 11, 2010 and secured by a first lien on all assets of the Company. The Company had $4.7 million available under the revolving line of credit based on eligible accounts receivable and inventory balances as of June 28, 2009. As of June 28, 2009, there were no letters of credit outstanding against the $1.5 million sub-limit for letters of credit.
The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of June 28, 2009.
Term Loan of an original amount of $5 million, with an interest rate of prime plus 0.50% (3.75% at June 28, 2009) and requiring equal monthly installments of principal until final maturity on November 1, 2009.
Subordinated Notes of $4 million. The notes do not bear interest and are due in two equal installments of $2 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $430,000 on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes.
Minimum annual maturities as of June 28, 2009 are as follows (in thousands):

Fiscal Year	Revolver	Term Loan	Sub Notes	Total
2010	$—	$1,042	$—	$1,042
2011	16,148	—	2,000	18,148
2012	—	—	2,000	2,000

Total	$16,148	$1,042	$4,000	$21,190

Note 6 — Goodwill and Other Intangible Assets
Goodwill: The market capitalization of the Company was below its net book value for most of the second half of the fiscal year ended March 29, 2009, which the Company concluded was a triggering event that required the Company to perform an impairment test of the goodwill of its reporting units. As a result of this impairment test, the Company concluded that the goodwill of the reporting units had no implied value. Accordingly, during the three-month periods ended December 28, 2008 and March 29, 2009, the Company recorded pre-tax charges of $9.0 million and $13.9 million, respectively, which represented the aggregate carrying value of the goodwill of the Company’s reporting units. These impairment charges did not result in any cash expenditures and did not have an adverse effect on the covenant calculations under the Company’s financing agreement.
Other Intangible Assets: Other intangible assets as of June 28, 2009 consisted primarily of the capitalized acquisition costs, other than inventory and assumed liabilities, of the baby products line of Springs Global US, Inc., which was acquired on November 5, 2007 by Crown Crafts Infant Products, Inc., a wholly-owned subsidiary of the Company.
The carrying amount and accumulated amortization of the Company’s other intangible assets as of June 28, 2009, their estimated useful life and amortization expense for each of the three-month periods ended June 28, 2009 and June 29, 2008 are as follows (in thousands):

		Estimated
	Carrying	Useful	Accumulated	Amortization
	Amount	Life	Amortization	Expense
Springs acquisition:
Licenses & existing designs	$1,655	2 years	$1,379	$207
Licenses & future designs	1,847	4 years	769	115
Non-compete	115	4 years	48	7
Customer relationships	3,759	10 years	633	95

Total Springs acquisition	7,376		2,829	424

Other acquired intangible assets	600	15 years	129	9
Other intangible assets	81	10 years	18	1

Total other intangible assets	$8,057		$2,976	$434

Note 7 — Discontinued Operations
On February 2, 2007, the Company announced that it would liquidate Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company. During the first quarter of fiscal year 2008, Churchill’s operations ceased and all employees were terminated. The Company is actively marketing for sale Churchill’s land and building, which is recorded at fair value, less cost to sell, and is classified as assets held for sale in the consolidated balance sheets. The operations of Churchill are classified as discontinued operations in the consolidated statements of income.
Note 9 — Subsequent Events
The Company has evaluated for inclusion as a subsequent event disclosure only those events that occurred prior to August 12, 2009, the date that the financial statements were issued.
Acquisition: On July 2, 2009, Hamco, Inc. (“Hamco”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Neat Solutions, Inc., the privately-held developer of the Table Topper® Stay-in-Place Mat®. Hamco paid a preliminary purchase price of $4.4 million, net of certain specified liabilities assumed; the final purchase price is subject to adjustment pending the preparation and satisfactory review of the financial statements of Neat Solutions as of and through the closing date.
Due to the potential adjustment of the purchase price, the Company was unable to complete the initial accounting for the acquisition as of August 12, 2009, and the Company could not estimate the financial effect of the acquisition. Based upon the completion of the initial accounting, the Company will determine the fair values of the assets acquired and liabilities assumed and will record the appropriate allocation of the capitalized acquisition cost in the quarter ending September 27, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company operates indirectly through its subsidiaries, Crown Crafts Infant Products, Inc. and Hamco, Inc., in the infant and toddler products segments within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding, bibs, soft goods and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, chain stores, juvenile specialty stores, internet accounts, wholesale clubs and catalogue and direct mail houses. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.
The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Compton, California; Gonzales, Louisiana; Rogers, Arkansas; Cornelius, North Carolina; and Roslyn Heights, New York. Products are also marketed by independent commissioned sales representatives located throughout the United States, who are used most significantly in sales to juvenile specialty stores. Sales outside the United States are made primarily through distributors.
The Company’s products are produced by foreign manufacturers, with the largest concentration being in China. The Company maintains a foreign representative office in Shanghai, China for the coordination of production, purchases and shipments, seeking out new vendors and inspections for social compliance and quality.
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
The following discussion is a summary of certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.
RESULTS OF OPERATIONS
The following table contains results of operations for the three-month periods ended June 28, 2009 and June 29, 2008 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Period Ended
	June 28, 2009	June 29, 2008	Change	Change

Net sales by category
Bedding, blankets and accessories	$14,573	$16,307	$(1,734)	-10.6%
Bibs and bath	3,162	3,448	(286)	-8.3%
Total net sales	17,735	19,755	(2,020)	-10.2%
Cost of products sold	13,760	15,517	(1,757)	-11.3%
Gross profit	3,975	4,238	(263)	-6.2%
% of net sales	22.4%	21.5%
Marketing and administrative expenses	2,886	2,906	(20)	-0.7%
% of net sales	16.3%	14.7%
Interest expense	196	327	(131)	-40.0%
Other income	6	12	(6)	-50.0%
Income tax expense	340	392	(52)	-13.3%
Income from continuing operations after taxes	559	625	(66)	-10.6%
Discontinued operations — net of taxes	(21)	(6)	(15)	250.0%
Net income	538	619	(81)	-13.1%
% of net sales	3.0%	3.1%

Net Sales: Sales of bedding, blankets and accessories decreased for the three-month period of fiscal year 2010 as compared to the same period in fiscal year 2009. Sales decreased by $5.7 million due to discontinued programs and lower replenishment orders. These decreases were offset by $4.0 million in shipments of new bedding and blanket programs.
Bib and bath sales decreased for the three-month period of fiscal year 2010 as compared to the same period in fiscal year 2009. Sales decreased by $2.6 million due to programs that were discontinued and lower initial program shipments. Offsetting this decrease was an increase of $2.3 million related to sales of new designs and promotions.
Gross Profit: Gross profit decreased in amount in relation to the decrease in net sales but increased as a percentage of net sales for the three-month period of fiscal year 2010 as compared to the same period of fiscal year 2009. The increase in the percentage is due primarily to the absence in the current year of $243,000 in charges incurred in the prior year related to transitioning away from the warehousing and shared services agreement entered into in conjunction with the Springs Global acquisition.
Marketing and Administrative Expenses: Marketing and administrative expenses for the three-month period of fiscal year 2010 decreased slightly in amount as compared to the same period of fiscal year 2009. In the current year, the Company did not incur costs comparable to those incurred in the prior year that were associated with the governance and standstill agreement entered into on July 1, 2008 with Wynnefield Small Cap Value, L.P. and its affiliates.
Interest Expense: The decrease in interest expense for the three-month period of fiscal year 2010 as compared to the same period in fiscal year 2009 is due to lower balances on the Company’s revolving line of credit and term loan and lower interest rates.
Management does not believe that inflation has had a material effect on the Company’s operations. The Company has traditionally attempted to increase its prices to offset inflation. There is no assurance, however, that the Company will be able to adequately increase its prices in response to inflation.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $4.7 million for the three-month period ended June 28, 2009, compared to $3.0 million for the three-month period ended June 29, 2008. The increase in cash provided by operating activities was due to a higher reduction in accounts receivable and prepaid expense balances, as well as changes in accounts payable, inventory and accrued liability balances. Net cash used in investing activities was $569,000 in the current year compared to $72,000 in the prior year. Cash used in investing activities in the current year was primarily for the purchase of a certificate of deposit obtained in connection with the issuance on behalf of the Company of a standby letter of credit to guarantee the payment of the Company’s royalty obligations. Net cash used in financing activities was $4.5 million in the current year compared to $0.8 million in the prior year. Cash used in financing activities in the current year was for net repayments on the revolving line of credit and payments on long-term debt. Cash used in financing activities in the prior year was primarily for payments on long-term debt and treasury stock purchases. Total debt outstanding under the Company’s credit facilities before the reduction for the original issue discount on the non-interest bearing notes decreased from $25.2 million at June 29, 2008 to $21.2 million at June 28, 2009. The decrease is due to net repayments on the revolving line of credit and payments on long-term debt from operating cash flow, offset by an increase in the Company’s cash balances.
The Company has built up its cash reserves in order to preserve the Company’s ability to meet its working capital needs in the event that the Company’s primary lender should suffer an adverse liquidity event that would jeopardize the Company’s ability to draw upon its revolving line of credit. On June 28, 2009, the Company had $14.9 million in cash and $4.7 million available under its $26.0 million revolving credit facility, based on eligible accounts receivable and inventory balances as of that date. Also, the entire amount of the $1.5 million sub-limit for letters of credit associated with the revolving credit facility was available.
The Company’s ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations, and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to a commercial factor. The Company’s factor approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreement, which expires in July 2010, the factor remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay the factor on the due date, the Company is charged interest at prime less 1.0%, which was 2.25% at June 28, 2009, until payment is received. The Company incurred interest expense of $16,000 and $31,000 for the three-month periods ended June 28, 2009 and June 29, 2008, respectively, as a result of the failure of the Company’s customers to pay the factor by the due date. The factor bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. The factor may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.
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
During the quarter ended June 28, 2009, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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
There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in the Company’s Form 10-K for the year ended March 29, 2009, other than as set forth below.
The Company’s factor and primary lender has disclosed that there is substantial doubt about its ability to continue as a going concern.
The Company’s factoring agreement, revolving line of credit and term loan are all provided pursuant to contracts between the Company and CIT. On July 21, 2009, CIT reported that its funding strategy and liquidity position have been adversely affected by on-going stress in the credit markets, operating losses, credit rating downgrades, and regulatory and cash restrictions such that there is substantial doubt about its ability to continue as a going concern. The failure of CIT to partially or completely perform according to the terms of the factoring agreement or revolving line of credit, or both, could force the Company to experience funding delays and other losses, expenses and uncertainties. Additionally, although there are a limited number of financial institutions that can provide similar services to the Company, there can be no assurance that the Company could obtain these services from another financial institution on terms as favorable as those of the Company’s contracts with CIT.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit
No.	Exhibit

2.1	Asset Purchase Agreement dated as of July 2, 2009 by and among Hamco., Inc., Neat Solutions, Inc. and each of the shareholders of Neat Solutions, Inc. (1)

4.1	Amendment No. 3 to Amended and Restated Rights Agreement dated as of April 14, 2009 between the Company and Computershare Trust Company, N.A. (2)

10.1
Third Amendment to Financing Agreement dated as of July 2, 2009 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (3)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (3)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (3)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 16, 2009.

(3)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.
Date: August 12, 2009	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Index to Exhibits

Exhibit No.	Exhibit

2.1	Asset Purchase Agreement dated as of July 2, 2009 by and among Hamco., Inc., Neat Solutions, Inc. and each of the shareholders of Neat Solutions, Inc. (1)

4.1	Amendment No. 3 to Amended and Restated Rights Agreement dated as of April 14, 2009 between the Company and Computershare Trust Company, N.A. (2)

10.1
Third Amendment to Financing Agreement dated as of July 2, 2009 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (3)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (3)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (3)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 16, 2009.

(3)	Filed herewith.