Form 10-Q
period 2009-09-27
CROWN CRAFTS INC
filed 2009-11-10
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.01 par value, of the registrant outstanding as of November 3, 2009 was 9,154,969.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 27, 2009 and March 29, 2009
(amounts in thousands, except share and per share amounts)

	September 27, 2009	March 29, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,967	$15,249
Accounts receivable (net of allowances of $1,378 at September 27, 2009 and $1,581 at March 29, 2009):
Due from factor	13,322	17,341
Other	1,568	1,613
Inventories, net	13,428	11,751
Prepaid expenses	946	1,070
Temporary investments — restricted	502	—
Assets held for sale	550	550
Deferred income taxes	787	921

Total current assets	43,070	48,495
Property, plant and equipment — at cost:
Vehicles	58	44
Land, buildings and improvements	206	205
Machinery and equipment	2,579	2,476
Furniture and fixtures	779	765

	3,622	3,490
Less accumulated depreciation	2,995	2,816

Property, plant and equipment — net	627	674
Other assets:
Goodwill	864	—
Intangible assets, net	7,096	5,515
Deferred income taxes	1,809	1,655
Other	113	188

Total other assets	9,882	7,358

Total Assets	$53,579	$56,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,315	$6,118
Accrued wages and benefits	568	894
Accrued royalties	1,475	1,056
Other accrued liabilities	192	813
Current maturities of long-term debt	21,320	1,667

Total current liabilities	27,870	10,548
Non-current liabilities:
Long-term debt	1,752	23,568

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock — $0.01 par value per share; Authorized 1,000,000 shares; No shares issued at September 27, 2009 and March 29, 2009	—	—
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,136,940 shares at September 27, 2009 and 10,098,441 shares at March 29, 2009	101	101
Additional paid-in capital	40,477	39,995
Treasury stock — at cost - 981,971 shares at September 27, 2009 and 889,051 shares at March 29, 2009	(3,333)	(3,056)
Accumulated deficit	(13,288)	(14,629)

Total shareholders’ equity	23,957	22,411

Total Liabilities and Shareholders’ Equity	$53,579	$56,527

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six-Month Periods Ended September 27, 2009 and September 28, 2008
(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net sales	$21,713	$23,759	$39,448	$43,514
Cost of products sold	17,205	18,904	30,965	34,421

Gross profit	4,508	4,855	8,483	9,093
Marketing and administrative expenses	2,993	2,973	5,879	5,879

Income from operations	1,515	1,882	2,604	3,214
Other income (expense):
Interest and amortization of debt discount and expense	(204)	(308)	(400)	(635)
Other — net	(45)	38	(39)	50

Income before income tax expense	1,266	1,612	2,165	2,629
Income tax expense	471	614	811	1,006

Income from continuing operations	795	998	1,354	1,623
Income (loss) from discontinued operations — net of income taxes	8	37	(13)	31

Net income	$803	$1,035	$1,341	$1,654

Weighted average shares outstanding — basic	9,182	9,379	9,196	9,397

Weighted average shares outstanding — diluted	9,384	9,650	9,381	9,670

Basic earnings per share:
Income from continuing operations	$0.09	$0.11	$0.15	$0.18
Income (loss) from discontinued operations — net of income taxes	—	—	—	—

Total basic earnings per share	$0.09	$0.11	$0.15	$0.18

Diluted earnings per share:
Income from continuing operations	$0.08	$0.11	$0.14	$0.17
Income (loss) from discontinued operations — net of income taxes	—	—	—	—

Total diluted earnings per share	$0.08	$0.11	$0.14	$0.17

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended September 27, 2009 and September 28, 2008
(amounts in thousands)

	Six Months Ended
	September 27, 2009	September 28, 2008
Operating activities:
Net income	$1,341	$1,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	148	161
Amortization of intangibles	919	877
Deferred income taxes	(20)	(197)
Gain on sale of property, plant and equipment	—	(66)
Discount accretion	129	120
Stock-based compensation	476	382
Changes in assets and liabilities:
Accounts receivable	4,901	(191)
Inventories, net	(1,129)	(1,106)
Prepaid expenses	176	245
Temporary investments — restricted	(2)	—
Other assets	45	(70)
Accounts payable	(2,152)	74
Accrued liabilities	(528)	165

Net cash provided by operating activities	4,304	2,048

Investing activities:
Capital expenditures	(89)	(135)
Purchase of temporary investments	(500)	—
Proceeds from disposition of assets	—	86
Payment to acquire the assets of Neat Solutions, Inc., net of liabilities assumed	(4,434)	—

Net cash used in investing activities	(5,023)	(49)

Financing activities:
Payments on long-term debt	(1,250)	(1,254)
(Repayments) borrowings under revolving line of credit, net	(1,042)	3,837
Purchase of treasury stock	(277)	(422)
Issuance of common stock	6	6

Net cash (used in) provided by financing activities	(2,563)	2,167

Net (decrease) increase in cash and cash equivalents	(3,282)	4,166
Cash and cash equivalents at beginning of period	15,249	7,930

Cash and cash equivalents at end of period	$11,967	$12,096

Supplemental cash flow information:
Income taxes paid	$1,843	$1,218
Interest paid	257	439

Noncash investing activity:
Adjustment to purchase price of Springs Baby Products from resolution of pre-acquisition contingency	—	(58)
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 27, 2009 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and six-month periods ended September 27, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 2010. Effective for periods ending on or after September 15, 2009, references to GAAP issued by the FASB must be to the Topics contained within the FASB Accounting Standards Codification (the “FASB ASC”). For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended March 29, 2009.
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
Provisions for Income Taxes: The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. The provisions for income taxes include all currently payable federal, state and local taxes that are based upon the Company’s taxable income and the changes during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.
Beginning with the Company’s adoption on April 2, 2007 of FASB ASC Topic 740-10, the Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Tax years still open to federal or state general examination or other adjustment as of September 27, 2009 include tax years ended April 2, 2006, April 1, 2007, March 30, 2008 and March 29, 2009, as well as the tax year ended April 3, 2005 for several states. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

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
The Company factors the majority of its receivables with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group, Inc., pursuant to factoring agreements. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable. Management specifically analyzes accounts receivable, bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at September 27, 2009 amounted to $14.9 million, net of allowances of $1.4 million. Of this amount, $13.3 million is due from CIT under the factoring agreements. The Company believes that the factored amounts could be offset against the Company’s liability to CIT under its revolving line of credit and term loan if CIT failed completely to perform according to the terms of the factoring agreements.
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
Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expenses, net of royalty income, are included in cost of sales and amounted to $3.0 million for each of the six-month periods ended September 27, 2009 and September 28, 2008.
Earnings Per Share: Earnings per share are calculated in accordance with FASB ASC Topic 260, Earnings per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of income for all entities with complex capital structures. Earnings per common share are based on the weighted average number of shares outstanding during the period. Basic and diluted weighted average shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options would be used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options.

The following table sets forth the computation of basic and diluted net income per common share for the three and six-month periods ended September 27, 2009 and September 28, 2008.

	Three-Months Ended		Six-Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(Amounts in thousands, except per share data)

Income from continuing operations	$795	$998	$1,354	$1,623
Income (loss) from discontinued operations	8	37	(13)	31

Net income	$803	$1,035	$1,341	$1,654

Weighted average number of common shares outstanding
Basic	9,182	9,379	9,196	9,397
Effect of dilutive securities	202	271	185	273

Diluted	9,384	9,650	9,381	9,670

Basic earnings per common share
Continuing operations	$0.09	$0.11	$0.15	$0.18
Discontinued operations	—	—	—	—

Total	$0.09	$0.11	$0.15	$0.18

Diluted earnings per common share
Continuing operations	$0.08	$0.11	$0.14	$0.17
Discontinued operations	—	—	—	—

Total	$0.08	$0.11	$0.14	$0.17

Recently Issued Accounting Standards: In September 2006, the FASB issued FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This standard became effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of FASB ASC Topic 820 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company’s adoption of FASB ASC Topic 820 did not materially impact the Company’s consolidated financial statements.
In February 2007, the FASB issued FASB ASC Topic 825, Financial Instruments. This standard provides companies an option to report selected financial assets and liabilities at fair value. FASB ASC Topic 825 became effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, on March 31, 2008, the Company adopted FASB ASC Topic 825. Upon adoption, the Company did not elect the fair value option for any items within the scope of FASB ASC Topic 825; therefore, the adoption of FASB ASC Topic 825 did not have an impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued FASB ASC Topic 805-10-65-1, which contains revisions to FASB ASC Topic 805, Business Combinations, and is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FASB ASC Topic 805 establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This standard also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The Company adopted FASB ASC Topic 805, as revised, on March 30, 2009, and applied its provisions to the acquisition on July 2, 2009 of substantially all of the assets of Neat Solutions, Inc. Relative to this acquisition, the revisions to FASB ASC Topic 805 impacted the Company’s consolidated financial statements in that the Company was required to recognize as expense $194,000 of direct costs associated with the acquisition that would have previously been capitalized under the provisions of FASB ASC Topic 805 in effect prior to its revision.
In May 2009, the FASB issued FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard also requires the Company to disclose the date through which subsequent events have been evaluated, which is intended to provide guidance to readers of the Company’s financial statements that the Company has not evaluated subsequent events after that date. FASB ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The Company has adopted FASB ASC Topic 855 and has made the required disclosures pursuant to the standard. The Company’s adoption on March 30, 2009 of FASB ASC Topic 855 did not impact the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB ASC Topic 105 establishes the FASB ASC as the authoritative source for nongovernmental U.S. GAAP recognized by the FASB. The statement also provides that rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. The FASB now issues Accounting Standards Updates, which the FASB does not consider as authoritative in their own right, but serve only to update the FASB ASC, to provide background information and to provide the basis for conclusion on the change in the FASB ASC. The Company has updated references to GAAP to the Topics contained within the FASB ASC. The Company’s adoption on June 29, 2009 of ASC Topic 105 did not impact the Company’s consolidated financial statements.
Note 2 — Acquisition
On July 2, 2009, Hamco, Inc. (“Hamco”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Neat Solutions, Inc., the privately-held developer of the Table Topper® Stay-in-Place Mat® (the “Neat Solutions Acquisition”). Hamco paid a purchase price of $4.4 million, net of certain specified liabilities assumed. In accordance with FASB ASC Topic 805, as revised, Hamco also recognized as expense $194,000 of direct costs associated with the acquisition. The fair values of the assets acquired and liabilities assumed were determined by the Company with the assistance of an independent third party. The Company’s allocation of the acquisition cost is as follows (in thousands):

Amount
Tangible assets:
Accounts receivable	$837
Inventory	548
Prepaid expenses	52
Fixed assets	12
Other assets	2

Total tangible assets	1,451

Amortizable intangible assets:
Trademarks	892
Designs	33
Non-compete covenant	241
Customer relationships	1,302

Total amortizable intangible assets	2,468
Goodwill	864

Total acquired assets	4,783
Liabilities assumed — accounts payable	349

Net acquisition cost	$4,434

Note 3 — Temporary Investments — Restricted
At September 27, 2009, the Company’s restricted temporary investments consisted of a certificate of deposit in the amount of $500,000 with a maturity date of April 9, 2010. The certificate of deposit was obtained in connection with the issuance on behalf of the Company of a standby letter of credit in favor of Disney Enterprises, Inc. (“Disney”) to guarantee the payment of the Company’s royalty obligations with Disney. The certificate of deposit has been assigned as collateral against an unfunded note payable, which would be funded in the event of a draw by Disney of all or a portion of the standby letter of credit.
Note 4 — Stock-based Compensation
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
Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options. The Company recorded $298,000 and $476,000 of stock-based compensation expense during the three and six-month periods ended September 27, 2009, respectively, and recorded $217,000 and $382,000 of stock-based compensation expense during the three and six-month periods ended September 28, 2008, respectively. No share-based compensation costs have been capitalized as part of the cost of an asset as of September 27, 2009.
Stock Options: The following table represents stock option activity for fiscal year 2010:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding
Outstanding at March 29, 2009	$2.54	819,831
Granted	3.02	170,000
Exercised	(0.77)	(8,499)
Forfeited	(0.53)	(3,500)

Outstanding at September 27, 2009	2.64	977,832

Exercisable at September 27, 2009	2.42	707,832

During the quarter ended September 27, 2009, the Company granted 170,000 non-qualified stock options to certain employees at the closing price of the Company’s common stock on the date of the grant, which options vest over a two-year period assuming continued service. The following assumptions were used for the stock options granted during the quarter ended September 27, 2009:

Options Issued	170,000
Dividend Yield	—
Expected Volatility	50.00%
Risk free interest rate	2.70%
Expected life in years	5.75
Forfeiture rate	5.00%
For the three and six-month periods ended September 27, 2009, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month period			Six-month period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
	Sold	Expenses	Expense	Sold	Expenses	Expense

Options granted in fiscal year 2008	$7	$19	$26	$16	$41	$57
Options granted in fiscal year 2009	11	34	45	26	78	104
Options granted in fiscal year 2010	4	11	15	4	11	15

Total stock option compensation	$22	$64	$86	$46	$130	$176

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
During the quarter ended October 1, 2006, the Company granted 375,000 shares of non-vested stock to certain employees with a fair value of $3.15 as of the date of the stock grants. These shares have four-year cliff vesting, except as set forth below. The Company recognized $189,000 and $74,000 of compensation expense related to these non-vested stock grants during the three-month periods ended September 27, 2009 and September 28, 2008, respectively, and recognized $263,000 and $148,000 of compensation expense related to these non-vested stock grants during the six-month periods ended September 27, 2009 and September 28, 2008, respectively, which was included in marketing and administrative expenses in the accompanying consolidated statements of income. On August 11, 2009, the Board of Directors of the Company authorized an amendment to the non-vested stock grant that had been awarded in 2006 to Mr. E. Randall Chestnut, Chairman, Chief Executive Officer and President of the Company. Pursuant to the terms of the amended non-vested stock grant, the vesting of 160,000 of the 320,000 shares awarded to Mr. Chestnut was accelerated from August 25, 2010 to August 12, 2009. In accordance with FASB ASC Topic 718-20-35-3, the acceleration of the vesting of these shares resulted in the recognition of $115,000 in net additional compensation expense during the quarter ended September 27, 2009 over that which would have been recognized if the acceleration of vesting had not occurred.
During the quarter ended September 28, 2008, the Company granted 30,000 shares of non-vested stock to its non-employee directors with a fair value of $3.87 as of the date of the stock grants. These shares vest over a two-year period. The Company recognized $15,000 and $29,000 of compensation expense related to these non-vested stock grants during the three and six-month periods ended September 27, 2009, respectively, and recognized $10,000 of compensation expense related to these non-vested stock grants during each of the three and six-month periods ended September 28, 2008, which was included in marketing and administrative expenses in the accompanying consolidated statements of income.
During the quarter ended September 27, 2009, the Company granted 30,000 shares of non-vested stock to its non-employee directors with a fair value of $3.02 as of the date of the stock grants. These shares vest over a two-year period. The Company recognized $8,000 of compensation expense related to these non-vested stock grants during each of the three and six-month periods ended September 27, 2009, which was included in marketing and administrative expenses in the accompanying consolidated statements of income.
At September 27, 2009, the amount of unrecognized compensation expense related to non-vested stock grants amounted to $287,000. The amount of compensation expense related to non-vested stock grants to be recognized in future periods will be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that are unvested as of such individual’s separation date. The deferred amount of these non-vested stock grants is being amortized by monthly charges to earnings over the remaining portion of their respective vesting periods.
Note 5 — Inventories
Major classes of inventory as of September 27, 2009 and March 29, 2009 were as follows (in thousands):

	September 27, 2009	March 29, 2009
Raw Materials	$158	$30
Finished Goods	13,270	11,721

Total inventory	$13,428	$11,751

Inventory is recorded net of reserves for inventories classified as irregular or discontinued of $0.6 million and $0.4 million at September 27, 2009 and March 29, 2009, respectively. When inventory for which an allowance has been established is later sold or is disposed, the allowance is reduced accordingly.
Note 6 — Financing Arrangements
Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements, which expire in July 2010. CIT remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay CIT on the due date, the Company is charged interest at prime less 1.0%, which was 2.25% at September 27, 2009, until payment is received. The Company incurred interest expense of $19,000 and $33,000 for the three-month periods ended September 27, 2009 and September 28, 2008, respectively, and $35,000 and $64,000 for the six-month periods ended September 27, 2009 and September 28, 2008, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date. CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of income, were $155,000 and $83,000 for the three-month periods ended September 27, 2009 and September 28, 2008, respectively, and $284,000 and $150,000 for the six-month periods ended September 27, 2009 and September 28, 2008, respectively. There were no advances from CIT at either September 27, 2009 or September 28, 2008.
Notes Payable and Other Credit Facilities: At September 27, 2009 and March 29, 2009, long-term debt of the Company consisted of (in thousands):

	September 27, 2009	March 29, 2009
Revolving line of credit	$19,020	$20,062
Term loan	417	1,667
Non-interest bearing notes	4,000	4,000
Original issue discount	(365)	(494)

	23,072	25,235
Less current maturities	21,320	1,667

	$1,752	$23,568

The Company’s credit facilities at September 27, 2009 consisted of the following:
Revolving Line of Credit under a financing agreement with CIT of up to $26.0 million, including a sub-limit for letters of credit of $1.5 million, with an interest rate of prime minus 1.00% (2.25% at September 27, 2009) for base rate borrowings or LIBOR plus 2.25% (2.51% at September 27, 2009), maturing on July 11, 2010 and secured by a first lien on all assets of the Company. The Company had $1.1 million available under the revolving line of credit based on eligible accounts receivable and inventory balances as of September 27, 2009. As of September 27, 2009, there were no letters of credit outstanding against the $1.5 million sub-limit for letters of credit.
The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of September 27, 2009.
Term Loan with CIT of an original amount of $5.0 million, with an interest rate of prime plus 0.50% (3.75% at September 27, 2009) and requiring equal monthly installments of principal until final maturity on November 1, 2009.
Subordinated Notes of $4.0 million. The notes do not bear interest and are due in two equal installments of $2.0 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $365,000 on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes.

Minimum annual maturities as of September 27, 2009 are as follows (in thousands):

Fiscal Year	Revolver	Term Loan	Sub Notes	Total
2010	$—	$417	$—	$417
2011	19,020	—	2,000	21,020
2012	—	—	2,000	2,000

Total	$19,020	$417	$4,000	$23,437

Note 7 — Goodwill and Other Intangible Assets
Goodwill: The Company reported goodwill of $22.9 million at September 28, 2008. The Company accounts for its goodwill pursuant to FASB ASC Topic 350, Intangibles — Goodwill and Other, which requires the Company to test the carrying value of its goodwill annually and sooner if facts and circumstances suggest that the goodwill has been impaired. Although the Company determined that the fair value of its goodwill exceeded its carrying value at March 31, 2008, the date of the Company’s annual impairment review, the market capitalization of the Company was below its net book value for most of the second half of the fiscal year ended March 29, 2009. The Company concluded that this decline in the market capitalization of the Company was a triggering event that required the Company to perform an interim impairment test of the goodwill of its reporting units. As a result of this interim impairment test, the Company concluded that the goodwill of the reporting units had no implied value. Therefore, during the three-month periods ended December 28, 2008 and March 29, 2009, the Company recorded pre-tax charges of $9.0 million and $13.9 million, respectively, which represented the aggregate carrying value of the goodwill of the Company’s reporting units. These impairment charges did not result in any cash expenditures and did not have an adverse effect on the covenant calculations under the Company’s financing agreement.
The Company had no reported goodwill at March 30, 2009, and, as a result, the annual impairment test was not required. The Company reported goodwill of $864,000 at September 27, 2009, which was recorded in connection with the Neat Solutions Acquisition, the entirety of which is expected to be amortizable for tax purposes.
Other Intangible Assets: Other intangible assets as of September 27, 2009 consisted of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities. The carrying amount and accumulated amortization of the Company’s other intangible assets as of September 27, 2009, their estimated useful life and amortization expense for the three and six-month periods ended September 27, 2009 and September 28, 2008 are as follows (in thousands):

		Estimated		Amortization Expense
	Carrying	Useful	Accumulated	Three-month periods ended		Six-month periods ended
	Amount	Life	Amortization	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Kimberly Grant acquisition on December 29, 2006:
Tradename	$466	15 years	$85	$8	$8	$16	$16
Existing designs	36	1 year	36	—	—	—	—
Non-compete covenant	98	15 years	17	1	2	2	3

Total Kimberly Grant acquisition	600		138	9	10	18	19

Springs Baby Products acquisition on November 5, 2007:
Licenses & existing designs	1,655	2 years	1,586	207	207	414	414
Licenses & future designs	1,847	4 years	885	116	116	231	231
Non-compete covenant	115	4 years	55	7	7	14	14
Customer relationships	3,781	10 years	727	94	96	189	191

Total Springs Baby acquisition	7,398		3,253	424	426	848	850

Neat Solutions acquisition on July 2, 2009:
Trademarks	892	15 years	15	15	—	15	—
Designs	33	4 years	2	2	—	2	—
Non-compete covenant	241	5 years	12	12	—	12	—
Customer relationships	1,302	16 years	20	20	—	20	—

Total Neat Solutions acquisition	2,468		49	49	—	49	—
Internally developed intangible assets	91	10 years	21	3	7	4	8

Total other intangible assets	$10,557		$3,461	$485	$443	$919	$877

Note 8 — Discontinued Operations
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
Note 9 — Subsequent Events
The Company has evaluated all events that occurred prior to November 10, 2009, the date of issuance of the Company’s consolidated financial statements, and has determined that there are no subsequent events that require disclosure under FASB ASC Topic 855.

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
The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Compton, California; Gonzales, Louisiana; Rogers, Arkansas; and Cornelius, North Carolina. Products are also marketed by independent commissioned sales representatives located throughout the United States, who are used most significantly in sales to juvenile specialty stores.
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
RESULTS OF OPERATIONS
The following table contains results of operations for the three and six-month periods ended September 27, 2009 and September 28, 2008 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Period Ended				Six-month period ended
	September 27, 2009	September 28, 2008	Change	Change	September 27, 2009	September 28, 2008	Change	Change
Net sales by category
Bedding, blankets and accessories	$16,233	$20,071	$(3,838)	-19.1%	$30,806	$36,378	$(5,572)	-15.3%
Bibs and bath	5,480	3,688	1,792	48.6%	8,642	7,136	1,506	21.1%
Total net sales	21,713	23,759	(2,046)	-8.6%	39,448	43,514	(4,066)	-9.3%
Cost of products sold	17,205	18,904	(1,699)	-9.0%	30,965	34,421	(3,456)	-10.0%
Gross profit	4,508	4,855	(347)	-7.1%	8,483	9,093	(610)	-6.7%
% of net sales	20.8%	20.4%			21.5%	20.9%
Marketing and administrative expenses	2,993	2,973	20	0.7%	5,879	5,879	0	0.0%
% of net sales	13.8%	12.5%			14.9%	13.5%
Interest expense	204	308	(104)	-33.8%	400	635	(235)	-37.0%
Other income (expense)	(45)	38	(83)	-218.4%	(39)	50	(89)	-178.0%
Income tax expense	471	614	(143)	-23.3%	811	1,006	(195)	-19.4%
Income from continuing operations after taxes	795	998	(203)	-20.3%	1,354	1,623	(269)	-16.6%
Discontinued operations — net of taxes	8	37	(29)	-78.4%	(13)	31	(44)	-141.9%
Net income	803	1,035	(232)	-22.4%	1,341	1,654	(313)	-18.9%
% of net sales	3.7%	4.4%			3.4%	3.8%

Net Sales: Sales of bedding, blankets and accessories decreased for the three-month period of fiscal year 2010 as compared to the same period in fiscal year 2009. Sales decreased by $8.7 million due to discontinued programs and lower replenishment orders. These decreases were offset by $4.9 million in shipments of new bedding and blanket programs.
Sales of bedding, blankets and accessories decreased for the six-month period of fiscal year 2010 as compared to the same period in fiscal year 2009. Sales decreased by $14.4 million due to discontinued programs and lower replenishment orders. These decreases were offset by $8.8 million in shipments of new bedding and blanket programs.
Bib and bath sales increased for the three-month period of fiscal year 2010 as compared to fiscal year 2009. Sales increased by $1.1 million due to the Neat Solutions Acquisition and increased by $1.0 million due to sales of new designs and promotions and higher holiday shipments. Offsetting these increases was a decrease of $0.3 million due to programs that were discontinued or had lower replenishment orders.
Bib and bath sales increased for the six-month period of fiscal year 2010 as compared to fiscal year 2009. Sales increased by $1.1 million due to the Neat Solutions Acquisition and increased by $2.6 million due to sales of new designs and promotions and higher holiday shipments. Offsetting these increases was a decrease of $2.2 million due to programs that were discontinued or had lower replenishment orders.
Gross Profit: Gross profit decreased in amount in relation to the decrease in net sales but increased as a percentage of net sales for the three-month period of fiscal year 2010 as compared to the same period of fiscal year 2009. The increase in the gross profit percentage in the current year as compared to the prior year is due to lower product development costs and lower costs to operate the Company’s Foreign Representative Office in China, offset by increased testing costs.
Gross profit decreased in amount in relation to the decrease in net sales but increased as a percentage of net sales for the six-month period of fiscal year 2010 as compared to the same period of fiscal year 2009. The increase in the gross profit percentage is due to the absence in the current year of $243,000 in charges incurred in the prior year related to transitioning away from the warehousing and shared services agreement entered into in conjunction with the Company’s acquisition of the baby products line of Springs Global US, Inc. on November 5, 2007. Also, the Company in the current year has incurred $190,000 in lower product development costs and $79,000 in lower costs to operate the Company’s Foreign Representative Office in China, offset by an increase in testing costs of $171,000.
Marketing and Administrative Expenses: Marketing and administrative expenses for the three-month period of fiscal year 2010 increased slightly in amount as compared to the prior year, and were unchanged for the six-month periods. In the three and six-month periods of the current year, the Company incurred $389,000 and $431,000, respectively, of costs related to the Neat Solutions Acquisition and related integration. Also, on August 11, 2009, the Board authorized an amendment to the non-vested stock grant that had been awarded in 2006 to the President of the Company. Pursuant to the terms of the amended non-vested stock grant, the vesting of 160,000 of the 320,000 shares awarded to the individual was accelerated from August 25, 2010 to August 12, 2009. The acceleration of the vesting of these shares resulted in the recognition of $115,000 in net additional compensation expense during the three and six-month periods of the current year as compared to the prior year. The Company has also incurred increased factoring fees of $72,000 and $134,000 in the three and six-month periods of the current year, respectively, as compared to the prior year. These increases were offset by the Company’s avoidance in the six-month period of the current year of $194,000 of costs that were incurred in the same period of the prior year that were associated with the governance and standstill agreement entered into on July 1, 2008 with Wynnefield Small Cap Value, L.P. and its affiliates.
Interest Expense: The decrease in interest expense for the three and six-month periods of fiscal year 2010 as compared to the same period in fiscal year 2009 is due to lower rates on the Company’s floating-rate debt.
Management does not believe that inflation has had a material effect on the Company’s operations. The Company has traditionally attempted to increase its prices to offset inflation. There is no assurance, however, that the Company will be able to adequately increase its prices in response to inflation.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $4.3 million for the six-month period ended September 27, 2009, compared to $2.0 million for the six-month period ended September 28, 2008. The increase in cash provided by operating activities was due to a higher reduction in accounts receivable balances, offset by changes in accounts payable and accrued liability balances.

Net cash used in investing activities was $5.0 million in the current year compared to $49,000 in the prior year. Cash used in investing activities in the current year was primarily associated with the Neat Solutions Acquisition.
Net cash used in financing activities was $2.6 million in the current year compared to $2.2 million of cash provided in the prior year; these variations were mainly due to net repayments and net borrowings on the revolving line of credit in the current year and the prior year, respectively.
Total debt outstanding under the Company’s credit facilities before the reduction for the original issue discount on the non-interest bearing notes decreased from $28.1 million at September 28, 2008 to $23.4 million at September 27, 2009. The decrease is due to net repayments on the revolving line of credit and payments on long-term debt from operating cash flow.
The Company has built up its cash reserves in order to preserve the Company’s ability to meet its working capital needs in the event that CIT, the Company’s primary lender, should suffer an adverse liquidity event that would jeopardize the Company’s ability to draw upon its revolving line of credit. On September 27, 2009, the Company had $12.0 million in cash and $1.1 million available under its $26.0 million revolving credit facility, based on eligible accounts receivable and inventory balances as of that date. Also, the entire amount of the $1.5 million sub-limit for letters of credit associated with the revolving credit facility was available.
The Company’s ability to make scheduled payments of principal, to pay the interest on or to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.
To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements. CIT approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreements, which expire in July 2010, CIT remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay CIT on the due date, the Company is charged interest at prime less 1.0%, which was 2.25% at September 27, 2009, until payment is received. The Company incurred interest expense of $19,000 and $33,000 for the three-month periods ended September 27, 2009 and September 28, 2008, respectively, and $35,000 and $64,000 for the six-month periods ended September 27, 2009 and September 28, 2008, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date. CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears losses resulting from returns, allowances, claims and discounts.
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

ITEM 4T. CONTROLS AND PROCEDURES
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
During the quarter ended September 27, 2009, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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
The parent companies of the Company’s factor and primary lender have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.
The Company’s factoring agreements, revolving line of credit and term loan are all provided pursuant to contracts between the Company and The CIT Group/Commercial Services, Inc., which is an operating subsidiary of CIT Group, Inc. On November 1, 2009, CIT Group, Inc. and CIT Group Funding Company of Delaware LLC (collectively, the “CIT Holding Companies”) each filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. None of the operating subsidiaries of the CIT Holding Companies, including The CIT Group/Commercial Services, Inc., were included in the filings. The filings were made pursuant to a prepackaged plan of reorganization which was approved by a majority of the holders of debt securities of the CIT Holding Companies. Although the management of the CIT Holding Companies has reported that all of its operating subsidiaries are expected to continue normal operations during the process of confirming the prepackaged plan of reorganization, the failure of The CIT Group/Commercial Services, Inc. to partially or completely perform according to the terms of the Company’s factoring agreements or revolving line of credit, or both, could cause the Company to experience funding delays and other losses, expenses and uncertainties. Additionally, although there are a limited number of financial institutions that can provide similar services to the Company, there can be no assurance that the Company could obtain these services from another financial institution on terms as favorable as those of the Company’s contracts with The CIT Group/Commercial Services, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities.
The table below sets forth information regarding the Company’s repurchases of its outstanding common stock during the three-month period ended September 27, 2009.

				Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased as	May Yet be
	Total Number of		Part of Publicly	Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share (2)	Programs (3)	Programs (3)

June 29, 2009 through August 2, 2009	0	$0	0	$2,000,000
August 3, 2009 through August 30, 2009	92,920	$2.98	25,000	$1,928,000
August 31, 2009 through September 27, 2009	0	$0	0	$1,928,000

Total	92,920	$2.98	25,000	$1,928,000

(1)
The shares purchased from August 3, 2009 through August 30, 2009 include 67,920 shares of common stock surrendered to the Company to satisfy income tax withholding obligations in connection with the vesting of shares of restricted stock.

(2)	Includes a broker fee of $0.03 per share paid to acquire 25,000 of the total 92,920 shares.

(3)
In July 2009, the Board of Directors of the Company authorized a share repurchase program, pursuant to which the Company may spend up to $2.0 million in the aggregate to repurchase from its stockholders shares of the outstanding common stock of the Company between July 7, 2009 and December 31, 2009; and further authorized the Company to determine the terms and conditions under which any such repurchases would be made. During the three-month period ended September 27, 2009, 25,000 shares were repurchased under the terms of the share repurchase program at a price per share, including broker fees, of $2.88.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of the Company was held on August 11, 2009 at the Company’s corporate headquarters in Gonzales, Louisiana. The proposals set forth below were voted on at the meeting with the following results:
1.	Election of two members to the board of directors to hold office for a three-year term. The results of the voting were as follows:

Director Nominee	For	Authority Withheld
Sidney Kirschner	8,070,222	101,288
Zenon S. Nie	8,060,066	111,444

The following members of the board of directors currently serve for their respective three-year terms, until the annual meeting to be held in the year set forth below:

Director	Year Term Expiring
E. Randall Chestnut	2010
William T. Deyo, Jr	2010
Frederick G. Wasserman	2010
Donald Ratajczak	2011
Joseph Kling	2011
2.
Approval of an amendment to the Company’s 2006 Omnibus Incentive Plan to increase the aggregate number of shares of Crown Crafts, Inc. Series A common stock subject to award thereunder from 1,200,000 to 1,925,000. The results of the voting were as follows:

For	Against	Abstain	Broker non-votes
4,962,955	1,169,480	52,373	1,986,702
3.	Transaction of such other matters as may properly come before the annual meeting or any adjournment or postponement thereof. The results of the voting were as follows:

For	Against	Abstain
7,336,951	687,253	147,306
Each of the foregoing proposals was set forth in the Notice of Annual Meeting and Proxy Statement of the Company dated July 3, 2009.
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

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.

(2)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.
Date: November 10, 2009	/s/ Olivia W. Elliott
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

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.

(2)	Filed herewith.