Form 10-K
period 2010-03-28
CROWN CRAFTS INC
filed 2010-06-28
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 25, 2009 (the last business day of the Company’s most recently completed second fiscal quarter) was $16.4 million.

As of June 7, 2010, 9,254,986 shares of the Company’s common stock were outstanding.

Documents Incorporated by Reference:

Crown Crafts, Inc. Proxy Statement in connection with its 2010 Annual Meeting of Stockholders (Part III hereof).

PART I

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of Crown Crafts, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

Description of Business

Crown Crafts, Inc. (the “Company”) operates indirectly through its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. and Hamco, Inc., in the infant and toddler products segment within the consumer products industry. The infant and toddler segment consists of infant and toddler bedding, bibs, disposable products, soft goods and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts, wholesale clubs and catalog retailers. The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company’s fiscal year ends on the Sunday nearest March 31. References herein to “fiscal year 2010” or “2010”, and “fiscal year 2009” or “2009” represent the 52-week periods ended March 28, 2010 and March 29, 2009, respectively.

Through April 2007, the Company’s operations included those of an additional subsidiary, Churchill Weavers, Inc. (“Churchill”). On February 2, 2007, the Company announced that it would liquidate Churchill. In accordance with accounting guidelines, in fiscal years 2010 and 2009, the real property that continues to be held in Churchill, which has no other material assets, is classified as held for sale in the Company’s consolidated balance sheets, and the operations of Churchill are classified as discontinued operations in the Company’s consolidated statements of income.

Products

The Company’s primary focus is on infant, toddler and juvenile products, including crib and toddler bedding; blankets; nursery accessories; room décor; disposable and reusable bibs and floor mats; burp cloths; bathing accessories; disposable placemats, toilet seat covers and changing mats; and other infant, toddler and juvenile soft goods.

Sales and Marketing

The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Compton, California; Gonzales, Louisiana; and Rogers, Arkansas. Products are also marketed by independent commissioned sales representatives located throughout the United States and Canada. Sales outside the United States and Canada are made primarily through distributors.

Substantially all products are sold to retailers for resale to consumers. The Company’s subsidiaries introduce new products throughout the year and participate at the annual ABC Kids Expo and the General Merchandising and Health Beauty Wellness Conferences presented by the Global Market Development Center.

Product Design and Styling

The Company believes that its creative team is one of its key strengths. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency within the Company’s existing product offerings and the themes and images associated with such existing products. In order to respond effectively to changing consumer preferences, the Company’s designers and stylists attempt to stay abreast of emerging lifestyle trends in color, fashion and design. When designing products under the Company’s various licensed brands, the Company’s designers coordinate their efforts with the licensors’ design teams to provide for a more fluid design approval process and to effectively incorporate the image of the licensed brand into the product. The Company’s product designs are both created internally and obtained from numerous additional sources, including independent artists, decorative fabric manufacturers and apparel designers. The Company’s designs include traditional, contemporary, textured and whimsical patterns across a broad spectrum of retail price points. Utilizing state of the art computer technology, the Company continually develops new designs throughout the year for all of its product groups. This continual development cycle affords the Company design flexibility, multiple opportunities to present new products to customers and the ability to provide timely responses to customer demands and changing market trends. The Company also creates designs for exclusive sale by certain of its customers under the Company’s brands, as well as the customers’ private label brands.

Raw Materials

The principal raw materials used in the manufacture of the Company’s product offerings are as follows:

Product Group	Principal Raw Materials

Comforters, sheets and related accessories	Printed, woven and solid color cotton and poly-cotton fabrics, with polyester fibers used as filling materials
Reusable bibs	Cotton/polyester knit terry, cotton woven terry and water-resistant fabrications
Disposable Placemats and Floor Mats	Polyethylene (PE)
Disposable bibs, toilet seat covers and changing mats	Cellulose and non-woven paper
Reusable Floor Mats	Polyethylene Vinyl Acetate (PEVA)

Although the Company normally maintains relationships with a limited number of suppliers, the Company believes that these raw materials are readily available from several alternative sources in quantities sufficient to meet the Company’s requirements.

The Company uses significant quantities of cotton, either in the form of cotton or cotton-blended fabrics. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and supply and demand considerations, both domestically and internationally. In addition, the price of oil affects key components of the raw material prices in our products (e.g., 100% polyester fill, polyester fabrics, PE, PEVA and packaging). Significant increases in the prices of cotton and oil could adversely affect the Company’s operations.

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

The Company maintains a foreign representative office located in Shanghai, China, which is responsible for the coordination of production, purchases and shipments, seeking out new vendors and inspections for social compliance and quality.

The Company’s products are warehoused and distributed from facilities located in Compton, California.

Customers

The Company’s customers consist principally of mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts, wholesale clubs and catalog retailers. The Company does not generally enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2010 and 2009.

	Fiscal Year
	2010	2009

Wal-Mart Stores, Inc.	43%	47%
Toys R Us	21%	21%
Target Corporation	*	10%

*	Amount represented less than 10% of the Company’s gross sales for this fiscal year.

Seasonality and Inventory Management

In fiscal year 2010, the Company’s sales were lowest in the first quarter and highest in the fourth fiscal quarter, although there is some variation in the seasonal demand for the Company’s products from year to year. Sales are generally higher in periods when customers take initial shipments of new products, as these orders typically include enough products for initial sets for each store and additional quantities for the customer’s distribution centers. The timing of these initial shipments varies by customer and depends on when the customer finalizes store layouts for the upcoming year and whether the customer has any mid-year introductions of products. Sales may also be higher or lower, as the case may be, in periods when customers are opening new stores or closing existing stores. Consistent with the expected introduction of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers. Customer returns of merchandise shipped are historically less than 1% of gross sales.

International Sales

Sales to customers in countries other than the United States represented 2% of the Company’s gross sales in fiscal year 2010 and less than 1% in fiscal year 2009. International sales are based upon the location that predominately represents the final destination of the products delivered to the Company’s customers.

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

Order Backlog

Management estimates the backlog of customer orders was $5.8 million and $3.5 million at June 4, 2010 and May 29, 2009, respectively. Historically the majority of these unfilled orders are shipped within approximately four weeks. There is no assurance that the backlog at any point in time will translate into sales in any particular subsequent period. Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlog is a meaningful or material indicator of future business.

Employees

At June 1, 2010, the Company had 161 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

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

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, primarily NoJo®, accounted for 20% of the Company’s total gross sales during fiscal year 2010. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 51% of the Company’s gross sales in fiscal year 2010, which included 36% of sales under the Company’s license agreements with affiliated companies of The Walt Disney Company (“Disney”). The Company’s current infant and toddler license agreements with Disney expire December 31, 2010 and 2011, respectively.

The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of March 28, 2010 is $5.0 million, including $3.2 million and $1.6 million for fiscal years 2011 and 2012, respectively. The Company believes that future sales of licensed products will exceed amounts required to cover the minimum royalty guarantees. The Company’s total royalty expense was $7.0 million and $6.9 million for fiscal years 2010 and 2009, respectively.

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

The Company’s top two customers represented approximately 64% of gross sales in fiscal year 2010. Although the Company does not enter into contracts with its key customers, it expects them to continue to be a significant portion of its gross sales in the future. The loss of one or both of these customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 51% of the Company’s gross sales in fiscal year 2010, which included 36% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses.

Economic conditions could adversely affect the Company’s raw material prices.

The Company uses significant quantities of cotton, either in the form of cotton fabric or cotton/polyester fabric. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and other factors, such as supply and demand considerations, both domestically and internationally. In addition, increased oil prices affect key components of the raw material prices in our products. Significant increases in the prices of cotton and oil could adversely affect the raw material prices in our products (e.g., 100% polyester fill, polyester fabrics, PE, PEVA and packaging).

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

Current economic conditions, including the credit crisis affecting global financial markets and the possibility of an extended global recession, could adversely impact the Company’s business. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories and increased pressure on the prices of the Company’s products. Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, the factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of the factor doing so may increase as a result of current economic conditions. Such an action by the factor would result in the loss of future sales to the affected customer.

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

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. The adoption of regulations related to the importation of product, including quotas, duties, taxes and other charges or restrictions on imported goods, and changes in U.S. customs procedures could result in an increase in the cost of the Company’s products. Delays in customs clearance of goods or the disruption of international transportation lines used by the Company could result in the Company being unable to deliver goods to customers in a timely manner or the potential loss of sales altogether.

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

The Company’s financing agreement contains usual and customary covenants regarding significant transactions, including restrictions on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. Unless waived by the Company’s primary lender, these covenants could limit the Company’s ability to pursue opportunities to expand its business operations, respond to changes in business and economic conditions and obtain additional financing, or otherwise engage in transactions that the Company considers beneficial.

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

The Company’s customers could place pressure on the Company to reduce the prices of its products. The Company continuously strives to stay ahead of its competition in sourcing, which allows the Company to obtain lower cost products while maintaining high standards for quality. There can be no assurance that the Company could respond to a decrease in sales prices by proportionately reducing its costs, which could adversely affect the Company’s operating results.

A stockholder could lose all or a portion of his investment in the Company.

The Company’s common stock has historically experienced a degree of price variability, and the price could be subject to rapid and substantial fluctuations. The Company’s common stock has also historically been thinly traded, a circumstance that exists when there is a relatively small volume of buy and sell orders for the Company’s common stock at any given point in time. In such situations, a stockholder may be unable to liquidate his position in the Company’s common stock at the desired price. Also, as an equity investment, a stockholder’s investment in the Company is subordinate to the interests of the Company’s creditors, and a stockholder could lose all or a substantial portion of his investment in the Company in the event of a voluntary or involuntary bankruptcy filing.

ITEM 2.	Properties

The Company’s headquarters are located in Gonzales, Louisiana. The Company rents approximately 17,761 square feet at this location under a lease that expires January 31, 2012. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The Company’s business is somewhat seasonal so that during certain times of the year these facilities are fully utilized, while at other times of the year the Company has excess capacity in these facilities. The following table summarizes certain information regarding the Company’s principal real property as of June 11, 2010:

		Approximate	Owned/
Location	Use	Square Feet	Leased

Gonzales, Louisiana	Administrative and sales office	17,761	Leased
Berea, Kentucky(*)	Vacant	53,056	Owned
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Compton, California	Warehouse and distribution center	35,217	Leased
Rogers, Arkansas	Sales office	1,625	Leased
Shanghai, People’s Republic of China	Office	1,550	Leased

*	This property is classified as held for sale in the Company’s consolidated balance sheet (see “Business” in Item 1).

ITEM 3.	Legal Proceedings

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

Description of Securities

The Company is authorized to issue up to 75,000,000 shares of capital stock, 74,000,000 of which are classified as common stock, par value $0.01 per share, and 1,000,000 of which are classified as preferred stock, par value $0.01 per share. On June 7, 2010, there were 9,254,986 shares of the Company’s Series A common stock issued and outstanding. No shares of the Company’s preferred stock or any other series of common stock have been issued.

Market Information and Price

The Company’s common stock (together with the associated common share purchase rights) is traded on the NASDAQ Capital Market under the symbol “CRWS”. On June 7, 2010, the closing stock price of the Company’s common stock was $3.98 per share. The following table presents quarterly information on the range of the high and low closing price per share of the Company’s common stock for fiscal years 2010 and 2009.

Quarter	High	Low

Fiscal Year 2010
First Quarter	$2.25	$1.86
Second Quarter	3.27	2.65
Third Quarter	3.45	2.50
Fourth Quarter	3.50	2.56
Fiscal Year 2009
First Quarter	$4.08	$3.23
Second Quarter	3.97	3.29
Third Quarter	3.35	2.15
Fourth Quarter	2.65	1.77

Holders of Common Stock

As of June 7, 2010, there were approximately 310 registered holders of the Company’s Series A common stock.

Dividends

The Company did not declare any dividends during the fiscal year ended March 29, 2009, and had not previously paid a dividend since December 26, 1999. On February 9, 2010, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.02 per share to stockholders of record at the close of business on March 12, 2010 and payable on April 2, 2010. The dividend payout of $184,000 was within the limitations of the Company’s credit facility, which at the time permitted the Company to declare cash dividends on its common stock of up to $500,000.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of March 28, 2010.

Number of
	Securities to be		Number of
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders:
2006 Omnibus Incentive Plan	686,000	$3.39	800,000

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of certain factors that management considers important in reviewing the Company’s results of operations, liquidity, capital resources and operating results. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Results of Operations

The following table contains results of operations for fiscal years 2010 and 2009 and the dollar and percentage changes for those periods (in thousands, except percentages).

	2010	2009	Change	Change

Net sales by category
Bedding, blankets and accessories	$66,378	$71,892	$(5,514)	(7.7)%
Bibs, bath and disposable products	19,688	15,506	4,182	27.0%
Total net sales	86,066	87,398	(1,332)	(1.5)%
Cost of products sold	65,837	68,488	(2,651)	(3.9)%
Gross profit	20,229	18,910	1,319	7.0%
% of net sales	23.5%	21.6%
Marketing and administrative expenses	11,469	10,954	515	4.7%
% of net sales	13.3%	12.5%
Goodwill impairment charge	—	22,884	(22,884)	(100.0)%
Interest expense	692	1,089	(397)	(36.5)%
Other income (expense)	(63)	108	(171)	(158.3)%
Income tax expense	3,103	1,133	1,970	173.9%
Income (loss) from continuing operations after taxes	4,902	(17,042)	21,944	(128.8)%
Discontinued operations — net of taxes	(122)	(44)	(78)	177.3%
Net income (loss)	4,780	(17,086)	21,866	(128.0)%
% of net sales	5.6%	(19.5)%

Net Sales:  Sales of bedding, blankets and accessories decreased in fiscal year 2010 as compared to the prior year. Sales increased by $20.6 million due to shipments of new bedding and blanket programs. These increases were offset by $20.5 million in discontinued programs and $5.6 million in lower replenishment orders.

Sales of bib, bath and disposable products increased in fiscal year 2010 as compared to the prior year. Sales increased by $4.9 million due to sales of new designs and promotions and higher replenishment orders. Sales also increased by $3.5 million due to the Company’s acquisition of substantially all of the assets of Neat Solutions, Inc. on July 2, 2009 (the “Neat Solutions Acquisition”). Offsetting these increases was a decrease of $4.2 million due to programs that were discontinued and lower initial program shipments.

Gross Profit:  Gross profit increased in amount and also increased as a percentage of net sales for fiscal year 2010 as compared to fiscal year 2009. The increase in the percentage is due primarily to decreased amortization costs of $344,000 and the absence in the current year of $243,000 in charges incurred in the prior year related to transitioning away from the Company’s warehousing and shared services agreement, all of which were associated with the Company’s acquisition of the baby products line of Springs Global US, Inc. on November 5, 2007. Also, the Company in the current year has incurred decreased product development costs of $199,000 and decreased costs of $73,000 to operate the Company’s Foreign Representative Office in China, offset by a $187,000 increase in testing costs and increased amortization of $42,000 associated with the Neat Solutions Acquisition.

Marketing and Administrative Expenses:  Marketing and administrative expenses for fiscal year 2010 increased in amount and as a percentage of net sales as compared to fiscal year 2009. In the current year, the Company incurred $667,000 of costs related to the Neat Solutions Acquisition and related integration. The Company has also incurred increased advertising costs and factoring fees of $166,000 and $268,000, respectively, in the current year as compared to the prior year. These increases were offset by the absence in the current year of $195,000 of costs incurred in the prior year that were associated with the governance and standstill agreement entered into on July 1, 2008 with Wynnefield Small Cap Value, L.P. and its affiliates.

Goodwill Impairment Charge:  The market capitalization of the Company was below its net book value for most of the second half of fiscal year 2009, which the Company concluded was a triggering event that required the Company to perform an interim impairment test of the goodwill of its reporting units. As a result of step one of this interim impairment test, the Company concluded that the fair values of its two reporting units were below their carrying values, indicating that the goodwill within these reporting units had been impaired. In step two of the interim impairment test, the goodwill of the reporting units was determined to have no implied value. Accordingly, during fiscal year 2009, the Company recorded a pre-tax charge of $22.9 million, which represented the aggregate carrying value of the goodwill of the Company’s reporting units. This impairment charge did not result in any cash expenditures, did not have an adverse effect on the Company’s compliance with the covenants under its financing agreement and did not affect the Company’s financial availability under its revolving line of credit.

Interest Expense:  The decrease in interest expense for fiscal year 2010 as compared to fiscal year 2009 is due to lower variable rates and lower average balances on the Company’s term loan and revolving line of credit.

Management does not believe that inflation has had a material effect on the Company’s operations. The Company has traditionally attempted to increase its prices to offset inflation. There is no assurance, however, that the Company will be able to adequately increase its prices in response to inflation.

Known Trends and Uncertainties

The Company’s financial results are closely tied to the sales to the Company’s top two customers, which represented approximately 64% of the Company’s gross sales in fiscal year 2010. These customers have been experiencing the impact of a significant economic downturn, which is restricting the Company’s opportunities for growth with respect to these customers. Should economic conditions not improve or further deteriorate, the Company could experience continued revenue pressure. The Company’s financial results are also closely tied to the sales of licensed products, which represented 51% of the Company’s gross sales in both fiscal years 2010 and 2009. The Company’s current infant and toddler license agreements with Disney expire December 31, 2010 and December 31, 2011, respectively. The Company could experience a material loss of revenues if it is unable to renew these license agreements or its other major license agreements or obtain new licenses. For a further discussion of trends, uncertainties and other factors that could impact the Company’s operating results, see “Risk Factors” in Item 1A.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities was $10.5 million for the year ended March 28, 2010, compared to $8.4 million for the year ended March 29, 2009. The change in cash provided by operating activities was primarily due to changes in accounts receivable and deferred income taxes, offset by changes in accounts payable.

Net cash used in investing activities was $5.1 million in fiscal year 2010 compared $0.3 million in the prior year. Cash used in investing activities in the current year was primarily associated with the Neat Solutions Acquisition.

Net cash used in financing activities was $20.6 million in the current year compared to $0.8 million in the prior year. The increase in cash used in financing activities was primarily due to net repayments under the Company’s revolving line of credit.

Total debt outstanding under the Company’s credit facilities before the reduction for the original issue discount on the non-interest bearing notes decreased from $25.7 million at March 29, 2009 to $5.4 million at March 28, 2010. The decrease is due to net repayments on the Company’s revolving line of credit from available cash balances and operating cash flow and from payments on the Company’s term loan from operating cash flow.

The Company’s daily cash needs are provided by a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc. The Company had previously built up its cash reserves in order to preserve the Company’s ability to meet its working capital needs in the event that CIT should suffer an adverse liquidity event that would jeopardize the Company’s ability to draw upon its revolving line of credit. On November 1, 2009, CIT Group Inc. and CIT Group Funding Company of Delaware LLC (collectively, the “CIT Holding Companies”) each filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The filings were made pursuant to a prepackaged plan of reorganization (the “Plan”) which was approved by a majority of the holders of debt securities of the CIT Holding Companies. The Plan was confirmed by the bankruptcy court on December 8, 2009. The Company, believing that the emergence of the CIT Holding Companies from bankruptcy, their restructured balance sheet and deferral of their required debt maturities for three years would make the possibility of an adverse liquidity event for CIT less likely, repaid $12.0 million to CIT under the revolving line of credit on December 16, 2009.

The Company’s ability to make scheduled payments of principal, to pay the interest on its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and availability on its revolving line of credit will be adequate to meet its liquidity needs.

At March 28, 2010 and March 29, 2009, the Company’s long-term debt consisted of the following (in thousands):

	March 28,	March 29,
	2010	2009

Revolving line of credit	$1,422	$20,062
Term loan	—	1,667
Non-interest bearing notes	4,000	4,000
Original issue discount	(232)	(494)

	5,190	25,235
Less current maturities	1,952	1,667

	$3,238	$23,568

The Company’s credit facilities at March 28, 2010 consisted of the following:

Revolving Line of Credit under a financing agreement with CIT of up to $26.0 million, including a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 1.00% (2.25% at March 28, 2010) for base rate borrowings or LIBOR plus 2.25% (2.48% at March 28, 2010), maturing on July 11, 2013 and secured by a first lien on all assets of the Company. At March 28, 2010, there was a balance due on the revolving line of credit of $1.4 million, there were no letters of credit outstanding against the $1.5 million sub-limit for letters of credit and the Company had $20.6 million available under the revolving line of credit based on eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of March 28, 2010.

Subordinated Notes of $4.0 million. The notes do not bear interest and are due in two equal installments of $2.0 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $232,000 is included in the Company’s consolidated balance sheet as of March 28, 2010.

Annual maturities of the Company’s credit facilities are as follows (in thousands):

Fiscal
Year	Revolver	Sub Notes	Total

2011	$—	$2,000	$2,000
2012	—	2,000	2,000
2013	—	—	—
2014	1,422	—	1,422

Total	$1,422	$4,000	$5,422

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements. CIT approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreements, which expire on July 11, 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay CIT by the due date, the Company is charged interest at prime minus 1.0%, which was 2.25% at March 28, 2010, until payment is received. During fiscal years 2010 and 2009, the Company incurred interest expense of $67,000 and $106,000, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date. CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risks for shipments after the date of such termination or cease shipments to such customer.

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

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company also has a certain amount of discontinued finished goods which necessitates the establishment of inventory reserves that are highly subjective. Actual results could differ materially from those estimates.

Revenue Recognition:  Sales are recorded when goods are shipped to customers and are reported net of allowances for estimated returns and allowances in the consolidated statements of income. Allowances for returns are estimated based on historical rates. Allowances for returns, advertising allowances, warehouse allowances and volume rebates are recorded commensurate with sales activity and the cost of such allowances is netted against sales in reporting the results of operations. Shipping and handling costs, net of amounts reimbursed by customers, are not material and are included in net sales.

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

The Company assigns the majority of its receivables with CIT pursuant to factoring agreements. In the event a factored receivable becomes uncollectible due to credit worthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. At March 28, 2010, the Company’s accounts receivable amounted to $18.0 million, net of allowances of $1.2 million. Of this amount, $17.6 million was due from CIT under the factoring agreements.

Depreciation and Amortization:  The Company’s consolidated balance sheets reflect property, plant and equipment, and certain intangible assets at cost less accumulated depreciation or amortization. The Company capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three to eight years for property, plant and equipment, and one to sixteen years for intangible assets other than goodwill. The Company amortizes improvements to its leased facilities over the term of the lease or the estimated useful life of the asset, whichever is shorter.

Valuation of Long-Lived Assets, Identifiable Intangible Assets and Goodwill:  In addition to the depreciation and amortization procedures set forth above, the Company reviews for impairment long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of, if any, are recorded at the lower of net book value or fair market value, less estimated costs to sell at the date management commits to a plan of disposal, and are classified as assets held for sale on the consolidated balance sheets.

The Company tests the carrying value of its goodwill annually and sooner if facts and circumstances suggest that the goodwill has been impaired. The Company reported no goodwill at March 30, 2009, and, as a result, the annual impairment test was not required.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expense included in cost of sales amounted to $7.0 million and $6.9 million for fiscal years 2010 and 2009, respectively.

Inventory Valuation:  The preparation of the Company’s financial statements requires careful determination of the appropriate dollar amount of the Company’s inventory balances. Such amount is presented as a current asset in the Company’s consolidated balance sheets and is a direct determinant of cost of goods sold in the consolidated statements of income and, therefore, has a significant impact on the amount of net income reported in an accounting period. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to acquire inventory, bring it to a condition suitable for sale, and store it until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method, which assumes that inventory quantities are sold in the order in which they are acquired. The determination of the indirect charges and their allocation to the Company’s finished goods inventories is complex and requires significant management judgment and estimates. Differences would result in the valuation of the Company’s inventories and in the amount and timing of the Company’s cost of goods sold and resulting net income for any period if management made different judgments or utilized different estimates.

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the normal operating cycle of the Company’s operations. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of goods sold in the Company’s consolidated statements of income. Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company’s financial position and results of operations.

Provisions for Income Taxes:  The Company’s provisions for income taxes include all currently payable federal, state, local and foreign taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company recognizes the effect that changes in tax rates will have on net deferred income tax assets and liabilities in the period that the tax rates are changed.

The Company’s provision for income taxes on continuing operations is based upon an effective tax rate, excluding the effect of the goodwill impairment charge, of 38.8% and 39.4% in fiscal years 2010 and 2009, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes (net of federal tax benefit) in the various states in which the Company operates.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Tax years still open to federal or state general examination or other adjustment as of March 28, 2010 include tax years ended April 2, 2006, April 1, 2007, March 30, 2008, March 29, 2009 and March 28, 2010. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

Recently-Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (the “FASB ASC”) as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. Under SFAS No. 168, effective for interim and annual periods ending after September 15, 2009, specific references to GAAP must be to the Topics contained within the FASB ASC. SFAS No. 168 was codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, and also provides that rules and interpretive releases of the SEC under the authority of the Securities Act and the Exchange Act are also sources of authoritative GAAP for SEC registrants.

The FASB will now revise GAAP by issuing an Accounting Standards Update (“ASU”) to the FASB ASC. An ASU will not be considered as authoritative in its own right, but will serve only to update the FASB ASC, provide background information about the guidance and provide the basis for conclusion on the change in the FASB ASC.

The Company’s adoption on June 29, 2009 of FASB ASC Topic 105 did not impact the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB ASC Topic 820, Fair Value Measurement and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure requirements about fair value measurements. This statement became effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of FASB ASC Topic 820 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company’s adoption on March 29, 2009 of FASB ASC Topic 820 did not materially impact the Company’s consolidated financial statements.

On January 21, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in FASB ASC Topic 820-10, and generally became effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of ASU No. 2010-06 on December 28, 2009 did not materially impact the Company’s consolidated financial statements.

In February 2007, the FASB issued FASB ASC Topic 825, Financial Instruments. This standard provides companies with an option to report selected financial assets and liabilities at fair value. FASB ASC Topic 825 became effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, on March 31, 2008, the Company adopted the provisions of FASB ASC Topic 825. Upon adoption, the Company did not elect the fair value option for any items within the scope of FASB ASC Topic 825; therefore, the adoption of FASB ASC Topic 825 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB ASC Topic 805-10-65-1, which contains revisions to FASB ASC Topic 805, Business Combinations, and was to be applied prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. FASB ASC Topic 805, as revised, establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. This standard also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The Company’s adoption of FASB ASC Topic 805, as revised, on March 30, 2009 resulted in the application of its provisions to the Neat Solutions Acquisition. Relative to this acquisition, the FASB ASC Topic 805 revisions impacted the Company’s consolidated financial statements in that the Company was required to recognize as expense $195,000 of direct costs associated with the acquisition that would have previously been capitalized under the provisions of FASB ASC Topic 805 in effect prior to its revision.

In May 2009, the FASB issued FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 became effective for interim and annual periods ending after June 15, 2009 and was to be applied prospectively. This standard originally required the Company to disclose the date through which subsequent events have been evaluated, which was intended to provide guidance to readers of the Company’s financial statements that the Company has not evaluated subsequent events after that date. However, on February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which became effective upon issuance and which removed the requirement for an SEC registrant to disclose the date through which subsequent events have been evaluated. The Company’s adoption of FASB ASC Topic 855 on March 30, 2009 and the adoption of ASU No. 2010-09 on February 24, 2010 did not impact the Company’s consolidated financial statements.

ITEM 8.	Financial Statements and Supplementary Data

See pages 18 and F-1 through F-19 hereof.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of March 28, 2010.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fourth fiscal quarter ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the Company’s directors and executive officers will be set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2010 (the “Proxy Statement”) under the captions “Election of Directors” and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption

“Code of Business Conduct and Ethics” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Board Committees and Meetings” and “Report of the Audit Committee” and is incorporated herein by reference.

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

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

- Report of Independent Registered Public Accounting Firm

- Consolidated Balance Sheets as of March 28, 2010 and March 29, 2009

- Consolidated Statements of Income for the Fiscal Years Ended March 28, 2010 and March 29, 2009

-	Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 28, 2010 and March 29, 2009

- Consolidated Statements of Cash Flows for the Fiscal Years Ended March 28, 2010 and March 29, 2009

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

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning	(Reversed from)		End of
	of Period	Expenses(1)	Deductions(2)	Period
		(In thousands)

Accounts Receivable Valuation Accounts:
Year Ended March 29, 2009
Allowance for doubtful accounts	$4	$(5)	$1	$0
Allowance for customer deductions	$1,264	$5,002	$4,685	$1,581
Year Ended March 28, 2010
Allowance for doubtful accounts	$0	$20	$16	$4
Allowance for customer deductions	$1,581	$5,970	$6,317	$1,234

(1)	Charge to the allowance for doubtful accounts for fiscal year 2010 represents the allowance recorded in connection with the Neat Solutions Acquisition.

(2)	Deductions from the allowance for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits

2.1	—	Asset Purchase Agreement dated as of July 2, 2009 by and among Hamco, Inc., Neat Solutions, Inc. and each of the shareholders of Neat Solutions, Inc.(15)
2.2	—	Purchase Agreement for Bibsters Intellectual Property dated as of May 27, 2010 by and between Hamco, Inc. and The Procter & Gamble Company.(18)
3.1	—	Amended and Restated Certificate of Incorporation of the Company.(3)
3.2	—	Bylaws of the Company.(3)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company.(3)
4.2	—	Instruments defining the rights of security holders are contained in the Bylaws of the Company(3)
4.3	—	Amended and Restated Rights Agreement dated as of August 6, 2003 between the Company and SunTrust Bank, as Rights Agent, including the Form of Right Certificate (Exhibit A) and the Summary of Rights to Purchase Common Shares (Exhibit B).(2)
4.4	—	Amendment No. 1 to Amended and Restated Rights Agreement dated as of July 12, 2006 between the Company and Computershare Investor Services, LLC.(5)
4.5	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 11, 2009).(14)
4.6	—	Form of Incentive Stock Option Agreement.(6)
4.7	—	Form of Non-Qualified Stock Option Agreement (Employees).(6)
4.8	—	Form of Non-Qualified Stock Option Agreement (Directors).(6)
4.9	—	Form of Restricted Stock Grant Agreement (Form A).(6)
4.10	—	Form of Restricted Stock Grant Agreement (Form B).(6)
4.11	—	Amendment No. 2 to Amended and Restated Rights Agreement dated as of August 30, 2006 between the Company and Computershare Investor Services, LLC.(7)
4.12	—	Amendment No. 3 to Amended and Restated Rights Agreement dated as of April 14, 2009 between the Company and Computershare Trust Company, N.A.(13)
10.1	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut.(1)
10.2	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut.(4)
10.3	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Amy Vidrine Samson.(4)
10.4	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman.(4)
10.5	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(5)
10.6	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(5)
10.7	—	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc.(5)
10.8	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Wachovia Bank, National Association.(5)
10.9	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Banc of America Strategic Solutions, Inc.(5)
10.10	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to The Prudential Insurance Company of America.(5)

Exhibit
Number		Description of Exhibits

10.11	—	Security Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and Wachovia Bank, National Association, as Agent.(5)
10.12	—	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to Wachovia Bank, National Association, as Agent.(5)
10.13	—	Noncompetition and Non-Disclosure Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc.(8)
10.14	—	First Amendment to Financing Agreement dated as of November 5, 2007 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(8)
10.15	—	First Amendment to Mortgage, Assignment of Leases and Rents, and Security Agreement dated November 5, 2007 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc.(8)
10.16	—	Letter Agreement dated as of January 29, 2008 between the Company and Wellington Management Company, LLP.(9)
10.17	—	Governance and Standstill Agreement dated July 1, 2008 by and among Crown Crafts, Inc., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Partners Small Cap Value Offshore Fund, Ltd., Channel Partnership II, L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Nelson Obus and Joshua Landes.(10)
10.18	—	Employment Agreement dated November 6, 2008 by and between the Company and Olivia W. Elliott(11)
10.19	—	First Amendment to Employment Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut.(12)
10.20	—	First Amendment to Amended and Restated Severance Protection Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut.(12)
10.21	—	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Amy Vidrine Samson.(12)
10.22	—	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Nanci Freeman.(12)
10.23	—	Third Amendment to Financing Agreement dated as of July 2, 2009 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(15)
10.24	—	Fifth Amendment to Financing Agreement dated as of February 9, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(16)
10.25	—	Sixth Amendment to Financing Agreement dated as of March 5, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(17)
10.26	—	Seventh Amendment to Financing Agreement dated as of May 27, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc.(18)
14.1	—	Code of Ethics.(4)
21.1	—	Subsidiaries of the Company.(19)
23.1	—	Consent of KPMG LLP.(19)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.(19)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.(19)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer.(19)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer.(19)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.

(2)	Incorporated herein by reference to Registrant’s Registration Statement on Form 8-A/A dated August 13, 2003.

(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.

(4)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.

(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.

(6)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.

(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 30, 2006.

(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.

(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 29, 2008.

(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 1, 2008.

(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.

(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.

(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 16, 2009.

(14)	Incorporated herein by reference to Registrant’s Proxy Statement on Schedule 14A dated July 3, 2009.

(15)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.

(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 10, 2010.

(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.

(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.

(19)	Filed herewith.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut E. Randall Chestnut	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 22, 2010

/s/ William T. Deyo, Jr. William T. Deyo, Jr.	Director	June 22, 2010

/s/ Zenon S. Nie Zenon S. Nie	Director	June 22, 2010

/s/ Donald Ratajczak Donald Ratajczak	Director	June 22, 2010

/s/ Joseph Kling Joseph Kling	Director	June 22, 2010

/s/ Frederick G. Wasserman Frederick G. Wasserman	Director	June 22, 2010

/s/ Olivia W. Elliott Olivia W. Elliott	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 22, 2010

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of March 28, 2010 and March 29, 2009	F-2
Consolidated Statements of Income for the Fiscal Years Ended March 28, 2010 and March 29, 2009	F-3
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 28, 2010 and March 29, 2009	F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 28, 2010 and March 29, 2009	F-5
Notes to Consolidated Financial Statements	F-6
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Crown Crafts, Inc.

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of March 28, 2010 and March 29, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 28, 2010 and March 29, 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  KPMG LLP

Baton Rouge, Louisiana
June 28, 2010

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 28, 2010 and March 29, 2009

	March 28, 2010	March 29, 2009
	(Amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$75	$15,249
Accounts receivable (net of allowances of $1,238 at March 28, 2010 and $1,581 at March 29, 2009):
Due from factor	17,633	17,341
Other	388	1,613
Inventories	10,453	11,751
Prepaid expenses	1,625	1,070
Temporary investments — restricted	505	—
Assets held for sale	396	550
Deferred income taxes	399	921

Total current assets	31,474	48,495
Property, plant and equipment — at cost:
Vehicles	58	44
Land, buildings and improvements	212	205
Machinery and equipment	2,537	2,476
Furniture and fixtures	764	765

	3,571	3,490
Less accumulated depreciation	3,020	2,816

Property, plant and equipment — net	551	674
Other assets:
Goodwill	864	—
Intangible assets, net	6,493	5,515
Deferred income taxes	1,904	1,655
Other	106	188

Total other assets	9,367	7,358

Total Assets	$41,392	$56,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,563	$6,118
Accrued wages and benefits	838	894
Accrued royalties	1,051	1,056
Other accrued liabilities	1,253	813
Current maturities of long-term debt	1,952	1,667

Total current liabilities	10,657	10,548
Non-current liabilities:
Long-term debt	3,238	23,568
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — $0.01 par value per share; Authorized 1,000,000 shares; No shares issued at March 28, 2010 and March 29, 2009	—	—
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,288,940 shares at March 28, 2010 and 10,098,441 shares at March 29, 2009	103	101
Additional paid-in capital	41,007	39,995
Treasury stock — at cost — 1,074,025 shares at March 28, 2010 and 889,051 shares at March 29, 2009	(3,580)	(3,056)
Accumulated deficit	(10,033)	(14,629)

Total shareholders’ equity	27,497	22,411

Total Liabilities and Shareholders’ Equity	$41,392	$56,527

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended March 28, 2010 and March 29, 2009

	2010	2009
	(Amounts in thousands, except per share amounts)

Net sales	$86,066	$87,398
Cost of products sold	65,837	68,488

Gross profit	20,229	18,910
Marketing and administrative expenses	11,469	10,954
Goodwill impairment charge	—	22,884

Income (loss) from operations	8,760	(14,928)
Other income (expense):
Interest and amortization of debt discount and expense	(692)	(1,089)
Other — net	(63)	108

Income (loss) before income tax expense	8,005	(15,909)
Income tax expense	3,103	1,133

Income (loss) from continuing operations	4,902	(17,042)
Loss from discontinued operations — net of income taxes	(122)	(44)

Net income (loss)	$4,780	$(17,086)

Weighted average shares outstanding — basic	9,193	9,317

Weighted average shares outstanding — diluted	9,295	9,317

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.53	$(1.83)
Loss from discontinued operations — net of income taxes	(0.01)	—

Total basic earnings (loss) per share	$0.52	$(1.83)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.53	$(1.83)
Loss from discontinued operations — net of income taxes	(0.01)	—

Total diluted earnings (loss) per share	$0.52	$(1.83)

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal years ended March 28, 2010 and March 29, 2009

						Retained
	Common Shares		Treasury Shares		Additional	Earnings	Total
	Number of		Number of		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
	(Dollar amounts in thousands)

Balances — March 30, 2008	10,039,942	$100	(562,647)	$(2,071)	$39,247	$2,457	$39,733
Issuance of shares	58,499	1			19		20
Stock-based compensation					707		707
Tax effect of stock-based compensation					22		22
Purchase of treasury stock			(326,404)	(985)			(985)
Net loss						(17,086)	(17,086)

Balances — March 29, 2009	10,098,441	101	(889,051)	(3,056)	39,995	(14,629)	22,411
Issuance of shares	190,499	2			163		165
Stock-based compensation					760		760
Tax effect of stock-based compensation					89		89
Purchase of treasury stock			(184,974)	(524)			(524)
Net income						4,780	4,780
Dividends declared						(184)	(184)

Balances — March 28, 2010	10,288,940	$103	(1,074,025)	$(3,580)	$41,007	$(10,033)	$27,497

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended March 28, 2010 and March 29, 2009

	2010	2009
	(Amounts in thousands)

Operating activities:
Net income (loss)	$4,780	$(17,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	286	285
Amortization of intangibles	1,544	1,745
Impairment charge — goodwill	—	22,884
Impairment charge — assets held for sale	154	94
Deferred income taxes	273	(2,094)
Loss (gain) on sale of property, plant and equipment	16	(65)
Accretion of interest expense to original issue discount	262	244
Accretion of interest income to temporary investment — restricted	(5)	—
Stock-based compensation	760	707
Tax shortfall from stock-based compensation	(13)	—
Changes in assets and liabilities:
Accounts receivable	1,770	(618)
Inventories	1,846	2,026
Prepaid expenses	(503)	(6)
Other assets	30	(99)
Accounts payable	(1,088)	504
Accrued liabilities	379	(150)

Net cash provided by (used in) operating activities	10,491	8,371

Investing activities:
Capital expenditures	(165)	(372)
Purchase of temporary investments	(500)	—
(Cost of) proceeds from disposition of assets	(2)	86
Payment to acquire the assets of Neat Solutions, Inc., net of liabilities assumed	(4,434)	—

Net cash (used in) provided by investing activities	(5,101)	(286)

Financing activities:
Payments on long-term debt	(1,667)	(2,503)
(Repayments) proceeds under revolving line of credit, net	(18,640)	2,680
Purchase of treasury stock	(524)	(985)
Issuance of common stock	165	20
Excess tax benefit from stock-based compensation	102	22

Net cash (used in) provided by financing activities	(20,564)	(766)

Net (decrease) increase in cash and cash equivalents	(15,174)	7,319
Cash and cash equivalents at beginning of period	15,249	7,930

Cash and cash equivalents at end of period	$75	$15,249

Supplemental cash flow information:
Income taxes paid	$2,304	$2,854
Interest paid	437	746
Noncash investing activity:
Adjustment to purchase price of Springs Baby Products from resolution of pre-acquisition contingency	—	(58)
Noncash financing activity:
Dividends declared but unpaid	(184)	—

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Fiscal Years Ended March 28, 2010 and March 29, 2009

Note 1 —	Description of Business

Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) operate in the infant and toddler products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding, bibs, disposable products, soft goods and accessories. Sales of the Company’s products are generally made directly to retailers, primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts, wholesale clubs and catalog retailers. The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying consolidated financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on the Sunday nearest March 31. References herein to “fiscal year 2010” or “2010”, and “fiscal year 2009” or “2009” represent the 52-week periods ended March 28, 2010 and March 29, 2009, respectively.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company also has a certain amount of discontinued finished goods which necessitates the establishment of inventory reserves that are highly subjective. Actual results could differ materially from those estimates.

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

Depreciation and Amortization:  The accompanying consolidated balance sheets reflect property, plant and equipment, and certain intangible assets at cost less accumulated depreciation or amortization. The Company capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three to eight years for property, plant and equipment, and one to sixteen years for intangible assets other than goodwill. The Company amortizes improvements to its leased facilities over the term of the lease or the estimated useful life of the asset, whichever is shorter.

Valuation of Long-Lived Assets, Identifiable Intangible Assets and Goodwill:  In addition to the depreciation and amortization procedures set forth above, the Company reviews for impairment long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of, if any, are recorded at the lower of net book value or fair market value, less estimated costs to sell at the date management commits to a plan of disposal, and are classified as assets held for sale on the accompanying consolidated balance sheets.

The Company tests the carrying value of its goodwill annually and sooner if facts and circumstances suggest that the goodwill has been impaired. The Company reported no goodwill at March 30, 2009, and, as a result, the annual test of the fair value of goodwill was not required.

Revenue Recognition:  Sales are recorded when goods are shipped to customers and are reported net of allowances for estimated returns and allowances in the accompanying consolidated statements of income. Allowances for returns are estimated based on historical rates. Allowances for returns, advertising allowances, warehouse allowances and volume rebates are recorded commensurate with sales activity and the cost of such allowances is netted against sales in reporting the results of operations. Shipping and handling costs, net of amounts reimbursed by customers, are not material and are included in net sales.

Allowances Against Accounts Receivable:  The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as advertising and warehouse allowances and volume rebates. These deductions are recorded throughout the year commensurate with sales activity. Funding of the majority of the Company’s allowances occurs on a per-invoice basis. The allowances for customer deductions, which are netted against accounts receivable in the accompanying consolidated balance sheets, consist of agreed upon advertising support, markdowns and warehouse and other allowances. All such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities. When a customer requests deductions, the allowances are reduced to reflect such payments. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of the customer initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to The CITGroup/Commercial Services, Inc. (“CIT”) pursuant to factoring agreements. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at March 28, 2010 amounted to $18.0 million, net of allowances of $1.2 million. Of this amount, $17.6 million was due from CIT under the factoring agreements, which represents the maximum amount of loss that the Company could incur if CIT failed completely to perform under the factoring agreements.

Inventory Valuation:  The preparation of the Company’s financial statements requires careful determination of the appropriate dollar amount of the Company’s inventory balances. Such amount is presented as a current asset in the accompanying consolidated balance sheets and is a direct determinant of cost of goods sold in the accompanying consolidated statements of income and, therefore, has a significant impact on the amount of net income reported in an accounting period. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to acquire inventory, bring it to a condition suitable for sale, and store it until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method, which assumes that inventory quantities are sold in the order in which they are acquired. The determination of the indirect charges and their allocation to the Company’s finished goods inventories is complex and requires significant management judgment and estimates. Differences would result in the valuation of the Company’s inventories and in the amount and timing

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

of the Company’s cost of goods sold and resulting net income for any period if management made different judgments or utilized different estimates.

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the normal operating cycle of the Company’s operations. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of goods sold in the Company’s consolidated statements of income. Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company’s financial position and results of operations.

Segments and Related Information:  The Company operates in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, disposable products, soft goods and accessories. Net sales of bedding, blankets and accessories amounted to $66.4 million and $71.9 million in fiscal years 2010 and 2009, respectively. Net sales of bibs, bath and disposable products amounted to $19.7 million and $15.5 million in fiscal years 2010 and 2009, respectively.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expense included in cost of sales amounted to $7.0 million and $6.9 million in 2010 and 2009, respectively.

Provisions for Income Taxes:  The Company’s provisions for income taxes include all currently payable federal, state, local and foreign taxes that are based upon the Company’s taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying consolidated financial statements. Tax years still open to federal or state general examination or other adjustment as of March 28, 2010 include tax years ended April 2, 2006, April 1, 2007, March 30, 2008, March 29, 2009 and March 28, 2010. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

Earnings (Loss) Per Share:  The Company calculates basic earnings (loss) per share by using a weighted average of the number of shares outstanding during the reporting periods. Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase common shares at market value. The net number of shares issued after the exercise proceeds are exhausted represents the potentially dilutive effect of the exercisable options, which are added to basic shares to arrive at diluted shares. Due to the net loss incurred by the Company in fiscal year 2009, diluted shares used in the calculation of the diluted loss per share represented basic shares because the inclusion of the

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

potentially dilutive effect of the 214,000 exercisable stock options would have resulted in anti-dilution. The following table sets forth the computation of basic and diluted net income (loss) per common share for fiscal years 2010 and 2009.

	2010	2009
	(Amounts in thousands, except per share data)

Income (loss) from continuing operations	$4,902	$(17,042)
Loss from discontinued operations	(122)	(44)

Net income (loss)	$4,780	$(17,086)

Weighted average number of common shares outstanding:
Basic	9,193	9,317
Effect of dilutive securities	102	—

Diluted	9,295	9,317

Basic earnings (loss) per common share:
Continuing operations	$0.53	$(1.83)
Discontinued operations	(0.01)	—

Total	$0.52	$(1.83)

Diluted earnings (loss) per common share:
Continuing operations	$0.53	$(1.83)
Discontinued operations	(0.01)	—

Total	$0.52	$(1.83)

Recently-Issued Accounting Standards:  In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (the “FASB ASC”) as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. Under SFAS No. 168, effective for interim and annual periods ending after September 15, 2009, specific references to GAAP must be to the Topics contained within the FASB ASC. SFAS No. 168 was codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, and also provides that rules and interpretive releases of the SEC under the authority of the Securities Act and the Exchange Act are also sources of authoritative GAAP for SEC registrants.

The FASB will now revise GAAP by issuing an Accounting Standards Update (“ASU”) to the FASB ASC. An ASU will not be considered as authoritative in its own right, but will serve only to update the FASB ASC, provide background information about the guidance and provide the basis for conclusion on the change in the FASB ASC. The Company’s adoption on June 29, 2009 of FASB ASC Topic 105 did not impact the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB ASC Topic 820, Fair Value Measurement and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure requirements about fair value measurements. This statement became effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of FASB ASC Topic 820 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company’s adoption on March 29, 2009 of FASB ASC Topic 820 did not materially impact the Company’s consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On January 21, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in FASB ASC Topic 820-10, and generally became effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of ASU No. 2010-06 on December 28, 2009 did not materially impact the Company’s consolidated financial statements.

In February 2007, the FASB issued FASB ASC Topic 825, Financial Instruments. This standard provides companies with an option to report selected financial assets and liabilities at fair value. FASB ASC Topic 825 became effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, on March 31, 2008, the Company adopted the provisions of FASB ASC Topic 825. Upon adoption, the Company did not elect the fair value option for any items within the scope of FASB ASC Topic 825; therefore, the adoption of FASB ASC Topic 825 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB ASC Topic 805-10-65-1, which contains revisions to FASB ASC Topic 805, Business Combinations, and was to be applied prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. FASB ASC Topic 805, as revised, establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. This standard also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The Company’s adoption of FASB ASC Topic 805, as revised, on March 30, 2009 resulted in the application of its provisions to the acquisition of Neat Solutions described in Note 3 below. Relative to this acquisition, the FASB ASC Topic 805 revisions impacted the accompanying consolidated financial statements in that the Company was required to recognize as expense $195,000 of direct costs associated with the acquisition that would have previously been capitalized under the provisions of FASB ASC Topic 805 in effect prior to its revision.

In May 2009, the FASB issued FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 became effective for interim and annual periods ending after June 15, 2009 and was to be applied prospectively. This standard originally required the Company to disclose the date through which subsequent events have been evaluated, which was intended to provide guidance to readers of the Company’s financial statements that the Company has not evaluated subsequent events after that date. However, on February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which became effective upon issuance and which removed the requirement for an SEC registrant to disclose the date through which subsequent events have been evaluated. The Company’s adoption of FASB ASC Topic 855 on March 30, 2009 and the adoption of ASU No. 2010-09 on February 24, 2010 did not impact the Company’s consolidated financial statements.

Note 3 —	Acquisition

On July 2, 2009, Hamco, Inc. (“Hamco”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Neat Solutions, Inc. (“Neat Solutions”), the privately-held developer of the Table Topper® Stay-in-Place Mat®. Hamco paid a purchase price of $4.4 million, net of certain specified liabilities assumed. In accordance with FASB ASC Topic 805, as revised, Hamco also recognized as expense $195,000 of direct costs associated with the acquisition during fiscal year 2010, which was included in marketing and administrative expenses in the accompanying consolidated statements of income.

The acquisition of Neat Solutions resulted in an increase of $3.5 million in net sales of bibs, bath and disposable products for fiscal year 2010. Because the operations of Neat Solutions have been integrated with those of Hamco, and because the assets acquired from Neat Solutions do not exist as a discrete entity within the

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company’s internal corporate structure, it is impracticable to determine the earnings generated by the assets acquired from Neat Solutions since the acquisition date. The Company believes that the pro forma impact of the acquisition is not material.

The fair values of the assets acquired and liabilities assumed were determined by the Company with the assistance of an independent third party. The Company’s allocation of the acquisition cost is as follows (in thousands):

Amount

Tangible assets:
Accounts receivable	$837
Inventory	548
Prepaid expenses	52
Fixed assets	12
Other assets	2

Total tangible assets	1,451

Amortizable intangible assets:
Trademarks	892
Designs	33
Non-compete covenant	241
Customer relationships	1,302

Total amortizable intangible assets	2,468
Goodwill	864

Total acquired assets	4,783
Liabilities assumed — accounts payable	349

Net acquisition cost	$4,434

Note 4 —	Temporary Investments — Restricted

At March 28, 2010, the Company’s restricted temporary investments consisted of a certificate of deposit in the amount of $500,000 with a maturity date of April 9, 2010, which was subsequently extended to June 8, 2010. The certificate of deposit was obtained in connection with the issuance on behalf of the Company of a standby letter of credit in favor of Disney Enterprises, Inc. (“Disney”), a company affiliated with The Walt Disney Company, to guarantee the payment of the Company’s royalty obligations with Disney. The certificate of deposit has been assigned as collateral against an unfunded note payable, which would be funded in the event of a draw by Disney of all or a portion of the standby letter of credit.

Note 5 —	Discontinued Operations

During the first quarter of fiscal year 2008, the operations of Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company, ceased and all employees were terminated. The Company is actively marketing Churchill’s land and building for sale, and a portion of the property was sold in July 2008. The Churchill property is recorded at fair value, less estimated cost to sell, and is classified as assets held for sale in the accompanying consolidated balance sheets. The Company determined that the fair value of the property had fallen below its carrying value as of March 28, 2010 and March 29, 2009. Accordingly, during fiscal years 2010 and 2009, the Company recorded pre-tax impairment charges of $154,000 and $94,000, respectively, which did not result in any cash expenditures, did not have an adverse effect on the Company’s compliance with the covenants under its

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

financing agreement and did not affect the Company’s availability under its revolving line of credit. The operations of Churchill are classified as discontinued operations in the accompanying consolidated statements of income.

The following table sets forth the loss from discontinued operations for fiscal years 2010 and 2009.

	2010	2009
	(Amounts in thousands)

Loss from discontinued operations	$(37)	$(48)
Gain from sale of property	—	67
Impairment charge	(154)	(94)

	(191)	(75)
Income tax benefit	(69)	(31)

Net loss from discontinued operations	$(122)	$(44)

Note 6 —	Goodwill and Other Intangible Assets

Goodwill:  The Company reported goodwill of $22.9 million at March 30, 2008. The Company tests the fair value of the goodwill of its reporting units annually in a two-step approach. The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value. If step one indicates that a potential impairment exists, the second step is performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation. An impairment test must be performed more frequently if an event or change in circumstances occurs that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.

The market capitalization of the Company was below its net book value for most of the second half of fiscal year 2009, which the Company concluded was a triggering event that required the Company to perform an interim impairment test of the goodwill of its reporting units. As a result of step one of this interim impairment test, the Company concluded that the fair values of its two reporting units were below their carrying values, indicating that the goodwill within these reporting units had been impaired. In step two of the interim impairment test, the goodwill of the reporting units was determined to have no implied value. Accordingly, during fiscal year 2009, the Company recorded a pre-tax charge of $22.9 million, which represented the aggregate carrying value of the goodwill of the Company’s reporting units. This impairment charge did not result in any cash expenditures, did not have an adverse effect on the Company’s compliance with the covenants under its financing agreement and did not affect the Company’s cash position, cash flows from operating activities or financial availability under its revolving line of credit.

The Company reported no goodwill at March 30, 2009, and, as a result, the annual test of the fair value of goodwill was not required. The Company reported goodwill of $864,000 at March 28, 2010, which was recorded in connection with the acquisition of Neat Solutions as the excess of the consideration paid over the identifiable tangible and intangible assets acquired, the entirety of which is expected to be amortizable for tax purposes.

Other Intangible Assets:  Other intangible assets as of March 28, 2010 consisted primarily of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities. The carrying amount and accumulated amortization of the Company’s other intangible assets as of March 28, 2010, their estimated useful life

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and amortization expense for the fiscal years ended March 28, 2010 and March 29, 2009 are as follows (in thousands):

		Estimated		Amortization Expense
	Carrying	Useful	Accumulated	Fiscal Year Ended
	Amount	Life	Amortization	March 28, 2010	March 29, 2009

Kimberly Grant Acquisition on December 29, 2006:
Tradename	$466	15 years	$101	$31	$31
Existing designs	36	1 year	36	—	—
Non-compete covenant	98	15 years	21	7	7

Total Kimberly Grant Acquisition	600		158	38	38

Springs Baby Products Acquisition on November 5, 2007:
Licenses & existing designs	1,655	2 years	1,655	483	827
Licenses & future designs	1,847	4 years	1,116	462	462
Non-compete covenant	115	4 years	69	28	29
Customer relationships	3,781	10 years	914	376	378

Total Springs Baby Acquisition	7,398		3,754	1,349	1,696

Neat Solutions Acquisition on July 2, 2009:
Trademarks	892	15 years	45	45	—
Designs	33	4 years	6	6	—
Non-compete covenant	241	5 years	36	36	—
Customer relationships	1,302	16 years	61	61	—

Total Neat Solutions Acquisition	2,468		148	148	—
Internally developed intangible assets	113	10 years	26	9	11

Total other intangible assets	$10,579		$4,086	$1,544	$1,745

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The table below sets forth estimated amortization expense for the following fiscal years (in thousands):

	2011	2012	2013	2014	2015

Kimberly Grant Acquisition:
Tradename	$31	$31	$31	$31	$31
Existing designs	7	7	7	7	7

Total Kimberly Grant Acquisition	38	38	38	38	38

Springs Baby Products Acquisition:
Licenses & future designs	462	269	—	—	—
Non-compete covenant	29	17	—	—	—
Customer relationships	378	378	378	378	378

Total Springs Baby Acquisition	869	664	378	378	378

Neat Solutions Acquisition:
Trademarks	60	60	60	60	60
Designs	8	8	8	3	—
Non-compete covenant	48	48	48	48	13
Customer relationships	81	81	81	81	81

Total Neat Solutions Acquisition	197	197	197	192	154
Internally developed intangible assets	11	11	11	11	11

Total other intangible assets	$1,115	$910	$624	$619	$581

Note 7 —	Inventories

Major classes of inventory were as follows (in thousands):

	March 28, 2010	March 29, 2009

Raw Materials	$66	$30
Finished Goods	10,387	11,721

Total inventory	$10,453	$11,751

Note 8 —	Financing Arrangements

Factoring Agreements:  The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay CIT on the due date, the Company is charged interest at prime less 1.0%, which was 2.25% at March 28, 2010, until payment is received. The Company incurred interest expense of $67,000 and $106,000 in fiscal years 2010 and 2009, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date. CIT bears credit losses with respect to assigned accounts receivable that are within approved credit limits. The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time limit or terminate its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risks for shipments to the customer after the date of such termination or cease shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $619,000 and $352,000 in fiscal years ended March 28, 2010 and March 29, 2009, respectively. There were no advances from the factor at either March 28, 2010 or March 29, 2009.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Notes Payable and Other Credit Facilities:  At March 28, 2010 and March 29, 2009, long term debt of the Company consisted of (in thousands):

	March 28, 2010	March 29, 2009

Revolving line of credit	$1,422	$20,062
Term loan	—	1,667
Non-interest bearing notes	4,000	4,000
Original issue discount	(232)	(494)

	5,190	25,235
Less current maturities	1,952	1,667

	$3,238	$23,568

The Company’s credit facilities at March 28, 2010 include the following:

Revolving Line of Credit under a financing agreement with CIT of up to $26.0 million, including a $1.5 million sub-limit for letters of credit, bearing an interest rate of prime minus 1.00% (2.25% at March 28, 2010) for base rate borrowings or LIBOR plus 2.25% (2.48% at March 28, 2010), maturing on July 11, 2013 and secured by a first lien on all assets of the Company. At March 28, 2010, there was a balance due on the revolving line of credit of $1.4 million, there were no letters of credit outstanding against the $1.5 million sub-limit for letters of credit and the Company had $20.6 million available under the revolving line of credit based on eligible accounts receivable and inventory.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of March 28, 2010.

Subordinated Notes of $4.0 million. The notes do not bear interest and are due in two equal installments of $2.0 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $1.1 million on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes. The remaining unamortized balance of $232,000 is included in the accompanying consolidated balance sheet as of March 28, 2010.

Minimum annual maturities of the Company’s credit facilities are as follows (in thousands):

Fiscal
Year	Revolver	Sub Notes	Total

2011	$—	$2,000	$2,000
2012	—	2,000	2,000
2013	—	—	—
2014	1,422	—	1,422

Total	$1,422	$4,000	$5,422

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 9 —	Income Taxes

The Company’s income taxes for fiscal years 2010 and 2009 are summarized below (in thousands):

	Fiscal Year Ended March 28, 2010
	Current	Deferred	Total

Federal	$2,344	$91	$2,435
State	427	234	661
Other, including foreign	7	—	7

Income tax expense on continuing operations	2,778	325	3,103
Income tax benefit on discontinued operations	(17)	(52)	(69)
Income tax reported in stockholders’ equity related to
stock-based compensation	(89)	—	(89)

Total income tax	$2,672	$273	$2,945

	Fiscal Year Ended March 29, 2009
	Current	Deferred	Total

Federal	$2,667	$(1,769)	$898
State	507	(279)	228
Other, including foreign	7	—	7

Income tax expense (benefit) on continuing operations	3,181	(2,048)	1,133
Income tax expense (benefit) on discontinued operations	15	(46)	(31)
Income tax reported in stockholders’ equity related to
stock-based compensation	—	22	22

Total income tax	$3,196	$(2,072)	$1,124

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 28, 2010 and March 29, 2009 are as follows (in thousands):

	March 28, 2010	March 29, 2009

Deferred tax assets:
Employee benefit accruals	$303	$342
Accounts receivable and inventory reserves	356	579
Deferred rent	55	—
Goodwill	288	367
Other intangible assets	987	686
State net operating loss carryforwards	913	1,104
Stock-based compensation	672	626

Total gross deferred tax assets	3,574	3,704
Less valuation allowance	(913)	(1,104)

Deferred tax assets after valuation allowance	2,661	2,600

Deferred tax liabilities:
Prepaid expenses	(313)	—
Property, plant and equipment	(45)	(24)

Total deferred tax liabilities	(358)	(24)

Net deferred income tax assets	$2,303	$2,576

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of March 28, 2010 and March 29, 2009 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Tax years still open to federal or state general examination or other adjustment as of March 28, 2010 include tax years ended April 2, 2006, April 1, 2007, March 30, 2008, March 29, 2009 and March 28, 2010. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

The Company’s provision for income taxes on continuing operations is based upon an effective tax rate, excluding the effect of the goodwill impairment charge, of 38.8% and 39.4% in fiscal years 2010 and 2009, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes (net of federal tax benefit) in the various states in which the Company operates.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2010 and 2009 (in thousands):

	2010	2009

Tax expense (benefit) at statutory rate (34%)	$2,722	$(5,409)
State income taxes, net of Federal income tax benefit	351	195
Change in deferred taxes due to a change in state tax rate	85	—
Tax credits	(12)	(152)
Nondeductible expenses	10	12
Goodwill impairment	—	6,533
Other	(53)	(46)

Income tax expense on continuing operations	$3,103	$1,133

Note 10 —	Retirement Plans

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Board of Directors (the “Board”) determines the portion, if any, of employee contributions that will be matched by the Company. The Company’s matching contribution to the Plan, net of the utilization of forfeitures was $138,000 and $133,000, respectively, for fiscal years 2010 and 2009. The matching contributions represented an amount equal to 100% of the first 2% of employee contributions and 50% of the next 1% of employee contributions to the Plan.

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

The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these individuals to achieve performance objectives related to the Company’s overall goal of increasing stockholder value. The principal reason for adopting the 2006 Plan is to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees. Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan. The 2006 Plan is administered by the compensation committee of the Board, which selects eligible employees and non-employee directors to participate in the 2006 Plan and determines the type, amount and duration of individual awards. At March 28, 2010, 800,000 shares of the Company’s common stock were available for future issuance under the 2006 Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement to account for stock-based compensation. The Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options. The Company recorded $760,000 and $707,000 of stock-based compensation during 2010 and 2009, respectively. No stock-based compensation costs were capitalized as part of the cost of an asset as of March 28, 2010.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock Options:  The following table represents stock option activity for fiscal year 2010:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding

Outstanding at March 29, 2009	$2.54	819,831
Granted	3.02	170,000
Exercised	(1.03)	(160,499)
Forfeited	(0.53)	(3,500)

Outstanding at March 28, 2010	2.94	825,832

Exercisable at March 28, 2010	2.80	555,832

The total intrinsic value of the stock options exercised during fiscal years 2010 and 2009 was $267,000 and $62,000, respectively. The non-qualified stock options granted during fiscal years 2010 and 2009 were awarded to certain employees, which options vest over a two-year period, assuming continued service. The following table sets forth the assumptions used to determine the fair value of the stock options granted during fiscal years 2010 and 2009, and the resulting grant-date fair value per option.

	Fiscal Year Ended
	March 28, 2010	March 29, 2009

Options issued	170,000	200,000
Grant Date	August 12, 2009	June 10, 2008
Dividend yield	—	—
Expected volatility	50.00%	55.00%
Risk free interest rate	2.70%	3.54%
Expected life in years	5.75	5.75
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$3.02	$3.58
Fair value	$1.49	$1.94

Because the Company’s historical stock option exercise experience did not provide a reasonable basis upon which to estimate the expected life of the stock options granted during each of the fiscal years 2010 and 2009, the Company elected to use the simplified method to estimate the expected life of the stock options granted, as allowed by SEC Staff Accounting Bulletin No. 107 and the continued acceptance of the simplified method indicated in SEC Staff Accounting Bulletin No. 110.

For the fiscal year ended March 28, 2010, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense

2008	$16	$41	$57
2009	48	145	193
2010	22	52	74

Total stock option compensation	$86	$238	$324

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the fiscal year ended March 29, 2009, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense

2007	$23	$71	$94
2008	38	97	135
2009	36	108	144

Total stock option compensation	$97	$276	$373

A summary of stock options outstanding and exercisable at March 28, 2010 is as follows:

		Weighted Avg.	Weighted Avg.		Weighted Avg.
	Number	Remaining	Exercise Price	Number of	Exercise Price
	of Options	Contractual	of Options	Shares	of Options
Range of Exercise Prices	Outstanding	Life in Years	Outstanding	Exercisable	Exercisable

$0.18-$0.71	121,832	2.70	$0.67	121,832	$0.67
$1.06-$1.19	18,000	0.34	$1.11	18,000	$1.11
$3.02	170,000	9.38	$3.02	—	$—
$3.15	206,000	6.27	$3.15	206,000	$3.15
$3.58	200,000	8.21	$3.58	100,000	$3.58
$3.90-$4.08	110,000	6.93	$4.08	110,000	$4.08

	825,832			555,832

As of March 28, 2010, total unrecognized stock-option compensation costs amounted to $231,000, which will be recognized as the underlying stock options vest over a period of up to two years. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has received stock options that are unvested as of such individual’s separation date. The aggregate intrinsic value of outstanding and exercisable options at March 28, 2010 amounted to $516,000 and $443,000, respectively.

Non-vested Stock:  The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of grant. All non-vested stock granted under the 2006 Plan vests based upon continued service.

During the quarter ended October 1, 2006, the Board granted 375,000 shares of non-vested stock to certain employees with a fair value of $3.15 as of the date of the stock grants. These shares have four-year cliff vesting, except as set forth below. The Company recognized $348,000 and $295,000 of compensation expense related to these non-vested stock grants during fiscal years 2010 and 2009, respectively, which was included in marketing and administrative expenses in the accompanying consolidated statements of income. On August 11, 2009, the Board authorized an amendment to the non-vested stock grant that had been awarded in 2006 to E. Randall Chestnut, Chairman, Chief Executive Officer and President of the Company. Under the terms of the amended non-vested stock grant, the vesting of 160,000 of the 320,000 shares awarded to Mr. Chestnut was accelerated from August 25, 2010 to August 12, 2009. The acceleration of the vesting of these shares resulted in the recognition of net additional compensation expense during fiscal year 2010 of $53,000 over that which would have been recognized if the acceleration of the vesting had not occurred.

The Board granted 30,000 shares of non-vested stock to its non-employee directors during each of the quarters ended September 27, 2009 and September 28, 2008 with a fair value of $3.02 and $3.87, respectively, as of the date of the stock grants. These shares vest over a two-year period. No shares of non-vested stock vested during fiscal year 2009, and during fiscal year 2010, the total fair value of non-vested stock that vested amounted to $562,000. With

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

respect to the non-vested stock granted in fiscal year 2010, the Company recognized compensation expense of $30,000 during fiscal year 2010, and with respect to the non-vested stock granted in fiscal year 2009, the Company recognized compensation expense of $58,000 and $39,000 during fiscal years 2010 and 2009, respectively, which was included in marketing and administrative expenses in the accompanying consolidated statements of income.

At March 28, 2010, the amount of unrecognized compensation expense related to non-vested stock grants amounted to $150,000, which will be recognized by monthly charges to earnings over the remaining portion of the vesting period. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that are unvested as of such individual’s separation date.

Note 12 —	Stockholders’ Equity

Dividends:  The stockholders of the Company’s common stock are entitled to receive dividends when and as declared by the Board. The Board did not declare any dividends during the fiscal year ended March 29, 2009, and had not previously paid a dividend since December 26, 1999. On February 9, 2010, the Board declared a quarterly cash dividend on the Company’s common stock of $0.02 per share to stockholders of record at the close of business on March 12, 2010 and payable on April 2, 2010. The dividend payout of $184,000 was within the limitations of the Company’s credit facility, which at the time permitted the Company to declare cash dividends on its common stock of up to $500,000.

Stock Repurchases:  In June 2007, the Board created a capital committee which has, from time to time, adopted a program that would allow the Company to repurchase shares of the Company’s common stock. Pursuant to this program, the Company repurchased 25,000 shares at a cost of $72,000 during the fiscal year ended March 28, 2010 and 116,649 shares at a cost of $422,000 during the fiscal year ended March 29, 2009. There was no share repurchase program in effect as of March 28, 2010.

The Company also acquired treasury shares separate from the foregoing program as follows:

•	Fiscal year 2010: On August 12, 2009, Mr. Chestnut surrendered to the Company 67,920 shares of common stock having a market value of $3.02 per share to satisfy the income tax withholding obligations relating to the vesting of shares of restricted stock. During December 2009, several employees surrendered to the Company 92,054 shares of common stock having a weighted-average market value of $2.68 per share to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options.

•	Fiscal year 2009: In privately-negotiated transactions, the Company repurchased shares of its common stock as follows:

•	100,000 shares at a purchase price, including broker fees, of $2.68 per share on October 14, 2008, and

•	109,755 shares at a purchase price, including broker fees, of $2.69 per share on November 3, 2008.

Note 13 —	Subsequent Events

Except as set forth below, the Company has determined that there are no subsequent events that require disclosure pursuant to FASB ASC Topic 855, as revised.

Acquisition:  On May 27, 2010, Hamco paid $1.8 million to The Procter & Gamble Company (“P&G”) to acquire certain intellectual property related to P&G’s line of Bibsters® disposable infant bibs. In a separate but related transaction, Hamco also acquired the inventory associated with the Bibsters® product line from the exclusive licensee of Bibsters® for P&G, whose license was terminated to coincide with the closing.

The Company was unable to complete the initial accounting for the acquisition prior to the issuance of the accompanying consolidated financial statements, and the Company could not provide an estimate of the financial impact of the acquisition. Upon the completion of the initial accounting for the acquisition, the Company will

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

determine the fair values of the assets acquired and intends to record the appropriate allocation of the acquisition cost in the quarter ending June 27, 2010.

Note 14 —	Major Customers

The table below indicates customers representing more than 10% of sales.

	Fiscal Year
	2010	2009

Wal-Mart Stores, Inc.	43%	47%
Toys R Us	21%	21%
Target Corporation	*	10%

*	Amount represented less than 10% of the Company’s gross sales for this fiscal year.

Note 15 —	Commitments and Contingencies

Total rent expense was $1.8 million for each of the years ended March 28, 2010 and March 29, 2009. The Company’s commitments as of March 28, 2010, primarily for minimum guaranteed rental payments, are $1.5 million, $1.2 million, $1.0 million, $0.9 million and $0.2 million for fiscal years 2011, 2012, 2013, 2014 and 2015, respectively.

Total royalty expense was $7.0 million and $6.9 million for the fiscal years 2010 and 2009, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of March 28, 2010 is $5.0 million, including $3.2 million and $1.6 million for fiscal years 2011 and 2012, respectively.

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

Note 16 —	Current Economic Conditions

Although a moderately-paced recovery began during fiscal year 2010, current economic conditions, including continued high unemployment, a declining birth rate, sluggish personal income gains and tight credit are still dampening consumer spending, which has raised the possibility of an extension of the global recession. These conditions could adversely impact the Company’s business by resulting in reduced demand for the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories and increased pressure on the prices of the Company’s products. Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, the factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of the factor doing so may increase as a result of current economic conditions. Such an action by the factor would result in the loss of future sales to the affected customer.