Form 10-Q
period 2010-06-27
CROWN CRAFTS INC
filed 2010-08-11
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.01 par value, of the registrant outstanding as of July 30, 2010 was 9,603,726.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 27, 2010 and March 28, 2010

	June 27, 2010
	(Unaudited)	March 28, 2010
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$918	$75
Accounts receivable (net of allowances of $1,015 at June 27, 2010 and $1,238 at March 28, 2010):
Due from factor	12,890	17,633
Other	252	388
Inventories	16,717	10,453
Prepaid expenses	1,439	1,625
Temporary investments — restricted	—	505
Assets held for sale	396	396
Deferred income taxes	460	399

Total current assets	33,072	31,474
Property, plant and equipment — at cost:
Vehicles	58	58
Land, buildings and improvements	215	212
Machinery and equipment	2,568	2,537
Furniture and fixtures	764	764

	3,605	3,571
Less accumulated depreciation	3,064	3,020

Property, plant and equipment — net	541	551
Intangible assets — at cost:
Goodwill	1,154	864
Customer relationships	5,411	5,083
Other intangible assets	6,686	5,496

	13,251	11,443
Less accumulated amortization	4,375	4,086

Intangible assets — net	8,876	7,357
Other assets:
Deferred income taxes	1,943	1,904
Other	107	106

Total other assets	2,050	2,010

Total Assets	$44,539	$41,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,526	$5,563
Accrued wages and benefits	1,158	838
Accrued royalties	1,208	1,051
Income taxes currently payable	430	1,048
Other accrued liabilities	177	205
Current maturities of long-term debt	1,988	1,952

Total current liabilities	14,487	10,657
Non-current liabilities:
Long-term debt	1,849	3,238

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock — $0.01 par value per share; Authorized 1,000,000 shares; No shares issued at June 27, 2010 and March 28, 2010	—	—
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,719,272 shares at June 27, 2010 and 10,288,940 shares at March 28, 2010	107	103
Additional paid-in capital	41,335	41,007
Treasury stock — at cost - 1,116,582 shares at June 27, 2010 and 1,074,025 shares at March 28, 2010	(3,747)	(3,580)
Accumulated deficit	(9,492)	(10,033)

Total shareholders’ equity	28,203	27,497

Total Liabilities and Shareholders’ Equity	$44,539	$41,392

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three-Month Periods Ended June 27, 2010 and June 28, 2009

	Three-Month Periods Ended
	June 27, 2010	June 28, 2009
	(amounts in thousands,
	except per share amounts)

Net sales	$17,167	$17,735
Cost of products sold	12,876	13,760

Gross profit	4,291	3,975
Marketing and administrative expenses	3,015	2,886

Income from operations	1,276	1,089
Other income (expense):
Interest and amortization of debt discount and expense	(97)	(196)
Other — net	7	6

Income before income tax expense	1,186	899
Income tax expense	455	340

Income from continuing operations	731	559
Loss from discontinued operations — net of income taxes	(5)	(21)

Net income	$726	$538

Weighted average shares outstanding — basic	9,246	9,209

Weighted average shares outstanding — diluted	9,349	9,379

Basic earnings per share:
Income from continuing operations	$0.08	$0.06
Loss from discontinued operations — net of income taxes	—	—

Total basic earnings per share	$0.08	$0.06

Diluted earnings per share:
Income from continuing operations	$0.08	$0.06
Loss from discontinued operations — net of income taxes	—	—

Total diluted earnings per share	$0.08	$0.06

Cash dividends declared per share	$0.02	$—

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-Month Periods Ended June 27, 2010 and June 28, 2009

	Three-Month Periods Ended
	June 27, 2010	June 28, 2009
	(amounts in thousands)
Operating activities:
Net income	$726	$538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	64	73
Amortization of intangibles	289	434
Deferred income taxes	(100)	(221)
Gain on sale of property, plant and equipment	(2)	—
Accretion of interest expense to original issue discount	69	64
Stock-based compensation	163	178
Changes in assets and liabilities:
Accounts receivable	4,879	5,415
Inventories	(5,992)	(4,538)
Prepaid expenses	186	228
Other assets	(9)	—
Accounts payable	3,962	2,198
Accrued liabilities	(169)	373

Net cash provided by operating activities	4,066	4,742

Investing activities:
Capital expenditures	(54)	(69)
Maturity (purchase) of temporary investments	505	(500)
Proceeds from disposition of assets	2	—
Payment to acquire the Bibsters product line	(2,072)	—

Net cash used in investing activities	(1,619)	(569)

Financing activities:
Payments on long-term debt	—	(625)
Repayments under revolving line of credit, net	(1,422)	(3,914)
Purchase of treasury stock	(167)	—
Issuance of common stock	65	—
Excess tax benefit from stock-based compensation	104	—
Dividends paid	(184)	—

Net cash used in financing activities	(1,604)	(4,539)

Net increase (decrease) in cash and cash equivalents	843	(366)
Cash and cash equivalents at beginning of period	75	15,249

Cash and cash equivalents at end of period	$918	$14,883

Supplemental cash flow information:
Income taxes paid	$1,065	$758
Interest paid, net of interest received	33	127

Noncash financing activity:
Dividends declared but unpaid	(185)	—
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE-MONTH PERIODS ENDED JUNE 27, 2010 AND JUNE 28, 2009
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 27, 2010 and the results of its operations and cash flows for the period presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended June 27, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending April 3, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended March 28, 2010.
Fiscal Year: The Company’s fiscal year ends on the Sunday nearest March 31. References herein to “fiscal year 2011” represent the 53-week period ending April 3, 2011, references herein to “fiscal year 2010” represent the 52-week period ended March 28, 2010 and references herein to “fiscal year 2009” represent the 52-week period ended March 29, 2009.
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
Cash and Cash Equivalents: The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company’s credit facilities include a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc., a subsidiary of CIT Group, Inc. (“CIT”). The Company classifies a negative balance outstanding under this revolving line of credit as cash, as these amounts are legally owed to the Company and immediately available to be drawn upon by the Company.
Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:
•	Cash and cash equivalents, accounts receivable and accounts payable — For those short-term instruments, the carrying value is a reasonable estimate of fair value.

•	Long-term debt — The carrying value of the Company’s long-term debt approximates fair value because interest rates under the Company’s borrowings are variable, based on prevailing market rates.
Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Total royalty expense included in cost of sales amounted to $1.3 million and $1.4 million for the three-month periods ended June 27, 2010 and June 28, 2009, respectively.
Segment and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, infant bibs and related soft goods. Net sales of bedding, blankets and accessories amounted to $12.5 million and $14.6 million for the three-month periods ended June 27, 2010 and June 28, 2009, respectively. Net sales of bibs, bath and disposable products amounted to $4.6 million and $3.2 million for the three-month periods ended June 27, 2010 and June 28, 2009, respectively.

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
Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as advertising and warehouse allowances and volume rebates. These deductions are recorded throughout the year commensurate with sales activity. Funding of the majority of the Company’s allowances occurs on a per-invoice basis. The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, markdowns and warehouse and other allowances. All such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities. When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of customer-initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity.
To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company must make estimates of the uncollectibility of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms to evaluate the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at June 27, 2010 totaled $13.1 million, net of allowances of $1.0 million. Of this amount, $12.9 million is due from CIT under the factoring agreements, which amount represents the maximum amount of loss that the Company could incur under the factoring agreements if CIT failed completely to perform its obligations thereunder.
Inventory Valuation: The preparation of the Company’s financial statements requires careful determination of the appropriate dollar amount of the Company’s inventory balances. Such amount is presented as a current asset in the accompanying consolidated balance sheets and is a direct determinant of cost of goods sold in the accompanying consolidated statements of income and, therefore, has a significant impact on the amount of net income in the accounting periods reported. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to acquire inventory, bring it to a condition suitable for sale, and store it until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method, which assumes that inventory quantities are sold in the order in which they are acquired. The determination of the indirect charges and their allocation to the Company’s finished goods inventories is complex and requires significant management judgment and estimates. If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company’s inventories, the amount and timing of the Company’s cost of goods sold and the resulting net income for any accounting period
On a periodic basis, management reviews the Company’s inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the normal operating cycle of the Company’s operations. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of goods sold in the Company’s consolidated statements of income. Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company’s financial position and results of operations.

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
The Company tests the fair value of the goodwill of its reporting units annually as of the first day of the Company’s fiscal year. An additional interim impairment test is performed during the year whenever an event or change in circumstances occurs that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value. The annual or interim impairment test is performed in a two-step approach. The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value. If step one indicates that a potential impairment exists, then the second step is performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying consolidated financial statements. Tax years still open to federal or state general examination or other adjustment as of June 27, 2010 include tax years ended April 1, 2007, March 30, 2008, March 29, 2009 and March 28, 2010, as well as the tax year ended April 2, 2006 for several states. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.
Earnings Per Share: The Company calculates basic earnings per share by using a weighted average of the number of shares outstanding during the reporting periods. Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase shares at market value. The net number of shares issued after the exercise proceeds are exhausted represents the potentially dilutive effect of the options, which are added to basic shares to arrive at diluted shares.

The following table sets forth the computation of basic and diluted net income per common share for the three-month periods ended June 27, 2010 and June 28, 2009.

	Three-Month Periods Ended
	June 27, 2010	June 28, 2009
	(Amounts in thousands, except per share data)

Income from continuing operations	$731	$559
Loss from discontinued operations	(5)	(21)

Net income	$726	$538

Weighted average number of common shares outstanding:
Basic	9,246	9,209
Effect of dilutive securities	103	170

Diluted	9,349	9,379

Basic earnings per common share:
Continuing operations	$0.08	$0.06
Discontinued operations	—	—

Total	$0.08	$0.06

Diluted earnings per common share:
Continuing operations	$0.08	$0.06
Discontinued operations	—	—

Total	$0.08	$0.06

Recently Issued Accounting Standards: In June 2009, the FASB issued Statement of Financial Accounting Standards Number 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which established the FASB Accounting Standards Codification (the “FASB ASC”) as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 also provides that rules and interpretive releases of the SEC under authority of U.S. securities laws are also sources of authoritative GAAP for SEC registrants. Under SFAS No. 168, which became effective for interim and annual periods ending after September 15, 2009, specific citations of GAAP must be to Topics contained within the FASB ASC. SFAS No. 168 became FASB ASC Topic 105, Generally Accepted Accounting Principles.
Under FASB ASC Topic 105-10-05-5, the FASB revises GAAP by issuing an Accounting Standards Update (“ASU”) to the FASB ASC. An ASU is not considered as authoritative in its own right, but serves only to update the FASB ASC, provide background information and provide the basis for conclusion on the change in the FASB ASC. The Company’s adoption on June 29, 2009 of FASB ASC Topic 105 did not impact the Company’s consolidated financial statements.
In September 2006, the FASB issued FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure requirements about fair value measurements. This topic became effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of FASB ASC Topic 820 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company’s adoption of FASB ASC Topic 820 on March 29, 2009 did not materially impact the Company’s consolidated financial statements.
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

In December 2007, the FASB issued FASB ASC Topic 805-10-65-1, which contains revisions to FASB ASC Topic 805, Business Combinations, and which was to be applied prospectively to business combinations for which the acquisition date was on or after annual reporting periods beginning on or after December 15, 2008, and interim periods within those annual reporting periods. Early adoption was prohibited. FASB ASC Topic 805, as revised, establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This Topic also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The Company’s adoption of FASB ASC Topic 805, as revised, on March 30, 2009 resulted in the application of its provisions to the acquisitions of Neat Solutions and Bibsters® described in Note 4 below. Relative to these acquisitions, the FASB ASC Topic 805 revisions impacted the consolidated financial statements in that the Company was required to recognize the following amounts as expense:
•	$195,000 of direct costs associated with the acquisition of Neat Solutions during fiscal year 2010, $44,000 of which were recognized during the three-month period ended June 28, 2009, and

•	$60,000 of direct costs associated with the acquisition of Bibsters® during the three-months ended June 27, 2010.
The direct costs associated with these acquisitions would have previously been capitalized under FASB ASC Topic 805 prior to its revision.
In May 2009, the FASB issued FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 became effective for financial statements issued for interim and annual periods ending after June 15, 2009 and was to be applied prospectively. This standard originally required the Company to disclose the date through which subsequent events have been evaluated, which was intended to provide guidance to readers of the Company’s financial statements that the Company has not evaluated subsequent events after that date. However, the FASB on February 24, 2010 issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which became effective upon issuance and which removed the requirement for an SEC registrant to disclose the date through which subsequent events have been evaluated. The Company’s adoption of FASB ASC Topic 855 on March 30, 2009 and the adoption of ASU No. 2010-09 on February 24, 2010 did not impact the Company’s consolidated financial statements.
On October 7, 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This ASU addresses the accounting for companies that provide for revenue arrangements to its customers that contain components of both the sale of a product and the sale of a service in a single contractually binding agreement. The ASU will become effective prospectively for such revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not typically enter into these types of revenue arrangements, and therefore does not anticipate that the adoption by the Company of ASU No. 2009-13 on April 4, 2011 will materially impact its consolidated financial statements.
On July 21, 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist readers of the Company’s financial statements in assessing the Company’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company’s disclosures to be required as of the end of a reporting period, this ASU will become effective as of the end of the first interim or annual reporting period ending or after December 15, 2010. For the Company’s disclosures to be required about activity that occurs during a reporting period, this ASU will become effective for interim or annual reporting periods beginning on or after December 15, 2010. Because the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, and further because CIT bears the risk of credit loss with respect to trade accounts receivable assigned to them, the Company does not anticipate that the adoption by the Company of ASU No. 2010-20 on December 26, 2010 will materially impact its consolidated financial statements.
Note 2 — Discontinued Operations
During the first quarter of fiscal year 2008, the operations of Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company, ceased and all employees were terminated. The Company is actively marketing Churchill’s land and building for sale. The Churchill property is recorded at fair value, less cost to sell, and is classified as assets held for sale in the accompanying consolidated balance sheets. The operations of Churchill are classified as discontinued operations in the accompanying consolidated statements of income.

Note 3 — Subsequent Events
Except as set forth below, the Company has determined that there are no subsequent events that require disclosure pursuant to FASB ASC Topic 855, as revised.
As described in more detail in Note 5 below, as of July 29, 2010 the Company amended the non-vested stock awards that had been granted to certain employees on June 23, 2010. The stock grants, as amended, now require as a condition to vesting a five-year period of continuous service after July 29, 2010 in addition to the achievement of certain events related to the closing price of the Company’s common stock. The amendment of the stock grants allows for a period of expense recognition for the compensation associated with these grants that will be longer than the period of expense recognition that would have been required under the original grants, which had not required the five-year period of continuous service as a condition to vesting.
Note 4 — Acquisitions
Neat Solutions: On July 2, 2009, Hamco, Inc. (“Hamco”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Neat Solutions, Inc. (“Neat Solutions”), the privately-held developer of the Table Topper® Stay-in-Place Mat® (the “Neat Solutions Acquisition”). Hamco paid a purchase price of $4.4 million, net of certain specified liabilities assumed. In accordance with FASB ASC Topic 805, as revised, Hamco also recognized as expense $195,000 of direct costs associated with the acquisition, which were included in marketing and administrative expenses in interim reporting periods during the fiscal year ended March 28, 2010, $44,000 of which were recognized during the three-month period ended June 28, 2009.
The Neat Solutions Acquisition resulted in an increase of $1.2 million in net sales of bibs, bath and disposable products for the three-month period ended June 27, 2010. Because the operations of Neat Solutions have been integrated with those of Hamco, and because the assets acquired from Neat Solutions do not exist as a discrete entity within the Company’s internal corporate structure, it is impracticable to determine the earnings generated by the assets acquired from Neat Solutions since the acquisition date. The Company believes that the pro forma impact of the acquisition is not material.
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

Bibsters®: On May 27, 2010, Hamco paid $1.8 million to The Procter & Gamble Company (“P&G”) to acquire certain intellectual property related to P&G’s line of Bibsters® disposable infant bibs. In a separate but related transaction, Hamco also acquired the inventory associated with the Bibsters® product line from the exclusive licensee of Bibsters® for P&G, whose license was terminated to coincide with the closing (collectively, the two transactions represent the “Bibsters® Acquisition”). In accordance with FASB ASC Topic 805, as revised, Hamco also recognized as expense $60,000 of direct costs associated with the acquisition, which were included in marketing and administrative expenses during the three-month period ended June 27, 2010.
The Bibsters® Acquisition resulted in an increase of $234,000 in net sales of bibs, bath and disposable products for the three-month period ended June 27, 2010. Because the operations of the Bibsters® product line have been integrated with Hamco, and because the assets acquired do not exist as a discrete entity within the Company’s internal corporate structure, it is impracticable to determine the earnings generated by the assets acquired from the Bibsters® product line since the acquisition date. The Company believes that the pro forma impact of the acquisition is not material.
The fair values of the assets acquired were determined by the Company with the assistance of an independent third party. The Company’s allocation of the acquisition cost is as follows (in thousands):

Amount
Amortizable intangible assets:
Trademarks	$629
Patents	553
Customer relationships	328

Total amortizable intangible assets	1,510
Goodwill	290

Total intangible assets	1,800
Tangible assets — inventory	272

Total acquisition cost	$2,072

Note 5 — Stock-based Compensation
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
The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these persons to achieve performance objectives related to the Company’s overall goal of increasing stockholder value. The principal reason for adopting the 2006 Plan was to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees. Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan. The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Board”), which selects eligible employees and non-employee directors to participate in the 2006 Plan and determines the type, amount and duration of individual awards. At June 27, 2010, 349,000 shares of the Company’s common stock were available for future issuance under the 2006 Plan.
Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $163,000 and $178,000 of stock-based compensation expense during the three-month periods ended June 27, 2010 and June 28, 2009, respectively. The Company records the compensation expense associated with stock-based awards to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of June 27, 2010.

Stock Options: The following table represents stock option activity for the three-month period ended June 27, 2010:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding
Outstanding at March 28, 2010	$2.94	825,832
Granted	4.23	110,000
Exercised	(0.77)	(85,332)
Forfeited	(3.62)	(4,000)

Outstanding at June 27, 2010	3.32	846,500

Exercisable at June 27, 2010	3.24	566,500

The total intrinsic value of the stock options exercised during the three-month period ended June 27, 2010 was $271,000. The intrinsic value of outstanding and exercisable stock options at June 27, 2010 amounted to $793,000 and $579,000, respectively.
To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the three-month period ended June 27, 2010, which options vest over a two-year period, assuming continued service.

Options issued	110,000
Grant Date	June 23, 2010
Dividend yield	1.89%
Expected volatility	55.00%
Risk free interest rate	2.17%
Expected life in years	5.75
Forfeiture rate	5.00%
Exercise price (grant-date closing price)	$4.23
Fair value	$1.88
For the three-month periods ended June 27, 2010 and June 28, 2009, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month Periods Ended
	June 27, 2010			June 28, 2009
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2008	$—	$—	$—	$9	$22	$31
2009	13	38	51	15	44	59
2010	8	21	29	—	—	—
2011	—	1	1	—	—	—

Total stock option compensation	$21	$60	$81	$24	$66	$90

As of June 27, 2010, total unrecognized stock option compensation expense amounted to $356,000, which will be recognized as the underlying stock options vest over a period of up to two years. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.
Non-vested Stock: During the quarter ended October 1, 2006, the Board granted 375,000 shares of non-vested stock to certain employees with a fair value of $3.15 per share, which was the closing price of the Company’s common stock on the date of the grant. These shares have four-year cliff vesting, assuming continued service, except as set forth below. The Company recognized $42,000 and $74,000 of compensation expense related to these non-vested stock grants during the quarters ended June 27, 2010 and June 28, 2009, respectively, which was included in marketing and administrative expenses in the accompanying consolidated statements of income. On August 11, 2009, the Company amended the non-vested stock grant that had been awarded in 2006 to E. Randall Chestnut, Chairman, Chief Executive Officer and President of the Company. Under the terms of the amended non-vested stock grant, the vesting of 160,000 of the 320,000 shares awarded to Mr. Chestnut was accelerated from August 25, 2010 to August 12, 2009. The acceleration of the vesting of these shares resulted in the recognition of compensation expense during the three-month period ended June 27, 2010 of $32,000 under that which would have been recognized if the acceleration of the vesting had not occurred.

The Board granted 30,000 shares of non-vested stock to its non-employee directors during each of the quarters ended September 27, 2009 and September 28, 2008 with a fair value of $3.02 and $3.87, respectively, which were the closing prices of the Company’s common stock on the date of each of the grants. These shares vest over a two-year period, assuming continued service, except as set forth below. With respect to the non-vested stock granted in fiscal year 2010, the Company recognized compensation expense of $25,000 during the three-months ended June 27, 2010, and with respect to the non-vested stock granted in fiscal year 2009, the Company recognized compensation expense of $15,000 and $14,000 during the quarters ended June 27, 2010 and June 28, 2009, respectively, which was included in marketing and administrative expenses in the accompanying consolidated statements of income.
On May 27, 2010, to induce Sidney Kirschner to resign from the Board, the Company amended the portion of these stock grants that had been awarded to Mr. Kirschner. Under the terms of Mr. Kirschner’s amended stock grants, the vesting of 2,500 of the 5,000 shares awarded in 2008 and all 5,000 of the shares awarded in 2009 was accelerated to May 27, 2010. The total fair value of Mr. Kirschner’s shares that vested on May 27, 2010 amounted to $30,000. No other shares of non-vested stock vested during either of the three-month periods ended June 27, 2010 or June 28, 2009. The acceleration of the vesting of these shares resulted in the recognition of net additional compensation expense during the three-month period ended June 27, 2010 of $14,000 over that which would have been recognized if the acceleration of the vesting had not occurred.
The Board awarded 345,000 shares of non-vested stock to certain employees as of June 23, 2010 (the “Grant Date”) in a series of grants which will vest only if the closing price of the Company’s common stock is at or above certain target levels for any ten trading days out of any period of 30 consecutive trading days (the “Market Condition”), assuming continued service through the date the Market Condition is achieved.
As of July 29, 2010 (the “Modification Date”), the Company amended these non-vested stock grants to require as a condition to vesting a five-year period of continuous service after the Modification Date in addition to the achievement of the Market Condition. The amendment of these non-vested stock grants will be accounted for as a modification. As such, the initial aggregate Grant Date fair value and the incremental cost resulting from the modification, if any, will be recognized as compensation expense over the vesting term of the modified awards. The Company, with the assistance of an independent third party, has determined that the aggregate Grant Date fair value of the original awards amounted to $1.2 million, and has further determined that there is no incremental cost resulting from the modification. Therefore, the aggregate Grant Date fair value of $1.2 million will be recognized as compensation expense over a period beginning on the Grant Date and ending on the fifth anniversary of the Modification Date.
As of June 27, 2010, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $1.3 million, which will be recognized over the respective vesting terms associated with each block of grants as indicated above. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.
Note 6 — Inventories
Major classes of inventory were as follows (in thousands):

	June 27, 2010	March 28, 2010
Raw Materials	$52	$66
Finished Goods	16,665	10,387

Total inventory	$16,717	$10,453

Note 7 — Financing Arrangements
Factoring Agreement: The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay CIT on the due date, then the Company is charged interest at prime less 1.0%, which was 2.25% at June 27, 2010, until payment is received. The Company incurred interest expense of $17,000 and $16,000 for the three-month periods ended June 27, 2010 and June 28, 2009, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date. CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of income, were $134,000 and $129,000 for the three-month periods ended June 27, 2010 and June 28, 2009, respectively. There were no advances from the factor at either June 27, 2010 or June 28, 2009.
Notes Payable and Other Credit Facilities: At June 27, 2010 and March 28, 2010, long-term debt of the Company consisted of (in thousands):

	June 27, 2010	March 28, 2010
Revolving line of credit	$—	$1,422
Non-interest bearing notes	4,000	4,000
Original issue discount	(163)	(232)

	3,837	5,190
Less current maturities	1,988	1,952

	$1,849	$3,238

The Company’s credit facilities at June 27, 2010 consisted of the following:
Revolving Line of Credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 1.00% (2.25% at June 27, 2010) for base rate borrowings or LIBOR plus 2.25% (2.60% at June 27, 2010), maturing on July 11, 2013 and secured by a first lien on all assets of the Company. Also under the financing agreement, a monthly fee is assessed based on 0.15% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit. This unused line fee amounted to $10,000 and $3,000 for the quarters ended June 27, 2010 and June 28, 2009, respectively. At June 27, 2010, there was no balance due on the revolving line of credit, there was a $500,000 letter of credit outstanding and the Company had $20.9 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.
The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of June 27, 2010.
Subordinated Notes of $4.0 million. The notes do not bear interest and are due in two installments of $2.0 million each, the first of which is payable on July 11, 2010, and the second of which is payable on July 11, 2011. The original issue discount of $163,000 on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes.
Minimum annual maturities as of June 27, 2010 are as follows (in thousands):

Fiscal
Year	Sub Notes
2011	$2,000
2012	2,000
2013	—
2014	—

Total	$4,000

Note 8 — Goodwill, Customer Relationships and Other Intangible Assets
Goodwill: The Company reported goodwill of $864,000 at March 28, 2010. The Company tests the fair value of the goodwill of its reporting units annually as of the first day of the Company’s fiscal year. An additional interim impairment test is performed during the year whenever an event or change in circumstances occurs that suggests that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value. The annual or interim impairment test is performed in a two-step approach. The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value. If step one indicates that a potential impairment exists, then the second step is performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation.
The Company has performed the annual impairment test of the fair value of the goodwill of its reporting units as of March 29, 2010, and has concluded that the fair value of the goodwill of the Company’s reporting units exceeded their carrying values as of that date. During the three-month period ended June 27, 2010, the Company recorded goodwill of $290,000 in connection with the Bibsters® Acquisition as the excess of the consideration paid over the fair value of the identifiable tangible and intangible assets acquired, the entirety of which is expected to be amortizable for tax purposes.
Customer Relationships and Other Intangible Assets: Other intangible assets at June 27, 2010 consisted primarily of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities. The carrying amount and accumulated amortization of the Company’s other intangible assets as of June 27, 2010, their estimated useful life and amortization expense for each of the three-month periods ended June 27, 2010 and June 28, 2009 are as follows (dollar amounts in thousands):

		Estimated		Amortization Expense
	Carrying	Useful	Accumulated	Three-month periods ended
	Amount	Life	Amortization	June 27, 2010	June 28, 2009
Kimberly Grant Acquisition on December 29, 2006:
Tradename	$466	15 years	$109	$8	$8
Existing designs	36	1 year	36	—	—
Non-compete covenant	98	15 years	23	2	1

Total Kimberly Grant Acquisition	600	14 years*	168	10	9

Springs Baby Products Acquisition on November 5, 2007:
Licenses & existing designs	1,655	2 years	1,655	—	207
Licenses & future designs	1,847	4 years	1,231	115	115
Non-compete covenant	115	4 years	76	7	7
Customer relationships	3,781	10 years	1,009	95	95

Total Springs Baby Acquisition	7,398	7 years*	3,971	217	424

Neat Solutions Acquisition on July 2, 2009:
Trademarks	892	15 years	60	15	—
Designs	33	4 years	8	2	—
Non-compete covenant	241	5 years	48	12	—
Customer relationships	1,302	16 years	81	20	—

Total Neat Solutions Acquisition	2,468	14 years*	197	49	—

Bibsters® Acquistion on May 27, 2010:
Trademarks	629	15 years	4	4	—
Patents	553	10 years	5	5	—
Customer relationships	328	14 years	2	2	—

Total Bibsters® Acquistion	1,510	13 years*	11	11	—
Internally developed intangible assets	121	10 years	28	2	1

Total other intangible assets	$12,097		$4,375	$289	$434

*Weighted-Average

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company operates indirectly through its subsidiaries, Crown Crafts Infant Products, Inc. and Hamco, in the infant and toddler products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding, bibs, disposable products, soft goods and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts, wholesale clubs and catalog retailers. The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.
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
RESULTS OF OPERATIONS
The following table contains results of operations for the three-month periods ended June 27, 2010 and June 28, 2009 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended
	June 27, 2010	June 28, 2009	Change	Change
Net sales by category
Bedding, blankets and accessories	$12,547	$14,573	$(2,026)	-13.9%
Bibs, bath and disposable products	4,620	3,162	1,458	46.1%
Total net sales	17,167	17,735	(568)	-3.2%
Cost of products sold	12,876	13,760	(884)	-6.4%
Gross profit	4,291	3,975	316	7.9%
% of net sales	25.0%	22.4%
Marketing and administrative expenses	3,015	2,886	129	4.5%
% of net sales	17.6%	16.3%
Interest expense	97	196	(99)	-50.5%
Other income	7	6	1	16.7%
Income tax expense	455	340	115	33.8%
Income from continuing operations after taxes	731	559	172	30.8%
Discontinued operations — net of taxes	(5)	(21)	16	-76.2%
Net income	726	538	188	34.9%
% of net sales	4.2%	3.0%

Net Sales: Sales of bedding, blankets and accessories decreased for the three-month period of fiscal year 2011 as compared to the same period in fiscal year 2010. Sales decreased by $4.9 million due to discontinued programs and lower replenishment orders. These decreases were offset by $2.9 million in shipments of new bedding and blanket programs.
Sales of bib, bath and disposable products increased for the three-month period of fiscal year 2011 as compared to the same period in fiscal year 2010. Sales increased by $1.4 million due in the aggregate due to the Neat Solutions Acquisition and the Bibsters® Acquisition. Sales also increased by $1.0 million due to sales of new designs and promotions. Offsetting these increases were decreases of $959,000 related to programs that were discontinued and lower replenishment orders.
Gross Profit: Gross profit increased in amount and as a percentage of net sales for the quarterly period of fiscal year 2011 as compared to the same period of fiscal year 2010. The increase in gross profit is due to decreased amortization costs of $207,000 associated with the Springs Global acquisition and a shift in the product mix toward more sales of disposable products, which have generally higher margins.
Marketing and Administrative Expenses: Marketing and administrative expenses for the three-month period of fiscal year 2011 increased as compared to the same period of fiscal year 2010. In the current year, the Company incurred costs of $81,000 associated with the Company’s proxy contest that were not incurred in the prior year. The Company also incurred increased advertising costs of $48,000 in the current year and incurred amortization costs of $48,000 in the current year that were associated with the Neat Solutions Acquisition and the Bibsters® Acquisition. These increases were offset by decreased accounting costs of $56,000 in the current year as compared to the prior year.
Interest Expense: The decrease in interest expense for the three-month period of fiscal year 2011 as compared to the same period in fiscal year 2010 is due to lower balances on the Company’s revolving line of credit and term loan.
Management does not believe that inflation has had a material effect on the Company’s operations. The Company has traditionally attempted to increase its prices to offset inflation. There is no assurance, however, that the Company will be able to adequately increase its prices in response to inflation.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $4.1 million for the three-month period ended June 27, 2010, compared to $4.7 million for the three-month period ended June 28, 2009. The decrease in cash provided by operating activities in the current year was due to a higher increase in inventory balances, a lower reduction of accounts receivable balances and changes in accrued liability balances, offset by a higher increase in accounts payable balances. Net cash used in investing activities was $1.6 million in the current year compared to $569,000 in the prior year. Cash used in investing activities in the current year amounted to $2.1 million associated with the Bibsters® Acquisition, offset by proceeds of $505,000 from the maturity of a certificate of deposit purchased in the prior year in connection with the issuance on behalf of the Company of a standby letter of credit to guarantee the payment of certain of the Company’s royalty obligations. Net cash used in financing activities in the current year was $1.6 million compared to $4.5 million in the prior year. The decrease in net cash used in financing activities in the current year was primarily due to lower net repayments on the Company’s revolving line of credit.
Total debt outstanding under the Company’s credit facilities before the reduction for the original issue discount on the non-interest bearing notes decreased from $21.2 million at June 28, 2009 to $4.0 million at June 27, 2010. The decrease is due primarily to net repayments on the revolving line of credit, the largest portion of which came from a reduction of the Company’s cash reserves in December 2009, which were $14.9 million at June 28, 2009. The Company had built up its cash reserves in the prior year by drawing upon its revolving line of credit in order to preserve the Company’s ability to meet its working capital needs in the event that the Company’s primary lender should suffer an adverse liquidity event that would jeopardize the Company’s ability to draw upon its revolving line of credit. The Company on June 27, 2010 had $918,000 in cash, there was a $500,000 letter of credit outstanding and the Company had $20.9 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

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
To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements. CIT approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay CIT on the due date, the Company is charged interest on the unpaid balance at prime less 1.0%, which was 2.25% at June 27, 2010, until payment is received. The Company incurred interest expense of $17,000 and $16,000 for the three-month periods ended June 27, 2010 and June 28, 2009, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date. CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears the responsibility for adjustments related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.
FORWARD-LOOKING INFORMATION
This report contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the SEC for additional factors that may impact the Company’s results of operations and financial condition. The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in the Company’s explanations, whether as a result of new information, future events or otherwise.
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
During the three-month period ended June 27, 2010, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in the Company’s annual report on Form 10-K for the year ended March 28, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities.
The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended June 27, 2010.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
March 29, 2010 through May 2, 2010	4,453	$3.23	0	$0
May 3, 2010 through May 30, 2010	35,308	$4.02	0	$0
May 31, 2010 through June 27, 2010	2,796	$3.90	0	$0

Total	42,557	$3.93	0	$0

(1)
The shares purchased from March 29, 2010 through June 27, 2010 consist of shares of common stock surrendered to the Company in payment of the exercise price and income tax withholding obligations relating to the exercise of stock options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit
No.	Exhibit

2.1	Purchase Agreement for Bibsters Intellectual Property dated as of May 27, 2010 by and between Hamco., Inc. and The Procter & Gamble Company. (1)

4.1	Amendment No. 4 to Amended and Restated Rights Agreement dated as of July 27, 2010 between the Company and Computershare Trust Company, N.A. (2)

10.1
Seventh Amendment to Financing Agreement dated as of May 27, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (3)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (3)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (3)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 27, 2010.

(3)	Filed herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.
Date: August 11, 2010	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit
No.	Exhibit

2.1	Purchase Agreement for Bibsters Intellectual Property dated as of May 27, 2010 by and between Hamco., Inc. and The Procter & Gamble Company. (1)

4.1	Amendment No. 4 to Amended and Restated Rights Agreement dated as of July 27, 2010 between the Company and Computershare Trust Company, N.A. (2)

10.1
Seventh Amendment to Financing Agreement dated as of May 27, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (3)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (3)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (3)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 27, 2010.

(3)	Filed herewith.