Form 10-Q
period 2010-09-26
CROWN CRAFTS INC
filed 2010-11-08
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 28, 2010 was 9,554,424.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 26, 2010 and March 28, 2010

	September 26, 2010
	(Unaudited)	March 28, 2010
	(amounts in thousands,
	except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$13	$75
Accounts receivable (net of allowances of $1,097 at September 26, 2010 and $1,238 at March 28, 2010):
Due from factor	15,536	17,633
Other	369	388
Inventories	17,620	10,453
Prepaid expenses	1,946	1,625
Temporary investments — restricted	—	505
Assets held for sale	396	396
Deferred income taxes	386	399

Total current assets	36,266	31,474
Property, plant and equipment — at cost:
Vehicles	58	58
Land, buildings and improvements	215	212
Machinery and equipment	2,580	2,537
Furniture and fixtures	784	764

	3,637	3,571
Less accumulated depreciation	3,127	3,020

Property, plant and equipment — net	510	551
Intangible assets — at cost:
Goodwill	1,154	864
Customer relationships	5,411	5,083
Other intangible assets	6,695	5,496

	13,260	11,443
Less accumulated amortization	4,684	4,086

Intangible assets — net	8,576	7,357
Other assets:
Deferred income taxes	1,793	1,904
Other	104	106

Total other assets	1,897	2,010

Total Assets	$47,249	$41,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,539	$5,563
Accrued wages and benefits	963	838
Accrued royalties	1,626	1,051
Income taxes currently payable	22	1,048
Other accrued liabilities	207	205
Current maturities of long-term debt	1,883	1,952

Total current liabilities	12,240	10,657
Non-current liabilities:
Long-term debt	5,850	3,238

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock — $0.01 par value per share; Authorized 1,000,000 shares; No shares issued at September 26, 2010 and March 28, 2010	—	—
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,772,272 shares at September 26, 2010 and 10,288,940 shares at March 28, 2010	108	103
Additional paid-in capital	41,755	41,007
Treasury stock — at cost — 1,225,180 shares at September 26, 2010 and 1,074,025 shares at March 28, 2010	(4,235)	(3,580)
Accumulated deficit	(8,469)	(10,033)

Total shareholders’ equity	29,159	27,497

Total Liabilities and Shareholders’ Equity	$47,249	$41,392

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six-Month Periods Ended September 26, 2010 and September 27, 2009

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(amounts in thousands, except per share amounts)

Net sales	$23,711	$21,713	$40,878	$39,448
Cost of products sold	18,056	17,205	30,932	30,965

Gross profit	5,655	4,508	9,946	8,483
Marketing and administrative expenses	3,519	2,993	6,534	5,879

Income from operations	2,136	1,515	3,412	2,604
Other income (expense):
Interest and amortization of debt discount and expense	(125)	(204)	(222)	(400)
Other — net	2	(45)	9	(39)

Income before income tax expense	2,013	1,266	3,199	2,165
Income tax expense	796	471	1,251	811

Income from continuing operations	1,217	795	1,948	1,354
(Loss) income from discontinued operations — net of income taxes	(3)	8	(8)	(13)

Net income	$1,214	$803	$1,940	$1,341

Weighted average shares outstanding — basic	9,587	9,182	9,417	9,196

Weighted average shares outstanding — diluted	9,748	9,384	9,555	9,381

Basic earnings per share:
Income from continuing operations	$0.13	$0.09	$0.21	$0.15
(Loss) income from discontinued operations — net of income taxes	—	—	—	—

Total basic earnings per share	$0.13	$0.09	$0.21	$0.15

Diluted earnings per share:
Income from continuing operations	$0.12	$0.08	$0.20	$0.14
(Loss) income from discontinued operations — net of income taxes	—	—	—	—

Total diluted earnings per share	$0.12	$0.08	$0.20	$0.14

Cash dividends declared per share	$0.02	$—	$0.04	$—

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six-Month Periods Ended September 26, 2010 and September 27, 2009

	Six-Month Periods Ended
	September 26, 2010	September 27, 2009
	(amounts in thousands)
Operating activities:
Net income	$1,940	$1,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	128	148
Amortization of intangibles	598	919
Deferred income taxes	124	(20)
Gain on sale of property, plant and equipment	(2)	—
Accretion of interest expense to original issue discount	115	129
Accretion of interest income to temporary investment — restricted	—	(2)
Stock-based compensation	484	476
Tax shortfall from stock-based compensation	(33)	—
Changes in assets and liabilities:
Accounts receivable	2,116	4,901
Inventories	(6,895)	(1,129)
Prepaid expenses	(321)	176
Other assets	(15)	45
Accounts payable	1,969	(2,152)
Accrued liabilities	(324)	(528)

Net cash (used in) provided by operating activities	(116)	4,304

Investing activities:
Capital expenditures	(87)	(89)
Maturity (purchase) of temporary investments	505	(500)
Proceeds from disposition of assets	2	—
Payment to acquire the Bibsters product line	(2,072)	—
Payment to acquire the assets of Neat Solutions, Inc., net of liabilities assumed	—	(4,434)

Net cash used in investing activities	(1,652)	(5,023)

Financing activities:
Payments on long-term debt	(2,000)	(1,250)
Borrowings (repayments) under revolving line of credit, net	4,428	(1,042)
Purchase of treasury stock	(655)	(277)
Issuance of common stock	158	6
Excess tax benefit from stock-based compensation	144	—
Dividends paid	(369)	—

Net cash provided by (used in) financing activities	1,706	(2,563)

Net decrease in cash and cash equivalents	(62)	(3,282)
Cash and cash equivalents at beginning of period	75	15,249

Cash and cash equivalents at end of period	$13	$11,967

Supplemental cash flow information:
Income taxes paid	$2,039	$1,843
Interest paid, net of interest received	96	257

Noncash financing activity:
Dividends declared but unpaid	191	—
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 26, 2010 AND SEPTEMBER 27, 2009
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 26, 2010 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and six-month periods ended September 26, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending April 3, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended March 28, 2010.
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
Segment and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, infant bibs and related soft goods. Net sales of bedding, blankets and accessories amounted to $29.9 million and $30.8 million for the six-month periods ended September 26, 2010 and September 27, 2009, respectively. Net sales of bibs, bath and disposable products amounted to $11.0 million and $8.6 million for the six-month periods ended September 26, 2010 and September 27, 2009, respectively.

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
To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with The CIT Group/Commercial Services, Inc., a subsidiary of CIT Group, Inc. (“CIT”). In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company must make estimates of the uncollectibility of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms to evaluate the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at September 26, 2010 amounted to $15.9 million, net of allowances of $1.1 million. Of this amount, $15.5 million is due from CIT under the factoring agreements, which amount represents the maximum amount of loss that the Company could incur under the factoring agreements if CIT failed completely to perform its obligations thereunder.
Inventory Valuation: The preparation of the Company’s financial statements requires careful determination of the appropriate dollar amount of the Company’s inventory balances. Such amount is presented as a current asset in the accompanying consolidated balance sheets and is a direct determinant of cost of goods sold in the accompanying consolidated statements of income and, therefore, has a significant impact on the amount of net income in the accounting periods reported. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to acquire inventory, bring it to a condition suitable for sale, and store it until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method, which assumes that inventory quantities are sold in the order in which they are acquired. The determination of the indirect charges and their allocation to the Company’s finished goods inventories is complex and requires significant management judgment and estimates. If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company’s inventories, the amount and timing of the Company’s cost of goods sold and the resulting net income for any accounting period.
On a periodic basis, management reviews the Company’s inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the normal operating cycle of the Company’s operations. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of goods sold in the Company’s consolidated statements of income. Only when inventory for which an allowance has been established is later sold or is otherwise disposed of is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company’s financial position and results of operations.

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
Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of sales and amounted to $3.0 million for each of the six-month periods ended September 26, 2010 and September 27, 2009.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying consolidated financial statements. Tax years open to federal or state general examination or other adjustment as of September 26, 2010 were the tax years ended April 1, 2007, March 30, 2008, March 29, 2009 and March 28, 2010, as well as the tax year ended April 2, 2006 for several states. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.
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

The following table sets forth the computation of basic and diluted net income per common share for the three and six-month periods ended September 26, 2010 and September 27, 2009.

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(Amounts in thousands, except per share data)
Income from continuing operations	$1,217	$795	$1,948	$1,354
(Loss) income from discontinued operations, net of taxes	(3)	8	(8)	(13)

Net income	$1,214	$803	$1,940	$1,341

Weighted average number of common shares outstanding:
Basic	9,587	9,182	9,417	9,196
Effect of dilutive securities	161	202	138	185

Diluted	9,748	9,384	9,555	9,381

Basic earnings per common share:
Continuing operations	$0.13	$0.09	$0.21	$0.15
Discontinued operations	—	—	—	—

Total	$0.13	$0.09	$0.21	$0.15

Diluted earnings per common share:
Continuing operations	$0.12	$0.08	$0.20	$0.14
Discontinued operations	—	—	—	—

Total	$0.12	$0.08	$0.20	$0.14

Recently Issued Accounting Standards: In May 2009, the FASB issued FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 became effective for financial statements issued for interim and annual periods ending after June 15, 2009 and was to be applied prospectively. This standard originally required the Company to disclose the date through which subsequent events have been evaluated, which was intended to provide guidance to readers of the Company’s financial statements that the Company has not evaluated subsequent events after that date. However, the FASB on February 24, 2010 issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which became effective upon issuance and which removed the requirement for an SEC registrant to disclose the date through which subsequent events have been evaluated. The Company’s adoption of FASB ASC Topic 855 on March 30, 2009 and the adoption of ASU No. 2010-09 on February 24, 2010 did not impact the Company’s consolidated financial statements.
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

Note 2 — Discontinued Operations
During the first quarter of fiscal year 2008, the operations of Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company, ceased and all employees were terminated. The Company is actively marketing Churchill’s land and building for sale. The Churchill property is recorded at fair value, less cost to sell, and is classified as assets held for sale in the accompanying consolidated balance sheets. The costs to maintain the Churchill property are classified as discontinued operations in the accompanying consolidated statements of income.
Note 3 — Subsequent Events
The Company has determined that there are no subsequent events that require disclosure pursuant to FASB ASC Topic 855, as revised.
Note 4 — Acquisitions
Neat Solutions: On July 2, 2009, Hamco, Inc. (“Hamco”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Neat Solutions, Inc. (“Neat Solutions”), the privately-held developer of the Table Topper® Stay-in-Place Mat® (the “Neat Solutions Acquisition”). Hamco paid a purchase price of $4.4 million, net of certain specified liabilities assumed. Hamco also recognized as expense $195,000 of direct costs associated with the acquisition, which were included in marketing and administrative expenses in interim reporting periods during the fiscal year ended March 28, 2010, $150,000 of which were recognized during the three-month period ended September 27, 2009.
The Neat Solutions Acquisition resulted in an increase of $1.2 million in net sales of bibs, bath and disposable products for the three-month period ended June 27, 2010 and an increase of $1.1 million in net sales for the three-month period ended September 27, 2009. Because the operations of Neat Solutions have been integrated with those of Hamco, and because the assets acquired from Neat Solutions do not exist as a discrete entity within the Company’s internal corporate structure, it is impracticable to determine the earnings generated by the assets acquired from Neat Solutions since the acquisition date. The Company believes that the pro forma impact of the acquisition is not material.
The fair values of the assets acquired and liabilities assumed were determined by the Company with the assistance of an independent third party. The Company’s allocation of the acquisition cost is as follows (in thousands):

Tangible assets:	Amount
Accounts receivable	$837
Inventory	548
Prepaid expenses	52
Fixed assets	12
Other assets	2

Total tangible assets	1,451

Amortizable intangible assets:
Trademarks	892
Designs	33
Non-compete covenant	241
Customer relationships	1,302

Total amortizable intangible assets	2,468
Goodwill	864

Total acquired assets	4,783
Liabilities assumed — accounts payable	349

Net acquisition cost	$4,434

Bibsters®: On May 27, 2010, Hamco paid $1.8 million to The Procter & Gamble Company (“P&G”) to acquire certain intellectual property related to P&G’s line of Bibsters® disposable infant bibs. In a separate but related transaction, Hamco also acquired the inventory associated with the Bibsters® product line from the exclusive licensee of Bibsters® for P&G, whose license was terminated to coincide with the closing (collectively, the two transactions represent the “Bibsters® Acquisition”). Hamco also recognized as expense $88,000 of direct costs associated with the acquisition, which were included in marketing and administrative expenses during the six-month period ended September 26, 2010.
The Bibsters® Acquisition resulted in an increase of $646,000 and $879,000 in net sales of bibs, bath and disposable products for the three and six-month periods ended September 26, 2010, respectively. Because the operations of the Bibsters® product line have been integrated with Hamco, and because the assets acquired do not exist as a discrete entity within the Company’s internal corporate structure, it is impracticable to determine the earnings generated by the assets acquired from the Bibsters® product line since the acquisition date. The Company believes that the pro forma impact of the acquisition is not material.
The fair values of the assets acquired were determined by the Company with the assistance of an independent third party. The Company’s allocation of the acquisition cost is as follows (in thousands):

Amortizable intangible assets:	Amount
Trademarks	$629
Patents	553
Customer relationships	328

Total amortizable intangible assets	1,510
Goodwill	290

Total intangible assets	1,800
Tangible assets — inventory	272

Total acquisition cost	$2,072

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
The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these persons to achieve performance objectives related to the Company’s overall goal of increasing stockholder value. The principal reason for adopting the 2006 Plan was to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees. Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan. The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Board”), which selects eligible employees and non-employee directors to participate in the 2006 Plan and determines the type, amount, duration and other terms of individual awards. At September 26, 2010, 322,000 shares of the Company’s common stock were available for future issuance under the 2006 Plan.
Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $321,000 and $484,000 of stock-based compensation expense during the three and six-month periods ended September 26, 2010, respectively, and recorded $298,000 and $476,000 of stock-based compensation expense during the three and six-month periods ended September 27, 2009, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of September 26, 2010.

Stock Options: The following table represents stock option activity for the six-month period ended September 26, 2010:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding
Outstanding at March 28, 2010	$2.94	825,832
Granted	4.23	110,000
Exercised	(1.39)	(113,332)
Forfeited	(4.08)	(2,000)

Outstanding at September 26, 2010	3.32	820,500

Exercisable at September 26, 2010	3.21	625,500

The total intrinsic value of the stock options exercised during the three and six-month periods ended September 26, 2010 was $33,000 and $304,000, respectively. As of September 26, 2010, the intrinsic value of the outstanding and exercisable stock options was $1.2 million and $1.0 million, respectively.
To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the six-month period ended September 26, 2010, which options vest over a two-year period, assuming continued service.

Options issued	110,000
Grant Date	June 23, 2010
Dividend yield	1.89%
Expected volatility	55.00%
Risk free interest rate	2.17%
Expected life in years	5.75
Forfeiture rate	5.00%
Exercise price (grant-date closing price)	$4.23
Fair value	$1.88
For the three and six-month periods ended September 26, 2010, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month Period			Six-month Period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2009	$—	$—	$—	$13	$38	$51
2010	11	27	38	19	48	67
2011	11	13	24	11	14	25

Total stock option compensation	$22	$40	$62	$43	$100	$143

For the three and six-month periods ended September 27, 2009, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month Period			Six-month Period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2008	$7	$19	$26	$16	$41	$57
2009	11	34	45	26	78	104
2010	4	11	15	4	11	15

Total stock option compensation	$22	$64	$86	$46	$130	$176

As of September 26, 2010, total unrecognized stock option compensation expense amounted to $294,000, which will be recognized as the underlying stock options vest over a period of up to two years. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock: On August 25, 2006, the Board granted 375,000 shares of non-vested stock to certain employees with a fair value of $3.15 per share, which was the closing price of the Company’s common stock on that date. These shares vested upon four years of continued service, except as set forth below.
During the quarter ended September 27, 2009, the Company amended the non-vested stock grant that had been awarded in 2006 to E. Randall Chestnut, Chairman, Chief Executive Officer and President of the Company. Under the terms of the amended non-vested stock grant, the vesting of 160,000 of the 320,000 shares awarded to Mr. Chestnut was accelerated from August 25, 2010 to August 12, 2009. During the three and six-month periods ended September 26, 2010, the acceleration of the vesting of these shares resulted in the recognition of compensation expense of $21,000 and $53,000, respectively, less than that which would have been recognized if the acceleration of the vesting had not occurred. On August 25, 2010, the remaining 215,000 shares vested that had been awarded to certain employees in 2006 at an aggregate value of $968,000.
The Board granted 30,000 shares of non-vested stock to its non-employee directors during each of the quarters ended September 26, 2010, September 27, 2009 and September 28, 2008 with a weighted-average fair value of $4.36, $3.02 and $3.87, respectively, based upon the closing prices of the Company’s common stock on the date of each of the grants. These shares vest over a two-year period, assuming continued service, except as set forth below.
On May 27, 2010, the Company amended the stock grants that had been awarded to Sidney Kirschner in 2008 and 2009 to induce Mr. Kirschner to resign from the Board. Under the terms of the amended non-vested stock grants, the vesting of 2,500 of the 5,000 shares awarded in 2008 and all 5,000 of the shares awarded in 2009 was accelerated to May 27, 2010. The total value of Mr. Kirschner’s 7,500 shares that vested on May 27, 2010 amounted to $30,000.
During the three-month period ended September 26, 2010, 25,000 shares vested that had been granted to non-employee directors, having an aggregate value of $113,000, and 5,000 shares were forfeited upon the departure from the Board of two non-employee directors prior to the vesting of their shares.
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
For the three and six-month periods ended September 26, 2010, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-month Period			Six-month Period
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2007	$28	$—	$28	$70	$—	$70
2009	—	4	4	—	19	19
2010	—	7	7	—	32	32
2011	209	11	220	209	11	220

Total stock grant compensation	$237	$22	$259	$279	$62	$341

For the three and six-month periods ended September 27, 2009, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-month Period			Six-month Period
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2007	$189	$—	$189	$263	$—	$263
2009	—	15	15	—	29	29
2010	—	8	8	—	8	8

Total stock grant compensation	$189	$23	$212	$263	$37	$300

As of September 26, 2010, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $1.2 million, which will be recognized over the respective vesting terms associated with each block of grants as indicated above. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.
Note 6 — Inventories
Major classes of inventory were as follows (in thousands):

	September 26, 2010	March 28, 2010
Raw Materials	$41	$66
Finished Goods	17,579	10,387

Total inventory	$17,620	$10,453

Note 7 — Financing Arrangements
Factoring Agreement: The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay CIT on the due date, then the Company is charged interest at prime plus 1.0%, which was 4.25% at September 26, 2010, until payment is received. The Company incurred interest expense of $18,000 and $19,000 for the three-month periods ended September 26, 2010 and September 27, 2009, respectively, and $35,000 for each of the six-month periods ended September 26, 2010 and September 27, 2009, as a result of the failure of the Company’s customers to pay CIT by the due date. CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $153,000 and $155,000 for the quarters ended September 26, 2010 and September 27, 2009, respectively, and were $287,000 and $284,000 for the six-months ended September 26, 2010 and September 27, 2009, respectively. There were no advances from the factor at either September 26, 2010 or September 27, 2009.
Notes Payable and Other Credit Facilities: At September 26, 2010 and March 28, 2010, long-term debt of the Company consisted of (in thousands):

	September 26, 2010	March 28, 2010
Revolving line of credit	$5,850	$1,422
Non-interest bearing notes	2,000	4,000
Original issue discount	(117)	(232)

	7,733	5,190
Less current maturities	1,883	1,952

	$5,850	$3,238

The Company’s credit facilities at September 26, 2010 consisted of the following:
Revolving Line of Credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00%, which was 4.25% at September 26, 2010, or LIBOR plus 3.00%, which was 3.26 at September 26, 2010, maturing on July 11, 2013 and secured by a first lien on all assets of the Company. As of September 26, 2010, the Company had elected to pay interest on the revolving line of credit under the LIBOR option. Also under the financing agreement, a monthly fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit. This unused line fee amounted to $12,000 and $2,000 for the three-month periods ended September 26, 2010 and September 27, 2009, respectively, and $22,000 and $5,000 for the six-month periods ended September 26, 2010 and September 27, 2009, respectively. At September 26, 2010, there was a balance due on the revolving line of credit of $5.8 million, there was a $500,000 letter of credit outstanding and the Company had $17.2 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.
The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of September 26, 2010.
Subordinated Notes totaling $2.0 million. The notes do not bear interest and are due on July 11, 2011. The original issue discount of $117,000 on these non-interest bearing obligations at a market interest rate of 7.25% is being amortized over the life of the notes.
Minimum annual maturities as of September 26, 2010 are as follows (in thousands):

Fiscal
Year	Revolver	Sub Notes	Total
2012	$—	$2,000	$2,000
2013	—	—	—
2014	5,850	—	5,850

Total	$5,850	$2,000	$7,850

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

Customer Relationships and Other Intangible Assets: Other intangible assets at September 26, 2010 consisted primarily of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities. The carrying amount and accumulated amortization of the Company’s other intangible assets as of September 26, 2010, their estimated useful life and amortization expense for the three and six-month periods ended September 26, 2010 and September 27, 2009 are as follows (dollar amounts in thousands):

		Estimated			Amortization Expense
	Carrying	Useful		Accumulated	Three-month Periods Ended		Six-month Periods Ended
	Amount	Life		Amortization	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Kimberly Grant Acquisition on December 29, 2006:
Tradename	$466	15 years		$117	$8	$8	$16	$16
Existing designs	36	1 year		36	—	—	—	—
Non-compete covenant	98	15 years		24	1	1	3	2

Total Kimberly Grant Acquisition	600	14 years	*	177	9	9	19	18

Springs Baby Products Acquisition on November 5, 2007:
Licenses & existing designs	1,655	2 years		1,655	—	207	—	414
Licenses & future designs	1,847	4 years		1,347	116	116	231	231
Non-compete covenant	115	4 years		84	8	7	15	14
Customer relationships	3,781	10 years		1,103	94	94	189	189

Total Springs Baby Acquisition	7,398	7 years	*	4,189	218	424	435	848

Neat Solutions Acquisition on July 2, 2009:
Trademarks	892	15 years		74	14	15	29	15
Designs	33	4 years		11	3	2	5	2
Non-compete covenant	241	5 years		60	12	12	24	12
Customer relationships	1,302	16 years		102	21	20	41	20

Total Neat Solutions Acquisition	2,468	14 years	*	247	50	49	99	49

Bibsters® Acquistion on May 27, 2010:
Trademarks	629	15 years		14	10	—	14	—
Patents	553	10 years		18	13	—	18	—
Customer relationships	328	14 years		8	6	—	8	—

Total Bibsters® Acquistion	1,510	13 years	*	40	29	—	40	—
Internally developed intangible assets	130	10 years		31	3	3	5	4

Total other intangible assets	$12,106			$4,684	$309	$485	$598	$919

*	Weighted-Average
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
RESULTS OF OPERATIONS
The following table contains results of operations for the three and six-month periods ended September 26, 2010 and September 27, 2009 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-month Periods Ended				Six-month Periods Ended
	September 26, 2010	September 27, 2009	Change	Change	September 26, 2010	September 27, 2009	Change	Change
Net sales by category
Bedding, blankets and accessories	$17,307	$16,233	$1,074	6.6%	$29,854	$30,806	$(952)	-3.1%
Bibs, bath and disposable products	6,404	5,480	924	16.9%	11,024	8,642	2,382	27.6%
Total net sales	23,711	21,713	1,998	9.2%	40,878	39,448	1,430	3.6%
Cost of products sold	18,056	17,205	851	4.9%	30,932	30,965	(33)	-0.1%
Gross profit	5,655	4,508	1,147	25.4%	9,946	8,483	1,463	17.2%
% of net sales	23.8%	20.8%			24.3%	21.5%
Marketing and administrative expenses	3,519	2,993	526	17.6%	6,534	5,879	655	11.1%
% of net sales	14.8%	13.8%			16.0%	14.9%
Interest expense	125	204	(79)	-38.7%	222	400	(178)	-44.5%
Other income	2	(45)	47	-104.4%	9	(39)	48	-123.1%
Income tax expense	796	471	325	69.0%	1,251	811	440	54.3%
Income from continuing operations after taxes	1,217	795	422	53.1%	1,948	1,354	594	43.9%
Discontinued operations — net of taxes	(3)	8	(11)	-137.5%	(8)	(13)	5	-38.5%
Net income	1,214	803	411	51.2%	1,940	1,341	599	44.7%
% of net sales	5.1%	3.7%			4.7%	3.4%
Net Sales: Sales of bedding, blankets and accessories increased for the three-month period of fiscal year 2011 as compared to the same period in fiscal year 2010. Sales increased by $4.5 million due to new bedding and blanket programs and higher replenishment orders. These increases were offset by $3.4 million in discontinued programs.
Sales of bedding, blankets and accessories decreased for the six-month period of fiscal year 2011 as compared to the same period in fiscal year 2010. Sales decreased by $7.6 million due to discontinued programs and lower replenishment orders. These decreases were offset by $6.6 million in new bedding and blanket programs.
Sales of bib, bath and disposable products increased for the three-month period of fiscal year 2011 as compared to the same period in fiscal year 2010. Sales increased by $1.8 million due to sales of new designs and promotions and increased by $646,000 due to the Bibsters® Acquisition. Offsetting these increases were decreases of $1.5 million related to programs that were discontinued and lower replenishment orders.
Sales of bib, bath and disposable products increased for the six-month period of fiscal year 2011 as compared to the same period in fiscal year 2010. Sales increased by $2.2 million due in the aggregate to the Neat Solutions Acquisition and the Bibsters® Acquisition. Sales also increased by $2.7 million due to sales of new designs and promotions. Offsetting these increases were decreases of $2.5 million related to programs that were discontinued and lower replenishment orders.
Gross Profit: Gross profit increased in amount and as a percentage of net sales for the three and six-month periods of fiscal year 2011 as compared to the same periods of fiscal year 2010. The contributions from the Neat Solutions Acquisition and the Bibsters® Acquisition have provided incrementally higher margins by increasing sales without proportionately increasing fixed overhead costs. Also, amortization costs associated with the acquisition of the baby products line of Springs Global in November 2007 decreased by $207,000 and $414,000 for the three and six-month periods of the current year, respectively. Finally, higher inventory purchases in the current quarter resulted in a greater absorption of costs to inventory as compared to prior periods.
Marketing and Administrative Expenses: Marketing and administrative expenses for the three and six-month periods of fiscal year 2011 increased as compared to the same periods of fiscal year 2010. In the current year, the Company incurred costs of $320,000 and $401,000 for the three and six-month periods, respectively, that were associated with the Company’s proxy contest that were not incurred in the prior year.
Interest Expense: The decrease in interest expense for the three-month period of fiscal year 2011 as compared to the same period in fiscal year 2010 is due to lower balances on the Company’s revolving line of credit and term loan.

Income Tax Expense: The Company’s provision for income taxes on continuing operations is based upon an effective tax rate of 39.1% for the six-month period of fiscal year 2011 as compared to 37.5% for the same period of fiscal year 2010.
Management does not believe that inflation has had a material effect on the Company’s operations. The Company has traditionally attempted to increase its prices to offset inflation. There is no assurance, however, that the Company will be able to adequately increase its prices in response to inflation.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $116,000 for the six-month period ended September 26, 2010, compared to cash of $4.3 million provided by operating activities for the six-month period ended September 27, 2009. The decrease in cash provided by operating activities in the current year was due to a higher increase in inventory balances and a lower reduction of accounts receivable balances, offset by a higher increase in accounts payable balances.
Net cash used in investing activities was $1.7 million in the current year compared to $5.0 million in the prior year. Cash used in investing activities in the current included $2.1 million associated with the Bibsters® Acquisition, offset by proceeds of $505,000 from the maturity of a certificate of deposit purchased in the prior year in connection with the issuance on behalf of the Company of a standby letter of credit to guarantee the payment of certain of the Company’s royalty obligations. Cash used in investing activities in the prior year included $4.4 million associated with the Neat Solutions Acquisition.
Net cash provided by financing activities in the current year was $1.7 million compared to cash of $2.6 million used in financing activities in the prior year. The increase in net cash provided by financing activities in the current year was primarily due to $5.5 million in higher net borrowings on the Company’s revolving line of credit, offset by $750,000 in higher repayments of the Company’s term debt obligations and $378,000 in higher treasury stock purchases.
Total debt outstanding under the Company’s credit facilities before the reduction for the original issue discount on the non-interest bearing notes decreased from $23.4 million at September 27, 2009 to $7.9 million at September 26, 2010. The decrease is due primarily to net repayments on the revolving line of credit, the largest portion of which came from a reduction of the Company’s cash reserves in December 2009, which were $12.0 million at September 27, 2009. The Company had built up its cash reserves in the prior year by drawing upon its revolving line of credit in order to preserve the Company’s ability to meet its working capital needs in the event that the Company’s primary lender should suffer an adverse liquidity event that would jeopardize the Company’s ability to draw upon its revolving line of credit. At September 26, 2010, there was a balance due on the revolving line of credit of $5.8 million, there was a $500,000 letter of credit outstanding and the Company had $17.2 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.
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
To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements. CIT approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay CIT on the due date, the Company is charged interest on the unpaid balance at prime plus 1.0%, which was 4.25% at September 26, 2010, until payment is received. The Company incurred interest expense of $18,000 and $19,000 for the three-month periods ended September 26, 2010 and September 27, 2009, respectively, and $35,000 for each of the six-month periods ended September 26, 2010 and September 27, 2009, as a result of the failure of the Company’s customers to pay CIT by the due date. CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears the responsibility for adjustments related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.

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
During the three-month period ended September 26, 2010, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities.
The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended September 26, 2010.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
June 28, 2010 through August 1, 2010	1,464	$4.02	0	$0
August 2, 2010 through August 29, 2010	107,134	$4.50	0	$0
August 30, 2010 through September 26, 2010	0	$0	0	$0

Total	108,598	$4.49	0	$0

(1)
The shares purchased from June 28, 2010 through September 26, 2010 consist of shares of common stock surrendered to the Company in payment of the exercise price and income tax withholding obligations relating to the exercise of stock options and in payment of the income tax withholding obligations relating to the vesting of shares of non-vested stock.

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

CROWN CRAFTS, INC.
Date: November 8, 2010	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit
No.	Exhibit

4.1	Amendment No. 4 to Amended and Restated Rights Agreement dated as of July 27, 2010 between the Company and Computershare Trust Company, N.A. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 27, 2010.

(2)	Filed herewith.