Form 10-Q
period 2010-12-26
CROWN CRAFTS INC
filed 2011-02-09
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2010

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
The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 28, 2011 was 9,581,446.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 26, 2010 and March 28, 2010

	December 26, 2010
	(Unaudited)	March 28, 2010
	(amounts in thousands,
	except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$36	$75
Accounts receivable (net of allowances of $1,240 at December 26, 2010 and $1,238 at March 28, 2010):
Due from factor	15,715	17,633
Other	753	388
Inventories	19,352	10,453
Prepaid expenses	2,088	1,625
Temporary investments — restricted	—	505
Assets held for sale	396	396
Deferred income taxes	363	399

Total current assets	38,703	31,474
Property, plant and equipment — at cost:
Vehicles	58	58
Land, buildings and improvements	215	212
Machinery and equipment	2,602	2,537
Furniture and fixtures	781	764

	3,656	3,571
Less accumulated depreciation	3,190	3,020

Property, plant and equipment — net	466	551
Intangible assets — at cost:
Goodwill	1,154	864
Customer relationships	5,411	5,083
Other intangible assets	6,701	5,496

	13,266	11,443
Less accumulated amortization	4,993	4,086

Intangible assets — net	8,273	7,357
Other assets:
Deferred income taxes	1,862	1,904
Other	104	106

Total other assets	1,966	2,010

Total Assets	$49,408	$41,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,389	$5,563
Accrued wages and benefits	1,324	838
Accrued royalties	1,876	1,051
Income taxes currently payable	71	1,048
Other accrued liabilities	196	205
Current maturities of long-term debt	1,917	1,952

Total current liabilities	13,773	10,657
Non-current liabilities:
Long-term debt	5,666	3,238

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock — $0.01 par value per share; Authorized 1,000,000 shares; No shares issued at December 26, 2010 and March 28, 2010	—	—
Common stock — $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,825,772 shares at December 26, 2010 and 10,288,940 shares at March 28, 2010	108	103
Additional paid-in capital	42,085	41,007
Treasury stock — at cost - 1,244,326 shares at December 26, 2010 and 1,074,025 shares at March 28, 2010	(4,338)	(3,580)
Accumulated deficit	(7,886)	(10,033)

Total shareholders’ equity	29,969	27,497

Total Liabilities and Shareholders’ Equity	$49,408	$41,392

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine-Month Periods Ended December 26, 2010 and December 27, 2009

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(amounts in thousands, except per share amounts)

Net sales	$21,938	$20,646	$62,816	$60,094
Cost of products sold	17,531	16,008	48,463	46,973

Gross profit	4,407	4,638	14,353	13,121
Marketing and administrative expenses	3,047	2,746	9,581	8,625

Income from operations	1,360	1,892	4,772	4,496
Other income (expense):
Interest and amortization of debt discount and expense	(112)	(181)	(334)	(581)
Other — net	(8)	9	1	(30)

Income before income tax expense	1,240	1,720	4,439	3,885
Income tax expense	460	598	1,711	1,409

Income from continuing operations	780	1,122	2,728	2,476
Loss from discontinued operations — net of income taxes	(5)	(9)	(13)	(22)

Net income	$775	$1,113	$2,715	$2,454

Weighted average shares outstanding — basic	9,565	9,167	9,466	9,186

Weighted average shares outstanding — diluted	9,786	9,271	9,631	9,287

Basic earnings per share:
Income from continuing operations	$0.08	$0.12	$0.29	$0.27
Loss from discontinued operations — net of income taxes	—	—	—	—

Total basic earnings per share	$0.08	$0.12	$0.29	$0.27

Diluted earnings per share:
Income from continuing operations	$0.08	$0.12	$0.28	$0.26
Loss from discontinued operations — net of income taxes	—	—	—	—

Total diluted earnings per share	$0.08	$0.12	$0.28	$0.26

Cash dividends declared per share	$0.02	$—	$0.06	$—

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine-Month Periods Ended December 26, 2010 and December 27, 2009

	Nine-Month Periods Ended
	December 26, 2010	December 27, 2009
	(amounts in thousands)
Operating activities:
Net income	$2,715	$2,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	192	220
Amortization of intangibles	907	1,265
Deferred income taxes	78	176
Gain on sale of property, plant and equipment	(2)	—
Accretion of interest expense to original issue discount	148	195
Accretion of interest income to temporary investment — restricted	—	(3)
Stock-based compensation	605	617
Tax shortfall from stock-based compensation	(14)	—
Changes in assets and liabilities:
Accounts receivable	1,554	5,955
Inventories	(8,627)	(994)
Prepaid expenses	(463)	(835)
Other assets	(21)	47
Accounts payable	2,819	1,930
Accrued liabilities	325	(146)

Net cash provided by operating activities	216	10,881

Investing activities:
Capital expenditures	(107)	(132)
Maturity (purchase) of temporary investments	505	(500)
Proceeds from disposition of assets	2	—
Payment to acquire the Bibsters product line	(2,072)	—
Payment to acquire the assets of Neat Solutions, Inc., net of liabilities assumed	—	(4,434)

Net cash used in investing activities	(1,672)	(5,066)

Financing activities:
Payments on long-term debt	(2,000)	(1,667)
Borrowings (repayments) under revolving line of credit, net	4,245	(18,118)
Purchase of treasury stock	(758)	(524)
Issuance of common stock	341	165
Excess tax benefit from stock-based compensation	151	—
Dividends paid	(562)	—

Net cash provided by (used in) financing activities	1,417	(20,144)

Net decrease in cash and cash equivalents	(39)	(14,329)
Cash and cash equivalents at beginning of period	75	15,249

Cash and cash equivalents at end of period	$36	$920

Supplemental cash flow information:
Income taxes paid	$2,507	$1,943
Interest paid, net of interest received	171	384

Noncash financing activity:
Dividends declared but unpaid	192	—
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 26, 2010 AND DECEMBER 27, 2009
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 26, 2010 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and nine-month periods ended December 26, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending April 3, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended March 28, 2010.
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
Segment and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, infant bibs and related soft goods. Net sales of bedding, blankets and accessories amounted to $46.6 million for each of the nine-month periods ended December 26, 2010 and December 27, 2009, and net sales of bibs, bath and disposable products amounted to $16.2 million and $13.5 million for the nine-month periods ended December 26, 2010 and December 27, 2009, respectively.

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
To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with The CIT Group/Commercial Services, Inc., a subsidiary of CIT Group, Inc. (“CIT”). In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company must make estimates of the uncollectibility of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms to evaluate the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at December 26, 2010 amounted to $16.5 million, net of allowances of $1.2 million. Of this amount, $15.7 million is due from CIT under the factoring agreements, which amount represents the maximum amount of loss that the Company could incur under the factoring agreements if CIT failed completely to perform its obligations thereunder.
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
Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of sales and amounted to $4.9 million and $4.7 million for the nine-month periods ended December 26, 2010 and December 27, 2009, respectively.
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
Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed, and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying consolidated financial statements. Tax years open to federal or state general examination or other adjustment as of December 26, 2010 were the tax years ended March 30, 2008, March 29, 2009 and March 28, 2010, as well as the tax year ended April 1, 2007 for several states. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.
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

The following table sets forth the computation of basic and diluted net income per common share for the three and nine-month periods ended December 26, 2010 and December 27, 2009.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(Amounts in thousands, except per share data)

Income from continuing operations	$780	$1,122	$2,728	$2,476
Loss from discontinued operations, net of taxes	(5)	(9)	(13)	(22)

Net income	$775	$1,113	$2,715	$2,454

Weighted average number of common shares outstanding:
Basic	9,565	9,167	9,466	9,186
Effect of dilutive securities	221	104	165	101

Diluted	9,786	9,271	9,631	9,287

Basic earnings per common share:
Continuing operations	$0.08	$0.12	$0.29	$0.27
Discontinued operations	—	—	—	—

Total	$0.08	$0.12	$0.29	$0.27

Diluted earnings per common share:
Continuing operations	$0.08	$0.12	$0.28	$0.26
Discontinued operations	—	—	—	—

Total	$0.08	$0.12	$0.28	$0.26

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
On October 7, 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This ASU addresses the accounting for companies that provide for revenue arrangements to its customers that contain components of both the sale of a product and the sale of a service in a single contractually binding agreement. The ASU will become effective prospectively for such revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not typically enter into these types of revenue arrangements and, therefore, does not anticipate that the adoption by the Company of ASU No. 2009-13 on April 4, 2011 will materially impact its consolidated financial statements.
On July 21, 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist readers of the Company’s financial statements in assessing the Company’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company’s disclosures to be required as of the end of a reporting period, this ASU became effective as of the end of the first interim or annual reporting period ending on or after December 15, 2010. For the Company’s disclosures to be required about activity that occurs during a reporting period, this ASU will become effective for interim or annual reporting periods beginning on or after December 15, 2010. Because the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, and further because CIT bears the risk of credit loss with respect to trade accounts receivable assigned to them, the Company’s adoption of ASU No. 2010-20 on December 26, 2010 did not materially impact its consolidated financial statements.

Note 2 — Acquisitions
Neat Solutions: On July 2, 2009, Hamco, Inc. (“Hamco”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Neat Solutions, Inc. (“Neat Solutions”), the privately-held developer of the Table Topper® Stay-in-Place Mat® (the “Neat Solutions Acquisition”). Hamco paid a purchase price of $4.4 million, net of certain specified liabilities assumed. Hamco also recognized as expense $195,000 of direct costs associated with the acquisition, which were included in marketing and administrative expenses during the nine-month period ended December 27, 2009.
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

Bibsters®: On May 27, 2010, Hamco paid $1.8 million to The Procter & Gamble Company (“P&G”) to acquire certain intellectual property related to P&G’s line of Bibsters® disposable infant bibs. In a separate but related transaction, Hamco also acquired the inventory associated with the Bibsters® product line from the exclusive licensee of Bibsters® for P&G, whose license was terminated to coincide with the closing (collectively, the two transactions represent the “Bibsters® Acquisition”). Hamco also recognized as expense $92,000 of direct costs associated with the acquisition, which were included in marketing and administrative expenses during the nine-month period ended December 26, 2010.
The Bibsters® Acquisition resulted in an increase of $368,000 and $1.2 million in net sales of bibs, bath and disposable products for the three and nine-month periods ended December 26, 2010, respectively. Because the operations of the Bibsters® product line have been integrated with Hamco, and because the assets acquired do not exist as a discrete entity within the Company’s internal corporate structure, it is impracticable to determine the earnings generated by the assets acquired from the Bibsters® product line since the acquisition date. The Company believes that the pro forma impact of the acquisition is not material.
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
The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these persons to achieve performance objectives related to the Company’s overall goal of increasing stockholder value. The principal reason for adopting the 2006 Plan was to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees. Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan. The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Board”), which selects eligible employees and non-employee directors to participate in the 2006 Plan and determines the type, amount, duration and other terms of individual awards. At December 26, 2010, 337,000 shares of the Company’s common stock were available for future issuance under the 2006 Plan.
Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $121,000 and $605,000 of stock-based compensation expense during the three and nine-month periods ended December 26, 2010, respectively, and recorded $141,000 and $617,000 of stock-based compensation expense during the three and nine-month periods ended December 27, 2009, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of December 26, 2010.
Stock Options: The following table represents stock option activity for fiscal year 2011:

	Weighted-Average	Number of Options
	Exercise Price	Outstanding
Outstanding at March 28, 2010	$2.94	825,832
Granted	4.23	110,000
Exercised	(2.04)	(166,832)
Forfeited	(3.86)	(17,000)

Outstanding at December 26, 2010	3.31	752,000

Exercisable at December 26, 2010	3.19	572,000

The total intrinsic value of the stock options exercised during the three and nine-month periods ended December 26, 2010 was $104,000 and $408,000, respectively. As of December 26, 2010, the intrinsic value of the outstanding and exercisable stock options was $1.5 million and $1.2 million, respectively.
To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the nine-month period ended December 26, 2010, which options vest over a two-year period, assuming continued service.

Options issued	110,000
Grant Date	June 23, 2010
Dividend yield	1.89%
Expected volatility	55.00%
Risk free interest rate	2.17%
Expected life in years	5.75
Forfeiture rate	5.00%
Exercise price (grant-date closing price)	$4.23
Fair value	$1.88

For the three and nine-month periods ended December 26, 2010, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month Period			Nine-month Period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2009	$—	$—	$—	$13	$38	$51
2010	9	18	27	28	66	94
2011	11	9	20	22	23	45

Total stock option compensation	$20	$27	$47	$63	$127	$190

For the three and nine-month periods ended December 27, 2009, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month Period			Nine-month Period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2008	$—	$—	$—	$16	$41	$57
2009	11	33	44	37	111	148
2010	9	20	29	13	31	44

Total stock option compensation	$20	$53	$73	$66	$183	$249

As of December 26, 2010, total unrecognized stock option compensation expense amounted to $221,000, which will be recognized as the underlying stock options vest over a period of up to two years. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.
Non-vested Stock: On August 25, 2006, the Board granted 375,000 shares of non-vested stock to certain employees with a fair value of $3.15 per share, which was the closing price of the Company’s common stock on that date. These shares vested upon four years of continued service, except as set forth below.
During the quarter ended September 27, 2009, the Company amended the non-vested stock grant that had been awarded in 2006 to E. Randall Chestnut, Chairman, Chief Executive Officer and President of the Company. Under the terms of the amended non-vested stock grant, the vesting of 160,000 of the 320,000 shares awarded to Mr. Chestnut was accelerated from August 25, 2010 to August 12, 2009. During the nine-month period ended December 26, 2010, the acceleration of the vesting of these shares resulted in the recognition of compensation expense of $53,000 less than that which would have been recognized if the acceleration of the vesting had not occurred. On August 25, 2010, the remaining 215,000 shares vested that had been awarded to certain employees in 2006 at an aggregate value of $968,000.
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
In August 2010, 25,000 shares vested that had been granted to non-employee directors, having an aggregate value of $113,000, and 5,000 shares were forfeited upon the departure from the Board of two non-employee directors prior to the vesting of their shares.
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
For the three and nine-month periods ended December 26, 2010, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-month Period			Nine-month Period
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2007	$—	$—	$—	$70	$—	$70
2009	—	—	—	—	19	19
2010	—	6	6	—	38	38
2011	52	16	68	261	27	288

Total stock grant compensation	$52	$22	$74	$331	$84	$415

For the three and nine-month periods ended December 27, 2009, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-month Period			Nine-month Period
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2007	$42	$—	$42	$305	$—	$305
2009	—	15	15	—	44	44
2010	—	11	11	—	19	19

Total stock grant compensation	$42	$26	$68	$305	$63	$368

As of December 26, 2010, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $1.1 million, which will be recognized over the respective vesting terms associated with each block of grants as indicated above. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.
Note 4 — Inventories
Major classes of inventory were as follows (in thousands):

	December 26, 2010	March 28, 2010
Raw Materials	$35	$66
Finished Goods	19,317	10,387

Total inventory	$19,352	$10,453

Note 5 — Discontinued Operations
In June 2007, the operations of Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company, ceased and all employees were terminated. The Company is actively marketing Churchill’s land and building for sale. The Churchill property is recorded at fair value, less cost to sell, and is classified as assets held for sale in the accompanying consolidated balance sheets. The costs to maintain the Churchill property are classified as discontinued operations in the accompanying consolidated statements of income.

Note 6 — Financing Arrangements
Factoring Agreement: The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay CIT on the due date, then the Company is charged interest at prime plus 1.0%, which was 4.25% at December 26, 2010, until payment is received. The Company incurred interest expense of $19,000 and $15,000 for the three-month periods ended December 26, 2010 and December 27, 2009, respectively, and $54,000 and $50,000 for the nine-month periods ended December 26, 2010 and December 27, 2009, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date. CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $114,000 and $144,000 for the three-month periods ended December 26, 2010 and December 27, 2009, respectively, and were $401,000 and $428,000 for the nine-month periods ended December 26, 2010 and December 27, 2009, respectively. There were no advances from the factor at either December 26, 2010 or December 27, 2009.
Notes Payable and Other Credit Facilities: At December 26, 2010 and March 28, 2010, long-term debt of the Company consisted of (in thousands):

	December 26, 2010	March 28, 2010
Revolving line of credit	$5,666	$1,422
Non-interest bearing notes	2,000	4,000
Original issue discount	(83)	(232)

	7,583	5,190
Less current maturities	1,917	1,952

	$5,666	$3,238

The Company’s credit facilities at December 26, 2010 consisted of the following:
Revolving Line of Credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00%, which was 4.25% at December 26, 2010, or LIBOR plus 3.00%, which was 3.26% at December 26, 2010, maturing on July 11, 2013 and secured by a first lien on all assets of the Company. As of December 26, 2010, the Company had elected to pay interest on the revolving line of credit under the LIBOR option. Also under the financing agreement, a monthly fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit. This unused line fee amounted to $12,000 and $4,000 for the three-month periods ended December 26, 2010 and December 27, 2009, respectively, and $34,000 and $9,000 for the nine-month periods ended December 26, 2010 and December 27, 2009, respectively. At December 26, 2010, there was a balance due on the revolving line of credit of $5.7 million, there was a $500,000 letter of credit outstanding and the Company had $16.6 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.
The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of December 26, 2010.
Subordinated Notes totaling $2.0 million. The notes do not bear interest and are due on July 11, 2011. The original issue discount of $83,000 on these non-interest bearing obligations at a market interest rate of 7.25% is being amortized over the life of the notes.
Minimum annual maturities as of December 26, 2010 are as follows (in thousands):

Fiscal
Year	Revolver	Sub Notes	Total
2012	$—	$2,000	$2,000
2013	—	—	—
2014	5,666	—	5,666

Total	$5,666	$2,000	$7,666

Note 7 — Subsequent Events
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
Customer Relationships and Other Intangible Assets: Other intangible assets at December 26, 2010 consisted primarily of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities. The carrying amount and accumulated amortization of the Company’s other intangible assets as of December 26, 2010, their estimated useful life and amortization expense for the three and nine-month periods ended December 26, 2010 and December 27, 2009 are as follows (dollar amounts in thousands):

		Estimated			Amortization Expense
	Carrying	Useful		Accumulated	Three-month Periods Ended		Nine-month Periods Ended
	Amount	Life		Amortization	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009

Kimberly Grant Acquisition on December 29, 2006:
Tradename	$466	15 years		$124	$7	$8	$23	$24
Existing designs	36	1 year		36	—	—	—	—
Non-compete covenant	98	15 years		26	2	2	5	4

Total Kimberly Grant Acquisition	600	14 years	*	186	9	10	28	28

Springs Baby Products Acquisition on November 5, 2007:
Licenses & existing designs	1,655	2 years		1,655	—	69	—	483
Licenses & future designs	1,847	4 years		1,462	115	115	346	346
Non-compete covenant	115	4 years		91	7	7	22	21
Customer relationships	3,781	10 years		1,198	95	95	284	284

Total Springs Baby Acquisition	7,398	7 years	*	4,406	217	286	652	1,134

Neat Solutions Acquisition on July 2, 2009:
Trademarks	892	15 years		89	15	14	44	29
Designs	33	4 years		13	2	2	7	4
Non-compete covenant	241	5 years		72	12	12	36	24
Customer relationships	1,302	16 years		122	20	20	61	40

Total Neat Solutions Acquisition	2,468	14 years	*	296	49	48	148	97

Bibsters® Acquistion on May 27, 2010:
Trademarks	629	15 years		25	11	—	25	—
Patents	553	10 years		32	14	—	32	—
Customer relationships	328	14 years		14	6	—	14	—

Total Bibsters® Acquistion	1,510	13 years	*	71	31	—	71	—
Internally developed intangible assets	136	10 years		34	3	2	8	6

Total other intangible assets	$12,112			$4,993	$309	$346	$907	$1,265

*	Weighted-Average

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS
The following table contains results of operations for the three and nine-month periods ended December 26, 2010 and December 27, 2009 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-month Periods Ended				Nine-month Periods Ended
	December 26, 2010	December 27, 2009	Change	Change	December 26, 2010	December 27, 2009	Change	Change
Net sales by category
Bedding, blankets and accessories	$16,718	$15,802	$916	5.8%	$46,572	$46,608	$(36)	-0.1%
Bibs, bath and disposable products	5,220	4,844	376	7.8%	16,244	13,486	2,758	20.5%
Total net sales	21,938	20,646	1,292	6.3%	62,816	60,094	2,722	4.5%
Cost of products sold	17,531	16,008	1,523	9.5%	48,463	46,973	1,490	3.2%
Gross profit	4,407	4,638	(231)	-5.0%	14,353	13,121	1,232	9.4%
% of net sales	20.1%	22.5%			22.8%	21.8%
Marketing and administrative expenses	3,047	2,746	301	11.0%	9,581	8,625	956	11.1%
% of net sales	13.9%	13.3%			15.3%	14.4%
Interest expense	112	181	(69)	-38.1%	334	581	(247)	-42.5%
Other income	(8)	9	(17)	-188.9%	1	(30)	31	-103.3%
Income tax expense	460	598	(138)	-23.1%	1,711	1,409	302	21.4%
Income from continuing operations after taxes	780	1,122	(342)	-30.5%	2,728	2,476	252	10.2%
Discontinued operations — net of taxes	(5)	(9)	4	-44.4%	(13)	(22)	9	-40.9%
Net income	775	1,113	(338)	-30.4%	2,715	2,454	261	10.6%
% of net sales	3.5%	5.4%			4.3%	4.1%
Net Sales: Sales of bedding, blankets and accessories increased by $916,000 for the three-month period of fiscal 2011 as compared to the same period in fiscal 2010, resulting from the successes of new designs and promotions that exceeded the decreases related to programs that were discontinued and had lower replenishment orders.
Sales of bedding, blankets and accessories were virtually the same for the nine-month periods of fiscal years 2011 and 2010 as the increases from new bedding and blanket programs were matched by decreases from discontinued programs and lower replenishment orders.

Sales of bib, bath and disposable products increased for the three-month period of fiscal year 2011 as compared to the same period in fiscal year 2010 primarily as a result of the Bibsters® Acquisition.
Sales of bib, bath and disposable products increased for the nine-month period of fiscal year 2011 as compared to the same period in fiscal year 2010 primarily as a result of an increase of $2.3 million in the aggregate due to the Neat Solutions Acquisition and the Bibsters® Acquisition.
Gross Profit: Gross profit decreased in amount and as a percentage of net sales for the three-month period of fiscal year 2011 as compared to the same period of fiscal year 2010. During the current year period, the Company made promotional sales to one of its major retail customers, resulting in a contribution margin from sales to that customer that was lower than in the prior year period. The Company incurred higher raw material, labor, transportation and currency costs in the current year period associated with the Company’s sourcing operations in China, as well as a royalty shortfall from a major licensor that was $95,000 higher than in the prior year period. Offsetting these increases was a decrease in amortization costs of $69,000 in the current year period associated with the acquisition of the baby products line of Springs Global in November 2007.
Gross profit increased in amount and as a percentage of net sales for the nine-month period of fiscal year 2011 as compared to the same period of fiscal year 2010. The contributions from the Neat Solutions Acquisition and the Bibsters® Acquisition have provided incrementally higher margins by increasing sales without proportionately increasing fixed overhead costs. Also, amortization costs associated with the acquisition of the baby products line of Springs Global in November 2007 decreased by $483,000 for the nine-month period of the current year.
Marketing and Administrative Expenses: Marketing and administrative expenses for the three and nine-month periods of fiscal year 2011 increased as compared to the same periods of fiscal year 2010. Advertising costs were $64,000 and $164,000 higher in the three and nine-month periods of the current year, respectively. The Company incurred approximately $250,000 in non-recurring professional fees in connection with certain corporate governance matters in each of the three and nine-month periods of the current year that were not incurred in the prior year. The Company also incurred costs of $401,000 for the nine-month period of the current year that were associated with the Company’s proxy contest that were not incurred in the prior year.
Interest Expense: The decrease in interest expense for the three and nine-month periods of fiscal year 2011 as compared to the same period in fiscal year 2010 is due to lower balances on the Company’s revolving line of credit and term loan.
Income Tax Expense: The Company’s provision for income taxes on continuing operations is based upon an effective tax rate of 38.5% for the nine-month period of fiscal year 2011 as compared to 36.3% for the same period of fiscal year 2010.
The Company has traditionally attempted to increase its prices to offset inflation but cannot assure that it will be successful in this regard in the future.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash of $216,000 was provided by operating activities for the nine-month period ended December 26, 2010, compared to $10.9 million provided by operating activities for the nine-month period ended December 27, 2009. The decrease in cash provided by operating activities in the current year was due to a higher increase in inventory balances and a lower reduction of accounts receivable balances, offset by a higher increase in accounts payable balances.
Net cash used in investing activities was $1.7 million in the current year compared to $5.1 million in the prior year. Cash used in investing activities in the current year included $2.1 million associated with the Bibsters® Acquisition, offset by proceeds of $505,000 from the maturity of a certificate of deposit purchased in the prior year in connection with the issuance on behalf of the Company of a standby letter of credit to guarantee the payment of certain of the Company’s royalty obligations. Cash used in investing activities in the prior year included $4.4 million associated with the Neat Solutions Acquisition.

Net cash provided by financing activities in the current year was $1.4 million compared to cash of $20.1 million used in financing activities in the prior year. There were net borrowings of $4.2 million in the current year on the Company’s revolving line of credit compared to $18.1 million in net repayments in the prior year, the largest portion of which came from a reduction of the Company’s cash reserves in December 2009. The Company had built up its cash reserves in the prior year by drawing upon its revolving line of credit in order to preserve the Company’s ability to meet its working capital needs in the event that the Company’s primary lender should suffer an adverse liquidity event that would jeopardize the Company’s ability to draw upon its revolving line of credit. The Company also paid $562,000 in dividends in the current year as compared to none in the prior year and had $333,000 in higher repayments of the Company’s term debt obligations in the current year as compared to the prior year.
Total debt outstanding under the Company’s credit facilities before the reduction for the original issue discount on the non-interest bearing notes increased from $5.9 million at December 27, 2009 to $7.7 million at December 26, 2010. The increase is due primarily to outlays to fund the Bibsters® Acquisition. At December 26, 2010, there was a balance of $5.7 million due on the revolving line of credit, there was a $500,000 letter of credit outstanding and the Company had $16.6 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.
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
To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements. CIT approves customer accounts and credit lines and collects the Company’s accounts receivable balances. Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned. If a customer fails to pay CIT on the due date, the Company is charged interest on the unpaid balance at prime plus 1.0%, which was 4.25% at December 26, 2010, until payment is received. The Company incurred interest expense of $19,000 and $15,000 for the three-month periods ended December 26, 2010 and December 27, 2009, respectively, and $54,000 and $50,000 for the nine-month periods ended December 26, 2010 and December 27, 2009, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date. CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits. The Company bears the responsibility for adjustments related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.
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
During the three-month period ended December 26, 2010, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.
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
(c) Issuer Purchases of Equity Securities.
The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended December 26, 2010.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
September 27, 2010 through October 31, 2010	12,668	$5.41	0	$0
November 1, 2010 through November 28, 2010	6,478	$5.32	0	$0
November 29, 2010 through December 26, 2010	0	$0	0	$0

Total	19,146	$5.38	0	$0

(1)
The shares purchased from September 27, 2010 through December 26, 2010 consist of shares of common stock surrendered to the Company in payment of the exercise price and income tax withholding obligations relating to the exercise of stock options.

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

CROWN CRAFTS, INC.
Date: February 9, 2011	/s/ Olivia W. Elliott
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