Form 10-K
period 2011-04-03
CROWN CRAFTS INC
filed 2011-06-13
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 24, 2010 (the last business day of the Company’s most recently completed second fiscal quarter) was $28.9 million.

As of June 1, 2011, 9,621,323 shares of the Company’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

PART I

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

The Company's fiscal year ends on the Sunday nearest March 31.  References herein to “fiscal year 2011” or “2011” and “fiscal year 2010” or “2010” represent the 53- and 52-week periods ended April 3, 2011 and March 28, 2010, respectively.

Through April 2007, the Company’s operations included those of an additional subsidiary, Churchill Weavers, Inc. (“Churchill”).  On February 2, 2007, the Company announced that it would liquidate Churchill.  In accordance with accounting guidelines, in fiscal years 2011 and 2010, the real property that continues to be held in Churchill, which has no other material assets, is classified as held for sale in the Company’s consolidated balance sheets, and the operations of Churchill are classified as discontinued operations in the Company’s consolidated statements of income.

Products

The Company's primary focus is on infant, toddler and juvenile products, including crib and toddler bedding; blankets; nursery accessories; room décor; disposable and reusable bibs and floor mats; burp cloths; bathing accessories; disposable placemats, cup labels, toilet seat covers and changing mats; diaper bags; pet beds and blankets; and other infant, toddler, juvenile and pet soft goods.

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

Substantially all products are sold to retailers for resale to consumers. The Company's subsidiaries introduce new products throughout the year and participate at the ABC Kids Expo, the National Restaurant Association Restaurant, Hotel-Motel Show, the Super Zoo Expo, the Global Pet Expo and the General Merchandising and Health Beauty Wellness Conferences presented by the Global Market Development Center.

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

Order Backlog

Management estimates the backlog of customer orders was $5.5 million and $5.8 million at June 1, 2011 and June 4, 2010, respectively.  Historically the majority of these unfilled orders are shipped within approximately four weeks.  There is no assurance that the backlog at any point in time will translate into sales in any particular subsequent period.  Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlog is a meaningful or material indicator of future business.

Employees

At June 1, 2011, the Company had 157 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement.  The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement.  The Company considers its relationship with its employees to be good.

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

Raw Materials

The principal raw materials used in the manufacture of the Company’s product offerings are as follows:

Product Group	Principal Raw Materials
Comforters, sheets and related accessories	Printed, woven and solid color cotton and poly-cotton and polyester fabrics, with polyester fibers used as filling materials

Reusable bibs	Cotton/polyester knit terry, cotton woven terry and water-resistant fabrications

Disposable placemats and floor mats	Polyethylene (PE)

Disposable bibs, toilet seat covers and changing mats	Cellulose and non-woven paper

Reusable floor mats	Polyethylene vinyl acetate (PEVA)

Although the Company normally maintains relationships with a limited number of suppliers, the Company believes that these raw materials are readily available from several alternative sources in quantities sufficient to meet the Company's requirements.

The Company uses significant quantities of cotton, either in the form of cotton or cotton-blended fabrics. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and supply and demand considerations, both domestically and internationally.  In addition, the price of oil affects key components of the raw material prices in our products (e.g., 100% polyester fill, polyester fabrics, PE, PEVA and packaging).  Significant increases in the prices of cotton and oil could adversely affect the Company's operations.

Product Sourcing

The Company's products are produced by foreign and domestic manufacturers, with the largest concentration being in China.  The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of quotas and duties.  The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor product quality and to ensure compliance with labor requirements.  In addition, the Company closely monitors the currency exchange rate.  The impact of future fluctuations in the exchange rate or changes in safeguards cannot be predicted with certainty at this time.

The Company maintains a foreign representative office located in Shanghai, China, which is responsible for the coordination of production, purchases and shipments, seeking out new vendors and overseeing inspections for social compliance and quality.

The Company’s products are warehoused and distributed from facilities located in Los Angeles County, California.

Customers

The Company's customers consist principally of mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts, wholesale clubs and catalog retailers.  The Company does not generally enter into long-term or other purchase agreements with its customers.  The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2011 and 2010.

	Fiscal Year
	2011	2010

Wal-Mart Stores, Inc.	38%	43%
Toys R Us	22%	21%
Target Corporation	11%	*
* Amount represented less than 10% of the Company's gross sales for this fiscal year.

Seasonality and Inventory Management

In each of fiscal years 2011 and 2010, the Company’s sales were lowest in the first quarter and highest in the fourth quarter, although there has been some variation in the seasonal demand for the Company’s products from year to year.  Sales are generally higher in periods when customers take initial shipments of new products, as these orders typically include enough products for initial sets for each store and additional quantities for the customer’s distribution centers.  The timing of these initial shipments varies by customer and depends on when the customer finalizes store layouts for the upcoming year and whether the customer has any mid-year introductions of products.  Sales may also be higher or lower, as the case may be, in periods when customers are opening new stores or closing existing stores.  Consistent with the expected introduction of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers.  Customer returns of merchandise shipped are historically less than 1% of gross sales.

International Sales

Sales to customers in countries other than the United States represented 2% of the Company’s gross sales in each of fiscal years 2011 and 2010.  International sales are based upon the location that predominately represents the final destination of the products delivered to the Company’s customers.

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

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business.  Sales of products marketed under the Company’s trademarks, primarily NoJo®, accounted for 23% of the Company’s total gross sales during fiscal year 2011.  Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks.  Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements.  The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension.  Sales of licensed products represented 50% of the Company’s gross sales in fiscal year 2011, which included 38% of sales under the Company's license agreements with affiliated companies of The Walt Disney Company (“Disney”).  The table below sets forth the Company’s license agreements with Disney as of June 1, 2011.

License Agreement	Expiration

Toddler Bedding	December 31, 2011
Infant Bedding and Décor	December 31, 2012
International Distribution	March 31, 2013
Disposable Products	December 31, 2013

The Company's commitment for minimum guaranteed royalty payments under its license agreements as of April 3, 2011 was $3.1 million, including $1.8 million, $1.1 million and $210,000 due in fiscal years 2012, 2013 and 2014, respectively.  The Company believes that its future sales of licensed products will exceed the amounts required to satisfy the minimum royalty guarantees. The Company's total royalty expense was $7.3 million and $7.0 million for fiscal years 2011 and 2010, respectively.

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

The Company’s top three customers represented approximately 71% of gross sales in fiscal year 2011.  Although the Company does not enter into contracts with its key customers, it expects them to continue to be a significant portion of its gross sales in the future.  The loss of one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 50% of the Company’s gross sales in fiscal year 2011, which included 38% of sales associated with the Company’s license agreements with Disney.  The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses.

Economic conditions could adversely affect the Company’s raw material prices.

The Company uses significant quantities of cotton, either in the form of cotton fabric or cotton/polyester fabric. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and other factors, such as supply and demand considerations, both domestically and internationally.  In addition, increased oil prices affect key components of the raw material prices in our products.  Significant increases in the prices of cotton and oil could adversely affect the raw material prices in our products (e.g., 100% polyester fill, polyester fabrics, PE, PEVA and packaging).  If the Company is unable to pass these cost increases along to its customers, its profitability could be adversely affected.

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

Economic conditions, including the availability of credit and the possibility of a global recession, could adversely impact the Company’s business.  These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories and increased pressure on the prices of the Company’s products.  Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, the factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of the factor doing so may increase due to a change in economic conditions.  Such an action by the factor would result in the loss of future sales to the affected customer.

Currency exchange rate fluctuations and other supplier-related risks could increase the Company’s expenses.

The Company’s products are manufactured by foreign contract manufacturers, with the largest concentration being in China.  Difficulties encountered by these suppliers, such as fire, accident, natural disasters, outbreaks of contagious diseases or economic and political instability could halt or disrupt production of the Company’s products.  Also, the prices paid by the Company to these suppliers could increase if raw materials, labor or other costs increase.  In addition, restrictive actions by foreign governments, a strengthening of the Chinese currency versus the U.S. dollar or changes in import duties or import or export restrictions could increase the prices at which the Company purchases finished goods.  If the Company is unable to pass these cost increases along to its customers, its profitability could be adversely affected.

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

The Company’s ability to make scheduled payments of principal and interest on its debts, to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance.  The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control.  The breach of any of these covenants could result in a default under the Company’s financing agreement.  Upon the occurrence of an event of default, the Company’s lenders could declare all amounts outstanding under such credit facilities to be immediately due and payable.  If a default were to occur, there can be no assurance that the Company’s assets would be sufficient to repay in full that indebtedness.

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

The Company must comply with the Consumer Product Safety Improvement Act, which imposes strict standards to protect children from potentially harmful products and which requires that the Company’s products be tested to ensure that they are within acceptable levels for lead and phthalates.  The Company must also comply with related regulations developed by the Consumer Product Safety Commission and similar state regulatory authorities.  The Company’s products could be subject to involuntary recalls and other actions by these authorities, and concerns about product safety may lead the Company to voluntarily recall, accept returns or discontinue the sale of selected products.  Product liability claims could exceed or fall outside the scope of the Company’s insurance coverage.  Recalls or product liability claims could result in decreased consumer demand for the Company’s products, damage to the Company’s reputation, a diversion of management’s attention from its business, and increased customer service and support costs, any or all of which could adversely affect the Company’s operating results.

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

ITEM 2.  Properties

The Company's headquarters are located in Gonzales, Louisiana.  The Company rents 17,761 square feet at this location under a lease that expires January 31, 2012.  Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The Company's business is somewhat seasonal so that during certain times of the year these facilities are fully utilized, while at other times of the year the Company has excess capacity in these facilities.  The table below sets forth certain information regarding the Company's principal real property as of June 1, 2011:

Location	Use	Approximate Square Feet	Owned/ Leased
Gonzales, Louisiana	Administrative and sales office	17,761	Leased
Berea, Kentucky (*)	Vacant	53,056	Owned
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Los Angeles County, California	Warehouse and distribution center	55,104	Leased
Rogers, Arkansas	Sales office	1,625	Leased
Shanghai, People’s Republic of China	Office	1,550	Leased

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

PART II

ITEM 5.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company is authorized to issue up to 75,000,000 shares of capital stock, 74,000,000 of which are classified as common stock, par value $0.01 per share, and 1,000,000 of which are classified as preferred stock, par value $0.01 per share. On June 1, 2011, there were 9,621,323 shares of the Company's Series A common stock issued and outstanding.  No shares of the Company’s preferred stock or any other series of common stock have been issued.

Market Information and Price

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “CRWS”.  On June 1, 2011, the closing stock price of the Company’s common stock was $4.90 per share.  The table below sets forth the high and low closing price per share of the Company's common stock and the cash dividends per share declared on the Company’s common stock for each quarter of fiscal years 2011 and 2010.

Quarter	High	Low	Cash Dividends Declared
Fiscal Year 2011
First Quarter	$4.44	$3.15	$0.02
Second Quarter	4.78	3.89	0.02
Third Quarter	5.70	4.70	0.02
Fourth Quarter	5.45	4.37	0.03
Fiscal Year 2010
First Quarter	$2.25	$1.86	$-0-
Second Quarter	3.27	2.65	-0-
Third Quarter	3.45	2.50	-0-
Fourth Quarter	3.50	2.56	0.02

Holders of Common Stock

As of June 1, 2011, there were approximately 279 registered holders of the Company’s Series A common stock.

Dividends

In addition to the cash dividends declared as set forth in the table above, the Company’s Board of Directors in May 2011 declared a quarterly cash dividend on the Company’s common stock of $0.03 per share to stockholders of record at the close of business on June 17, 2011 and payable on July 8, 2011.  The Company’s credit facility permits the Company to declare quarterly cash dividends of up to $500,000 on its common stock.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the 14-week period ended April 3, 2011.

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or
Period	Purchased (1)	Per Share	Programs	Programs
December 27, 2010 through January 30, 2011	0	$0	0	$0
January 31, 2011 through February 27, 2011	3,836	$5.05	0	$0
February 28, 2011 through April 3, 2011	0	$0	0	$0
Total	3,836	$5.05	0	$0

(1)
The shares purchased from January 31, 2011 through February 28, 2011 consist of shares of common stock surrendered to the Company in payment of the exercise price and income tax withholding obligations relating to the exercise of stock options.

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

Results of Operations

The following table contains results of operations for fiscal years 2011 and 2010 and the dollar and percentage changes for those periods (in thousands, except percentages).

	2011	2010	Change	Change
Net sales by category
Bedding, blankets and accessories	$66,315	$66,378	$(63)	-0.1%
Bibs, bath and disposable products	23,656	19,688	3,968	20.2%
Total net sales	89,971	86,066	3,905	4.5%
Cost of products sold	69,880	65,837	4,043	6.1%
Gross profit	20,091	20,229	(138)	-0.7%
% of net sales	22.3%	23.5%
Marketing and administrative expenses	12,459	11,469	990	8.6%
% of net sales	13.8%	13.3%
Interest expense	460	692	(232)	-33.5%
Other income (expense)	3	(63)	66	-104.8%
Income tax expense	2,772	3,103	(331)	-10.7%
Income from continuing operations	4,403	4,902	(499)	-10.2%
Discontinued operations - net of taxes	(97)	(122)	25	-20.5%
Net income	4,306	4,780	(474)	-9.9%
% of net sales	4.8%	5.6%

Net Sales:  Sales of bedding, blankets and accessories were virtually the same for fiscal years 2011 and 2010 as the increases from new bedding and blanket programs were matched by decreases from discontinued programs and lower replenishment orders.

Sales of bib, bath and disposable products increased in fiscal year 2011 as compared to the prior year primarily as a result of an increase of $3.0 million in the aggregate due to the Company’s acquisition of substantially all of the assets of Neat Solutions, Inc. on July 2, 2009 (the “Neat Solutions Acquisition”) and the Company’s acquisition of the Bibsters® product line of disposable infant bibs from The Procter & Gamble Company on May 27, 2010 (the “Bibsters® Acquisition”).

Gross Profit: Gross profit decreased in amount and as a percentage of net sales in fiscal year 2011 from fiscal year 2010.  The decreases were due to higher raw material costs, primarily cotton, as well as an increase in labor, transportation and currency costs associated with the Company’s sourcing activities in China.  The Company also sustained higher royalty shortfalls in fiscal 2011 from several of its licensors and had higher levels of promotional sales, which were at contribution margins that were lower than in fiscal year 2010.  Offsetting these cost increases were decreased amortization costs of $483,000 associated with the Company’s acquisition of the baby products line of Springs Global US, Inc. on November 5, 2007.

Marketing and Administrative Expenses:  Marketing and administrative expenses for fiscal year 2011 increased in amount and as a percentage of net sales as compared to fiscal year 2010.  The Company incurred increased advertising costs of $324,000 in the current year as compared to the prior year.  The Company also incurred certain costs in the current year which were not incurred in the prior year, primarily $254,000 in professional fees associated with certain corporate governance matters and $401,000 of costs in connection with the proxy contest related to the 2010 annual meeting of stockholders.

Interest Expense:  The decrease in interest expense for fiscal year 2011 as compared to fiscal year 2010 is due to lower average balances on the Company’s revolving line of credit and term loan.

Income Tax Expense:  The Company’s provision for income taxes on continuing operations is based on effective tax rates that were virtually unchanged at 38.6% for fiscal year 2011 as compared to 38.8% for fiscal year 2010.

The Company has endeavored to increase its prices to offset inflationary increases in its raw materials and other costs, but there is no assurance that the Company will be successful in maintaining such price increases or in effecting such price increases in a manner that will provide a timely match to the cost increases.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top three customers, which represented approximately 71% of the Company’s gross sales in fiscal year 2011.  A significant downturn experienced by any or all of these customers could lead to pressure on the Company’s revenues.  The Company has also faced higher raw material costs, primarily cotton, as well as increases in labor, transportation and currency costs associated with the Company’s sourcing activities in China.  Continued increases in these costs will adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases do not closely match the cost increases.  For a further discussion of trends, uncertainties and other factors that could impact the Company’s operating results, see “Risk Factors” in Item 1A.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities was $2.0 million for the year ended April 3, 2011, compared to $10.5 million for the year ended March 28, 2010.  The decrease in cash provided by operating activities was primarily due to changes in inventory and accounts receivable balances.

Net cash used in investing activities was $1.8 million in fiscal year 2011 compared $5.1 million in the prior year.  Cash used in investing activities was primarily associated with the Bibsters® Acquisition in fiscal year 2011 and the Neat Solutions Acquisition in fiscal year 2010.

Net cash used in financing activities was $109,000 in the current year compared to $20.6 million in the prior year.  There were net borrowings of $2.9 million in the current year on the Company’s revolving line of credit compared to $18.6 million in net repayments in the prior year, the largest portion of which came from a reduction of the Company’s cash reserves in December 2009.  The Company had built up its cash reserves in the prior year by drawing on its revolving line of credit in order to preserve its ability to meet its working capital needs in the event that its primary lender should suffer an adverse liquidity event that would jeopardize the Company’s ability to access its revolving line of credit.  The Company also paid $752,000 in dividends in the current year as compared to none in the prior year and had $333,000 in higher repayments of the Company’s term debt obligations in the current year.

Total debt outstanding under the Company’s credit facilities before the reduction for the original issue discount on the Company’s non-interest bearing notes increased from $5.4 million at March 28, 2010 to $6.3 million at April 3, 2011.  The increase is due primarily to a $2.1 million cash outlay to fund the Bibsters® Acquisition and $752,000 in dividend payments, which was offset by net repayments from the Company’s operating cash flow.

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

At April 3, 2011 and March 28, 2010, the Company’s long-term debt consisted of the following (in thousands):

	April 3, 2011	March 28, 2010
Revolving line of credit	$4,336	$1,422
Non-interest bearing notes	2,000	4,000
Original issue discount	(48)	(232)
	6,288	5,190
Less current maturities	1,952	1,952
	$4,336	$3,238

The Company’s credit facilities at April 3, 2011 consisted of the following:

  Revolving Line of Credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc., of up to $26.0 million, including a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00% (4.25% at April 3, 2011) for base rate borrowings or LIBOR plus 3.00% (3.24615% at April 3, 2011), maturing on July 11, 2013 and secured by a first lien on all assets of the Company.  As of April 3, 2011, the Company had elected to pay interest on the revolving line of credit under the LIBOR option.  Also under the financing agreement, a monthly fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit.  This unused line fee amounted to $47,000 and $18,000 during fiscal years 2011 and 2010, respectively.  At April 3, 2011, there was a balance due on the revolving line of credit of $4.3 million, there was a $500,000 letter of credit outstanding and the Company had $18.6 million available under the revolving line of credit based on eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries.

Subordinated Notes totaling $2.0 million which do not bear interest and are due on July 11, 2011.  The original issue discount of $48,000 on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes.

Minimum annual maturities of the Company’s credit facilities as of April 3, 2011 are as follows (in thousands):

Fiscal
Year	Revolver	Sub Notes	Total
2012	$-	$2,000	$2,000
2013	-	-	-
2014	4,336	-	4,336
Total	$4,336	$2,000	$6,336

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements.  Under the terms of the factoring agreements, which expire on July 11, 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned.  If a customer fails to pay CIT by the due date, the Company is charged interest at prime plus 1.0%, which was 4.25% at April 3, 2011, until payment is received.  The Company incurred interest expense of $77,000 and $67,000 in fiscal years 2011 and 2010, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date.  CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination or limitation were to occur, the Company would either assume the credit risks for shipments to the customer after the date of such termination or limitation or cease shipments to such customer.  The Company incurred factoring fees under the agreements of $539,000 and $619,000 during fiscal years 2011 and 2010, respectively.

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”), as well as the Securities Act, the Exchange Act and the rules and regulations thereunder as administered by the SEC.  References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period.  The listing below, while not inclusive of all of the Company's accounting policies, sets forth those accounting policies which the Company's management believes embody the most significant judgments due to the uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

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

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as advertising and warehouse allowances and volume rebates.  These deductions are recorded throughout the year commensurate with sales activity.  Funding of the majority of the Company’s allowances occurs on a per-invoice basis.  The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, markdowns and warehouse and other allowances.  All such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities.  When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance.  The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels.  The timing of the customer initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period.  The timing of such funding requests should have a minimal impact on the consolidated statements of income since such costs are accrued commensurate with sales activity.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its receivables under factoring agreements with CIT.  In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss.  The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable when evaluating the adequacy of its allowance for doubtful accounts, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms.  The Company’s accounts receivable at April 3, 2011 amounted to $18.7 million, net of allowances of $1.4 million.  Of this amount, $17.8 million was due from CIT under the factoring agreements, which represents the maximum amount of loss that the Company could incur if CIT failed completely to perform its obligations thereunder.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts.  These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers.  Royalty expense is included in cost of sales and amounted to $7.3 million and $7.0 million for fiscal years 2011 and 2010, respectively.

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances.  Such amount is presented as a current asset in the Company's consolidated balance sheets and is a direct determinant of cost of goods sold in the consolidated statements of income and, therefore, has a significant impact on the amount of net income reported in the accounting periods.  The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to acquire inventory, bring it to a condition suitable for sale, and store it until it is sold.  Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.  The determination of the indirect charges and their allocation to the Company's finished goods inventories is complex and requires significant management judgment and estimates.  If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company's inventories and in the amount and timing of the Company's cost of goods sold and resulting net income for the reporting period.

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle.  To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established.  To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of goods sold in the Company's consolidated statements of income.  Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly.  Significant management judgment is required in determining the amount and adequacy of this allowance.  In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company's financial position and results of operations.

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

The Company tests the carrying value of its goodwill annually on the first day of the Company’s fiscal year.  An additional impairment test is performed during the year whenever an event or change in circumstances suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes that are based on the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.  The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed.

The Company's provision for income taxes on continuing operations is based on effective tax rates of 38.6% and 38.8% in fiscal years 2011 and 2010, respectively.  These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes (net of federal tax benefit) in the various states in which the Company operates.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.  Tax years still open to federal or state general examination or other adjustment as of April 3, 2011 were the tax years ended March 30, 2008, March 29, 2009, March 28, 2010 and April 3, 2011, as well as the tax year ended April 1, 2007 for several states.  The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

Recently Issued Accounting Standards

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is intended to improve consistency across jurisdictions to ensure that U.S. GAAP and International Financial Reporting Standards (“IFRSs”) fair value measurement and disclosure requirements are described in the same way.  For public entities, the amendments in this ASU are to be applied prospectively effective for annual periods beginning after December 15, 2011, and early application is not permitted.  The Company does not anticipate that its adoption of ASU No. 2011-04 on April 2, 2012 will impact its consolidated financial statements.

ITEM 8.  Financial Statements and Supplementary Data

See pages 18 and F-1 through F-19 hereof.

ITEM 9A.  Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of April 3, 2011.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fourth fiscal quarter ended April 3, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the Company's directors and executive officers will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2011 (the "Proxy Statement") under the captions "Proposal 1 – Election of Directors" and “Executive Officers” and is incorporated herein by reference.  The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.  The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference.  The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Board Committees and Meetings” and “Report of the Audit Committee” and is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of April 3, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2006 Omnibus Incentive Plan	695,000	$3.51	337,000

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Director Independence” and "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditor”  in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of April 3, 2011 and March 28, 2010
- Consolidated Statements of Income for the Fiscal Years Ended April 3, 2011 and March 28, 2010
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended April 3, 2011 and March 28, 2010
- Consolidated Statements of Cash Flows for the Fiscal Years Ended April 3, 2011 and March 28, 2010
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

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Expenses(1)	Deductions(2)	Balance at End of Period
(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended March 28, 2010
Allowance for doubtful accounts	$0	$20	$16	$4
Allowance for customer deductions	$1,581	$5,970	$6,317	$1,234

Year Ended April 3, 2011
Allowance for doubtful accounts	$4	$0	$4	$0
Allowance for customer deductions	$1,234	$7,113	$6,952	$1,395
_________

(1)	Charge to the allowance for doubtful accounts for fiscal year 2010 represents the allowance recorded in connection with the Neat Solutions Acquisition.
(2)	Deductions from the allowance for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits
2.1	—	Asset Purchase Agreement dated as of July 2, 2009 by and among Hamco, Inc., Neat Solutions, Inc. and each of the shareholders of Neat Solutions, Inc. (11)
2.2	—	Purchase Agreement for Bibsters Intellectual Property dated as of May 27, 2010 by and between Hamco, Inc. and The Procter & Gamble Company. (14)
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (3)
3.2	—	Amended and Restated Bylaws of the Company. (15)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company. (3)
4.2	—	Instruments defining the rights of security holders are contained in the Amended and Restated Bylaws of the Company (15)
4.3	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 11, 2009). (10)
4.4	—	Form of Incentive Stock Option Agreement. (6)
4.5	—	Form of Non-Qualified Stock Option Agreement (Employees). (6)
4.6	—	Form of Non-Qualified Stock Option Agreement (Directors). (6)
4.7	—	Form of Restricted Stock Grant Agreement (Form A). (6)
4.8	—	Form of Restricted Stock Grant Agreement (Form B). (6)
10.1	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut. (1)
10.2	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut. (4)
10.3	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Amy Vidrine Samson. (4)
10.4	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman. (4)
10.5	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (5)
10.6	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (5)
10.7	—	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc. (5)
10.8	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Wachovia Bank, National Association. (5)
10.9	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to Banc of America Strategic Solutions, Inc. (5)
10.10	—	Secured Subordinated Promissory Note dated July 11, 2006 issued by the Company to The Prudential Insurance Company of America. (5)
10.11	—	Security Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and Wachovia Bank, National Association, as Agent. (5)
10.12	—	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to Wachovia Bank, National Association, as Agent. (5)
10.13	—	Noncompetition and Non-Disclosure Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc. (7)

10.14	—
First Amendment to Financing Agreement dated as of November 5, 2007 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (7)

10.15	—	First Amendment to Mortgage, Assignment of Leases and Rents, and Security Agreement dated November 5, 2007 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc. (7)
10.16	—	Employment Agreement dated November 6, 2008 by and between the Company and Olivia W. Elliott (8)
10.17	—	First Amendment to Employment Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut. (9)
10.18	—	First Amendment to Amended and Restated Severance Protection Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut. (9)
10.19	—	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Amy Vidrine Samson. (9)
10.20	—	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Nanci Freeman. (9)
10.21	—
Third Amendment to Financing Agreement dated as of July 2, 2009 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (11)

10.22	—
Fifth Amendment to Financing Agreement dated as of February 9, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (12)

10.23	—
Sixth Amendment to Financing Agreement dated as of March 5, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (13)

10.24	—
Seventh Amendment to Financing Agreement dated as of May 27, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (14)

14.1	—	Code of Ethics. (4)
21.1	—	Subsidiaries of the Company. (16)
23.1	—	Consent of KPMG LLP. (16)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (16)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (16)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (16)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (16)

__________________

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.
(2)	Incorporated herein by reference to Registrant’s Registration Statement on Form 8-A/A dated August 13, 2003.
(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(4)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(6)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.
(10)	Incorporated herein by reference to Registrant’s Proxy Statement on Schedule 14A dated July 3, 2009.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 10, 2010.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(15)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2011.
(16)	Filed herewith.

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

By:   /s/ E. Randall Chestnut
E. Randall Chestnut
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut	Chairman of the Board, President and	June 9, 2011
E. Randall Chestnut	Chief Executive Officer (Principal Executive Officer)

/s/ Jon C. Biro	Director	June 9, 2011
Jon C. Biro

/s/ Melvin L. Keating	Director	June 9, 2011
Melvin L. Keating

/s/ Sidney Kirschner	Director	June 9, 2011
Sidney Kirschner

/s/ Joseph Kling	Director	June 9, 2011
Joseph Kling

/s/ Zenon S. Nie	Director	June 9, 2011
Zenon S. Nie

/s/ Donald Ratajczak	Director	June 9, 2011
Donald Ratajczak

/s/ Olivia W. Elliott	Vice President and Chief Financial Officer	June 9, 2011
Olivia W. Elliott	(Principal Financial Officer and Principal Accounting Officer)

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Crown Crafts, Inc.

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of April 3, 2011 and March 28, 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II included in Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of April 3, 2011 and March 28, 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Baton Rouge, Louisiana
June 13, 2011

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 3, 2011 and March 28, 2010

	April 3, 2011	March 28, 2010
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$205	$75
Accounts receivable (net of allowances of $1,395 at April 3, 2011 and $1,238 at March 28, 2010):
Due from factor	17,819	17,633
Other	834	388
Inventories	13,560	10,453
Prepaid expenses	2,360	1,625
Temporary investments - restricted	-	505
Assets held for sale	275	396
Deferred income taxes	230	399
Total current assets	35,283	31,474
Property, plant and equipment - at cost:
Vehicles	58	58
Land, buildings and improvements	215	212
Machinery and equipment	2,622	2,537
Furniture and fixtures	730	764
	3,625	3,571
Less accumulated depreciation	3,153	3,020
Property, plant and equipment - net	472	551
Intangible assets - at cost:
Goodwill	1,126	864
Customer relationships	5,411	5,083
Other intangible assets	6,674	5,496
	13,211	11,443
Less accumulated amortization	5,290	4,086
Intangible assets - net	7,921	7,357
Other assets:
Deferred income taxes	1,904	1,904
Other	122	106
Total other assets	2,026	2,010
Total Assets	$45,702	$41,392

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,050	$5,563
Accrued wages and benefits	1,167	838
Accrued royalties	1,181	1,051
Income taxes currently payable	409	1,048
Other accrued liabilities	212	205
Current maturities of long-term debt	1,952	1,952
Total current liabilities	9,971	10,657
Non-current liabilities:
Long-term debt	4,336	3,238

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock - $0.01 par value per share; Authorized 1,000,000 shares; No shares issued at April 3, 2011 and March 28, 2010	-	-
Common stock - $0.01 par value per share; Authorized 74,000,000 shares; Issued 10,830,772 shares at April 3, 2011 and 10,288,940 shares at March 28, 2010	108	103
Additional paid-in capital	42,227	41,007
Treasury stock - at cost - 1,248,162 shares at April 3, 2011 and 1,074,025 shares at March 28, 2010	(4,358)	(3,580)
Accumulated deficit	(6,582)	(10,033)
Total shareholders' equity	31,395	27,497
Total Liabilities and Shareholders' Equity	$45,702	$41,392

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended April 3, 2011 and March 28, 2010

	2011	2010
	(amounts in thousands,
	except per share amounts)

Net sales	$89,971	$86,066
Cost of products sold	69,880	65,837
Gross profit	20,091	20,229
Marketing and administrative expenses	12,459	11,469
Income from operations	7,632	8,760
Other income (expense):
Interest and amortization of debt discount and expense	(460)	(692)
Other - net	3	(63)
Income before income tax expense	7,175	8,005
Income tax expense	2,772	3,103
Income from continuing operations	4,403	4,902
Loss from discontinued operations - net of income taxes	(97)	(122)
Net income	$4,306	$4,780

Weighted average shares outstanding - basic	9,497	9,193

Weighted average shares outstanding - diluted	9,670	9,295

Basic earnings per share:
Income from continuing operations	$0.46	$0.53
Loss from discontinued operations - net of income taxes	(0.01)	(0.01)
Total basic earnings per share	$0.45	$0.52

Diluted earnings per share:
Income from continuing operations	$0.46	$0.53
Loss from discontinued operations - net of income taxes	(0.01)	(0.01)
Total diluted earnings per share	$0.45	$0.52

Cash dividends declared per share	$0.09	$0.02

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Fiscal years ended April 3, 2011 and March 28, 2010

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	(Dollar amounts in thousands)
Balances - March 29, 2009	10,098,441	$101	(889,051)	$(3,056)	$39,995	$(14,629)	$22,411

Issuance of shares	190,499	2			163		165
Stock-based compensation					760		760
Net tax effect of stock-based compensation					89		89
Acquisition of treasury stock			(184,974)	(524)			(524)
Net income						4,780	4,780
Dividends declared						(184)	(184)

Balances - March 28, 2010	10,288,940	103	(1,074,025)	(3,580)	41,007	(10,033)	27,497

Issuance of shares	541,832	5			351		356
Stock-based compensation					732		732
Net tax effect of stock-based compensation					137		137
Acquisition of treasury stock			(174,137)	(778)			(778)
Net income						4,306	4,306
Dividends declared						(855)	(855)

Balances - April 3, 2011	10,830,772	$108	(1,248,162)	$(4,358)	$42,227	$(6,582)	$31,395

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended April 3, 2011 and March 28, 2010

	2011	2010
	(amounts in thousands)
Operating activities:
Net income	$4,306	$4,780
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of property, plant and equipment	257	286
Amortization of intangibles	1,224	1,544
Impairment charge - assets held for sale	121	154
Deferred income taxes	169	273
(Gain) loss on sale of property, plant and equipment	(2)	16
Accretion of interest expense to original issue discount	184	262
Accretion of interest income to temporary investment - restricted	-	(5)
Stock-based compensation	732	760
Tax shortfall from stock-based compensation	(14)	(13)
Changes in assets and liabilities:
Accounts receivable	(632)	1,770
Inventories	(2,807)	1,846
Prepaid expenses	(735)	(503)
Other assets	(5)	30
Accounts payable	(616)	(1,088)
Accrued liabilities	(173)	379
Net cash provided by operating activities	2,009	10,491
Investing activities:
Capital expenditures	(205)	(165)
Maturity (purchase) of temporary investment - restricted	505	(500)
Proceeds from (cost of) disposition of assets	2	(2)
Payment to acquire the Bibsters product line	(2,072)	-
Payment to acquire the assets of Neat Solutions, Inc., net of liabilities assumed	-	(4,434)
Net cash used in investing activities	(1,770)	(5,101)
Financing activities:
Payments on long-term debt	(2,000)	(1,667)
Borrowings (repayments) under revolving line of credit, net	2,914	(18,640)
Purchase of treasury stock	(778)	(524)
Issuance of common stock	356	165
Excess tax benefit from stock-based compensation	151	102
Dividends paid	(752)	-
Net cash used in financing activities	(109)	(20,564)
Net increase (decrease) in cash and cash equivalents	130	(15,174)
Cash and cash equivalents at beginning of period	75	15,249
Cash and cash equivalents at end of period	$205	$75

Supplemental cash flow information:
Income taxes paid	$3,054	$2,304
Interest paid, net of interest received	281	437

Noncash investing activity:
Adjustment to purchase price of the assets of Neat Solutions, Inc., net of
liabilities assumed, from resolution of pre-acquisition contingency	(28)	-

Noncash financing activity:
Dividends declared but unpaid	(287)	(184)

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Fiscal Years Ended April 3, 2011 and March 28, 2010

Note 1 – Description of Business

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).  All significant intercompany balances and transactions have been eliminated in consolidation.  References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

Fiscal Year:  The Company's fiscal year ends on the Sunday nearest March 31.  References herein to “fiscal year 2011” or “2011”, and “fiscal year 2010” or “2010” represent the 53- and 52-week periods ended April 3, 2011 and March 28, 2010, respectively.

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

Financial Instruments:  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents, accounts receivable and accounts payable – For those short term instruments, the carrying value is a reasonable estimate of fair value.

•	Long term debt – The carrying value of the Company’s long term debt approximates fair value because interest rates under the Company’s borrowings are variable, based on prevailing market rates.

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products.  These products consist of infant and toddler bedding, bibs, disposable products, soft goods and accessories.  Net sales of bedding, blankets and accessories amounted to $66.3 million and $66.4 million in fiscal years 2011 and 2010, respectively.  Net sales of bibs, bath and disposable products amounted to $23.7 million and $19.7 million in fiscal years 2011 and 2010, respectively.

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

The Company tests the carrying value of its goodwill of its reporting units annually as of the first day of the Company’s fiscal year.  An additional impairment test is performed during the year whenever an event or change in circumstances suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.

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

Allowances Against Accounts Receivable:  The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as advertising and warehouse allowances and volume rebates.  These deductions are recorded throughout the year commensurate with sales activity.  Funding of the majority of the Company’s allowances occurs on a per-invoice basis.  The allowances for customer deductions, which are netted against accounts receivable in the accompanying consolidated balance sheets, consist of agreed upon advertising support, markdowns and warehouse and other allowances.  All such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities.  When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance.  The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels.  The timing of the customer-initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period.  The timing of such funding requests should have a minimal impact on the consolidated statements of income since such costs are accrued commensurate with sales activity.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable under factoring agreements with The CIT Group/Commercial Services, Inc. (“CIT”).  In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss.  The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable when evaluating the adequacy of its allowance for doubtful accounts, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms.  The Company’s accounts receivable at April 3, 2011 amounted to $18.7 million, net of allowances of $1.4 million.  Of this amount, $17.8 million was due from CIT under the factoring agreements, which represents the maximum amount of loss that the Company could incur if CIT failed completely to perform its obligations thereunder.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts.  These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers.  Royalty expense is included in cost of sales and amounted to $7.3 million and $7.0 million in 2011 and 2010, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes that are based on the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.  The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying consolidated financial statements.  Tax years open to federal or state general examination or other adjustment as of April 3, 2011 were the tax years ended March 30, 2008, March 29, 2009, March 28, 2010 and April 3, 2011, as well as the tax year ended April 1, 2007 for several states.  The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances.  Such amount is presented as a current asset in the accompanying consolidated balance sheets and is a direct determinant of cost of goods sold in the accompanying consolidated statements of income and, therefore, has a significant impact on the amount of net income in the reported accounting periods.  The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to acquire inventory, bring it to a condition suitable for sale and store it until it is sold.  Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.  The determination of the indirect charges and their allocation to the Company's finished goods inventories is complex and requires significant management judgment and estimates.  If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company's inventories and in the amount and timing of the Company's cost of goods sold and the resulting net income for the reporting period.

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle.  To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established.  To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of goods sold in the Company's consolidated statements of income.  Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly.  Significant management judgment is required in determining the amount and adequacy of this allowance.  In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company's financial position and results of operations.

Earnings Per Share:  The Company calculates basic earnings per share by using a weighted average of the number of shares outstanding during the reporting periods.  Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase shares at market value.  The net number of shares issued after the exercise proceeds are exhausted represents the potentially dilutive effect of the exercisable options, which are added to basic shares to arrive at diluted shares.  The following table sets forth the computation of basic and diluted net income per common share for fiscal years 2011 and 2010.

	2011	2010
	(Amounts in thousands,
	except per share data)

Income from continuing operations	$4,403	$4,902
Loss from discontinued operations, net of taxes	(97)	(122)
Net income	$4,306	$4,780

Weighted average number of common shares outstanding:
Basic	9,497	9,193
Effect of dilutive securities	173	102
Diluted	9,670	9,295

Basic earnings per common share:
Continuing operations	$0.46	$0.53
Discontinued operations	(0.01)	(0.01)
Total	$0.45	$0.52

Diluted earnings per common share:
Continuing operations	$0.46	$0.53
Discontinued operations	(0.01)	(0.01)
Total	$0.45	$0.52

Recently-Issued Accounting Standards:    On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is intended to improve consistency across jurisdictions to ensure that U.S. GAAP and International Financial Reporting Standards (“IFRSs”) fair value measurement and disclosure requirements are described in the same way.  For public entities, the amendments in this ASU are to be applied prospectively effective for annual periods beginning after December 15, 2011, and early application is not permitted.  The Company does not anticipate that its adoption of ASU No. 2011-04 on April 2, 2012 will impact its consolidated financial statements.

Note 3 – Acquisitions

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

The fair values of the assets acquired and liabilities assumed were determined by the Company with the assistance of an independent third party.  The Company in fiscal year 2011 resolved a pre-acquisition contingency wherein a $28,000 inventory reserve was determined to no longer be necessary and was recharacterized as goodwill.  The Company’s allocation of the acquisition cost, as adjusted by such resolution of the pre-acquisition contingency, is as follows (in thousands):

Tangible assets:	Amount
Accounts receivable	$837
Inventory	576
Prepaid expenses	52
Fixed assets	12
Other assets	2
Total tangible assets	1,479
Amortizable intangible assets:
Trademarks	892
Designs	33
Non-compete covenant	241
Customer relationships	1,302
Total amortizable intangible assets	2,468
Goodwill	836

Total acquired assets	4,783
Liabilities assumed - accounts payable	349

Net acquisition cost	$4,434

Bibsters®: On May 27, 2010, Hamco paid $1.8 million to The Procter & Gamble Company (“P&G”) to acquire certain intellectual property related to P&G’s line of Bibsters® disposable infant bibs.  In a separate but related transaction, Hamco also acquired the inventory associated with the Bibsters® product line from the exclusive licensee of Bibsters® for P&G, whose license was terminated to coincide with the closing (collectively, the two transactions represent the “Bibsters® Acquisition”).  Hamco also recognized as expense $100,000 of direct costs associated with the acquisition, which were included in marketing and administrative expenses during fiscal year 2011.  The Bibsters® Acquisition resulted in an increase of $1.7 million in net sales of bibs, bath and disposable products for fiscal year 2011.  Because the operations of the Bibsters® product line have been integrated with Hamco, and because the assets acquired do not exist as a discrete entity within the Company’s internal corporate structure, it is impracticable to determine the earnings generated by the assets acquired from the Bibsters® product line since the acquisition date.  The Company believes that the pro forma impact of the acquisition is not material.

The fair values of the assets acquired were determined by the Company with the assistance of an independent third party. The Company’s allocation of the acquisition cost is as follows (in thousands):

Amortizable intangible assets:	Amount
Trademarks	$629
Patents	553
Customer relationships	328
Total amortizable intangible assets	1,510
Goodwill	290

Total intangible assets	1,800
Tangible assets - inventory	272

Total acquisition cost	$2,072

Note 4 – Discontinued Operations

During the first quarter of fiscal year 2008, the operations of Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company, ceased and all employees were terminated.  The Company is actively marketing Churchill’s land and building for sale, and a portion of the property was sold in July 2008.  The Churchill property is recorded at fair value, less estimated cost to sell, and is classified as assets held for sale in the accompanying consolidated balance sheets.  The Company determined that the fair value of the property had fallen below its carrying value during fiscal years 2011 and 2010 and recorded impairment charges of $121,000 and $154,000, respectively, which did not result in any cash expenditures, did not have an adverse effect on the Company’s compliance with the covenants under its financing agreement and did not affect the Company’s availability under its revolving line of credit.  The operations of Churchill are classified as discontinued operations in the accompanying consolidated statements of income.

The following table sets forth the loss from discontinued operations for fiscal years 2011 and 2010.

	2011	2010
	(Amounts in thousands)

Loss from discontinued operations	$(21)	$(37)
Impairment charge	(121)	(154)
	(142)	(191)
Income tax benefit	(45)	(69)
Net loss from discontinued operations	$(97)	$(122)

Note 5 – Goodwill and Other Intangible Assets

Goodwill:  The Company reported goodwill of $864,000 at March 28, 2010.  The Company tests the fair value of the goodwill of its reporting units annually as of the first day of the Company’s fiscal year in a two-step approach.  The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value.  If step one indicates that a potential impairment exists, then the second step is performed to measure the amount of an impairment charge, if any.  In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units.  The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation.  An additional interim impairment test must be performed during the year whenever an event or change in circumstances occurs that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.

The Company performed the annual impairment test as of March 29, 2010 and concluded that the fair value of the goodwill of the Company’s reporting units exceeded their carrying values as of that date.  During fiscal year 2011, the Company recorded goodwill of $290,000 in connection with the Bibsters® Acquisition as the excess of the consideration paid over the fair value of the identifiable tangible and intangible assets acquired, the entirety of which is expected to be amortizable for tax purposes.  The Company also in fiscal year 2011 resolved a pre-acquisition contingency related to the Neat Solutions Acquisition wherein a $28,000 inventory reserve was determined to no longer be necessary and was therefore recharacterized as a reduction to the goodwill originally recorded in connection with the acquisition.

Other Intangible Assets:  Other intangible assets as of April 3, 2011 consisted primarily of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities.  The carrying amount and accumulated amortization of the Company’s other intangible assets as of April 3, 2011, their estimated useful life and amortization expense for the fiscal years ended April 3, 2011 and March 28, 2010 are as follows (in thousands):

		Estimated		Amortization Expense
	Carrying	Useful	Accumulated	Fiscal Year Ended
	Amount	Life	Amortization	April 3, 2011	March 28, 2010

Kimberly Grant Acquisition on December 29, 2006:
Tradename	$466	15 years	$132	$31	$31
Existing designs	36	1 year	36	-	-
Non-compete covenant	98	15 years	28	7	7
Total Kimberly Grant Acquisition	600	14 years *	196	38	38

Springs Baby Products Acquisition on November 5, 2007:
Licenses & existing designs	1,655	2 years	1,655	-	483
Licenses & future designs	1,847	4 years	1,578	462	462
Non-compete covenant	115	4 years	98	29	28
Customer relationships	3,781	10 years	1,292	378	376
Total Springs Baby Acquisition	7,398	7 years *	4,623	869	1,349

Neat Solutions Acquisition on July 2, 2009:
Trademarks	892	15 years	104	59	45
Designs	33	4 years	14	8	6
Non-compete covenant	241	5 years	84	48	36
Customer relationships	1,302	16 years	142	81	61
Total Neat Solutions Acquisition	2,468	14 years *	344	196	148

Bibsters® Acquistion on May 27, 2010:
Trademarks	629	15 years	35	35	-
Patents	553	10 years	46	46	-
Customer relationships	328	14 years	20	20	-
Total Bibsters® Acquistion	1,510	13 years *	101	101	-
Internally developed intangible assets	109	10 years	26	20	9
Total other intangible assets	$12,085		$5,290	$1,224	$1,544

* Weighted-Average

The table below sets forth estimated amortization expense for the following fiscal years (in thousands):

	2012	2013	2014	2015	2016
Kimberly Grant Acquisition:
Tradename	$31	$31	$31	$31	$31
Existing designs	7	7	7	7	7
Total Kimberly Grant Acquisition	38	38	38	38	38

Springs Baby Products Acquisition:
Licenses & future designs	269	-	-	-	-
Non-compete covenant	17	-	-	-	-
Customer relationships	378	378	378	378	378
Total Springs Baby Acquisition	664	378	378	378	378

Neat Solutions Acquisition:
Trademarks	60	60	60	60	60
Designs	8	8	3	-	-
Non-compete covenant	48	48	48	13	-
Customer relationships	81	81	81	81	81
Total Neat Solutions Acquisition	197	197	192	154	141

Bibsters® Acquistion:
Trademarks	42	42	42	42	42
Patents	55	55	55	55	55
Customer relationships	23	23	23	23	23
Total Bibsters® Acquistion	120	120	120	120	120
Internally developed intangible assets	11	11	11	11	11
Total other intangible assets	$1,030	$744	$739	$701	$688

Note 6 – Inventories

Major classes of inventory were as follows (in thousands):

	April 3, 2011	March 28, 2010
Raw Materials	$32	$66
Finished Goods	13,528	10,387
Total inventory	$13,560	$10,453

Note 7 - Financing Arrangements

Factoring Agreements:  The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements.  Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned.  If a customer fails to pay CIT by the due date, the Company is charged interest at prime plus 1.0%, which was 4.25% at April 3, 2011, until payment is received.  The Company incurred interest expense of $77,000 and $67,000 in fiscal years 2011 and 2010, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date.  CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination or limitation were to occur, the Company would either assume the credit risks for shipments to the customer after the date of such termination or limitation or cease shipments to the customer.  Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $539,000 and $619,000 during fiscal years 2011 and 2010, respectively.  There were no advances from the factor at either April 3, 2011 or March 28, 2010.

Notes Payable and Other Credit Facilities: At April 3, 2011 and March 28, 2010, long term debt of the Company consisted of (in thousands):

	April 3, 2011	March 28, 2010
Revolving line of credit	$4,336	$1,422
Non-interest bearing notes	2,000	4,000
Original issue discount	(48)	(232)
	6,288	5,190
Less current maturities	1,952	1,952
	$4,336	$3,238

The Company’s credit facilities at April 3, 2011 consisted of the following:

Revolving Line of Credit under a financing agreement with CIT of up to $26.0 million, including a $1.5 million sub-limit for letters of credit, bearing an interest rate of prime plus 1.00% (4.25% at April 3, 2011) for base rate borrowings or LIBOR plus 3.00% (3.24615% at April 3, 2011), maturing on July 11, 2013 and secured by a first lien on all assets of the Company.  As of April 3, 2011, the Company had elected to pay interest on the revolving line of credit under the LIBOR option.  Also under the financing agreement, a monthly fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit.  This unused fee amounted to $47,000 and $18,000 during fiscal years 2011 and 2010, respectively.  At April 3, 2011, there was a balance due on the revolving line of credit of $4.3 million, there was a $500,000 letter of credit outstanding and the Company had $18.6 million available under the revolving line of credit based on its eligible accounts receivable and inventory.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries.

Subordinated Notes totaling $2.0 million.  The notes do not bear interest and are due on July 11, 2011.  The original issue discount of $48,000 on this non-interest bearing obligation at a market interest rate of 7.25% is being amortized over the life of the notes.

Minimum annual maturities of the Company’s credit facilities as of April 3, 2011 are as follows (in thousands):

Fiscal
Year	Revolver	Sub Notes	Total
2012	$-	$2,000	$2,000
2013	-	-	-
2014	4,336	-	4,336
Total	$4,336	$2,000	$6,336

Note 8 – Income Taxes

The Company’s income tax provision for fiscal year 2011 is summarized below (in thousands):

	Current	Deferred	Total
Federal	$2,183	$165	$2,348
State	350	31	381
Other, including foreign	43	-	43
Income tax expense on continuing operations	2,576	196	2,772
Income tax benefit on discontinued operations	(18)	(27)	(45)
Income tax reported in stockholders' equity related to
stock-based compensation	(137)	-	(137)
Total income tax provision	$2,421	$169	$2,590

The Company’s income tax provision for fiscal year 2010 is summarized below (in thousands):

	Current	Deferred	Total
Federal	$2,344	$91	$2,435
State	427	234	661
Other, including foreign	7	-	7
Income tax expense on continuing operations	2,778	325	3,103
Income tax benefit on discontinued operations	(17)	(52)	(69)
Income tax reported in stockholders' equity related to
stock-based compensation	(89)	-	(89)
Total income tax provision	$2,672	$273	$2,945

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of April 3, 2011 and March 28, 2010 are as follows (in thousands):

	April 3, 2011	March 28, 2010
Deferred tax assets:
Employee benefit accruals	$377	$303
Accounts receivable and inventory reserves	448	356
Deferred rent	55	55
Goodwill	174	288
Other intangible assets	1,147	987
State net operating loss carryforwards	934	913
Stock-based compensation	595	672
Total gross deferred tax assets	3,730	3,574
Less valuation allowance	(934)	(913)
Deferred tax assets after valuation allowance	2,796	2,661

Deferred tax liabilities:
Prepaid expenses	(649)	(313)
Property, plant and equipment	(13)	(45)
Total deferred tax liabilities	(662)	(358)
Net deferred income tax assets	$2,134	$2,303

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible.  The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities.  The valuation allowance as of April 3, 2011 and March 28, 2010 was related to state net operating loss carryforwards that the Company does not expect to be realized.  Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed, and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.  Tax years still open to federal or state general examination or other adjustment as of April 3, 2011 were the tax years ended March 30, 2008, March 29, 2009, March 28, 2010 and April 3, 2011, as well as the tax year ended April 1, 2007 for several states.  The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

The Company's provision for income taxes on continuing operations is based upon effective tax rates of 38.6% and 38.8% in fiscal years 2011 and 2010, respectively.  These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes (net of federal tax benefit) in the various states in which the Company operates.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2011 and 2010 (in thousands):

	2011	2010

Tax expense at statutory rate (34%)	$2,440	$2,722
State income taxes, net of Federal income tax benefit	231	351
Change in deferred taxes due to a change in state tax rate	-	85
Tax credits	(21)	(12)
Nondeductible expenses	77	10
Other, including foreign	45	(53)
Income tax expense on continuing operations	$2,772	$3,103

Note 9 – Retirement Plans

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”).  The Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the Plan, subject to maximum amounts and percentages as prescribed in the Code.  Each calendar year, the Board of Directors (the “Board”) determines the portion, if any, of employee contributions that will be matched by the Company.  For calendar years 2010 and 2009, the employer matching contributions represented an amount equal to 100% of the first 2% of employee contributions and 50% of the next 1% of employee contributions to the Plan.  If an employee separates from the Company prior to the full vesting of the funds in their account that represent the matching employer portion of their account, then the unvested portion of the matching employer portion of their account is forfeited when they take a distribution of their account.  The Company utilizes such forfeitures as an offset to the aggregate matching contributions.  The Company's matching contribution to the Plan, net of the utilization of forfeitures, was $141,000 and $138,000 for fiscal years 2011 and 2010, respectively.

Note 10 – Stock-based Compensation

The Company has two incentive stock plans, the 1995 Stock Option Plan (the “1995 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”).  The Company granted non-qualified stock options to employees and non-employee directors from the 1995 Plan through the fiscal year ended April 2, 2006.  In conjunction with the approval of the 2006 Plan by the Company’s stockholders at its Annual Meeting in 2006, options may no longer be issued from the 1995 Plan.

The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these individuals to achieve performance objectives related to the Company’s overall goal of increasing stockholder value.  The principal reason for adopting the 2006 Plan was to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to its non-employee directors and to certain employees.  Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan.  The 2006 Plan is administered by the compensation committee of the Board, which determines which employees and non-employee directors will be awarded grants under the 2006 Plan and determines the type, amount and duration of such awards.  At April 3, 2011, 337,000 shares of the Company’s common stock were available for future issuance under the 2006 Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires a stock-based compensation to be accounted for using a fair-value-based measurement.  The Company recorded $732,000 and $760,000 of stock-based compensation during fiscal years 2011 and 2010, respectively.  The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals.  No stock-based compensation costs were capitalized as part of the cost of an asset as of April 3, 2011.

Stock Options: The following table represents stock option activity for fiscal years 2011 and 2010:

	Fiscal Year Ended April 3, 2011		Fiscal Year Ended March 28, 2010
	Weighted-Average	Number of Options	Weighted-Average	Number of Options
	Exercise Price	Outstanding	Exercise Price	Outstanding
Outstanding at Beginning of Year	$2.94	825,832	$2.54	819,831
Granted	4.23	110,000	3.02	170,000
Exercised	(2.07)	(171,832)	(1.03)	(160,499)
Forfeited	(3.86)	(17,000)	(0.53)	(3,500)
Outstanding at End of Year	3.31	747,000	2.94	825,832
Exercisable at End of Year	3.19	567,000	2.80	555,832

The total intrinsic value of the stock options exercised during fiscal years 2011 and 2010 was $418,000 and $267,000, respectively.  As of April 3, 2011, the intrinsic value of the outstanding and exercisable stock options was $1.1 million and $920,000, respectively.

The Company uses the Black-Scholes-Merton valuation formula to determine the estimated fair value of stock options granted.  The following table sets forth the assumptions used and the resulting grant-date fair value of the non-qualified stock options granted to certain employees during fiscal years 2011 and 2010, which options vest over a two-year period, assuming continued service.

	2011	2010
Options issued	110,000	170,000
Grant Date	June 23, 2010	August 12, 2009
Dividend yield	1.89%	-
Expected volatility	55.00%	50.00%
Risk free interest rate	2.17%	2.70%
Expected life in years	5.75	5.75
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$4.23	$3.02
Fair value	$1.88	$1.49

Because the Company’s historical stock option exercise experience did not provide a reasonable basis upon which to estimate the expected life of the stock options granted during each of the fiscal years 2011 and 2010, the Company has elected to use the simplified method to estimate the expected life of the stock options granted, as allowed by SEC Staff Accounting Bulletin No. 107 and the continued acceptance of the simplified method indicated in SEC Staff Accounting Bulletin No. 110.

For the fiscal years ended April 3, 2011 and March 28, 2010, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended April 3, 2011
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2009	$13	$38	$51
2010	37	86	123
2011	34	34	68

Total stock option compensation	$84	$158	$242

	Fiscal Year Ended March 28, 2010
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2008	$16	$41	$57
2009	48	145	193
2010	22	52	74

Total stock option compensation	$86	$238	$324

A summary of stock options outstanding and exercisable at April 3, 2011 is as follows:

			Weighted		Weighted
		Weighted	Avg. Exercise		Avg. Exercise
Range of	Number	Avg. Remaining	Price of	Number	Price of
Exercise	of Options	Contractual	Options	of Shares	Options
Prices	Outstanding	Life in Years	Outstanding	Exercisable	Exercisable
$0.18	5,500	0.30	$0.18	5,500	$0.18
$0.65 - $0.71	46,500	1.83	$0.69	46,500	$0.69
$3.02 - $3.15	333,000	6.56	$3.10	253,000	$3.12
$3.58	170,000	7.19	$3.58	170,000	$3.58
$4.08 - $4.23	192,000	7.76	$4.16	92,000	$4.08
	747,000	6.67	$3.31	567,000	$3.19

As of April 3, 2011, total unrecognized stock-option compensation costs amounted to $168,000, which will be recognized as the underlying stock options vest over a period of up to two years.  The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Non-vested Stock: The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of grant.  All non-vested stock granted under the 2006 Plan vests based upon continued service, except as set forth below.

On August 25, 2006, the Board granted 375,000 shares of non-vested stock to certain employees with a fair value of $3.15 per share, which were to originally have four-year cliff vesting.  On August 11, 2009, the Board amended the non-vested stock grant that had been awarded in 2006 to E. Randall Chestnut, Chairman, Chief Executive Officer and President of the Company.  Under the terms of the amended non-vested stock grant, the vesting of 160,000 of the 320,000 shares awarded to Mr. Chestnut was accelerated from August 25, 2010 to August 12, 2009, which resulted in the acceleration of the recognition of $53,000 in compensation expense from fiscal year 2011 into fiscal year 2010.  On August 25, 2010, the remaining 215,000 shares vested that had been awarded to certain employees in 2006, including the remaining 160,000 of Mr. Chestnut’s original award, at an aggregate value of $968,000.

The Board granted 30,000 shares of non-vested stock to its non-employee directors during each of the quarters ended September 26, 2010, September 27, 2009 and September 28, 2008 with a weighted-average fair value of $4.36, $3.02 and $3.87, respectively, as of the date of the stock grants.  These shares vest over a two-year period, assuming continued service, except as set forth below.

On May 27, 2010, the Company amended the stock grants that had been awarded to Sidney Kirschner in 2008 and 2009 as an inducement for Mr. Kirschner to resign from the Board.  Under the terms of the amended non-vested stock grants, the vesting of 2,500 of the 5,000 shares awarded in 2008 and all 5,000 of the shares awarded in 2009 was accelerated to May 27, 2010. The total value of Mr. Kirschner’s 7,500 shares that vested on May 27, 2010 amounted to $30,000.

In August 2010, 25,000 shares vested that had been granted to non-employee directors, having an aggregate value of $113,000, and 5,000 shares were forfeited upon the departure from the Board of two non-employee directors prior to the vesting of their shares.

The Board awarded 345,000 shares of non-vested stock to certain employees as of June 23, 2010 (the “Grant Date”) in a series of grants which would have originally vested only if and when the closing price of the Company’s common stock is at or above certain target levels for any ten trading days out of any period of 30 consecutive trading days (the “Market Condition”), assuming continued service through the date the Market Condition is achieved.

As of July 29, 2010 (the “Modification Date”), the Company amended these non-vested stock grants to require as a condition to vesting a five-year period of continuous service after the Modification Date in addition to the achievement of the Market Condition. The amendment of these non-vested stock grants is being accounted for as a modification.  As such, the initial aggregate Grant Date fair value and the incremental cost resulting from the modification, if any, will be recognized as compensation expense over the vesting term of the modified awards.  The Company, with the assistance of an independent third party, determined that the aggregate Grant Date fair value of the original awards amounted to $1.2 million, and has further determined that there is no incremental cost resulting from the modification. Therefore, the aggregate Grant Date fair value of $1.2 million will be recognized as compensation expense over a period beginning on the Grant Date and ending on the fifth anniversary of the Modification Date.

For the fiscal years ended April 3, 2011 and March 28, 2010, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Fiscal Year Ended April 3, 2011
		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2007	$70	$-	$70
2009	-	19	19
2010	-	43	43
2011	314	44	358

Total stock grant compensation	$384	$106	$490

	Fiscal Year Ended March 28, 2010
		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2007	$348	$-	$348
2009	-	58	58
2010	-	30	30

Total stock grant compensation	$348	$88	$436

At April 3, 2011, the amount of unrecognized compensation expense related to non-vested stock grants amounted to $998,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants as set forth above.  The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unvested grants as of such individual’s separation date.

Note 11 – Stockholders’ Equity

Dividends:  The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Board.  In February 2010, the Board recommenced the regular quarterly declaration of cash dividends, with no cash dividends having previously been declared since 1999.  Aggregate cash dividends of $0.09 and $0.02 per share, amounting to $855,000 and $184,000, were declared during fiscal years 2011 and 2010, respectively.  These dividends were within the limitations of the Company’s credit facility, which permits the payment of cash dividends on the Company’s common stock of up to $500,000 per calendar quarter.

Stock Repurchases:  In June 2007, the Board created a capital committee which has, from time to time, adopted a program that would allow the Company to repurchase shares of the Company’s common stock.  Pursuant to this program, the Company repurchased 25,000 shares at a cost of $72,000 during the fiscal year ended March 28, 2010.  There was no share repurchase program in effect as of April 3, 2011.

The Company also acquired treasury shares by way of the surrender to the Company from a non-employee director and several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of shares of restricted stock.  In this manner, the Company acquired 174,000 treasury shares during fiscal year 2011 at a weighted-average market value of $4.47 per share and acquired 160,000 treasury shares during fiscal year 2010 at a weighted-average market value of $2.83 per share.

Note 12 - Major Customers

The table below indicates customers representing more than 10% of sales.

	Fiscal Year
	2011	2010

Wal-Mart Stores, Inc.	38%	43%
Toys R Us	22%	21%
Target Corporation	11%	*

* Amount represented less than 10% of the Company's gross sales for this fiscal year.

Note 13 – Commitments and Contingencies

Total rent expense was $1.8 million for each of the fiscal years ended April 3, 2011 and March 28, 2010.  The Company’s commitments for minimum guaranteed rental payments as of April 3, 2011 are $1.4 million, $1.3 million, $1.3 million and $208,000 for fiscal years 2012, 2013, 2014 and 2015, respectively.

Total royalty expense was $7.3 million and $7.0 million for the fiscal years 2011 and 2010, respectively.  The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of April 3, 2011 is $3.1 million, including $1.8 million, $1.1 million and $210,000 for fiscal years 2012, 2013 and 2014, respectively.

The Company is a party to various routine legal proceedings primarily involving commercial claims and workers’ compensation claims.  While the outcome of these routine claims and legal proceedings cannot be predicted with certainty, management believes that the outcomes of such proceedings in the aggregate, even if determined adversely, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 14 – Subsequent Events

The Company has determined that there are no subsequent events that require disclosure pursuant to FASB ASC Topic 855, as revised.