Form 10-Q
period 2011-07-03
CROWN CRAFTS INC
filed 2011-08-17
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549
FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____to_____

   Commission File No. 1-7604

CROWN CRAFTS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	58-0678148
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

916 South Burnside Avenue, Gonzales, Louisiana 70737
 (Address of principal executive offices)

(225) 647-9100
 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐                                  Accelerated filer ☐                   Non-Accelerated filer ☐                                       Smaller Reporting Company ☑
                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of August 10, 2011 was 9,655,567.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
July 3, 2011 and April 3, 2011

	July 3, 2011
	(Unaudited)	April 3, 2011
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$11	$205
Accounts receivable (net of allowances of $1,250 at July 3, 2011 and $1,395 at April 3, 2011):
Due from factor	12,663	17,819
Other	681	834
Inventories	18,383	13,560
Prepaid expenses	1,841	2,360
Assets held for sale	275	275
Deferred income taxes	192	230
Total current assets	34,046	35,283
Property, plant and equipment - at cost:
Vehicles	75	58
Leasehold improvements	216	215
Machinery and equipment	2,452	2,622
Furniture and fixtures	730	730
Property, plant and equipment - gross	3,473	3,625
Less accumulated depreciation	2,988	3,153
Property, plant and equipment - net	485	472
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	6,674	6,674
Finite-lived intangible assets - gross	12,085	12,085
Less accumulated amortization	5,598	5,290
Finite-lived intangible assets - net	6,487	6,795
Goodwill	1,126	1,126
Deferred income taxes	1,809	1,904
Other	108	122
Total Assets	$44,061	$45,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,782	$5,050
Accrued wages and benefits	504	1,167
Accrued royalties	1,331	1,181
Income taxes currently payable	183	409
Other accrued liabilities	196	212
Current maturities of long-term debt	1,988	1,952
Total current liabilities	11,984	9,971
Non-current liabilities:
Long-term debt	427	4,336

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock - $0.01 par value per share; Authorized 1,000,000 shares; No shares issued at July 3, 2011 and April 3, 2011	-	-
Common stock - $0.01 par value per share; Authorized 74,000,000 shares; Issued 11,024,272 shares at July 3, 2011 and 10,830,772 shares at April 3, 2011	110	108
Additional paid-in capital	42,974	42,227
Treasury stock - at cost - 1,396,205 shares at July 3, 2011 and 1,248,162 shares at April 3, 2011	(5,093)	(4,358)
Accumulated deficit	(6,341)	(6,582)
Total shareholders' equity	31,650	31,395
Total Liabilities and Shareholders' Equity	$44,061	$45,702

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three-Month Periods Ended July 3, 2011 and June 27, 2010

	Three-Month Periods Ended
	July 3, 2011	June 27, 2010
	(amounts in thousands,
	except per share amounts)

Net sales	$17,499	$17,167
Cost of products sold	13,716	12,876
Gross profit	3,783	4,291
Marketing and administrative expenses	2,850	3,015
Income from operations	933	1,276
Other income (expense):
Interest and amortization of debt discount and expense	(78)	(97)
Other - net	8	7
Income before income tax expense	863	1,186
Income tax expense	330	455
Income from continuing operations	533	731
Loss from discontinued operations - net of income taxes	(3)	(5)
Net income	$530	$726

Weighted average shares outstanding - basic	9,619	9,246

Weighted average shares outstanding - diluted	9,756	9,349

Basic earnings per share:
Income from continuing operations	$0.06	$0.08
Loss from discontinued operations - net of income taxes	-	-
Total basic earnings per share	$0.06	$0.08

Diluted earnings per share:
Income from continuing operations	$0.05	$0.08
Loss from discontinued operations - net of income taxes	-	-
Total diluted earnings per share	$0.05	$0.08

Cash dividends declared per share	$0.03	$0.02

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended July 3, 2011 and June 27, 2010

	Three-Month Periods Ended
	July 3, 2011	June 27, 2010
	(amounts in thousands)

Operating activities:
Net income	$530	$726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	67	64
Amortization of intangibles	308	289
Deferred income taxes	133	(100)
Gain on sale of property, plant and equipment	(5)	(2)
Accretion of interest expense to original issue discount	36	69
Stock-based compensation	137	163
Tax shortfall from stock-based compensation	(27)	-
Changes in assets and liabilities:
Accounts receivable	5,309	4,879
Inventories	(4,823)	(5,992)
Prepaid expenses	519	186
Other assets	14	(9)
Accounts payable	2,730	3,962
Accrued liabilities	(755)	(169)
Net cash provided by operating activities	4,173	4,066
Investing activities:
Capital expenditures	(80)	(54)
Maturity of temporary investment - restricted	-	505
Proceeds from disposition of assets	5	2
Payment to acquire the Bibsters product line	-	(2,072)
Net cash used in investing activities	(75)	(1,619)
Financing activities:
Repayments under revolving line of credit, net	(3,909)	(1,422)
Purchase of treasury stock	(735)	(167)
Issuance of common stock	628	65
Excess tax benefit from stock-based compensation	11	104
Dividends paid	(287)	(184)
Net cash used in financing activities	(4,292)	(1,604)
Net (decrease) increase in cash and cash equivalents	(194)	843
Cash and cash equivalents at beginning of period	205	75
Cash and cash equivalents at end of period	$11	$918

Supplemental cash flow information:
Income taxes paid	$440	$1,065
Interest paid, net of interest received	38	33

Noncash financing activity:
Dividends declared but unpaid	(289)	(185)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE-MONTH PERIODS ENDED JULY 3, 2011 AND JUNE 27, 2010

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 3, 2011 and the results of its operations and cash flows for the periods presented.  Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions.  Operating results for the quarter ended July 3, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending April 1, 2012.  For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 3, 2011.

Fiscal Year:  The Company’s fiscal year ends on the Sunday nearest March 31.  References herein to “fiscal year 2012” represent the 52-week period ending April 1, 2012 and references herein to “fiscal year 2011” represent the 53-week period ended April 3, 2011.

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

Financial Instruments:  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

•	Cash and cash equivalents, accounts receivable and accounts payable – For those short-term instruments, the carrying value is a reasonable estimate of fair value.

•	Long-term debt – The carrying value of the Company’s long-term debt approximates fair value because interest rates under the Company’s borrowings are variable, based on prevailing market rates.

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

Segment and Related Information:  The Company operates primarily in one principal segment, infant and toddler products.  These products consist of infant and toddler bedding, infant bibs and related soft goods.  Net sales of bedding, blankets and accessories amounted to $13.0 million and $12.5 million for the quarters ended July 3, 2011 and June 27, 2010, respectively, and net sales of bibs, bath and disposable products amounted to $4.5 million and $4.6 million for the quarters ended July 3, 2011 and June 27, 2010, respectively.

Revenue Recognition: Sales are recorded when goods are shipped to customers and are reported net of allowances for estimated returns and allowances in the accompanying consolidated statements of income.  Allowances for returns are estimated based on historical rates.  Allowances for returns, advertising allowances, warehouse allowances, placement fees and volume rebates are recorded commensurate with sales activity or using the straight-line method, as appropriate, and the cost of such allowances is netted against sales in reporting the results of operations.  Shipping and handling costs, net of amounts reimbursed by customers, are not material and are included in net sales.

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as advertising and warehouse allowances, placement fees and volume rebates.  These deductions are recorded throughout the year commensurate with sales activity or using the straight-line method, as appropriate.  Funding of the majority of the Company’s allowances occurs on a per-invoice basis.  The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, placement fees, markdowns and warehouse and other allowances.  All such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities or as a straight-line amortization charge of an agreed-upon fixed amount, as appropriate to the circumstances for each such arrangement.  When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance.  The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels.  The timing of customer-initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period.  The timing of funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with The CIT Group/Commercial Services, Inc., a subsidiary of CIT Group, Inc. (“CIT”).  In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss.  The Company must make estimates of the uncollectibility of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms to evaluate the adequacy of its allowance for doubtful accounts.  The Company’s accounts receivable at July 3, 2011 amounted to $13.3 million, net of allowances of $1.3 million.  Of this amount, $12.7 million is due from CIT under the factoring agreements, which amount represents the maximum amount of loss that the Company could incur under the factoring agreements if CIT failed completely to perform its obligations thereunder.

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances.  Such amount is presented as a current asset in the accompanying consolidated balance sheets and is a direct determinant of cost of goods sold in the accompanying consolidated statements of income and, therefore, has a significant impact on the amount of net income in the accounting periods reported.  The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to acquire inventory, bring it to a condition suitable for sale, and store it until it is sold.  Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.  The determination of the indirect charges and their allocation to the Company's finished goods inventories is complex and requires significant management judgment and estimates.  If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company's inventories, the amount and timing of the Company's cost of goods sold and the resulting net income for any accounting period.

On a periodic basis, management reviews the Company’s inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the normal operating cycle of the Company's operations.  To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established.  To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of goods sold in the Company's consolidated statements of income.  Only when inventory for which an allowance has been established is later sold or is otherwise disposed of is the allowance reduced accordingly.  Significant management judgment is required in determining the amount and adequacy of this allowance.  In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company's financial position and results of operations.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts.  These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers.  Royalty expense is included in cost of sales and amounted to $1.3 million for each of the three-month periods ended July 3, 2011 and June 27, 2010.

Provisions for Income Taxes: The Company’s provisions for income taxes include all currently payable federal, state, local and foreign taxes and are based upon the Company’s estimated annual effective tax rate, which is based on the Company’s forecasted annual pre-tax income, as adjusted by certain expenses within the financial statements which will never be deductible on the Company’s tax returns, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.  The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed.

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China.  The statute of limitations varies by jurisdiction; tax years open to federal or state general examination or other adjustment as of July 3, 2011 were the tax years ended March 30, 2008, March 29, 2009, March 28, 2010 and April 3, 2011, as well as the tax year ended April 1, 2007 for several states.

The Internal Revenue Service has notified the Company that its consolidated federal income tax return for the tax year ended March 29, 2009 has been selected for examination.  Although management believes that the calculations and positions taken on this and all other filed income tax returns are reasonable and justifiable, the final outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax return.  Such adjustment could be favorable or unfavorable and could result in adjustments to one or more state income tax returns, or to prior or subsequent income tax returns, or both.  The cumulative effect of such adjustments could have a material impact on the Company’s future results of operations.

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

The following table sets forth the computation of basic and diluted net income per common share for the three-month periods ended July 3, 2011 and June 27, 2010.

	Three-Month Periods Ended
	July 3, 2011	June 27, 2010
	(amounts in thousands,
	except per share amounts)

Income from continuing operations	$533	$731
Loss from discontinued operations, net of taxes	(3)	(5)
Net income	$530	$726

Weighted average number of common shares outstanding:
Basic	9,619	9,246
Effect of dilutive securities	137	103
Diluted	9,756	9,349

Basic earnings per common share:
Continuing operations	$0.06	$0.08
Discontinued operations	-	-
Total	$0.06	$0.08

Diluted earnings per common share:
Continuing operations	$0.05	$0.08
Discontinued operations	-	-
Total	$0.05	$0.08

Recently Issued Accounting Standards:  On May 12, 2011, the FASB issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is intended to improve consistency across jurisdictions to ensure that U.S. GAAP and International Financial Reporting Standards (“IFRSs”) fair value measurement and disclosure requirements are described in the same way.  For public entities, the amendments in this ASU are to be applied prospectively effective for annual periods beginning after December 15, 2011, and early application is not permitted.  The Company does not anticipate that its adoption of ASU No. 2011-04 on April 2, 2012 will impact its consolidated financial statements.

Note 2 – Acquisition

On May 27, 2010, Hamco, Inc., a wholly-owned subsidiary of the Company, paid $1.8 million to The Procter & Gamble Company (“P&G”) to acquire certain intellectual property related to P&G’s line of Bibsters® disposable infant bibs.  In a separate but related transaction, Hamco also acquired the inventory associated with the Bibsters® product line from the exclusive licensee of Bibsters® for P&G, whose license was terminated to coincide with the closing (collectively, the two transactions represent the “Bibsters® Acquisition”).  Hamco also recognized as expense $100,000 of direct costs associated with the acquisition, which were included in marketing and administrative expenses during the fiscal year ended April 3, 2011, $60,000 of which were recognized during the three-month period ended June 27, 2010.  Because the operations of the Bibsters® product line have been integrated with Hamco, and because the assets acquired do not exist as a discrete entity within the Company’s internal corporate structure, it is impracticable to determine the earnings generated by the assets acquired from the Bibsters® product line since the acquisition date.  The Company believes that the pro forma impact of the acquisition is not material.

The fair values of the assets acquired were determined by the Company with the assistance of an independent third party.  The Company’s allocation of the acquisition cost is as follows (in thousands):

Amortizable intangible assets:	Amount
Trademarks	$629
Patents	553
Customer relationships	328
Total amortizable intangible assets	1,510
Goodwill	290

Total intangible assets	1,800
Tangible assets - inventory	272

Total acquisition cost	$2,072

Note 3 – Inventories

    Major classes of inventory were as follows (in thousands):

	July 3, 2011	April 3, 2011
Raw Materials	$33	$32
Finished Goods	18,350	13,528
Total inventory	$18,383	$13,560

Note 4 – Discontinued Operations

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

Note 5 – Stock-based Compensation

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

The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these persons to achieve performance objectives related to the Company’s overall goal of increasing stockholder value.  The principal reason for adopting the 2006 Plan was to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees.  Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan.  The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Board”), which selects eligible employees and non-employee directors to participate in the 2006 Plan and determines the type, amount, duration and other terms of individual awards.  At July 3, 2011, 237,000 shares of the Company’s common stock were available for future issuance under the 2006 Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement.  The Company recorded $137,000 and $163,000 of stock-based compensation expense during the three-months ended July 3, 2011 and June 27, 2010, respectively.  The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals.  No stock-based compensation costs have been capitalized as part of the cost of an asset as of July 3, 2011.

Stock Options: The following table represents stock option activity for the three-month periods ended July 3, 2011 and June 27, 2010:

	Three-Month Period Ended July 3, 2011		Three-Month Period Ended June 27, 2010
	Weighted-Average	Number of Options	Weighted-Average	Number of Options
	Exercise Price	Outstanding	Exercise Price	Outstanding
Outstanding at Beginning of Period	$3.31	747,000	$2.94	825,832
Granted	4.81	100,000	4.23	110,000
Exercised	(3.24)	(193,500)	(0.77)	(85,332)
Outstanding at End of Period	3.56	653,500	3.32	850,500
Exercisable at End of Period	3.28	423,500	3.24	570,500

The total intrinsic value of the stock options exercised during the three months ended July 3, 2011 and June 27, 2010 was $332,000 and $271,000, respectively.  As of July 3, 2011, the intrinsic value of the outstanding and exercisable stock options was $897,000 and $697,000, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value.  The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the three-month periods ended July 3, 2011 and June 27, 2010, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	July 3, 2011	June 27, 2010
Options issued	100,000	110,000
Grant Date	June 10, 2011	June 23, 2010
Dividend yield	2.49%	1.89%
Expected volatility	60.00%	55.00%
Risk free interest rate	1.84%	2.17%
Expected life in years	5.75	5.75
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$4.81	$4.23
Fair value	$2.16	$1.88

Because the Company’s historical stock option exercise experience did not provide a reasonable basis upon which to estimate the expected life of the stock options granted during each of the three months ended July 3, 2011 and June 27, 2010, the Company has elected to use the simplified method to estimate the expected life of the stock options granted, as allowed by SEC Staff Accounting Bulletin No. 107 and the continued acceptance of the simplified method indicated in SEC Staff Accounting Bulletin No. 110.

For the three-month periods ended July 3, 2011 and June 27, 2010, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month Period Ended July 3, 2011			Three-month Period Ended June 27, 2010
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2009	$-	$-	$-	$13	$38	$51
2010	9	19	28	8	21	29
2011	14	15	29	-	1	1
2012	3	3	6	-	-	-

Total stock option compensation	$26	$37	$63	$21	$60	$81

As of July 3, 2011, total unrecognized stock option compensation expense amounted to $322,000, which will be recognized as the underlying stock options vest over a period of up to two years.  The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock: The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of the grant.

The Board granted 30,000 shares of non-vested stock to its non-employee directors during each of the quarters ended September 26, 2010, September 27, 2009 and September 28, 2008 with a weighted-average fair value of $4.36, $3.02 and $3.87, respectively, as of the date of each of the grants.  These shares vest over a two-year period, assuming continued service.

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

As of July 29, 2010 (the “Modification Date”), the Company amended these non-vested stock grants to require as a condition to vesting a five-year period of continuous service after the Modification Date in addition to the achievement of the Market Condition.  The amendment of these non-vested stock grants will be accounted for as a modification.  As such, the initial aggregate Grant Date fair value and the incremental cost resulting from the modification, if any, will be recognized as compensation expense over the vesting term of the modified awards.  The Company, with the assistance of an independent third party, has determined that the aggregate Grant Date fair value of the original awards amounted to $1.2 million, and has further determined that there is no incremental cost resulting from the modification.  Therefore, the aggregate Grant Date fair value will be recognized as compensation expense over a period beginning on the Grant Date and ending on the fifth anniversary of the Modification Date.

For the three-month periods ended July 3, 2011 and June 27, 2010, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-month Period Ended July 3, 2011			Three-month Period Ended June 27, 2010
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2007	$-	$-	$-	$42	$-	$42
2009	-	-	-	-	15	15
2010	-	6	6	-	25	25
2011	52	16	68	-	-	-

Total stock grant compensation	$52	$22	$74	$42	$40	$82

As of July 3, 2011, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $923,000, which will be recognized over the respective vesting terms associated with each block of grants as indicated above.  The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.

Note 6 – Financing Arrangements

Factoring Agreement:  The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements.  Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned.  If a customer fails to pay CIT on the due date, then the Company is charged interest at prime plus 1.0%, which was 4.25% at July 3, 2011, until payment is received.  The Company incurred interest expense of $17,000 for each of the three-month periods ended July 3, 2011 and June 27, 2010 as a result of the failure of the Company’s customers to pay CIT by the due date.  CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits.  The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.  Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $83,000 and $134,000 for the three-month periods ended July 3, 2011 and June 27, 2010, respectively.  There were no advances from the factor at either July 3, 2011 or June 27, 2010.

Notes Payable and Other Credit Facilities: At July 3, 2011 and April 3, 2011, long-term debt of the Company consisted of (in thousands):

	July 3, 2011	April 3, 2011
Revolving line of credit	$427	$4,336
Non-interest bearing notes	2,000	2,000
Original issue discount	(12)	(48)
	2,415	6,288
Less current maturities	1,988	1,952
	$427	$4,336

The Company’s credit facilities at July 3, 2011 consisted of the following:

Revolving Line of Credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00%, which was 4.25% at July 3, 2011, or LIBOR plus 3.00%, which was 3.19% at July 3, 2011, maturing on July 11, 2013 and secured by a first lien on all assets of the Company.  As of July 3, 2011, the Company had elected to pay interest on the revolving line of credit under the LIBOR option.  Also under the financing agreement, a monthly fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit.  This unused line fee amounted to $16,000 and $10,000 for the three-month periods ended July 3, 2011 and June 27, 2010, respectively.  At July 3, 2011, there was a balance due on the revolving line of credit of $427,000, there was a $500,000 letter of credit outstanding and the Company had $21.5 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends and transactions with affiliates.  The Company was in compliance with these covenants as of July 3, 2011.

Subordinated Notes totaling $2.0 million.  The notes do not bear interest and are due on July 11, 2011.  The original issue discount of $12,000 on these non-interest bearing obligations at a market interest rate of 7.25% is being amortized over the life of the notes.

Minimum annual maturities as of July 3, 2011 are as follows (in thousands):

Fiscal Year	Revolver	Sub Notes	Total
2012	$-	$2,000	$2,000
2013	-	-	-
2014	427	-	427
Total	$427	$2,000	$2,427

Note 7 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill:  The Company reported goodwill of $1.1 million at April 3, 2011 and July 3, 2011.  The Company tests the fair value of the goodwill of its reporting units annually as of the first day of the Company’s fiscal year.  An additional interim impairment test is performed during the year whenever an event or change in circumstances occurs that suggests that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.  The annual or interim impairment test is performed in a two-step approach.  The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value.  If step one indicates that a potential impairment exists, then the second step is performed to measure the amount of an impairment charge, if any.  In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units.  The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation.

The annual impairment test of the fair value of the goodwill of the reporting units of the Company has been performed as of April 4, 2011, and the Company has concluded that the fair value of the goodwill of the Company’s reporting units exceeded their carrying values as of that date.

Other Intangible Assets:  Other intangible assets at July 3, 2011 consisted primarily of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities.  The carrying amount and accumulated amortization of the Company’s other intangible assets as of July 3, 2011, their estimated useful life and amortization expense for the three months ended July 3, 2011 and June 27, 2010 are as follows (dollar amounts in thousands):

		Estimated		Amortization Expense
	Carrying	Useful	Accumulated	Three-Month Periods Ended
	Amount	Life	Amortization	July 3, 2011	June 27, 2010

Kimberly Grant Acquisition on December 29, 2006:
Tradename	$466	15 years	$140	$8	$8
Existing designs	36	1 year	36	-	-
Non-compete covenant	98	15 years	30	2	2
Total Kimberly Grant Acquisition	600	14 years *	206	10	10

Springs Baby Products Acquisition on November 5, 2007:
Licenses & existing designs	1,655	2 years	1,655	-	-
Licenses & future designs	1,847	4 years	1,693	115	115
Non-compete covenant	115	4 years	105	7	7
Customer relationships	3,781	10 years	1,387	95	95
Total Springs Baby Acquisition	7,398	7 years *	4,840	217	217

Neat Solutions Acquisition on July 2, 2009:
Trademarks	892	15 years	119	15	15
Designs	33	4 years	16	2	2
Non-compete covenant	241	5 years	96	12	12
Customer relationships	1,302	16 years	162	20	20
Total Neat Solutions Acquisition	2,468	14 years *	393	49	49

Bibsters® Acquistion on May 27, 2010:
Trademarks	629	15 years	45	10	4
Patents	553	10 years	60	14	5
Customer relationships	328	14 years	26	6	2
Total Bibsters® Acquistion	1,510	13 years *	131	30	11
Internally developed intangible assets	109	10 years	28	2	2
Total other intangible assets	$12,085		$5,598	$308	$289

* Weighted-Average

Note 8 – Subsequent Events

The Company has determined that there are no subsequent events that require disclosure pursuant to FASB ASC Topic 855, as revised, except as set forth below.

On August 9, 2011, at the Company’s 2011 annual meeting of stockholders, a proposal was approved to amend the Company’s amended and restated certificate of incorporation to reduce the number of shares of the Company’s authorized capital stock.  Prior to the approval of this proposal, the Company’s amended and restated certificate of incorporation authorized the issuance of up to 75,000,000 shares of capital stock, subdivided as follows:

Authorized
Shares
Common stock, $0.01 par value per share:
Series A	73,500,000
Series B	327,940
Series C	172,060

Total common stock	74,000,000
Preferred stock, $0.01 par value per share	1,000,000

Total authorized capital stock	75,000,000

Subsequent to the approval of the proposal, the Company’s authorized capital stock has been reduced to 40,000,000 shares, all of which are Series A common stock with a par value of $0.01 per share.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three-month periods ended July 3, 2011 and June 27, 2010 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended
	July 3, 2011	June 27, 2010	Change	Change
Net sales by category
Bedding, blankets and accessories	$12,960	$12,547	$413	3.3%
Bibs, bath and disposable products	4,539	4,620	(81)	-1.8%
Total net sales	17,499	17,167	332	1.9%
Cost of products sold	13,716	12,876	840	6.5%
Gross profit	3,783	4,291	(508)	-11.8%
% of net sales	21.6%	25.0%
Marketing and administrative expenses	2,850	3,015	(165)	-5.5%
% of net sales	16.3%	17.6%
Interest expense	78	97	(19)	-19.6%
Other income	8	7	1	14.3%
Income tax expense	330	455	(125)	-27.5%
Income from continuing operations	533	731	(198)	-27.1%
Discontinued operations - net of taxes	(3)	(5)	2	-40.0%
Net income	530	726	(196)	-27.0%
% of net sales	3.0%	4.2%

Net Sales: Sales of bedding, blankets and accessories increased by $413,000 for the three-month period of fiscal 2012 as compared to the same period in fiscal 2011, resulting from the successes of new designs and promotions that exceeded the decreases related to programs that were discontinued and had lower replenishment orders.

Sales of bib, bath and disposable products decreased by $81,000 for the three-month period of fiscal year 2012 as compared to the same period in fiscal year 2011, resulting from the decreases related to programs that were discontinued and had lower replenishment orders that exceeded the successes of new designs and promotions.

Gross Profit: Gross profit decreased in amount and as a percentage of net sales for the three-month period of fiscal year 2012 as compared to the same period of fiscal year 2011, primarily resulting from higher raw material, labor, transportation and currency costs in the current year period associated with the Company’s sourcing operations in China.  Additionally, the gross profit in the first quarter of the prior year was favorably impacted by the over-absorption of overhead expenses amounting to $333,000.  Most of this over-absorption reversed as merchandise was sold, resulting in an unfavorable impact to gross profit in the later quarters of fiscal year 2011.  The impact to gross profit in the first quarter of the current year from the absorption of overhead was minimal.

Marketing and Administrative Expenses:  Marketing and administrative expenses decreased for the three-month period of the current year as compared to the same period of the prior year due to lower overall compensation costs and factoring fees.  Also, the Company’s costs for the three-month period of the current year that were associated with the Company’s settlement agreement related to the 2011 annual meeting of stockholders with Wynnefield Small Cap Value, L.P. and its affiliates were lower than the costs incurred during the same period of the prior year that were associated with the Company’s proxy contest in the prior year.

Interest Expense: The decrease in interest expense for the three-month period of fiscal year 2012 as compared to the same period in fiscal year 2011 is due to lower balances on the Company’s credit facilities.

Income Tax Expense:  The Company’s provision for income taxes on continuing operations is based upon an estimated annual effective tax rate of 38.2% for the three-month period of fiscal year 2012, which was virtually unchanged from 38.4% for the same period of fiscal year 2011.  Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2012, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income, the amount of certain expenses which are not deductible for tax purposes and the amount of certain tax credits.

The Company has traditionally attempted to increase its prices to offset inflationary increases in its raw materials and other costs, but there is no assurance that the Company will be successful in the future in implementing such price increases or in effecting such price increases in a manner that will provide a timely match to the cost increases.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash of $4.2 million was provided by operating activities for the three-month period ended July 3, 2011, compared to $4.1 million provided by operating activities for the three-month period ended June 27, 2010.  The increase in cash provided by operating activities in the current year was due to a lower increase in inventory balances and a higher reduction of accounts receivable and prepaid expense balances, offset by a lower increase in accounts payable balances and a higher decrease in other accrued liabilities.

Net cash used in investing activities of $75,000 in the current year was primarily for capital expenditures.  This compares with $1.6 million used in investing activities in the prior year, which included $2.1 million associated with the Bibsters® Acquisition, offset by proceeds of $505,000 from the maturity of a certificate of deposit purchased in connection with the issuance on behalf of the Company of a standby letter of credit to guarantee the payment of certain of the Company’s royalty obligations.

Net cash of $4.3 million was used in financing activities in the current year, compared to $1.6 million used in financing activities in the prior year.  The increase in cash used in financing activities in the current year was primarily due to higher net repayments in the current year on the Company’s revolving line of credit.

Total debt outstanding under the Company’s credit facilities before the reduction for the original issue discount on the non-interest bearing notes decreased from $4.0 million at June 27, 2010 to $2.4 million at July 3, 2011.  The decrease is due primarily to payments made in July 2010 of $2.0 million in the aggregate for the first installment on the subordinated notes.  At July 3, 2011, there was a balance of $427,000 due on the revolving line of credit, there was a $500,000 letter of credit outstanding and the Company had $21.5 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

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

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements.  CIT approves customer accounts and credit lines and collects the Company’s accounts receivable balances.  Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned.  If a customer fails to pay CIT on the due date, the Company is charged interest on the unpaid balance at prime plus 1.0%, which was 4.25% at July 3, 2011, until payment is received.  The Company incurred interest expense of $17,000 for each of the three-month periods ended July 3, 2011 and June 27, 2010 as a result of the failure of the Company’s customers to pay CIT by the due date.  CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits.  The Company bears the responsibility for adjustments related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.

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

During the three-month period ended July 3, 2011, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in the Company’s annual report on Form 10-K for the year ended April 3, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended July 3, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 4, 2011 through May 8, 2011	120,940	$5.00	0	$0
May 9, 2011 through June 5, 2011	25,347	$4.81	0	$0
June 6, 2011 through July 3, 2011	1,756	$4.86	0	$0
Total	148,043	$4.96	0	$0

(1) The shares purchased from April 4, 2011 through July 3, 2011 consist of shares of common stock surrendered to the Company in payment of the exercise price and income tax withholding obligations relating to the exercise of stock options.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number		Description of Exhibit

3.1		Amended and Restated Certificate of Incorporation of the Company. (1)

3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (2)

3.3		Amended and Restated Bylaws of the Company. (3)

31.1		Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (4)

31.2		Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (4)

32.1		Section 1350 Certification by the Company’s Chief Executive Officer (4)

32.2		Section 1350 Certification by the Company’s Chief Financial Officer (4)

101.INS	**	XBRL Instance

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation

101.DEF	**	XBRL Taxonomy Extension Definition

101.LAB	**	XBRL Taxonomy Extension Labels

101.PRE	**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.

(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2011.

(4)	Filed herewith.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: August 17, 2011	By:	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

  Index to Exhibits

Exhibit Number		Description of Exhibit

3.1		Amended and Restated Certificate of Incorporation of the Company. (1)

3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (2)

3.3		Amended and Restated Bylaws of the Company. (3)

31.1		Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (4)

31.2		Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (4)

32.1		Section 1350 Certification by the Company’s Chief Executive Officer (4)

32.2		Section 1350 Certification by the Company’s Chief Financial Officer (4)

101.INS	**	XBRL Instance

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation

101.DEF	**	XBRL Taxonomy Extension Definition

101.LAB	**	XBRL Taxonomy Extension Labels

101.PRE	**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.

(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2011.

(4)	Filed herewith.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.