Form 10-Q
period 2011-10-02
CROWN CRAFTS INC
filed 2011-11-16
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549
FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 31, 2011 was 9,657,698.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
October 2, 2011 and April 3, 2011

	October 2, 2011
	(Unaudited)	April 3, 2011
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$117	$205
Accounts receivable (net of allowances of $1,499 at October 2, 2011 and $1,395 at April 3, 2011):
Due from factor	14,223	17,819
Other	219	834
Inventories	16,526	13,560
Prepaid expenses	1,495	2,360
Assets held for sale	275	275
Deferred income taxes	295	230
Total current assets	33,150	35,283
Property, plant and equipment - at cost:
Vehicles	75	58
Leasehold improvements	216	215
Machinery and equipment	2,480	2,622
Furniture and fixtures	750	730
Property, plant and equipment - gross	3,521	3,625
Less accumulated depreciation	3,053	3,153
Property, plant and equipment - net	468	472
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	6,698	6,674
Finite-lived intangible assets - gross	12,109	12,085
Less accumulated amortization	5,907	5,290
Finite-lived intangible assets - net	6,202	6,795
Goodwill	1,126	1,126
Deferred income taxes	1,840	1,904
Other	108	122
Total Assets	$42,894	$45,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,037	$5,050
Accrued wages and benefits	711	1,167
Accrued royalties	1,504	1,181
Income taxes currently payable	673	409
Other accrued liabilities	213	212
Current maturities of long-term debt	-	1,952
Total current liabilities	9,138	9,971
Non-current liabilities:
Long-term debt	1,175	4,336

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock - $0.01 par value per share; Authorized no shares at October 2, 2011 and 1,000,000 shares at April 3, 2011; No shares issued at October 2, 2011 and April 3, 2011	-	-
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at October 2, 2011 and 74,000,000 shares at April 3, 2011; Issued 11,051,772 shares at October 2, 2011 and 10,830,772 shares at April 3, 2011	111	108
Additional paid-in capital	43,127	42,227
Treasury stock - at cost - 1,396,205 shares at October 2, 2011 and 1,248,162 shares at April 3, 2011	(5,093)	(4,358)
Accumulated deficit	(5,564)	(6,582)
Total shareholders' equity	32,581	31,395
Total Liabilities and Shareholders' Equity	$42,894	$45,702
See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six-Month Periods Ended October 2, 2011 and September 26, 2010

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(amounts in thousands, except per share amounts)

Net sales	$21,319	$23,711	$38,818	$40,878
Cost of products sold	16,578	18,056	30,294	30,932
Gross profit	4,741	5,655	8,524	9,946
Marketing and administrative expenses	2,948	3,519	5,798	6,534
Income from operations	1,793	2,136	2,726	3,412
Other income (expense):
Interest and amortization of debt discount and expense	(70)	(125)	(148)	(222)
Other - net	2	2	10	9
Income before income tax expense	1,725	2,013	2,588	3,199
Income tax expense	655	796	985	1,251
Income from continuing operations	1,070	1,217	1,603	1,948
Loss from discontinued operations - net of income taxes	(3)	(3)	(6)	(8)
Net income	$1,067	$1,214	$1,597	$1,940

Weighted average shares outstanding - basic	9,644	9,587	9,632	9,417

Weighted average shares outstanding - diluted	9,778	9,748	9,784	9,555

Basic earnings per share:
Income from continuing operations	$0.11	$0.13	$0.17	$0.21
Loss from discontinued operations - net of income taxes	-	-	-	-
Total basic earnings per share	$0.11	$0.13	$0.17	$0.21

Diluted earnings per share:
Income from continuing operations	$0.11	$0.12	$0.16	$0.20
Loss from discontinued operations - net of income taxes	-	-	-	-
Total diluted earnings per share	$0.11	$0.12	$0.16	$0.20

Cash dividends declared per share	$0.03	$0.02	$0.06	$0.04

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended October 2, 2011 and September 26, 2010

	Six-Month Periods Ended
	October 2, 2011	September 26, 2010
	(amounts in thousands)

Operating activities:
Net income	$1,597	$1,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	131	128
Amortization of intangibles	617	598
Deferred income taxes	(1)	124
Gain on sale of property, plant and equipment	(5)	(2)
Accretion of interest expense to original issue discount	48	115
Stock-based compensation	287	484
Tax shortfall from stock-based compensation	(27)	(33)
Changes in assets and liabilities:
Accounts receivable	4,211	2,116
Inventories	(2,966)	(6,895)
Prepaid expenses	865	(321)
Other assets	14	(15)
Accounts payable	985	1,969
Accrued liabilities	131	(324)
Net cash provided by (used in) operating activities	5,887	(116)
Investing activities:
Capital expenditures	(151)	(87)
Maturity of temporary investment - restricted	-	505
Proceeds from disposition of assets	5	2
Payment to acquire the Bibsters product line	-	(2,072)
Net cash used in investing activities	(146)	(1,652)
Financing activities:
Payments on long-term debt	(2,000)	(2,000)
(Repayments) borrowings under revolving line of credit, net	(3,161)	4,428
Purchase of treasury stock	(735)	(655)
Issuance of common stock	628	158
Excess tax benefit from stock-based compensation	15	144
Dividends paid	(576)	(369)
Net cash (used in) provided by financing activities	(5,829)	1,706
Net decrease in cash and cash equivalents	(88)	(62)
Cash and cash equivalents at beginning of period	205	75
Cash and cash equivalents at end of period	$117	$13

Supplemental cash flow information:
Income taxes paid	$732	$2,039
Interest paid, net of interest received	100	96

Noncash financing activity:
Dividends declared but unpaid	(290)	(191)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX-MONTH PERIODS ENDED OCTOBER 2, 2011 AND SEPTEMBER 26, 2010

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 2, 2011 and the results of its operations and cash flows for the periods presented.  Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions.  Operating results for the three and six-month periods ended October 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending April 1, 2012.  For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 3, 2011.

Fiscal Year:  The Company’s fiscal year ends on the Sunday nearest March 31.  References herein to “fiscal year 2012” represent the 52-week period ending April 1, 2012 and references herein to “fiscal year 2011” represent the 53-week period ended April 3, 2011.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the consolidated statements of income and cash flows.  Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes.  The Company also has a certain amount of discontinued finished goods which necessitate the establishment of inventory reserves and allocates indirect costs to inventory based on an estimated percentage of the supplier purchase price, each of which are highly subjective.  Actual results could differ from those estimates.

Cash and Cash Equivalents:  The Company considers highly-liquid investments, if any, purchased with original maturities of three months or less to be cash equivalents.

Financial Instruments:  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

●	Cash and cash equivalents, accounts receivable and accounts payable – For those short-term instruments, the carrying value is a reasonable estimate of fair value.

●	Long-term debt – The carrying value of the Company’s long-term debt approximates fair value because interest rates under the Company’s borrowings are variable, based on prevailing market rates.

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

Segment and Related Information:  The Company operates primarily in one principal segment, infant, toddler and juvenile products.  These products consist of crib and toddler bedding, nursery accessories, room décor, infant bibs and related soft goods.  Net sales of bedding, blankets and accessories amounted to $28.3 million and $29.9 million for the six-month periods ended October 2, 2011 and September 26, 2010, respectively, and net sales of bibs, bath and disposable products amounted to $10.5 million and $11.0 million for the six-month periods ended October 2, 2011 and September 26, 2010, respectively.

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

        To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with The CIT Group/Commercial Services, Inc., a subsidiary of CIT Group, Inc. (“CIT”).  In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss.  The Company must make estimates of the uncollectibility of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms to evaluate the adequacy of its allowance for doubtful accounts.  The Company’s accounts receivable at October 2, 2011 amounted to $14.4 million, net of allowances of $1.5 million.  Of this amount, $14.2 million is due from CIT under the factoring agreements, which amount represents the maximum amount of loss that the Company could incur under the factoring agreements if CIT failed completely to perform its obligations thereunder.

        Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances.  Such amount is presented as a current asset in the accompanying consolidated balance sheets and is a direct determinant of cost of goods sold in the accompanying consolidated statements of income and, therefore, has a significant impact on the amount of net income in the accounting periods reported.  The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs incurred to design, develop, source and store the product until it is sold.  Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.

        The indirect costs allocated to inventory are done so as a percentage of the supplier purchase price and can impact the Company’s results of operations as purchase volume fluctuates from quarter to quarter and year to year.  The difference between indirect costs incurred and the indirect costs allocated to inventory creates a burden variance, which is generally favorable when actual inventory purchases exceed planned inventory purchases, and is generally unfavorable when actual inventory purchases are lower than planned inventory purchases.  While the burden variance can be significant during interim periods, it is generally not material by the end of each fiscal year.  The determination of the indirect charges and their allocation to the Company's finished goods inventories is complex and requires significant management judgment and estimates.  If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company's inventories, the amount and timing of the Company's cost of goods sold and the resulting net income for any accounting period.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts.  These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers.  Royalty expense is included in cost of sales and amounted to $2.9 million and $3.0 million for the six-month periods ended October 2, 2011 and September 26, 2010, respectively.

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

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China.  The statute of limitations varies by jurisdiction; tax years open to federal or state general examination or other adjustment as of October 2, 2011 were the fiscal years ended March 30, 2008, March 29, 2009, March 28, 2010 and April 3, 2011, as well as the fiscal year ended April 1, 2007 for several states.

The Internal Revenue Service is examining the Company’s consolidated federal income tax return for the fiscal year ended March 29, 2009.  Although management believes that the calculations and positions taken on this and all other filed income tax returns are reasonable and justifiable, the final outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax return.  Such adjustment could be favorable or unfavorable and could result in adjustments to one or more state income tax returns, or to income tax returns for prior or subsequent years, or both.  The cumulative effect of such adjustments could have a material impact on the Company’s future results of operations.

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

The following table sets forth the computation of basic and diluted net income per common share for the three and six-month periods ended October 2, 2011 and September 26, 2010.

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(amounts in thousands, except per share amounts)

Income from continuing operations	$1,070	$1,217	$1,603	$1,948
Loss from discontinued operations, net of taxes	(3)	(3)	(6)	(8)
Net income	$1,067	$1,214	$1,597	$1,940

Weighted average number of common shares outstanding:
Basic	9,644	9,587	9,632	9,417
Effect of dilutive securities	134	161	152	138
Diluted	9,778	9,748	9,784	9,555

Basic earnings per common share:
Continuing operations	$0.11	$0.13	$0.17	$0.21
Discontinued operations	-	-	-	-
Total	$0.11	$0.13	$0.17	$0.21

Diluted earnings per common share:
Continuing operations	$0.11	$0.12	$0.16	$0.20
Discontinued operations	-	-	-	-
Total	$0.11	$0.12	$0.16	$0.20

Recently Issued Accounting Standards:  On May 12, 2011, the FASB issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is intended to improve consistency across jurisdictions to ensure that U.S. GAAP and International Financial Reporting Standards (“IFRSs”) fair value measurement and disclosure requirements are described in the same way.  For publicly-traded companies, the amendments in this ASU are to be applied prospectively effective for annual periods beginning after December 15, 2011, and early application is not permitted.  The Company does not anticipate that its adoption of ASU No. 2011-04 on April 2, 2012 will impact its consolidated financial statements.

On September 15, 2011, the FASB issued FASB ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This ASU will give an entity the option to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test as described above.  The ASU is intended to reduce the cost and complexity associated with the test for goodwill impairment.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early application is permitted.  Since the annual impairment test of the fair value of the goodwill of the Company’s reporting units has already been performed as of April 4, 2011, the Company expects that it will adopt ASU No. 2011-04 on April 2, 2012 and does not anticipate that such adoption will impact its consolidated financial statements.

Note 2 – Acquisition

On May 27, 2010, Hamco, Inc., a wholly-owned subsidiary of the Company, paid $1.8 million to The Procter & Gamble Company (“P&G”) to acquire certain intellectual property related to P&G’s line of Bibsters® disposable infant bibs.  In a separate but related transaction, Hamco also acquired the inventory associated with the Bibsters® product line from the exclusive licensee of Bibsters® for P&G, whose license was terminated to coincide with the closing (collectively, the two transactions represent the “Bibsters® Acquisition”).  Hamco also recognized as expense $100,000 of direct costs associated with the acquisition, which were included in marketing and administrative expenses during the fiscal year ended April 3, 2011, $28,000 and $88,000 of which were recognized during the three and six-month periods ended September 26, 2010, respectively.  Because the operations of the Bibsters® product line have been integrated with Hamco, and because the assets acquired do not exist as a discrete entity within the Company’s internal corporate structure, it is impracticable to determine the earnings generated by the assets acquired from the Bibsters® product line since the acquisition date.  The Company believes that the pro forma impact of the acquisition is not material.

The fair values of the assets acquired were determined by the Company with the assistance of an independent third party.  The Company’s allocation of the acquisition cost is as follows (in thousands):

Amortizable intangible assets:	Amount
Trademarks	$629
Patents	553
Customer relationships	328
Total amortizable intangible assets	1,510
Goodwill	290

Total intangible assets	1,800
Tangible assets - inventory	272

Total acquisition cost	$2,072

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	October 2, 2011	April 3, 2011
Raw Materials	$25	$32
Finished Goods	16,501	13,528
Total inventory	$16,526	$13,560

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

       The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these persons to achieve performance objectives related to the Company’s overall goal of increasing stockholder value.  The principal reason for adopting the 2006 Plan was to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees.  Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan.  The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Board”), which selects eligible employees and non-employee directors to participate in the 2006 Plan and determines the type, amount, duration and other terms of individual awards.  At October 2, 2011, 209,500 shares of the Company’s common stock were available for future issuance under the 2006 Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement.  The Company recorded $150,000 and $287,000 of stock-based compensation expense during the three and six-month periods ended October 2, 2011, respectively, and recorded $321,000 and $484,000 of stock-based compensation expense during the three and six-month periods ended September 26, 2010, respectively.  The Company records the compensation expense related to with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals.  No stock-based compensation costs have been capitalized as part of the cost of an asset as of October 2, 2011.

Stock Options: The following table represents stock option activity for the six-month periods ended October 2, 2011 and September 26, 2010:

	Six-Month Period Ended October 2, 2011		Six-Month Period Ended September 26, 2010
	Weighted-Average	Number of Options	Weighted-Average	Number of Options
	Exercise Price	Outstanding	Exercise Price	Outstanding
Outstanding at Beginning of Period	$3.31	747,000	$2.94	825,832
Granted	4.81	100,000	4.23	110,000
Exercised	3.24	(193,500)	1.39	(113,332)
Forfeited	-	-	4.08	(2,000)
Outstanding at End of Period	3.56	653,500	3.32	820,500
Exercisable at End of Period	3.24	503,500	3.21	625,500

  The total intrinsic value of the stock options exercised was $332,000 during the three and six months ended July 3, 2011 and October 2, 2011, respectively, and was $33,000 and $304,000 during the three and six months ended September 26, 2010, respectively.  As of October 2, 2011, the intrinsic value of the outstanding and exercisable stock options was $274,000 each.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value.  The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the six months ended October 2, 2011 and September 26, 2010, which options vest over a two-year period, assuming continued service.

	Six-Month Periods Ended
	October 2, 2011	September 26, 2010
Options issued	100,000	110,000
Grant Date	June 10, 2011	June 23, 2010
Dividend yield	2.49%	1.89%
Expected volatility	60.00%	55.00%
Risk free interest rate	1.84%	2.17%
Expected life in years	5.75	5.75
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$4.81	$4.23
Fair value	$2.16	$1.88

Because the Company’s historical stock option exercise experience did not provide a reasonable basis upon which to estimate the expected life of the stock options granted during each of the six-month periods ended October 2, 2011 and September 26, 2010, the Company has elected to use the simplified method to estimate the expected life of the stock options granted, as allowed by SEC Staff Accounting Bulletin No. 107 and the continued acceptance of the simplified method indicated in SEC Staff Accounting Bulletin No. 110.

For the three and six-month periods ended October 2, 2011, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month Period			Six-month Period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2010	$6	$14	$20	$15	$33	$48
2011	11	11	22	25	26	51
2012	13	12	25	16	15	31

Total stock option compensation	$30	$37	$67	$56	$74	$130

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

As of October 2, 2011, total unrecognized stock option compensation expense amounted to $255,000, which will be recognized as the underlying stock options vest over a period of up to two years.  The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock: The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of the grant.

The Board granted 30,000 shares of non-vested stock to its non-employee directors during each of the quarters ended October 2, 2011, September 26, 2010, September 27, 2009 and September 28, 2008 with a weighted-average fair value of $4.44, $4.36, $3.02 and $3.87, respectively, as of the date of each of the grants.  These shares vest over a two-year period, assuming continued service.

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

For the three and six-month periods ended October 2, 2011, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-month Period			Six-month Period
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2010	$-	$5	$5	$-	$11	$11
2011	52	15	67	104	31	135
2012	-	11	11	-	11	11

Total stock grant compensation	$52	$31	$83	$104	$53	$157

For the three and six-month periods ended September 26, 2010, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-month Period			Six-month Period
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2007	$28	$-	$28	$70	$-	$70
2009	-	4	4	-	19	19
2010	-	7	7	-	32	32
2011	209	11	220	209	11	220

Total stock grant compensation	$237	$22	$259	$279	$62	$341

As of October 2, 2011, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $966,000, which will be recognized over the respective vesting terms associated with each block of grants as indicated above.  The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.

Note 6 – Financing Arrangements

Factoring Agreement:  The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements.  Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned.  If a customer fails to pay CIT on the due date, then the Company is charged interest at prime plus 1.0%, which was 4.25% at October 2, 2011, until payment is received.  The Company incurred interest expense of $16,000 and $18,000 for the three-month periods ended October 2, 2011 and September 26, 2010, respectively, and $33,000 and $35,000 for the six-month periods ended October 2, 2011 and September 26, 2010, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date.  CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits.  The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.  Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $120,000 and $153,000 for the three-month periods ended October 2, 2011 and September 26, 2010, respectively, and $203,000 and $287,000 for the six-month periods ended October 2, 2011 and September 26, 2010, respectively.  There were no advances from the factor at either October 2, 2011 or September 26, 2010.

Notes Payable and Other Credit Facilities: At October 2, 2011 and April 3, 2011, long-term debt of the Company consisted of (in thousands):

	October 2, 2011	April 3, 2011
Revolving line of credit	$1,175	$4,336
Non-interest bearing notes	-	2,000
Original issue discount	-	(48)
	1,175	6,288
Less current maturities	-	1,952
	$1,175	$4,336

        The Company’s credit facility as of October 2, 2011 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00%, which was 4.25% at October 2, 2011, or LIBOR plus 3.00%, which was 3.22% at October 2, 2011, maturing on July 11, 2013 and secured by a first lien on all assets of the Company.  As of October 2, 2011, the Company had elected to pay interest on the revolving line of credit under the LIBOR option.  Also under the financing agreement, a monthly fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit.  This unused line fee amounted to $14,000 and $12,000 for the three-month periods ended October 2, 2011 and September 26, 2010, respectively, and $30,000 and $22,000 for the six-month periods ended October 2, 2011 and September 26, 2010, respectively.  As of October 2, 2011, there was a balance on the revolving line of credit of $1.2 million, there was a $500,000 letter of credit outstanding and the Company had $20.7 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

        The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends and transactions with affiliates.  The Company was in compliance with these covenants as of October 2, 2011.

Minimum annual maturities as of October 2, 2011 are as follows (in thousands):

Fiscal	Amount
Year	Maturing
2012	$-
2013	-
2014	1,175
Total	$1,175

Note 7 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill:  The Company reported goodwill of $1.1 million at April 3, 2011 and October 2, 2011.  The Company tests the fair value of the goodwill of its reporting units annually as of the first day of the Company’s fiscal year.  An additional interim impairment test is performed during the year whenever an event or change in circumstances occurs that suggests that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.  The annual or interim impairment test is performed in a two-step approach.  The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value.  If step one indicates that a potential impairment exists, then the second step is performed to measure the amount of an impairment charge, if any.  In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units.  The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation.

The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of April 4, 2011, and the Company concluded that the fair value of the goodwill of the Company’s reporting units exceeded their carrying values as of that date.

Other Intangible Assets:  Other intangible assets at October 2, 2011 consisted primarily of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities.  The carrying amount and accumulated amortization of the Company’s other intangible assets as of October 2, 2011, their estimated useful life and amortization expense for the three and six-month periods ended October 2, 2011 and September 26, 2010 are as follows (dollar amounts in thousands):

				Amortization Expense
		Estimated		Three-month Periods Ended		Six-month Periods Ended
	Carrying Amount	Useful Life	Accumulated Amortization	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010

Kimberly Grant Acquisition on December 29, 2006:
Tradename	$466	15 years	$148	$8	$8	$16	$16
Existing designs	36	1 year	36	-	-	-	-
Non-compete covenant	98	15 years	31	1	1	3	3
Total Kimberly Grant Acquisition	600	14 years *	215	9	9	19	19

Springs Baby Products Acquisition on November 5, 2007:
Licenses & existing designs	1,655	2 years	1,655	-	-	-	-
Licenses & future designs	1,847	4 years	1,808	115	116	230	231
Non-compete covenant	115	4 years	112	7	8	14	15
Customer relationships	3,781	10 years	1,482	95	94	190	189
Total Springs Baby Acquisition	7,398	7 years *	5,057	217	218	434	435

Neat Solutions Acquisition on July 2, 2009:
Trademarks	892	15 years	134	15	14	30	29
Designs	33	4 years	18	2	3	4	5
Non-compete covenant	241	5 years	108	12	12	24	24
Customer relationships	1,302	16 years	183	21	21	41	41
Total Neat Solutions Acquisition	2,468	14 years *	443	50	50	99	99

Bibsters® Acquistion on May 27, 2010:
Trademarks	629	15 years	56	11	10	21	14
Patents	553	10 years	74	14	13	28	18
Customer relationships	328	14 years	32	6	6	12	8
Total Bibsters® Acquistion	1,510	13 years *	162	31	29	61	40
Internally developed intangible assets	133	10 years	30	2	3	4	5
Total other intangible assets	$12,109		$5,907	$309	$309	$617	$598

* Weighted-Average

Note 8 – Subsequent Events

There are no subsequent events that require disclosure pursuant to FASB ASC Topic 855.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three and six-month periods ended October 2, 2011 and September 26, 2010 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended				Six-month Periods Ended
	October 2, 2011	September 26, 2010	Change	Change	October 2, 2011	September 26, 2010	Change	Change
Net sales by category
Bedding, blankets and accessories	$15,382	$17,307	$(1,925)	-11.1%	$28,342	$29,854	$(1,512)	-5.1%
Bibs, bath and disposable products	5,937	6,404	(467)	-7.3%	10,476	11,024	(548)	-5.0%
Total net sales	21,319	23,711	(2,392)	-10.1%	38,818	40,878	(2,060)	-5.0%
Cost of products sold	16,578	18,056	(1,478)	-8.2%	30,294	30,932	(638)	-2.1%
Gross profit	4,741	5,655	(914)	-16.2%	8,524	9,946	(1,422)	-14.3%
% of net sales	22.2%	23.8%			22.0%	24.3%
Marketing and administrative expenses	2,948	3,519	(571)	-16.2%	5,798	6,534	(736)	-11.3%
% of net sales	13.8%	14.8%			14.9%	16.0%
Interest expense	70	125	(55)	-44.0%	148	222	(74)	-33.3%
Other income	2	2	0	0.0%	10	9	1	11.1%
Income tax expense	655	796	(141)	-17.7%	985	1,251	(266)	-21.3%
Income from continuing operations	1,070	1,217	(147)	-12.1%	1,603	1,948	(345)	-17.7%
Discontinued operations - net of taxes	(3)	(3)	0	0.0%	(6)	(8)	2	-25.0%
Net income	1,067	1,214	(147)	-12.1%	1,597	1,940	(343)	-17.7%
% of net sales	5.0%	5.1%			4.1%	4.7%

Net Sales: Sales of bedding, blankets and accessories decreased by $1.9 million and $1.5 million for the three and six months ended October 2, 2011, respectively, as compared to the same periods in the prior year, resulting from decreases related to programs that were discontinued and had lower replenishment orders that exceeded the successes of new designs and promotions.

Sales of bib, bath and disposable products decreased by $467,000 and $548,000 for the three and six-month periods of fiscal year 2012, respectively, as compared to the same periods in fiscal year 2011, resulting from the decreases related to programs that were discontinued and had lower replenishment orders that exceeded the successes of new designs and promotions.

Gross Profit: Gross profit decreased in amount and as a percentage of net sales for the three and six-month periods of fiscal year 2012 as compared to the same period of fiscal year 2011, as a result of higher raw material, labor, transportation and currency costs, which began to increase in later quarters of fiscal year 2011 and an increase in returns and allowances which have partially offset the Company’s recent price increases.  In connection with the Company’s allocation of indirect costs related to inventory, the Company recognized in the current year an unfavorable burden variance of $331,000 and $351,000 in the three and six-month periods, respectively, as a result of lower levels of actual inventory purchases than were planned.  In the three and six-month periods of the prior year, the Company recognized a favorable burden variance of $293,000 and $626,000, respectively, as a result of actual inventory purchases that exceeded planned purchases.  The aggregate change in burden variance has had a negative impact on gross margin amounting to $624,000 and $977,000 in the three and six-month periods, respectively, of the current year as compared to the prior year.  Consistent with prior years, the Company does not expect a material burden variance by the end of fiscal year 2012.

Marketing and Administrative Expenses:  Marketing and administrative expenses decreased for the three and six-month periods of the current year as compared to the same periods of the prior year due to lower overall compensation costs and factoring fees, which were partially offset by higher costs incurred in the current year for advertising.  Also, the Company’s costs for the three and six-month periods of the current year that were associated with the Company’s settlement agreement related to the 2011 annual meeting of stockholders with Wynnefield Small Cap Value, L.P. and its affiliates decreased by $284,000 and $327,000 to $35,000 and $73,000, respectively, as compared to the costs incurred during the same periods of the prior year that were associated with the Company’s proxy contest related to the 2010 annual meeting of stockholders.

Interest Expense: The decrease in interest expense for the three and six-month periods of fiscal year 2012 as compared to the same periods in fiscal year 2011 is due to lower balances on the Company’s credit facilities.

Income Tax Expense:  The Company’s provision for income taxes on continuing operations is based upon an estimated annual effective tax rate of 38.0% for the six-month period of fiscal year 2012, as compared to 39.1% for the same period of fiscal year 2011.  The decrease in the estimated annual effective tax rate in the current year is primarily related to a decrease in the current year in the amount of certain expenses which are not deductible for tax purposes.  Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2012, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income, the amount of certain expenses which are not deductible for tax purposes and the amount of certain tax credits.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash of $5.9 million was provided by operating activities for the six-month period ended October 2, 2011, compared to $116,000 used in operating activities for the six-month period ended September 26, 2010.  The increase in cash provided by operating activities in the current year was due to a lower increase in inventory balances and a higher reduction of accounts receivable and prepaid expense balances, offset by a lower increase in accounts payable balances.

Net cash used in investing activities of $146,000 in the current year was primarily for capital expenditures.  This compares with $1.7 million used in investing activities in the prior year, which included $2.1 million associated with the Bibsters® Acquisition, offset by proceeds of $505,000 from the maturity of a certificate of deposit purchased in connection with the issuance on behalf of the Company of a standby letter of credit to guarantee the payment of certain of the Company’s royalty obligations.

Net cash of $5.8 million was used in financing activities in the current year, compared to $1.7 million provided by financing activities in the prior year.  The increase in cash used in financing activities in the current year was primarily due to higher net repayments in the current year on the Company’s revolving line of credit.

Total debt owed under the Company’s credit facilities before the reduction for the original issue discount on non-interest bearing subordinated notes decreased from $7.9 million at September 26, 2010 to $1.2 million at October 2, 2011.  The decrease is due to net repayments of $4.7 million on the Company’s revolving line of credit and payments made in July 2011 of $2.0 million in the aggregate for the remaining balance due on subordinated notes payable.  At October 2, 2011, there was a balance of $1.2 million due on the revolving line of credit, there was a $500,000 letter of credit outstanding and the Company had $20.7 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

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

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements.  CIT approves customer accounts and credit lines and collects the Company’s accounts receivable balances.  Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned.  If a customer fails to pay CIT on the due date, the Company is charged interest on the unpaid balance at prime plus 1.0%, which was 4.25% at October 2, 2011, until payment is received.  The Company incurred interest expense of $16,000 and $18,000 for the three months ended October 2, 2011 and September 26, 2010, respectively, and $33,000 and $35,000 for the six months ended October 2, 2011 and September 26, 2010, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date.  CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits.  The Company bears the responsibility for adjustments related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.

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

During the three-month period ended October 2, 2011, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

10.1
Settlement Agreement dated July 14, 2011 by and among Crown Crafts, Inc., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Channel Partnership II, L.P., Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan, Nelson Obus and Joshua H. Landes. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (4)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (4)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (4)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (4)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)   Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003.
(2)   Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(3)   Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 15, 2011.
(4)   Filed herewith.

**
XBRL information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: November 16, 2011	By:	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (2)

10.1
Settlement Agreement dated July 14, 2011 by and among Crown Crafts, Inc., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Channel Partnership II, L.P., Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan, Nelson Obus and Joshua H. Landes. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (4)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (4)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (4)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (4)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1) Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003.
(2) Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(3) Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 15, 2011.
(4) Filed herewith.

**
XBRL information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.