Form 10-Q
period 2012-01-01
CROWN CRAFTS INC
filed 2012-02-15
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of February 10, 2012 was 9,657,698.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
January 1, 2012 and April 3, 2011
	January 1, 2012
	(Unaudited)	April 3, 2011
	(amounts in thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$279	$205
Accounts receivable (net of allowances of $1,096 at January 1, 2012 and $1,395 at April 3, 2011):
Due from factor	16,113	17,819
Other	315	834
Inventories	15,540	13,560
Prepaid expenses	2,755	2,360
Assets held for sale	275	275
Deferred income taxes	65	230
Total current assets	35,342	35,283
Property, plant and equipment - at cost:
Vehicles	133	58
Leasehold improvements	216	215
Machinery and equipment	2,539	2,622
Furniture and fixtures	750	730
Property, plant and equipment - gross	3,638	3,625
Less accumulated depreciation	3,119	3,153
Property, plant and equipment - net	519	472
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	6,691	6,674
Finite-lived intangible assets - gross	12,102	12,085
Less accumulated amortization	6,129	5,290
Finite-lived intangible assets - net	5,973	6,795
Goodwill	1,126	1,126
Deferred income taxes	1,806	1,904
Other	108	122
Total Assets	$44,874	$45,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,468	$5,050
Accrued wages and benefits	635	1,167
Accrued royalties	1,485	1,181
Income taxes currently payable	195	409
Other accrued liabilities	216	212
Current maturities of long-term debt	-	1,952
Total current liabilities	10,999	9,971
Non-current liabilities:
Long-term debt	-	4,336

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock - $0.01 par value per share; Authorized no shares at January 1, 2012 and 1,000,000 shares at April 3, 2011; No shares issued at January 1, 2012 and April 3, 2011	-	-
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at January 1, 2012 and 74,000,000 shares at April 3, 2011; Issued 11,054,772 shares at January 1, 2012 and 10,830,772 shares at April 3, 2011	111	108
Additional paid-in capital	43,262	42,227
Treasury stock - at cost - 1,397,074 shares at January 1, 2012 and 1,248,162 shares at April 3, 2011	(5,096)	(4,358)
Accumulated deficit	(4,402)	(6,582)
Total shareholders' equity	33,875	31,395
Total Liabilities and Shareholders' Equity	$44,874	$45,702

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine-Month Periods Ended January 1, 2012 and December 26, 2010

	Three-Month Periods Ended		Nine-Month Periods Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(amounts in thousands, except per share amounts)

Net sales	$21,649	$21,938	$60,467	$62,816
Cost of products sold	16,405	17,531	46,699	48,463
Gross profit	5,244	4,407	13,768	14,353
Marketing and administrative expenses	2,694	3,047	8,492	9,581
Income from operations	2,550	1,360	5,276	4,772
Other income (expense):
Interest and amortization of debt discount and expense	(43)	(112)	(191)	(334)
Other - net	3	(8)	13	1
Income before income tax expense	2,510	1,240	5,098	4,439
Income tax expense	959	460	1,944	1,711
Income from continuing operations	1,551	780	3,154	2,728
Loss from discontinued operations - net of income taxes	(3)	(5)	(9)	(13)
Net income	$1,548	$775	$3,145	$2,715

Weighted average shares outstanding - basic	9,657	9,565	9,640	9,466

Weighted average shares outstanding - diluted	9,718	9,786	9,757	9,631

Basic earnings per share:
Income from continuing operations	$0.16	$0.08	$0.33	$0.29
Loss from discontinued operations - net of income taxes	-	-	-	-
Total basic earnings per share	$0.16	$0.08	$0.33	$0.29

Diluted earnings per share:
Income from continuing operations	$0.16	$0.08	$0.32	$0.28
Loss from discontinued operations - net of income taxes	-	-	-	-
Total diluted earnings per share	$0.16	$0.08	$0.32	$0.28

Cash dividends declared per share	$0.04	$0.02	$0.10	$0.06

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended January 1, 2012 and December 26, 2010

	Nine-Month Periods Ended
	January 1, 2012	December 26, 2010
	(amounts in thousands)

Operating activities:
Net income	$3,145	$2,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	197	192
Amortization of intangibles	839	907
Deferred income taxes	263	78
Gain on sale of property, plant and equipment	(5)	(2)
Accretion of interest expense to original issue discount	48	148
Stock-based compensation	415	605
Tax shortfall from stock-based compensation	(27)	(14)
Changes in assets and liabilities:
Accounts receivable	2,225	1,554
Inventories	(1,980)	(8,627)
Prepaid expenses	(395)	(463)
Other assets	43	(21)
Accounts payable	3,320	2,819
Accrued liabilities	(438)	325
Net cash provided by operating activities	7,650	216
Investing activities:
Capital expenditures	(290)	(107)
Maturity of temporary investment - restricted	-	505
Proceeds from disposition of assets	5	2
Payment to acquire the Bibsters product line	-	(2,072)
Net cash used in investing activities	(285)	(1,672)
Financing activities:
Payments on long-term debt	(2,000)	(2,000)
(Repayments) borrowings under revolving line of credit, net	(4,336)	4,245
Purchase of treasury stock	(738)	(758)
Issuance of common stock	631	341
Excess tax benefit from stock-based compensation	18	151
Dividends paid	(866)	(562)
Net cash (used in) provided by financing activities	(7,291)	1,417
Net increase (decrease) in cash and cash equivalents	74	(39)
Cash and cash equivalents at beginning of period	205	75
Cash and cash equivalents at end of period	$279	$36

Supplemental cash flow information:
Income taxes paid	$1,901	$2,507
Interest paid, net of interest received	144	171

Noncash financing activity:
Dividends declared but unpaid	(386)	(192)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE-MONTH PERIODS ENDED JANUARY 1, 2012 AND DECEMBER 26, 2010

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 1, 2012 and the results of its operations and cash flows for the periods presented.  Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions.  Operating results for the three and nine-month periods ended January 1, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 1, 2012.  For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 3, 2011.

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

Cash and Cash Equivalents:  The Company considers highly-liquid investments, if any, purchased with original maturities of three months or less to be cash equivalents.  The Company’s credit facilities include a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group, Inc.  The Company classifies a negative balance outstanding under this revolving line of credit as cash, as these amounts are legally owed to the Company and immediately available to be drawn upon by the Company.

Financial Instruments:  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

•	Cash and cash equivalents, accounts receivable and accounts payable – For those short-term instruments, the carrying value is a reasonable estimate of fair value.

•
Long-term debt – The carrying value of balances owed, if any, on the Company’s long-term debt approximates fair value because interest rates under the Company’s borrowings are variable, based on prevailing market rates.

Segment and Related Information:  The Company operates primarily in one principal segment, infant, toddler and juvenile products.  These products consist of crib and toddler bedding, nursery accessories, room décor, infant bibs and related soft goods.  Net sales of bedding, blankets and accessories amounted to $44.7 million and $46.6 million for the nine-month periods ended January 1, 2012 and December 26, 2010, respectively, and net sales of bibs, bath and disposable products amounted to $15.8 million and $16.2 million for the nine-month periods ended January 1, 2012 and December 26, 2010, respectively.

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

To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT.  In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss.  The Company must make estimates of the uncollectibility of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms to evaluate the adequacy of its allowance for doubtful accounts.  The Company’s accounts receivable at January 1, 2012 amounted to $16.4 million, net of allowances of $1.1 million.  Of this amount, $16.1 million is due from CIT under the factoring agreements, which amount represents the maximum amount of loss that the Company could incur under the factoring agreements if CIT failed completely to perform its obligations thereunder.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts.  These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers.  Royalty expense is included in cost of sales and amounted to $4.5 million and $4.9 million for the nine-month periods ended January 1, 2012 and December 26, 2010, respectively.

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

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China.  The statute of limitations varies by jurisdiction; tax years open to federal or state general examination or other adjustment as of January 1, 2012 were the fiscal years ended March 29, 2009, March 28, 2010 and April 3, 2011, as well as the fiscal year ended March 30, 2008 for several states.

The Internal Revenue Service is examining the Company’s consolidated federal income tax return for the fiscal year ended March 29, 2009.  Although management believes that the calculations and positions taken on this and all other filed income tax returns are reasonable and justifiable, the final outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax return.  Such adjustment could be favorable or unfavorable and could result in adjustments to one or more state income tax returns, or to income tax returns for prior or subsequent years, or both.  The cumulative effect of such adjustments could have a material impact on the Company’s future results of operations

Earnings Per Share:  The Company calculates basic earnings per share by using a weighted average of the number of shares outstanding during the reporting periods.  Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase shares at market value.  The net number of shares issued after the exercise proceeds are exhausted represents the potentially dilutive effect of the options, which are added to basic shares to arrive at diluted shares.

The following table sets forth the computation of basic and diluted net income per common share for the three and nine-month periods ended January 1, 2012 and December 26, 2010.

	Three-Month Periods Ended		Nine-Month Periods Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(amounts in thousands, except per share amounts)

Income from continuing operations	$1,551	$780	$3,154	$2,728
Loss from discontinued operations, net of taxes	(3)	(5)	(9)	(13)
Net income	$1,548	$775	$3,145	$2,715

Weighted average number of common shares outstanding:
Basic	9,657	9,565	9,640	9,466
Effect of dilutive securities	61	221	117	165
Diluted	9,718	9,786	9,757	9,631

Basic earnings per common share:
Continuing operations	$0.16	$0.08	$0.33	$0.29
Discontinued operations	-	-	-	-
Total	$0.16	$0.08	$0.33	$0.29

Diluted earnings per common share:
Continuing operations	$0.16	$0.08	$0.32	$0.28
Discontinued operations	-	-	-	-
Total	$0.16	$0.08	$0.32	$0.28

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

Note 2 – Inventories

Major classes of inventory were as follows (in thousands):

	January 1, 2012	April 3, 2011
Raw Materials	$26	$32
Finished Goods	15,514	13,528
Total inventory	$15,540	$13,560

Note 3 – Acquisition

On May 27, 2010, Hamco, Inc. (“Hamco”), a wholly-owned subsidiary of the Company, paid $1.8 million to The Procter & Gamble Company (“P&G”) to acquire certain intellectual property related to P&G’s line of Bibsters® disposable infant bibs.  In a separate but related transaction, Hamco also acquired the inventory associated with the Bibsters® product line from the exclusive licensee of Bibsters® for P&G, whose license was terminated to coincide with the closing (collectively, the two transactions represent the “Bibsters® Acquisition”).  Hamco also recognized as expense $100,000 of direct costs associated with the acquisition, which were included in marketing and administrative expenses during the fiscal year ended April 3, 2011, $92,000 of which were recognized during the nine-month period ended December 26, 2010.  Because the operations of the Bibsters® product line have been integrated with Hamco, and because the assets acquired do not exist as a discrete entity within the Company’s internal corporate structure, it is impracticable to determine the earnings generated by the assets acquired from the Bibsters® product line since the acquisition date.  The Company believes that the pro forma impact of the acquisition is not material.

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

The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these persons to achieve performance objectives related to the Company’s overall goal of increasing stockholder value.  The principal reason for adopting the 2006 Plan was to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees.  Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan.  The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Board”), which selects eligible employees and non-employee directors to participate in the 2006 Plan and determines the type, amount, duration and other terms of individual awards.  At January 1, 2012, 209,500 shares of the Company’s common stock were available for future issuance under the 2006 Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement.  The Company recorded $128,000 and $415,000 of stock-based compensation expense during the three and nine-month periods ended January 1, 2012, respectively, and recorded $121,000 and $605,000 of stock-based compensation expense during the three and nine-month periods ended December 26, 2010, respectively.  The Company records the compensation expense related to stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals.  No stock-based compensation costs have been capitalized as part of the cost of an asset as of January 1, 2012.

Stock Options: The following table represents stock option activity for the nine-month periods ended January 1, 2012 and December 26, 2010:

	Nine-Month Period Ended January 1, 2012		Nine-Month Period Ended December 26, 2010
	Weighted-Average	Number of Options	Weighted-Average	Number of Options
	Exercise Price	Outstanding	Exercise Price	Outstanding
Outstanding at Beginning of Period	$3.31	747,000	$2.94	825,832
Granted	4.81	100,000	4.23	110,000
Exercised	3.20	(196,500)	2.04	(166,832)
Forfeited	-	-	3.86	(17,000)
Outstanding at End of Period	3.57	650,500	3.31	752,000
Exercisable at End of Period	3.26	500,500	3.19	572,000

The total intrinsic value of the stock options exercised was $8,000 and $340,000 during the three and nine-month periods ended January 1, 2012, respectively, and was $104,000 and $408,000 during the three and nine-month periods ended December 26, 2010, respectively.  As of January 1, 2012, the intrinsic value of both the outstanding and exercisable stock options was $160,000.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value.  The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the nine months ended January 1, 2012 and December 26, 2010, which options vest over a two-year period, assuming continued service.

	January 1, 2012	December 26, 2010
Options issued	100,000	110,000
Grant Date	June 10, 2011	June 23, 2010
Dividend yield	2.49%	1.89%
Expected volatility	60.00%	55.00%
Risk free interest rate	1.84%	2.17%
Expected life in years	5.75	5.75
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$4.81	$4.23
Fair value	$2.16	$1.88

Because the Company’s historical stock option exercise experience did not provide a reasonable basis upon which to estimate the expected life of the stock options granted during each of the nine-month periods ended January 1, 2012 and December 26, 2010, the Company has elected to use the simplified method to estimate the expected life of the stock options granted, as allowed by SEC Staff Accounting Bulletin No. 107 and the continued acceptance of the simplified method indicated in SEC Staff Accounting Bulletin No. 110.

For the three and nine-month periods ended January 1, 2012, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-month Period			Nine-month Period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2010	$-	$-	$-	$15	$33	$48
2011	11	11	22	36	37	73
2012	12	12	24	28	27	55

Total stock option compensation	$23	$23	$46	$79	$97	$176

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

As of January 1, 2012, total unrecognized stock option compensation expense amounted to $209,000, which will be recognized as the underlying stock options vest over a period of up to two years.  The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

For the three and nine-month periods ended January 1, 2012, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-month Period			Nine-month Period
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2010	$-	$-	$-	$-	$11	$11
2011	52	13	65	156	44	200
2012	-	17	17	-	28	28

Total stock grant compensation	$52	$30	$82	$156	$83	$239

For the three and nine-month periods ended December 26, 2010, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-month Period			Nine-month Period
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2007	$-	$-	$-	$70	$-	$70
2009	-	-	-	-	19	19
2010	-	6	6	-	38	38
2011	52	16	68	261	27	288

Total stock grant compensation	$52	$22	$74	$331	$84	$415

As of January 1, 2012, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $884,000, which will be recognized over the respective vesting terms associated with each block of grants as indicated above.  The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.

Note 6 – Financing Arrangements

Factoring Agreement:  The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements.  Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned.  If a customer fails to pay CIT on the due date, then the Company is charged interest at prime plus 1.0%, which was 4.25% at January 1, 2012, until payment is received.  The Company incurred interest expense of $17,000 and $19,000 for the three-month periods ended January 1, 2012 and December 26, 2010, respectively, and $50,000 and $54,000 for the nine-month periods ended January 1, 2012 and December 26, 2010, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date.  CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits.  The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.  Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $137,000 and $114,000 for the three-month periods ended January 1, 2012 and December 26, 2010, respectively, and $340,000 and $401,000 for the nine-month periods ended January 1, 2012 and December 26, 2010, respectively.  There were no advances from the factor at either January 1, 2012 or December 26, 2010.

Notes Payable and Other Credit Facilities: At January 1, 2012 and April 3, 2011, long-term debt of the Company consisted of (in thousands):

	January 1, 2012	April 3, 2011
Revolving line of credit	$-	$4,336
Non-interest bearing notes	-	2,000
Original issue discount	-	(48)
	-	6,288
Less current maturities	-	1,952
	$-	$4,336

The Company’s credit facility as of January 1, 2012 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00%, which was 4.25% at January 1, 2012, or LIBOR plus 3.00%, which was 3.27% at January 1, 2012, maturing on July 11, 2013 and secured by a first lien on all assets of the Company.  As of January 1, 2012, the Company had elected to pay interest on the revolving line of credit under the LIBOR option.  Also under the financing agreement, a monthly fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit.  This unused line fee amounted to $15,000 and $12,000 for the three-month periods ended January 1, 2012 and December 26, 2010, respectively, and $45,000 and $34,000 for the nine-month periods ended January 1, 2012 and December 26, 2010, respectively.  As of January 1, 2012, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $23.3 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends and transactions with affiliates.  The Company was in compliance with these covenants as of January 1, 2012.

Note 7 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill:  The Company reported goodwill of $1.1 million at January 1, 2012 and April 3, 2011.  The Company tests the fair value of the goodwill of its reporting units annually as of the first day of the Company’s fiscal year.  An additional interim impairment test is performed during the year whenever an event or change in circumstances occurs that suggests that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.  The annual or interim impairment test is performed in a two-step approach.  The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value.  If step one indicates that a potential impairment exists, then the second step is performed to measure the amount of an impairment charge, if any.  In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units.  The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation.

The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of April 4, 2011, and the Company concluded that the fair value of the goodwill of the Company’s reporting units exceeded their carrying values as of that date.

Other Intangible Assets:  Other intangible assets at January 1, 2012 consisted primarily of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities.  The carrying amount and accumulated amortization of the Company’s other intangible assets as of January 1, 2012, their estimated useful life and amortization expense for the three and nine-month periods ended January 1, 2012 and December 26, 2010 are as follows (in thousands):

				Amortization Expense
		Estimated		Three-month Periods Ended		Nine-month Periods Ended
	Carrying Amount	Useful Life	Accumulated Amortization	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010

Kimberly Grant Acquisition on December 29, 2006:
Tradename	$466	15 years	$155	$7	$7	$23	$23
Existing designs	36	1 year	36	-	-	-	-
Non-compete covenant	98	15 years	33	2	2	5	5
Total Kimberly Grant Acquisition	600	14 years *	224	9	9	28	28

Springs Baby Products Acquisition on November 5, 2007:
Licenses & existing designs	1,655	2 years	1,655	-	-	-	-
Licenses & future designs	1,847	4 years	1,847	39	115	269	346
Non-compete covenant	115	4 years	115	3	7	17	22
Customer relationships	3,781	10 years	1,576	94	95	284	284
Total Springs Baby Acquisition	7,398	7 years *	5,193	136	217	570	652

Neat Solutions Acquisition on July 2, 2009:
Trademarks	892	15 years	149	15	15	45	44
Designs	33	4 years	20	2	2	6	7
Non-compete covenant	241	5 years	120	12	12	36	36
Customer relationships	1,302	16 years	203	20	20	61	61
Total Neat Solutions Acquisition	2,468	14 years *	492	49	49	148	148

Bibsters® Acquistion on May 27, 2010:
Trademarks	629	15 years	66	10	11	31	25
Patents	553	10 years	88	14	14	42	32
Customer relationships	328	14 years	38	6	6	18	14
Total Bibsters® Acquistion	1,510	13 years *	192	30	31	91	71
Internally developed intangible assets	126	10 years	28	(2)	3	2	8
Total other intangible assets	$12,102		$6,129	$222	$309	$839	$907

* Weighted-Average

Note 8 – Subsequent Event

BreathableBaby, LLC (“BreathableBaby”) filed complaints against the Company and Crown Crafts Infant Products, Inc. (“CCIP”), a wholly-owned subsidiary of the Company, on January 11, 2012 in the U.S. District Court for the District of Minnesota and on February 8, 2012 in the U.S. District Court for the Central District of California alleging in each that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology.  The Company believes that is has meritorious defenses to the claims asserted in the complaints, and the Company intends to defend itself vigorously against all such claims.

Except as set forth above, there are no subsequent events that require disclosure pursuant to FASB ASC Topic 855.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates indirectly through CCIP and Hamco in the infant and toddler products segment within the consumer products industry.  The infant and toddler products segment consists of infant and toddler bedding, bibs, disposable products, soft goods and accessories.  Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts, wholesale clubs and catalog retailers.  The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three and nine-month periods ended January 1, 2012 and December 26, 2010 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended				Nine-month Periods Ended
	January 1, 2012	December 26, 2010	Change	% Change	January 1, 2012	December 26, 2010	Change	% Change
Net sales by category
Bedding, blankets and accessories	$16,367	$16,718	$(351)	-2.1%	$44,709	$46,572	$(1,863)	-4.0%
Bibs, bath and disposable products	5,282	5,220	62	1.2%	15,758	16,244	(486)	-3.0%
Total net sales	21,649	21,938	(289)	-1.3%	60,467	62,816	(2,349)	-3.7%
Cost of products sold	16,405	17,531	(1,126)	-6.4%	46,699	48,463	(1,764)	-3.6%
Gross profit	5,244	4,407	837	19.0%	13,768	14,353	(585)	-4.1%
% of net sales	24.2%	20.1%			22.8%	22.8%
Marketing and administrative expenses	2,694	3,047	(353)	-11.6%	8,492	9,581	(1,089)	-11.4%
% of net sales	12.4%	13.9%			14.0%	15.3%
Interest expense	43	112	(69)	-61.6%	191	334	(143)	-42.8%
Other income (expense)	3	(8)	11	-137.5%	13	1	12	1200.0%
Income tax expense	959	460	499	108.5%	1,944	1,711	233	13.6%
Income from continuing operations	1,551	780	771	98.8%	3,154	2,728	426	15.6%
Discontinued operations - net of taxes	(3)	(5)	2	-40.0%	(9)	(13)	4	-30.8%
Net income	1,548	775	773	99.7%	3,145	2,715	430	15.8%
% of net sales	7.2%	3.5%			5.2%	4.3%

Net Sales: Sales decreased 1.3%, or $289,000, to $21.6 million for the three-month period ended January 1, 2012 as compared to the same period in the prior year, which was due to a decrease in sales of bedding, blankets and accessories of $351,000, or 2.1%, and which was offset by an increase in sales of bibs, bath and disposable products of $62,000, or 1.2%.  For the nine-month period ended January 1, 2012, sales decreased 3.7%, or $2.3 million, to $60.5 million as compared to the prior year, which was due to a decrease in sales of bedding, blankets and accessories of $1.9 million, or 4.0%, and a decrease in sales of bibs, bath and disposable products of $486,000, or 3.0%.  The overall decline in sales for each of the current year periods is primarily due to lower sell-through at retail.

Gross Profit: Gross profit increased in amount by $837,000, and as a percentage of net sales, from 20.1% to 24.2%, for the three-month period of fiscal year 2012 as compared to the same period of fiscal year 2011, due to lower production costs resulting from lower raw material costs, the re-engineering of certain of the Company’s products, the transitioning away from an unprofitable private label bedding program, selected changes in suppliers and reduced freight costs.

Marketing and Administrative Expenses:  Marketing and administrative expenses decreased for the three and nine-month periods of the current year as compared to the same periods of the prior year due primarily to lower overall compensation costs.  Also, professional fees associated with corporate governance and shareholder issues were $209,000 and $462,000 lower in the three and nine-month periods, respectively, of the current year as compared to the prior year.

Interest Expense: The decrease in interest expense for the three and nine-month periods of fiscal year 2012 as compared to the same periods in fiscal year 2011 is due to lower balances on the Company’s credit facilities.

Income Tax Expense:  The Company’s provision for income taxes on continuing operations is based upon an estimated annual effective tax rate of 38.1% for the nine-month period of fiscal year 2012, as compared to 38.5% for the same period of fiscal year 2011.  The decrease in the estimated annual effective tax rate in the current year is primarily related to a decrease in the current year in the amount of certain expenses which are not deductible for tax purposes.  Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2012, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income, the amount of certain expenses which are not deductible for tax purposes and the amount of certain tax credits.

Inflation:  The Company has traditionally attempted to increase its prices to offset inflationary increases in its raw materials and other costs, but there is no assurance that the Company will be successful in the future in implementing such price increases or in effecting such price increases in a manner that will provide a timely match to the cost increases.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash of $7.7 million was provided by operating activities for the nine-month period ended January 1, 2012, compared to $216,000 provided by operating activities for the nine-month period ended December 26, 2010.  The increase in cash provided by operating activities in the current year was due to a lower increase in inventories, a higher reduction of accounts receivable and a higher increase in accounts payable, offset by a decrease in accrued liabilities.

Net cash used in investing activities of $285,000 in the current year was primarily for capital expenditures.  This compares with $1.7 million used in investing activities in the prior year, which included $2.1 million associated with the Bibsters® Acquisition, offset by proceeds of $505,000 from the maturity of a certificate of deposit purchased in connection with the issuance on behalf of the Company of a standby letter of credit to guarantee the payment of certain of the Company’s royalty obligations.

Net cash of $7.3 million was used in financing activities in the current year, compared to $1.4 million provided by financing activities in the prior year.  The increase in cash used in financing activities in the current year was primarily due to higher net repayments in the current year on the Company’s revolving line of credit.

From December 26, 2010 to January 1, 2012, the Company paid off $7.7 million in debt owed under the Company’s credit facilities before the reduction for the original issue discount on non-interest bearing subordinated notes, which consisted of net repayments of $5.7 million on the Company’s revolving line of credit and payments made in July 2011 of $2.0 million in the aggregate for the remaining balance due on subordinated notes payable.  At January 1, 2012, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $23.3 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control.  Based upon the current level of operations, the Company believes that its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements.  CIT approves customer accounts and credit lines and collects the Company’s accounts receivable balances.  Under the terms of the factoring agreements, which expire in July 2013, CIT remits payments to the Company on the average due date of each group of invoices assigned.  If a customer fails to pay CIT on the due date, the Company is charged interest on the unpaid balance at prime plus 1.0%, which was 4.25% at January 1, 2012, until payment is received.  The Company incurred interest expense of $17,000 and $19,000 for the three months ended January 1, 2012 and December 26, 2010, respectively, and $50,000 and $54,000 for the nine months ended January 1, 2012 and December 26, 2010, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date.  CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits.  The Company bears the responsibility for adjustments related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties.  Reference is also made to the Company’s periodic filings with the SEC for additional factors that may impact the Company’s results of operations and financial condition.  The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in the Company’s expectations, whether as a result of new information, future events or otherwise.

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

During the three-month period ended January 1, 2012, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BreathableBaby filed complaints against the Company and CCIP on January 11, 2012 in the U.S. District Court for the District of Minnesota and on February 8, 2012 in the U.S. District Court for the Central District of California alleging in each that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology.  The Company believes that is has meritorious defenses to the claims asserted in the complaints, and the Company intends to defend itself vigorously against all such claims.

In addition to the complaints by BreathableBaby set forth above, the Company is, from time to time, involved in various other legal and regulatory proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in the Company’s annual report on Form 10-K for the year ended April 3, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended January 1, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 3, 2011 through November 6, 2011	869	$3.42	0	$0
November 7, 2011 through December 4, 2011	0	$0	0	$0
December 5, 2011 through January 1, 2012	0	$0	0	$0
Total	869	$3.42	0	$0

(1)
The shares purchased from October 3, 2011 through January 1, 2012 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the exercise of stock options.

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

101
The following information from the Registrant’s Form 10-Q for the quarterly period ended January 1, 2012, formatted as interactive data files in XBRL (eXtensible Business Reporting Language) (2):
(i)Unaudited Condensed Consolidated Statements of Income;
(ii)Unaudited Condensed Consolidated Balance Sheets;
(iii)Unaudited Condensed Consolidated Statements of Cash Flows; and
(iv)Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Filed herewith.

(2)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not to be filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: February 15, 2012	By:	/s/ Olivia W. Elliott
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

101
The following information from the Registrant’s Form 10-Q for the quarterly period ended January 1, 2012, formatted as interactive data files in XBRL (eXtensible Business Reporting Language) (2):
(i)Unaudited Condensed Consolidated Statements of Income;
(ii)Unaudited Condensed Consolidated Balance Sheets;
(iii)Unaudited Condensed Consolidated Statements of Cash Flows; and
(iv)Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Filed herewith.

(2)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not to be filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.