Form 10-K
period 2012-04-01
CROWN CRAFTS INC
filed 2012-06-20
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2012

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

Large accelerated filer ☐	Accelerated filer ☐ (Do not check if a smaller reporting company)	Non-Accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2011 (the last business day of the Company’s most recently completed second fiscal quarter) was $19.2 million.

As of June 1, 2012, 9,743,853 shares of the Company’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

PART I

ITEM 1.  Business

Description of Business

Crown Crafts, Inc. (the “Company”) operates indirectly through its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc., in the infant and toddler products segment within the consumer products industry.  The infant and toddler segment consists of infant and toddler bedding, bibs, disposable products, soft goods and accessories.  Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts, wholesale clubs and catalog retailers.  The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest March 31.  References herein to “fiscal year 2012” or “2012” and “fiscal year 2011” or “2011” represent the 52- and 53-week periods ended April 1, 2012 and April 3, 2011, respectively.

 Through April 2007, the Company’s operations included those of an additional subsidiary, Churchill Weavers, Inc. (“Churchill”).  On February 2, 2007, the Company announced that it would liquidate Churchill.  In accordance with accounting guidelines, in fiscal years 2012 and 2011, the real property that continues to be held in Churchill, which has no other material assets, is classified as held for sale in the Company’s consolidated balance sheets, and the operations of Churchill are classified as discontinued operations in the Company’s consolidated statements of income.

Products

The Company's primary focus is on infant, toddler and juvenile products, including crib and toddler bedding; blankets; nursery accessories; room décor; nap mats; disposable and reusable bibs and floor mats; burp cloths; bathing accessories; disposable placemats, cup labels, toilet seat covers and changing mats; diaper bags; pet beds and blankets; and other infant, toddler, juvenile and pet soft goods.

Sales and Marketing

The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Compton, California; Gonzales, Louisiana; and Rogers, Arkansas.  Products are also marketed by independent commissioned sales representatives located throughout the United States.  Sales outside the United States are made primarily through distributors.

Substantially all products are sold to retailers for resale to consumers. The Company's subsidiaries introduce new products throughout the year and participate at the ABC Kids Expo, the National Restaurant Association Restaurant, Hotel-Motel Show, the SuperZoo Expo, the Global Pet Expo and the General Merchandising and Health Beauty Wellness Conferences presented by the Global Market Development Center.

Product Sourcing

The Company's products are produced by foreign and domestic manufacturers, with the largest concentration being in China.  The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of ocean freight and duties.  The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor and audit product quality and to ensure compliance with labor requirements and social and environmental standards.  In addition, the Company closely monitors the currency exchange rate.  The impact of future fluctuations in the exchange rate or changes in safeguards cannot be predicted with certainty at this time.

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

Order Backlog

Management estimates the backlog of customer orders was $2.6 million and $5.5 million at June 1, 2012 and June 1, 2011, respectively.  Historically the majority of these unfilled orders are shipped within approximately four weeks.  There is no assurance that the backlog at any point in time will translate into sales in any particular subsequent period.  Due to the prevalence of quick-ship programs adopted by its customers, the Company does not believe that its backlog is a meaningful or material indicator of future business.

Employees

At June 1, 2012, the Company had 153 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement.  The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement.  The Company considers its relationship with its employees to be good.

Customers

The Company's customers consist principally of mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts, wholesale clubs and catalog retailers.  The Company does not generally enter into long-term or other purchase agreements with its customers.  The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2012 and 2011.

	Fiscal Year
	2012	2011

Wal-Mart Stores, Inc.	34%	38%
Toys R Us	22%	22%
Target Corporation	12%	11%

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

Raw Materials

The principal raw materials used in the manufacture of the Company’s product offerings are as follows:

Product Group	Principal Raw Materials
Comforters, sheets and related accessories	Printed, woven and solid color cotton and poly-cotton and polyester fabrics, with polyester fibers used as filling materials

Reusable bibs	Cotton/polyester knit terry, cotton woven terry and water-resistant fabrications

Blankets	Printed and solid knitted polyester fibers and cotton

Disposable placemats and floor mats	Polyethylene (PE)

Disposable bibs, toilet seat covers and changing mats	Cellulose and non-woven paper

Reusable floor mats	Polyethylene vinyl acetate (PEVA)

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

Seasonality and Inventory Management

In each of fiscal years 2012 and 2011, the Company’s sales were lowest in the first quarter and highest in the fourth quarter, although there has been some variation in the seasonal demand for the Company’s products from year to year.  Sales are generally higher in periods when customers take initial shipments of new products, as these orders typically include enough products for initial sets for each store and additional quantities for the customer’s distribution centers.  The timing of these initial shipments varies by customer and depends on when the customer finalizes store layouts for the upcoming year and whether the customer has any mid-year introductions of products.  Sales may also be higher or lower, as the case may be, in periods when customers are opening new stores or closing existing stores.  Consistent with the expected introduction of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers.  Customer returns of merchandise shipped are historically less than 1% of gross sales.

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

International Sales

Sales to customers in countries other than the United States represented 2% of the Company’s gross sales in each of fiscal years 2012 and 2011.  International sales are based upon the location that predominately represents the final destination of the products delivered to the Company’s customers.

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business.  Sales of products marketed under the Company’s trademarks, primarily NoJo®, accounted for 26% and 23% of the Company’s total gross sales during fiscal years 2012 and 2011, respectively.  Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks.  Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements.  The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension.  Sales of licensed products represented 51% of the Company’s gross sales in fiscal year 2012, which included 38% of sales under the Company's license agreements with affiliated companies of The Walt Disney Company (“Disney”).  The table below sets forth the Company’s license agreements with Disney as of June 1, 2012.

License Agreement	Expiration

Infant Bedding and Décor	December 31, 2012
International Distribution	March 31, 2013
Toddler Bedding	December 31, 2013
Disposable Products	December 31, 2013

The Company's commitment for minimum guaranteed royalty payments under its license agreements as of April 1, 2012 was $5.0 million, consisting of $2.1 million, $2.9 million and $32,000 due in fiscal years 2013, 2014 and 2015, respectively.  The Company believes that its future sales of licensed products will exceed the amounts required to satisfy the minimum royalty guarantees. The Company's total royalty expense was $6.9 million and $7.3 million for fiscal years 2012 and 2011, respectively.

ITEM 1A.  Risk Factors

The following risk factors as well as the other information contained in this report and other filings made by the Company with the SEC should be considered in evaluating the Company’s business. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, operating results may be affected in future periods.

The loss of one or more of the Company’s key customers could result in a material loss of revenues.

The Company’s top three customers represented approximately 68% of gross sales in fiscal year 2012.  Although the Company does not enter into contracts with its key customers, it expects them to continue to be a significant portion of its gross sales in the future.  The loss of one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The Company’s business is impacted by general economic conditions and related uncertainties affecting markets in which the Company operates.

Economic conditions, including the availability of credit and the possibility of a global recession, could adversely impact the Company’s business.  These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories and increased pressure on the prices of the Company’s products.  Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, the factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of the factor doing so may increase due to a change in economic conditions.  Such an action by the factor could result in the loss of future sales to the affected customer.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 51% of the Company’s gross sales in fiscal year 2012, which included 38% of sales associated with the Company’s license agreements with Disney.  The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses.

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

The Company’s sourcing and marketing operations in foreign countries are subject to anti-corruption laws.

The Company’s foreign operations are subject to laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in foreign jurisdictions, which apply to the Company’s directors, officers, employees and agents acting on behalf of the Company.  Failure to comply with these laws could result in damage to the Company’s reputation, a diversion of management’s attention from its business, increased legal and investigative costs, and civil and criminal penalties, any or all of which could adversely affect the Company’s operating results.

Recalls or product liability claims could increase costs or reduce sales.

The Company must comply with the Consumer Product Safety Improvement Act, which imposes strict standards to protect children from potentially harmful products and which requires that the Company’s products be tested to ensure that they are within acceptable levels for lead and phthalates.  The Company must also comply with related regulations developed by the Consumer Product Safety Commission and similar state regulatory authorities.  The Company’s products could be subject to involuntary recalls and other actions by these authorities, and concerns about product safety may lead the Company to voluntarily recall, accept returns or discontinue the sale of select products.  Product liability claims could exceed or fall outside the scope of the Company’s insurance coverage.  Recalls or product liability claims could result in decreased consumer demand for the Company’s products, damage to the Company’s reputation, a diversion of management’s attention from its business, and increased customer service and support costs, any or all of which could adversely affect the Company’s operating results.

The Company’s ability to comply with its credit facility is subject to future performance and other factors.

The Company’s ability to make required payments of principal and interest on its debts, to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance.  The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control.  The breach of any of these covenants could result in a default under the Company’s credit facility.  Upon the occurrence of an event of default, the Company’s lender could make an immediate demand of the amount outstanding.  If a default was to occur and such a demand was to be made, there can be no assurance that the Company’s assets would be sufficient to repay the indebtedness in full.

The Company’s debt covenants may affect its liquidity or limit its ability to pursue acquisitions, incur debt, make investments, sell assets or complete other significant transactions.

                   The Company’s credit facility contains usual and customary covenants regarding significant transactions, including restrictions on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries.  Unless waived by the Company’s lender, these covenants could limit the Company’s ability to pursue opportunities to expand its business operations, respond to changes in business and economic conditions and obtain additional financing, or otherwise engage in transactions that the Company considers beneficial.

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

The Company’s common stock has historically experienced a degree of price variability, and the price could be subject to rapid and substantial fluctuations.  The Company’s common stock has also historically been thinly traded, a circumstance that exists when there is a relatively small volume of buy and sell orders for the Company’s common stock at any given point in time.  In such situations, a stockholder may be unable to liquidate his position in the Company’s common stock at the desired price.  Also, as an equity investment, a stockholder’s investment in the Company is subordinate to the interests of the Company’s creditors, and a stockholder could lose all or a substantial portion of his investment in the Company in the event of a voluntary or involuntary bankruptcy filing or liquidation.

ITEM 2.  Properties

The Company's headquarters are located in Gonzales, Louisiana.  The Company rents 17,761 square feet at this location under a lease that expires January 31, 2015.  Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The Company's business is somewhat seasonal so that during certain times of the year these facilities are fully utilized, while at other times of the year the Company has excess capacity in these facilities.  The table below sets forth certain information regarding the Company's principal real property as of June 1, 2012:

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

ITEM 3.  Legal Proceedings

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology.  The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.  The Company and CCIP filed a motion for summary judgment of non-infringement on May 14, 2012.  BreathableBaby’s response was due by June 4, 2012, and the motion is scheduled to be heard by the Court on June 25, 2012.

On or about May 17, 2012, an alleged Maryland purchaser of a CCIP bedding set filed a complaint against the Company and CCIP in the United States District Court for the Central District of California, purportedly on behalf of herself and all others similarly situated.  The complaint generally alleges that CCIP’s crib bumper products put children at risk of suffocation or crib death and that the Company and CCIP concealed and failed to disclose these purported risks through allegedly false and misleading advertising and product packaging.  The complaint does not allege that any child has actually been harmed by these products.  The complaint alleges violations of various consumer protection laws in California, Maryland and numerous other states.  The purported class is defined in the complaint as “All consumers who, within the applicable statute of limitations, purchased defendants’ crib bumper products or bedding sets that include a crib bumper.”  The complaint alleges an alternative class that would be limited to residents of Maryland.  The complaint seeks damages for the purported class in an unspecified amount, injunctive relief, “restitution and disgorgement of all monies acquired by the defendants by means of any act or practice” the Court finds to be unlawful, a Court-ordered “corrective advertising campaign”, and an award of plaintiffs’ attorneys fees and costs.  The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.

PART II

ITEM 5.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company is authorized to issue up to 40,000,000 shares of capital stock, all of which are classified as common stock with a par value of $0.01 per share. On June 1, 2012, there were 9,743,853 shares of the Company’s common stock issued and outstanding.

Market Information and Price

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “CRWS”.  On June 1, 2012, the closing stock price of the Company’s common stock was $5.47 per share.  The table below sets forth the high and low closing price per share of the Company's common stock and the cash dividends per share declared on the Company’s common stock during each quarter of fiscal years 2012 and 2011.

Quarter	High	Low	Cash Dividends Declared
Fiscal Year 2012
First Quarter	$5.00	$4.60	$0.03
Second Quarter	4.93	3.51	0.03
Third Quarter	3.80	3.28	0.04
Fourth Quarter	5.35	3.52	0.12

Fiscal Year 2011
First Quarter	$4.44	$3.15	$0.02
Second Quarter	4.78	3.89	0.02
Third Quarter	5.70	4.70	0.02
Fourth Quarter	5.45	4.37	0.03

Holders of Common Stock

As of June 1, 2012, there were approximately 255 registered holders of the Company’s common stock.

Dividends

The Company’s credit facility permits the Company to pay quarterly cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended April 1, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2, 2012 through February 5, 2012	0	$0	0	$0
February 6, 2012 through March 4, 2012	0	$0	0	$0
March 5, 2012 through April 1, 2012	68,706	$4.30	0	$0
Total	68,706	$4.30	0	$0

(1)
The shares purchased from March 5, 2012 through April 1, 2012 consist of shares of common stock surrendered to the Company in payment of the exercise price and income tax withholding obligations relating to the exercise of stock options.

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

Results of Operations

The following table contains results of operations for fiscal years 2012 and 2011 and the dollar and percentage changes for those periods (in thousands, except percentages).

	2012	2011	Change	Change
Net sales by category
Bedding, blankets and accessories	$63,832	$66,315	$(2,483)	-3.7%
Bibs, bath and disposable products	21,474	23,656	(2,182)	-9.2%
Total net sales	85,306	89,971	(4,665)	-5.2%
Cost of products sold	65,763	69,880	(4,117)	-5.9%
Gross profit	19,543	20,091	(548)	-2.7%
% of net sales	22.9%	22.3%
Marketing and administrative expenses	11,392	12,459	(1,067)	-8.6%
% of net sales	13.4%	13.8%
Interest expense	229	460	(231)	-50.2%
Other income	16	3	13	433.3%
Income tax expense	2,886	2,772	114	4.1%
Income from continuing operations	5,052	4,403	649	14.7%
Discontinued operations - net of taxes	(13)	(97)	84	-86.6%
Net income	5,039	4,306	733	17.0%
% of net sales	5.9%	4.8%

Net Sales:  Sales decreased 5.2%, or $4.7 million, from fiscal year 2011 to fiscal year 2012, with such decrease consisting of a 3.7% decrease, or $2.5 million, in sales of bedding, blankets and accessories and a 9.2% decrease, or $2.2 million, in sales of bib, bath and disposable products.  The overall decline in sales was primarily due to lower sell-through at retail and the transitioning away from an unprofitable private label bedding program.

Gross Profit: Gross profit decreased in amount by $548,000, but increased as a percentage of net sales from 22.3% to 22.9%, from fiscal year 2011 to fiscal year 2012.  The decreases in amount followed the decline in sales, while the increase as a percentage of net sales was due to the redesign of several product lines to reduce the Company’s dependency on cotton, the cost of which reached record-setting levels in fiscal year 2012.  The discontinuance of an unprofitable private label bedding program mentioned above also contributed to higher margins and countered the decline in sales.  The Company’s gross profit for fiscal year 2012 was also positively impacted by the decline in amortization costs related to the Company’s acquisition of the baby products line of Springs Global US on November 5, 2007, which were $204,000 lower than in fiscal year 2011.

Marketing and Administrative Expenses:  Marketing and administrative expenses for fiscal year 2012 decreased in amount and as a percentage of net sales as compared to fiscal year 2011 primarily due to a decline of $582,000 in overall compensation costs.  Also, professional fees associated with certain corporate governance and shareholder issues were $419,000 lower in fiscal year 2012 as compared to fiscal year 2011.

Interest Expense:  The decrease in interest expense for fiscal year 2012 as compared to fiscal year 2011 is due to lower average balances on the Company’s credit facilities.

Income Tax Expense:  The Company’s provision for income taxes on continuing operations decreased to 36.4% during fiscal year 2012 from 38.6% in fiscal year 2011.  The decline in the effective tax rate is due to a decrease in the current year in the amount of certain expenses which are not deductible for tax purposes, as well as an increase in state Enterprise Zone wage credits.

The Company previously disclosed in its quarterly reports on Form 10-Q that the Internal Revenue Service (“IRS”) had commenced an examination of the Company’s consolidated federal income tax return for the fiscal year ended March 29, 2009.  The IRS notified the Company on March 8, 2012 that it had closed the examination with no proposed adjustment to the positions taken by the Company on such tax return.

Inflation:  The Company has endeavored to increase its prices to offset inflationary increases in its raw materials and other costs, but there can be no assurance that the Company will be successful in maintaining such price increases or in effecting such price increases in a manner that will provide a timely match to the cost increases.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top three customers, which represented approximately 68% of the Company’s gross sales in fiscal year 2012.  A significant downturn experienced by any or all of these customers could lead to pressure on the Company’s revenues.  The Company has also faced higher raw material costs, primarily cotton, as well as increases in labor, transportation and currency costs associated with the Company’s sourcing activities in China.  Continued increases in these costs will adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases, or if the Company cannot continue to reduce its dependence on cotton.  For a further discussion of trends, uncertainties and other factors that could impact the Company’s operating results, see “Risk Factors” in Item 1A.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities was $8.3 million for the year ended April 1, 2012, compared to $2.0 million for the year ended April 3, 2011.  The increase in cash provided by operating activities was primarily due to changes in inventory, accounts payable and accounts receivable balances.

Net cash used in investing activities was $560,000 in fiscal year 2012 compared $1.8 million in the prior year.  Cash used in investing activities in the prior year was primarily associated with the Company’s acquisition of the Bibsters® line of disposable bibs.

Net cash used in financing activities was $7.7 million in the current year compared to $109,000 in the prior year.  The increase in net cash used in investing activities was primarily due to higher net repayments in the current year on the Company’s revolving line of credit.

From April 4, 2011 to April 1, 2012, the Company used the bulk of its net cash provided by operating activities to pay off $6.3 million in debt owed under the Company’s credit facilities before the reduction for the original issue discount on the Company’s non-interest bearing subordinated notes payable.  Such payments consisted of net repayments of $4.3 million on the Company’s revolving line of credit and payments made in July 2011 of $2.0 million in the aggregate for the remaining balance due on the subordinated notes payable.  The Company also paid $1.3 million in cash dividends on its common stock during fiscal year 2012.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control.  Based upon the current level of operations, the Company believes that its cash flow from operations and availability on its revolving line of credit will be adequate to meet its liquidity needs.

At April 1, 2012 and April 3, 2011, the Company’s long-term debt consisted of the following (in thousands):

	April 1, 2012	April 3, 2011
Revolving line of credit	$-	$4,336
Non-interest bearing notes	-	2,000
Original issue discount	-	(48)
	-	6,288
Less current maturities	-	1,952
	$-	$4,336

The Company’s credit facility at April 1, 2012 consisted of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”) of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00%, which was 4.25% at April 1, 2012, or LIBOR plus 3.00%, which was 3.24% at April 1, 2012, maturing on July 11, 2013 and secured by a first lien on all assets of the Company.  As of April 1, 2012, the Company had elected to pay interest on the revolving line of credit under the LIBOR option.  Also under the financing agreement, a monthly fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit.  This unused line fee amounted to $61,000 and $47,000 during fiscal years 2012 and 2011, respectively.  At April 1, 2012, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $24.5 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement was amended effective as of April 2, 2012 to provide for the payment by CIT to the Company of interest at the rate of prime minus 1.00%, which was 2.25% at April 2, 2012, on daily negative balances outstanding under the revolving line of credit, and to permit the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which expire in July 2013.  The factoring agreements were amended and restated effective as of April 2, 2012, under which CIT will remit customer payments to the Company as such payments are received by CIT.  Under the terms of the factoring agreements in effect prior to April 1, 2012, CIT remitted payments to the Company on the average due date of each group of invoices assigned.  If a customer failed to pay CIT by the due date, the Company was charged interest at prime plus 1.0%, which was 4.25% at April 1, 2012, until payment was received.  The Company incurred interest expense of $67,000 and $77,000 in the years ended April 1, 2012 and April 3, 2011, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date.  CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination or limitation were to occur, the Company would either assume the credit risks for shipments to the customer after the date of such termination or limitation or cease shipments to the customer.  Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $469,000 and $539,000 during fiscal years 2012 and 2011, respectively.  There were no advances from the factor at either April 1, 2012 or April 3, 2011.

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

Cash and Cash Equivalents:  The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company classifies a negative balance outstanding under its revolving line of credit as cash, as these amounts are legally owed to the Company and are immediately available to be drawn upon by the Company.

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

To reduce its exposure to credit losses, the Company assigns the majority of its receivables under factoring agreements with CIT.  In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss.  The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable when evaluating the adequacy of its allowance for doubtful accounts, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms.  The Company’s accounts receivable at April 1, 2012 amounted to $20.3 million, net of allowances of $1.1 million.  Of this amount, $19.4 million was due from CIT under the factoring agreements, and $18,000 was due from CIT as a negative balance outstanding under the Company’s revolving line of credit, which combined amounts represent the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts.  These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers.  Royalty expense is included in cost of sales and amounted to $6.9 million and $7.3 million for fiscal years 2012 and 2011, respectively.

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

The Company's provision for income taxes on continuing operations is based on effective tax rates of 36.4% and 38.6% in fiscal years 2012 and 2011, respectively.  These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.  Tax years still open to federal or state general examination or other adjustment as of April 1, 2012 were the tax years ended March 29, 2009, March 28, 2010, April 3, 2011 and April 1, 2012, as well as the tax year ended March 30, 2008 for several states.  The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

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

On September 15, 2011, the FASB issued FASB ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This ASU will give an entity the option to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of greater than 50%) that the fair value of the goodwill of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test.  The ASU is intended to reduce the cost and complexity associated with the test for goodwill impairment.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early application is permitted.  Because the annual impairment test of the fair value of the goodwill of the Company’s reporting units was performed as of April 4, 2011, the Company adopted ASU No. 2011-08 on April 2, 2012.  The Company does not anticipate that such adoption will impact its consolidated financial statements.

ITEM 8.  Financial Statements and Supplementary Data

See pages 18 and F-1 through F-18 hereof.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of April 1, 2012.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fourth fiscal quarter ended April 1, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the Company's directors and executive officers will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2012 (the "Proxy Statement") under the captions "Proposal 1 – Election of Directors" and “Executive Officers” and is incorporated herein by reference.  The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.  The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference.  The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Board Committees and Meetings” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of April 1, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders: 2006 Omnibus Incentive Plan	529,500	$3.81	209,500

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

ITEM 15.  Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of April 1, 2012 and April 3, 2011
- Consolidated Statements of Income for the Fiscal Years Ended April 1, 2012 and April 3, 2011
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended April 1, 2012 and April 3, 2011
- Consolidated Statements of Cash Flows for the Fiscal Years Ended April 1, 2012 and April 3, 2011
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

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Expenses	Deductions(1)	Balance at End of Period
	(in thousands)

Accounts Receivable Valuation Accounts:

Year Ended April 3, 2011
Allowance for doubtful accounts	$4	$0	$4	$0
Allowance for customer deductions	$1,234	$7,113	$6,952	$1,395
Year Ended April 1, 2012
Allowance for doubtful accounts	$0	$0	$0	$0
Allowance for customer deductions	$1,395	$7,882	$8,215	$1,062

(1)	Deductions from the allowance for doubtful accounts represent the amount of accounts written off reduced by any subsequent recoveries.

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number		Description of Exhibits
2.1	—	Purchase Agreement for Bibsters Intellectual Property dated as of May 27, 2010 by and between Hamco, Inc. and The Procter & Gamble Company. (13)
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (15)
3.3	—	Amended and Restated Bylaws of the Company. (14)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company. (2)
4.2	—	Instruments defining the rights of security holders are contained in the Amended and Restated Bylaws of the Company (14)
4.3	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 11, 2009). (9)
4.4	—	Form of Incentive Stock Option Agreement. (5)
4.5	—	Form of Non-Qualified Stock Option Agreement (Employees). (5)
4.6	—	Form of Non-Qualified Stock Option Agreement (Directors). (5)
4.7	—	Form of Restricted Stock Grant Agreement (Form A). (5)
4.8	—	Form of Restricted Stock Grant Agreement (Form B). (5)
10.1	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut. (1)
10.2	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut. (3)
10.3	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman. (3)
10.4	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.5	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.6	—	Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated July 11, 2006 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc. (4)
10.7	—	Noncompetition and Non-Disclosure Agreement dated as of November 5, 2007 by and between Springs Global US, Inc. and Crown Crafts Infant Products, Inc. (6)
10.8	—
First Amendment to Financing Agreement dated as of November 5, 2007 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (6)

10.9	—	First Amendment to Mortgage, Assignment of Leases and Rents, and Security Agreement dated November 5, 2007 from Churchill Weavers, Inc. to The CIT Group/Commercial Services, Inc. (6)
10.10	—	Employment Agreement dated November 6, 2008 by and between the Company and Olivia W. Elliott (7)
10.11	—	First Amendment to Employment Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut. (8)
10.12	—	First Amendment to Amended and Restated Severance Protection Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut. (8)
10.13	—	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Nanci Freeman. (8)

10.14	—
Third Amendment to Financing Agreement dated as of July 2, 2009 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (10)

10.15	—
Fifth Amendment to Financing Agreement dated as of February 9, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (11)

10.16	—
Sixth Amendment to Financing Agreement dated as of March 5, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (12)

10.17	—
Seventh Amendment to Financing Agreement dated as of May 27, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (13)

10.18	—
Eighth Amendment to Financing Agreement dated as of March 26, 2012 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (16)

10.19	—	Second Amendment to Amended and Restated Employment Agreement dated March 26, 2012 by and between the Company and Nanci Freeman. (17)
14.1	—	Code of Ethics. (3)
21.1	—	Subsidiaries of the Company. (18)
23.1	—	Consent of KPMG LLP. (18)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (18)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (18)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (18)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (18)

101	—
The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 1, 2012, formatted as interactive data files in XBRL (eXtensible Business Reporting Language). (19):
(i)Consolidated Statements of Income;
(ii)Consolidated Balance Sheets;
(iii)Consolidated Statements of Changes in Shareholders’ Equity;
(iv)Consolidated Statements of Cash Flows; and
(v)Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.
(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(5)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.
(9)	Incorporated herein by reference to Registrant’s Proxy Statement on Schedule 14A dated July 3, 2009.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 10, 2010.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2011.
(15)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 30, 2012.
(18)	Filed herewith.
(19)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not to be filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

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

By:   /s/ E. Randall Chestnut
E. Randall Chestnut
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut	Chairman of the Board, President and Chief Executive Officer (Principal Executive	June 12, 2012
E. Randall Chestnut	Officer)

/s/ Jon C. Biro	Director	June 12, 2012
Jon C. Biro

/s/ Melvin L. Keating	Director	June 12, 2012
Melvin L. Keating

/s/ Sidney Kirschner	Director	June 12, 2012
Sidney Kirschner

/s/ Zenon S. Nie	Director	June 12, 2012
Zenon S. Nie

/s/ Donald Ratajczak	Director	June 12, 2012
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 12, 2012
Patricia Stensrud

/s/ Olivia W. Elliott	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting	June 12, 2012
Olivia W. Elliott	Officer)

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Crown Crafts, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of April 1, 2012 and April 3, 2011, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II included in Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of April 1, 2012 and April 3, 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Baton Rouge, Louisiana
June 20, 2012

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 1, 2012 and April 3, 2011

	April 1, 2012	April 3, 2011
	(amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$214	$205
Accounts receivable (net of allowances of $1,062 at April 1, 2012 and $1,395 at April 3, 2011):
Due from factor	19,441	17,819
Other	882	834
Inventories	11,839	13,560
Prepaid expenses	2,427	2,360
Assets held for sale	275	275
Deferred income taxes	-	230
Total current assets	35,078	35,283
Property, plant and equipment - at cost:
Vehicles	187	58
Leasehold improvements	217	215
Machinery and equipment	2,351	2,622
Furniture and fixtures	747	730
Property, plant and equipment - gross	3,502	3,625
Less accumulated depreciation	2,988	3,153
Property, plant and equipment - net	514	472
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	6,858	6,674
Finite-lived intangible assets - gross	12,269	12,085
Less accumulated amortization	6,297	5,290
Finite-lived intangible assets - net	5,972	6,795
Goodwill	1,126	1,126
Deferred income taxes	1,864	1,904
Other	107	122
Total Assets	$44,661	$45,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,092	$4,763
Accrued wages and benefits	896	1,167
Accrued royalties	1,337	1,181
Dividends payable	1,160	287
Other accrued liabilities	333	621
Deferred income taxes	127	-
Current maturities of long-term debt	-	1,952
Total current liabilities	9,945	9,971
Non-current liabilities:
Long-term debt	-	4,336

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock - $0.01 par value per share; Authorized no shares at April 1, 2012 and 1,000,000 shares at April 3, 2011; No shares issued at April 1, 2012 and April 3, 2011	-	-
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at April 1, 2012 and 74,000,000 shares at April 3, 2011; Issued 11,132,272 shares at April 1, 2012 and 10,830,772 shares at April 3, 2011	111	108
Additional paid-in capital	43,664	42,227
Treasury stock - at cost - 1,465,780 shares at April 1, 2012 and 1,248,162 shares at April 3, 2011	(5,391)	(4,358)
Accumulated deficit	(3,668)	(6,582)
Total shareholders' equity	34,716	31,395
Total Liabilities and Shareholders' Equity	$44,661	$45,702

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended April 1, 2012 and April 3, 2011

	2012	2011
	(amounts in thousands, except per share amounts)

Net sales	$85,306	$89,971
Cost of products sold	65,763	69,880
Gross profit	19,543	20,091
Marketing and administrative expenses	11,392	12,459
Income from operations	8,151	7,632
Other income (expense):
Interest and amortization of debt discount and expense	(229)	(460)
Other - net	16	3
Income before income tax expense	7,938	7,175
Income tax expense	2,886	2,772
Income from continuing operations	5,052	4,403
Loss from discontinued operations - net of income taxes	(13)	(97)
Net income	$5,039	$4,306

Weighted average shares outstanding:
Basic	9,645	9,497
Effect of dilutive securities	102	173
Diluted	9,747	9,670

Basic earnings per share:
Income from continuing operations	$0.52	$0.46
Loss from discontinued operations - net of income taxes	-	(0.01)
Total basic earnings per share	$0.52	$0.45

Diluted earnings per share:
Income from continuing operations	$0.52	$0.46
Loss from discontinued operations - net of income taxes	-	(0.01)
Total diluted earnings per share	$0.52	$0.45

Cash dividends declared per share	$0.22	$0.09

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Fiscal years ended April 1, 2012 and April 3, 2011

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	(Dollar amounts in thousands)
Balances - March 28, 2010	10,288,940	$103	(1,074,025)	$(3,580)	$41,007	$(10,033)	$27,497

Issuance of shares	541,832	5			351		356
Stock-based compensation					732		732
Net tax effect of stock-based compensation					137		137
Acquisition of treasury stock			(174,137)	(778)			(778)
Net income						4,306	4,306
Dividends declared						(855)	(855)

Balances - April 3, 2011	10,830,772	108	(1,248,162)	(4,358)	42,227	(6,582)	31,395

Issuance of shares	301,500	3			901		904
Stock-based compensation					545		545
Net tax effect of stock-based compensation					(9)		(9)
Acquisition of treasury stock			(217,618)	(1,033)			(1,033)
Net income						5,039	5,039
Dividends declared						(2,125)	(2,125)

Balances - April 1, 2012	11,132,272	$111	(1,465,780)	$(5,391)	$43,664	$(3,668)	$34,716

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended April 1, 2012 and April 3, 2011

	2012	2011
	(amounts in thousands)
Operating activities:
Net income	$5,039	$4,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	267	257
Amortization of intangibles	1,057	1,224
Impairment charge - assets held for sale	-	121
Deferred income taxes	397	169
(Gain) loss on sale of property, plant and equipment	(4)	(2)
Accretion of interest expense to original issue discount	48	184
Stock-based compensation	545	732
Tax shortfall from stock-based compensation	(28)	(14)
Changes in assets and liabilities:
Accounts receivable	(1,670)	(632)
Inventories	1,721	(2,807)
Prepaid expenses	(67)	(735)
Other assets	36	(5)
Accounts payable	1,330	(616)
Accrued liabilities	(403)	(173)
Net cash provided by operating activities	8,268	2,009
Investing activities:
Capital expenditures for property, plant and equipment	(310)	(177)
Maturity of temporary investment - restricted	-	505
Proceeds from disposition of assets	5	2
Payment to acquire the Bibsters product line	-	(2,072)
Capitalized costs of internally developed intangible assets	(256)	(28)
Net cash used in investing activities	(561)	(1,770)
Financing activities:
Payments on long-term debt	(2,000)	(2,000)
Borrowings (repayments) under revolving line of credit, net	(4,336)	2,914
Purchase of treasury stock	(1,033)	(778)
Issuance of common stock	904	356
Excess tax benefit from stock-based compensation	19	151
Dividends paid	(1,252)	(752)
Net cash used in financing activities	(7,698)	(109)
Net increase in cash and cash equivalents	9	130
Cash and cash equivalents at beginning of period	205	75
Cash and cash equivalents at end of period	$214	$205

Supplemental cash flow information:
Income taxes paid	$2,864	$3,054
Interest paid, net of interest received	182	281

Noncash investing activity:
Adjustment to purchase price of the assets of Neat Solutions, Inc., net of liabilities assumed, from resolution of pre-acquisition contingency	-	(28)

Noncash financing activity:
Dividends declared but unpaid	(1,160)	(287)

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Fiscal Years Ended April 1, 2012 and April 3, 2011

Note 1 – Description of Business

Crown Crafts, Inc. (the “Company”) operates indirectly through its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc. (“Hamco”), in the infant and toddler products segment within the consumer products industry.  The infant and toddler products segment consists of infant and toddler bedding, bibs, disposable products, soft goods and accessories.  Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts, wholesale clubs and catalog retailers.  The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

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

Fiscal Year:  The Company's fiscal year ends on the Sunday nearest March 31.  References herein to “fiscal year 2012” or “2012”, and “fiscal year 2011” or “2011” represent the 52- and 53-week periods ended April 1, 2012 and April 3, 2011, respectively.

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

Cash and Cash Equivalents:  The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company’s credit facility consists of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”).  The Company classifies a negative balance outstanding under this revolving line of credit as cash, as these amounts are legally owed to the Company and are immediately available to be drawn upon by the Company.

Financial Instruments:  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

•	Cash and cash equivalents, accounts receivable and accounts payable – For those short term financial instruments, the carrying value is a reasonable estimate of fair value.

•	Long term debt – The carrying value of the Company’s long-term debt approximates fair value because interest rates under the Company’s borrowings are variable, based on prevailing market rates.

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

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products.  These products consist of infant and toddler bedding, bibs, disposable products, soft goods and accessories.  Net sales of bedding, blankets and accessories amounted to $63.8 million and $66.3 million in fiscal years 2012 and 2011, respectively.  Net sales of bibs, bath and disposable products amounted to $21.5 million and $23.7 million in fiscal years 2012 and 2011, respectively.

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

Allowances Against Accounts Receivable:  The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as advertising and warehouse allowances and volume rebates.  These deductions are recorded throughout the year commensurate with sales activity.  Funding of the majority of the Company’s allowances occurs on a per-invoice basis.  The allowances for customer deductions, which are netted against accounts receivable in the accompanying consolidated balance sheets, consist of agreed-upon advertising support, markdowns and warehouse and other allowances.  All such allowances are recorded as direct offsets to sales, and such costs are accrued commensurate with sales activities.  When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance.  The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels.  The timing of the customer-initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period.  The timing of such funding requests should have a minimal impact on the consolidated statements of income since such costs are accrued commensurate with sales activity.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT.  In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss.  The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable when evaluating the adequacy of its allowance for doubtful accounts, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms.  The Company’s accounts receivable at April 1, 2012 amounted to $20.3 million, net of allowances of $1.1 million.  Of this amount, $19.4 million was due from CIT under the factoring agreements, and $18,000 was due from CIT as a negative balance outstanding under the revolving line of credit, which combined amounts represent the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China.  The statute of limitations varies by jurisdiction; tax years open to federal or state general examination or other adjustment as of April 1, 2012 were the tax years ended March 29, 2009, March 28, 2010, April 3, 2011 and April 1, 2012, as well as the tax year ended March 30, 2008 for several states.  The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

Royalty Payments:  The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts.  These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers.  Royalty expense is included in cost of sales and amounted to $6.9 million and $7.3 million in 2012 and 2011, respectively.

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

On September 15, 2011, the FASB issued FASB ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This ASU will give an entity the option to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of greater than 50%) that the fair value of the goodwill of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test as described above.  The ASU is intended to reduce the cost and complexity associated with the test for goodwill impairment.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early application is permitted.  Because the annual impairment test of the fair value of the goodwill of the Company’s reporting units was performed as of April 4, 2011, the Company will adopt ASU No. 2011-08 on April 2, 2012.  The Company does not anticipate that such adoption will impact its consolidated financial statements.

Note 3 – Acquisition

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

Note 4 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”).  The Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the Plan, subject to maximum amounts and percentages as prescribed in the Code.  Each calendar year, the Company’s Board of Directors (the “Board”) determines the portion, if any, of employee contributions that will be matched by the Company.  For calendar years 2011 and 2010, the employer matching contributions represented an amount equal to 100% of the first 2% of employee contributions and 50% of the next 1% of employee contributions to the Plan.  If an employee separates from the Company prior to the full vesting of the funds in their account that represent the matching employer portion of their account, then the unvested portion of the matching employer portion of their account is forfeited when they take a distribution of their account.  The Company utilizes such forfeitures as an offset to the aggregate matching contributions.  The Company's matching contribution to the Plan, net of the utilization of forfeitures, was $153,000 and $141,000 for fiscal years 2012 and 2011, respectively.

Note 5 – Discontinued Operations

During the first quarter of fiscal year 2008, the operations of Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company, ceased and all employees were terminated.  The Company is actively marketing Churchill’s land and building for sale, and a portion of the property was sold in July 2008.  The Churchill property is recorded at fair value, less estimated cost to sell, and is classified as assets held for sale in the accompanying consolidated balance sheets.  The Company determined that the fair value of the property had fallen below its carrying value during fiscal year 2011 and recorded an impairment charge of $121,000, which did not result in any cash expenditures, did not have an adverse effect on the Company’s compliance with the covenants under its financing agreement and did not affect the Company’s availability under its revolving line of credit.  The operations of Churchill are classified as discontinued operations in the accompanying consolidated statements of income.

The following table sets forth the loss from discontinued operations for fiscal years 2012 and 2011 (in thousands):

	2012	2011

Loss from discontinued operations	$(19)	$(21)
Impairment charge	-	(121)
	(19)	(142)
Income tax benefit	(6)	(45)
Net loss from discontinued operations	$(13)	$(97)

Note 6 – Inventories

Major classes of inventory were as follows (in thousands):

	April 1, 2012	April 3, 2011
Raw Materials	$31	$32
Finished Goods	11,808	13,528
Total inventory	$11,839	$13,560

Note 7 – Goodwill and Other Intangible Assets

Goodwill:  The Company reported goodwill of $1.1 million at April 1, 2012 and April 3, 2011.  The Company tests the fair value of the goodwill of its reporting units annually as of the first day of the Company’s fiscal year in a two-step approach.  The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value.  If step one indicates that a potential impairment exists, then the second step is performed to measure the amount of an impairment charge, if any.  In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units.  The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation.  An additional interim impairment test must be performed during the year whenever an event or change in circumstances occurs that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value.  The Company performed the annual impairment test as of April 4, 2011 and concluded that the fair value of the goodwill of the Company’s reporting units exceeded their carrying values as of that date.  The Company determined that an additional interim impairment test was not required.

Other Intangible Assets:  Other intangible assets as of April 1, 2012 consisted primarily of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities.  The carrying amount and accumulated amortization of the Company’s other intangible assets as of April 1, 2012, their estimated useful life and amortization expense for the fiscal years ended April 1, 2012 and April 3, 2011 are as follows (in thousands):

		Estimated		Amortization Expense
	Carrying	Useful	Accumulated	Fiscal Year Ended
	Amount	Life	Amortization	April 1, 2012	April 3, 2011

Kimberly Grant Acquisition on December 29, 2006:
Tradename	$466	15 years	$163	$31	$31
Existing designs	36	1 year	36	-	-
Non-compete covenant	98	15 years	34	6	7
Total Kimberly Grant Acquisition	600	14 years *	233	37	38

Springs Baby Products Acquisition on November 5, 2007:
Licenses & existing designs	1,655	2 years	1,655	-	-
Licenses & future designs	1,847	4 years	1,847	269	462
Non-compete covenant	115	4 years	115	17	29
Customer relationships	3,781	10 years	1,670	378	378
Total Springs Baby Acquisition	7,398	7 years *	5,287	664	869

Neat Solutions Acquisition on July 2, 2009:
Trademarks	892	15 years	164	60	59
Designs	33	4 years	23	9	8
Non-compete covenant	241	5 years	132	48	48
Customer relationships	1,302	16 years	223	81	81
Total Neat Solutions Acquisition	2,468	14 years *	542	198	196

Bibsters® Acquistion on May 27, 2010:
Trademarks	629	15 years	77	42	35
Patents	553	10 years	101	55	46
Customer relationships	328	14 years	43	23	20
Total Bibsters® Acquistion	1,510	13 years *	221	120	101
Internally developed intangible assets	293	10 years	14	38	20
Total other intangible assets	$12,269		$6,297	$1,057	$1,224

* Weighted-Average

The table below sets forth estimated amortization expense for the following fiscal years (in thousands):

	2013	2014	2015	2016	2017
Kimberly Grant Acquisition:
Tradename	$31	$31	$31	$31	$31
Non-compete covenant	7	7	7	7	7
Total Kimberly Grant Acquisition	38	38	38	38	38

Springs Baby Products Acquisition:
Customer relationships	378	378	378	378	378
Total Springs Baby Acquisition	378	378	378	378	378

Neat Solutions Acquisition:
Trademarks	60	60	60	60	60
Designs	8	2	-	-	-
Non-compete covenant	48	48	13	-	-
Customer relationships	81	81	81	81	81
Total Neat Solutions Acquisition	197	191	154	141	141

Bibsters® Acquistion:
Trademarks	42	42	42	42	42
Patents	55	55	55	55	55
Customer relationships	23	23	23	23	23
Total Bibsters® Acquistion	120	120	120	120	120
Internally developed intangible assets	29	29	29	29	29
Total other intangible assets	$762	$756	$719	$706	$706

Note 8 - Financing Arrangements

Factoring Agreements:  The Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements which expire in July 2013.  Under the terms of the factoring agreements in effect as of April 1, 2012, CIT would remit payments to the Company on the average due date of each group of invoices assigned.  If a customer failed to pay CIT by the due date, the Company was charged interest at prime plus 1.0%, which was 4.25% at April 1, 2012, until payment was received.  The Company incurred interest expense of $67,000 and $77,000 in fiscal years 2012 and 2011, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date.  CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination or limitation were to occur, the Company would either assume the credit risks for shipments to the customer after the date of such termination or limitation or cease shipments to the customer.  Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $469,000 and $539,000 during fiscal years 2012 and 2011, respectively.  There were no advances from the factor at either April 1, 2012 or April 3, 2011.

The factoring agreements were amended and restated effective as of April 2, 2012 to provide that CIT will remit customer payments to the Company as such payments are received by CIT.

Notes Payable and Other Credit Facilities: At April 1, 2012 and April 3, 2011, long term debt of the Company consisted of (in thousands):

	April 1, 2012	April 3, 2011
Revolving line of credit	$-	$4,336
Non-interest bearing notes	-	2,000
Original issue discount	-	(48)
	-	6,288
Less current maturities	-	1,952
	$-	$4,336

The Company’s credit facility as of April 1, 2012 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00%, which was 4.25% at April 1, 2012, or LIBOR plus 3.00%, which was 3.24% at April 1, 2012, maturing on July 11, 2013 and secured by a first lien on all assets of the Company.  As of April 1, 2012, the Company had elected to pay interest on the revolving line of credit under the LIBOR option.  Also under the financing agreement, a monthly fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit.  This unused line fee amounted to $61,000 and $47,000 during fiscal years 2012 and 2011, respectively.  At April 1, 2012, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $24.5 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement was amended effective as of April 2, 2012 to provide for the payment by CIT to the Company of interest at the rate of prime minus 1.00%, which was 2.25% at April 2, 2012, on daily negative balances outstanding under the revolving line of credit.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries.

Note 9 – Income Taxes

The Company’s income tax provision for fiscal years 2012 and 2011 is summarized below (in thousands):

	Fiscal year ended April 1, 2012
	Current	Deferred	Total
Federal	$2,224	$313	$2,537
State	317	18	335
Other, including foreign	14	-	14
Income tax expense on continuing operations	2,555	331	2,886
Income tax expense/(benefit) on discontinued operations	(12)	6	(6)
Adjustment to prior year provision	-	60	60
Income tax reported in stockholders' equity related to stock-based compensation	9	-	9
Total income tax provision	$2,552	$397	$2,949

	Fiscal year ended April 3, 2011
	Current	Deferred	Total
Federal	$2,183	$165	$2,348
State	350	31	381
Other, including foreign	43	-	43
Income tax expense on continuing operations	2,576	196	2,772
Income tax benefit on discontinued operations	(18)	(27)	(45)
Income tax reported in stockholders' equity related to stock-based compensation	(137)	-	(137)
Total income tax provision	$2,421	$169	$2,590

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of April 1, 2012 and April 3, 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Employee benefit accruals	$240	$377
Accounts receivable and inventory reserves	287	448
Deferred rent	69	55
Goodwill	21	174
Other intangible assets	1,229	1,147
State net operating loss carryforwards	971	934
Stock-based compensation	621	595
Total gross deferred tax assets	3,438	3,730
Less valuation allowance	(971)	(934)
Deferred tax assets after valuation allowance	2,467	2,796

Deferred tax liabilities:
Prepaid expenses	(723)	(649)
Property, plant and equipment	(7)	(13)
Total deferred tax liabilities	(730)	(662)
Net deferred income tax assets	$1,737	$2,134

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible.  The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities.  The valuation allowance as of April 1, 2012 and April 3, 2011 was related to state net operating loss carryforwards that the Company does not expect to be realized.  Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed, and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.  Tax years still open to federal or state general examination or other adjustment as of April 1, 2012 were the tax years ended March 29, 2009, March 28, 2010, April 3, 2011 and April 1, 2012, as well as the tax year ended March 30, 2008 for several states.  The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

The Company previously disclosed in its quarterly reports on Form 10-Q that the Internal Revenue Service (“IRS”) had commenced an examination of the Company’s consolidated federal income tax return for the fiscal year ended March 29, 2009.  The IRS notified the Company on March 8, 2012 that it had closed the examination with no proposed adjustment to the positions taken by the Company on such tax return.

The Company's provision for income taxes on continuing operations is based upon effective tax rates of 36.4% and 38.6% in fiscal years 2012 and 2011, respectively.  These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2012 and 2011 (in thousands):

	2012	2011
Tax expense at statutory rate (34%)	$2,699	$2,440
State income taxes, net of Federal income tax benefit	210	231
Tax credits	(13)	(21)
Nondeductible expenses	11	77
Other	(21)	45
Income tax expense on continuing operations	$2,886	$2,772

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

The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these individuals to achieve performance objectives related to the Company’s overall goal of increasing stockholder value.  The principal reason for adopting the 2006 Plan was to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to its non-employee directors and to certain employees.  Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan.  The 2006 Plan is administered by the compensation committee of the Board, which determines which employees and non-employee directors will be awarded grants under the 2006 Plan and determines the type, amount and duration of such awards.  At April 1, 2012, 209,500 shares of the Company’s common stock were available for future issuance under the 2006 Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires a stock-based compensation to be accounted for using a fair-value-based measurement.  The Company recorded $545,000 and $732,000 of stock-based compensation during fiscal years 2012 and 2011, respectively.  The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals.  No stock-based compensation costs were capitalized as part of the cost of an asset as of April 1, 2012.

Stock Options: The following table represents stock option activity for fiscal years 2012 and 2011:

	Fiscal Year Ended April 1, 2012		Fiscal Year Ended April 3, 2011
	Weighted-Average Exercise Price	Number of Options Outstanding	Weighted-Average Exercise Price	Number of Options Outstanding
Outstanding at Beginning of Year	$3.31	747,000	$2.94	825,832
Granted	4.81	100,000	4.23	110,000
Exercised	3.30	(274,000)	2.07	(171,832)
Forfeited	-	-	3.86	(17,000)
Outstanding at End of Year	3.57	573,000	3.31	747,000
Exercisable at End of Year	3.20	423,000	3.19	567,000

The total intrinsic value of the stock options exercised during fiscal years 2012 and 2011 was $399,000 and $418,000, respectively.  As of April 1, 2012, the intrinsic value of the outstanding and exercisable stock options was $1.0 million and $851,000, respectively.

The Company uses the Black-Scholes-Merton valuation formula to determine the estimated fair value of stock options granted.  The following table sets forth the assumptions used and the resulting grant-date fair value of the non-qualified stock options granted to certain employees during fiscal years 2012 and 2011, which options vest over a two-year period, assuming continued service.

	2012	2011
Options issued	100,000	110,000
Grant Date	June 10, 2011	June 23, 2010
Dividend yield	2.49%	1.89%
Expected volatility	60.00%	55.00%
Risk free interest rate	1.84%	2.17%
Expected life in years	5.75	5.75
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$4.81	$4.23
Fair value	$2.16	$1.88

Because the Company’s historical stock option exercise experience did not provide a reasonable basis upon which to estimate the expected life of the stock options granted during each of the fiscal years 2012 and 2011, the Company has elected to use the simplified method to estimate the expected life of the stock options granted, as allowed by SEC Staff Accounting Bulletin No. 107 and the continued acceptance of the simplified method indicated in SEC Staff Accounting Bulletin No. 110.

For the fiscal years ended April 1, 2012 and April 3, 2011, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended April 1, 2012
Options Granted in Fiscal Year	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense
2010	$15	$32	$47
2011	47	47	94
2012	41	41	82

Total stock option compensation	$103	$120	$223

	Fiscal Year Ended April 3, 2011
Options Granted in Fiscal Year	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense
2009	$13	$38	$51
2010	37	86	123
2011	34	34	68

Total stock option compensation	$84	$158	$242

A summary of stock options outstanding and exercisable at April 1, 2012 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Avg. Remaining Contractual Life in Years	Weighted Avg. Exercise Price of Options Outstanding	Number of Shares Exercisable	Weighted Avg. Exercise Price of Options Exercisable
$0.65 - $0.71	43,500	0.86	$0.69	43,500	$0.69
$3.02 - $3.15	185,000	6.32	$3.07	185,000	$3.07
$3.58	85,000	6.19	$3.58	85,000	$3.58
$4.08 - $4.23	159,500	7.16	$4.17	109,500	$4.15
$4.81	100,000	9.19	$4.81	-	$-
	573,000	6.62	$3.57	423,000	$3.20

As of April 1, 2012, total unrecognized stock-option compensation costs amounted to $162,000, which will be recognized as the underlying stock options vest over a period of up to two years.  The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Non-vested Stock: The fair value of non-vested stock granted is determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of grant.

The Board granted 30,000 shares of non-vested stock to its non-employee directors during each of the three-month periods ended October 2, 2011, September 26, 2010, September 27, 2009 and September 28, 2008 with a weighted-average fair value of $4.44, $4.36, $3.02 and $3.87, respectively, as of the date of the stock grants.  These shares vest over a two-year period, assuming continued service.

In August 2011, 22,500 shares vested that had been granted to non-employee directors, having an aggregate value of $103,000, and 2,500 shares were forfeited upon the departure from the Board of a non-employee director prior to the vesting of his shares.

The Board awarded 345,000 shares of non-vested stock to certain employees as of June 23, 2010 (the “Grant Date”) in a series of grants which would have originally vested only if the closing price of the Company’s common stock is at or above certain target levels for any ten trading days out of any period of 30 consecutive trading days (the “Market Condition”), assuming continued service through the date the Market Condition is achieved.

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

For the fiscal years ended April 1, 2012 and April 3, 2011, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Fiscal Year Ended April 1, 2012
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense
2010	$-	$11	$11
2011	208	58	266
2012	-	45	45

Total stock grant compensation	$208	$114	$322

	Fiscal Year Ended April 3, 2011
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense
2007	$70	$-	$70
2009	-	19	19
2010	-	43	43
2011	314	44	358

Total stock grant compensation	$384	$106	$490

At April 1, 2012, the amount of unrecognized compensation expense related to non-vested stock grants amounted to $801,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants as set forth above.  The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unvested grants as of such individual’s separation date.

Note 11 – Stockholders’ Equity

On August 9, 2011, at the Company’s 2011 annual meeting of stockholders, a proposal was approved to amend the Company’s amended and restated certificate of incorporation to reduce the Company’s authorized capital stock to 40,000,000 shares, all of which are Series A common stock with a par value of $0.01 per share.  Prior to the approval of this proposal, the Company’s amended and restated certificate of incorporation authorized the issuance of up to 75,000,000 shares of capital stock, subdivided as follows:

Authorized Shares
Common stock, $0.01 par value per share:
Series A	73,500,000
Series B	327,940
Series C	172,060

Total common stock	74,000,000
Preferred stock, $0.01 par value per share	1,000,000

Total authorized capital stock	75,000,000

Dividends:  The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Board.  In February 2010, the Board recommenced the regular quarterly declaration of cash dividends, with no cash dividends having previously been declared since 1999.  Aggregate cash dividends of $0.22 and $0.09 per share, amounting to $2.1 million and $855,000, were declared during fiscal years 2012 and 2011, respectively.  As of April 1, 2012, the Company’s financing agreement with CIT permitted the payment of cash dividends on the Company’s common stock of up to $500,000 per calendar quarter.

The financing agreement was amended effective as of April 2, 2012 to permit the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases:  In June 2007, the Board created a capital committee which has, from time to time, adopted a program that would allow the Company to repurchase shares of the Company’s common stock.  The Company did not repurchase any shares under this program during fiscal years ended April 1, 2012 and April 3, 2011, and there was no share repurchase program in effect as of April 1, 2012.

The Company acquired treasury shares by way of the surrender to the Company from a non-employee director and several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of shares of restricted stock.  In this manner, the Company acquired 218,000 treasury shares during fiscal year 2012 at a weighted-average market value of $4.75 per share and acquired 174,000 treasury shares during fiscal year 2011 at a weighted-average market value of $4.47 per share.

Note 12 - Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended April 1, 2012 and April 3, 2011.

	2012	2011

Wal-Mart Stores, Inc.	34%	38%
Toys R Us	22%	22%
Target Corporation	12%	11%

Note 13 – Commitments and Contingencies

Total rent expense was $1.7 million and $1.8 million during fiscal years 2012 and 2011, respectively.  The Company’s commitment for minimum guaranteed rental payments under its lease agreements as of April 1, 2012 is $3.3 million, consisting of $1.5 million, $1.4 million and $370,000 due in fiscal years 2013, 2014 and 2015, respectively.

Total royalty expense was $6.9 million and $7.3 million for fiscal years 2012 and 2011, respectively.  The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of April 1, 2012 is $5.0 million, consisting of $2.1 million, $2.9 million and $32,000 due in fiscal years 2013, 2014 and 2015, respectively.

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology.  The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.  The Company and CCIP filed a motion for summary judgment of non-infringement on May 14, 2012.  BreathableBaby’s response was due by June 4, 2012, and the motion is scheduled to be heard by the Court on June 25, 2012.

On or about May 17, 2012, an alleged Maryland purchaser of a CCIP bedding set filed a complaint against the Company and CCIP in the United States District Court for the Central District of California, purportedly on behalf of herself and all others similarly situated.  The complaint generally alleges that CCIP’s crib bumper products put children at risk of suffocation or crib death and that the Company and CCIP concealed and failed to disclose these purported risks through allegedly false and misleading advertising and product packaging.  The complaint does not allege that any child has actually been harmed by these products.  The complaint alleges violations of various consumer protection laws in California, Maryland and numerous other states.  The purported class is defined in the complaint as “All consumers who, within the applicable statute of limitations, purchased defendants’ crib bumper products or bedding sets that include a crib bumper.”  The complaint alleges an alternative class that would be limited to residents of Maryland.  The complaint seeks damages for the purported class in an unspecified amount, injunctive relief, “restitution and disgorgement of all monies acquired by the defendants by means of any act or practice” the Court finds to be unlawful, a Court-ordered “corrective advertising campaign”, and an award of plaintiffs’ attorneys fees and costs.  The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.

In addition to the foregoing civil complaints, the Company is, from time to time, involved in various legal proceedings relating to claims arising in the ordinary course of its business.  Neither the Company nor any of its subsidiaries is a party to any such legal proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 14 – Subsequent Events

As set forth in Notes 8 and 11 above, the Company’s factoring and financing agreements with CIT were amended effective as of April 2, 2012.  Additionally, as set forth in Note 13 above, events associated with civil complaints to which the Company and CCIP are parties have occurred subsequent to April 1, 2012.  The Company has determined that there are no other subsequent events that require disclosure pursuant to FASB ASC Topic 855.