Form 10-Q
period 2012-07-01
CROWN CRAFTS INC
filed 2012-08-14
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549
FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of July 31, 2012 was 9,747,304.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 1, 2012 AND APRIL 1, 2012

	July 1, 2012 (Unaudited)	April 1, 2012
	(amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,561	$214
Accounts receivable (net of allowances of $771 at July 1, 2012 and $1,062 at April 1, 2012):
Due from factor	14,509	19,441
Other	656	882
Inventories	14,519	11,839
Prepaid expenses	2,110	2,427
Assets held for sale	-	275
Deferred income taxes	35	-
Total current assets	35,390	35,078
Property, plant and equipment - at cost:
Vehicles	187	187
Land, buildings and leasehold improvements	491	217
Machinery and equipment	2,388	2,351
Furniture and fixtures	747	747
Property, plant and equipment - gross	3,813	3,502
Less accumulated depreciation	3,043	2,988
Property, plant and equipment - net	770	514
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	7,112	6,858
Finite-lived intangible assets - gross	12,523	12,269
Less accumulated amortization	6,484	6,297
Finite-lived intangible assets - net	6,039	5,972
Goodwill	1,126	1,126
Deferred income taxes	1,650	1,864
Other	102	107
Total Assets	$45,077	$44,661

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,940	$6,092
Accrued wages and benefits	785	896
Accrued royalties	1,427	1,337
Dividends payable	780	1,160
Other accrued liabilities	553	333
Deferred income taxes	-	127
Total current liabilities	9,485	9,945

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at July 1, 2012 and April 1, 2012; Issued 11,393,522 shares at July 1, 2012 and 11,132,272 shares at April 1, 2012	114	111
Additional paid-in capital	44,648	43,664
Treasury stock - at cost - 1,646,218 shares at July 1, 2012 and 1,465,780 shares at April 1, 2012	(6,393)	(5,391)
Accumulated deficit	(2,777)	(3,668)
Total shareholders' equity	35,592	34,716
Total Liabilities and Shareholders' Equity	$45,077	$44,661

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED JULY 1, 2012 AND JULY 3, 2011

	Three-Month Periods Ended
	July 1, 2012	July 3, 2011
	(amounts in thousands, except per share amounts)
Net sales	$17,453	$17,499
Cost of products sold	13,028	13,716
Gross profit	4,425	3,783
Marketing and administrative expenses	2,985	2,855
Income from operations	1,440	928
Other income (expense):
Interest and amortization of debt discount and expense	(19)	(78)
Other - net	7	8
Income before income tax expense	1,428	858
Income tax expense	531	328
Net income	$897	$530

Weighted average shares outstanding:
Basic	9,725	9,619
Effect of dilutive securities	77	137
Diluted	9,802	9,756

Earnings per share:
Basic	$0.09	$0.06

Diluted	$0.09	$0.05

Cash dividends declared per share	$-	$0.03

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED JULY 1, 2012 AND JULY 3, 2011

	Three-Month Periods Ended
	July 1, 2012	July 3, 2011
	(amounts in thousands)
Operating activities:
Net income	$897	$530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	55	67
Amortization of intangibles	187	308
Deferred income taxes	52	133
Gain on sale of property, plant and equipment	-	(5)
Accretion of interest expense to original issue discount	-	36
Stock-based compensation	147	137
Tax shortfall from stock-based compensation	(58)	(27)
Changes in assets and liabilities:
Accounts receivable	5,158	5,309
Inventories	(2,680)	(4,823)
Prepaid expenses	318	519
Other assets	5	14
Accounts payable	(153)	2,730
Accrued liabilities	200	(755)
Net cash provided by operating activities	4,128	4,173
Investing activities:
Capital expenditures for property, plant and equipment	(37)	(79)
Proceeds from disposition of assets	-	5
Capitalized costs of internally developed intangible assets	(253)	(1)
Net cash used in investing activities	(290)	(75)
Financing activities:
Repayments under revolving line of credit, net	-	(3,909)
Purchase of treasury stock	(1,002)	(735)
Issuance of common stock	798	628
Excess tax benefit from stock-based compensation	100	11
Dividends paid	(387)	(287)
Net cash used in financing activities	(491)	(4,292)
Net increase (decrease) in cash and cash equivalents	3,347	(194)
Cash and cash equivalents at beginning of period	214	205
Cash and cash equivalents at end of period	$3,561	$11

Supplemental cash flow information:
Income taxes paid, net of refunds received	$104	$440
Interest paid, net of interest received	11	38

Noncash financing activity:
Dividends declared but unpaid	(780)	(289)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED JULY 1, 2012 AND JULY 3, 2011

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 1, 2012 and the results of its operations and cash flows for the periods presented.  Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions.  Operating results for the three-month period ended July 1, 2012 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 31, 2013.  For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 1, 2012.

Fiscal Year:  The Company’s fiscal year ends on the Sunday that is nearest to or on March 31.  References herein to “fiscal year 2013” represent the 52-week period ending March 31, 2013 and references herein to “fiscal year 2012” represent the 52-week period ended April 1, 2012.

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

Financial Instruments:  For short-term instruments such as cash and cash equivalents, accounts receivable and accounts payable, the Company used carrying value as a reasonable estimate of the fair value.

Segment and Related Information:  The Company operates primarily in one principal segment, infant, toddler and juvenile products.  These products consist of crib and toddler bedding, nursery accessories, room décor, infant bibs and related soft goods.  Net sales of bedding, blankets and accessories amounted to $12.2 million and $13.0 million for the three-month periods ended July 1, 2012 and July 3, 2011, respectively, and net sales of bibs, bath and disposable products amounted to $5.3 million and $4.5 million for the three-month periods ended July 1, 2012 and July 3, 2011, respectively.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts.  These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers.  Royalty expense is included in cost of sales in the accompanying consolidated statements of income and amounted to $1.5 million and $1.3 million for the three-month periods ended July 1, 2012 and July 3, 2011, respectively.

Advertising Costs:  The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements.  Advertising expense is included in marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $309,000 and $291,000 for the three-month periods ended July 1, 2012 and July 3, 2011, respectively.

Revenue Recognition: Sales are recorded when goods are shipped to customers and are reported net of allowances for estimated returns and allowances in the accompanying consolidated statements of income.  Allowances for returns are estimated based on historical rates.  Allowances for returns, cooperative advertising allowances, warehouse allowances, placement fees and volume rebates are recorded commensurate with sales activity or using the straight-line method, as appropriate, and the cost of such allowances is netted against sales in reporting the results of operations.  Shipping and handling costs, net of amounts reimbursed by customers, are not material and are included in net sales.

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as cooperative advertising and warehouse allowances, placement fees and volume rebates.  These deductions are recorded throughout the year commensurate with sales activity or using the straight-line method, as appropriate.  Funding of the majority of the Company’s allowances occurs on a per-invoice basis.  The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, placement fees, markdowns and warehouse and other allowances.  All such allowances are recorded as direct offsets to sales and such costs are accrued commensurate with sales activities or as a straight-line amortization charge of an agreed-upon fixed amount, as appropriate to the circumstances for each such arrangement.  When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance.  The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels.  The timing of customer-initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period.  The timing of funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

  To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group, Inc.  In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss.  The Company must make estimates of the uncollectibility of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms to evaluate the adequacy of its allowance for doubtful accounts.  The Company’s accounts receivable at July 1, 2012 amounted to $15.2 million, net of allowances of $771,000.  Of this amount, $14.5 million was due from CIT under the factoring agreements and the Company held $3.4 million in cash at CIT; such amounts together represented the maximum loss that the Company could incur if CIT failed completely to perform its obligations under its agreements with the Company.

Depreciation and Amortization:  The accompanying consolidated balance sheets reflect property, plant and equipment, and certain intangible assets at cost less accumulated depreciation or amortization.  The Company capitalizes additions and improvements and expenses maintenance and repairs as incurred.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three to twenty-one years for property, plant and equipment, and one to twenty years for intangible assets other than goodwill.  The Company amortizes improvements to its leased facilities over the term of the lease or the estimated useful life of the asset, whichever is shorter.

Valuation of Long-Lived Assets and Identifiable Intangible Assets:  In addition to the depreciation and amortization procedures set forth above, the Company reviews for impairment long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.  In the event of impairment, the asset is written down to its fair market value.

Goodwill:  The Company tests the fair value of the goodwill, if any, carried within its reporting units annually as of the first day of the Company’s fiscal year.  An additional interim impairment test is performed during the year whenever an event or change in circumstances occurs that suggests that the fair value of the goodwill of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value.  The annual or interim impairment test is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If such qualitative factors so indicate, then the impairment test is continued in a two-step approach.  The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value.  If step one indicates that a potential impairment exists, then the second step is performed to measure the amount of an impairment charge, if any.  In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units.  The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation.

Patent Costs:  The Company incurs certain legal and related costs in connection with patent applications.  If a future economic benefit is anticipated from the resulting patent or an alternative future use is available to the Company, then the Company may capitalize such costs to be amortized over the expected life of the patent.  The Company may also capitalize legal costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable.  Capitalized patent defense costs are amortized over the remaining expected life of the related patent.  The Company’s assessment of future economic benefit or a successful defense of its patents involves considerable management judgment, and a different conclusion could result in a material impairment charge amounting to the carrying value of these assets.

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

The indirect costs allocated to inventory are done so as a percentage of projected annual supplier purchases and can impact the Company’s results of operations as purchase volume fluctuates from quarter to quarter and year to year.  The difference between indirect costs incurred and the indirect costs allocated to inventory creates a burden variance, which is generally favorable when actual inventory purchases exceed planned inventory purchases, and is generally unfavorable when actual inventory purchases are lower than planned inventory purchases.  While the burden variance can be significant during interim periods, it is generally not material by the end of each fiscal year.  The determination of the indirect charges and their allocation to the Company's finished goods inventories is complex and requires significant management judgment and estimates.  If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company's inventories, the amount and timing of the Company's cost of goods sold and the resulting net income for any accounting period.

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

Provisions for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate, which is based on the Company’s forecasted annual pre-tax income, as adjusted by certain expenses within the financial statements that will never be deductible on the Company’s tax returns (or vice versa), multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.  The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed.

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China.  The prescription period for the income tax returns varies by jurisdiction; tax years open to federal or state general examination or other adjustment as of July 1, 2012 were the fiscal years ended March 29, 2009, March 28, 2010, April 3, 2011 and April 1, 2012, as well as the fiscal year ended March 30, 2008 for several states.

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

Note 2 – Churchill Property

During the three-months ended July 1, 2007, the operations of Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company, ceased and all employees were terminated.  The Company has since that time been actively marketing Churchill’s land and building for sale and had, through April 1, 2012, recorded the Churchill property at fair value, less cost to sell, had classified the property as assets held for sale in the Company’s consolidated balance sheets and had classified the costs to maintain the property as discontinued operations in the consolidated statements of income.

The Company also recorded impairment charges associated with the Churchill property during fiscal years 2009, 2010 and 2011, as the Company made successive determinations that the fair value of the property had fallen below its carrying value.  Although the Company continues to actively market the property for sale and the property remains dormant, accounting guidelines have required the Company, effective as of April 2, 2012, to reclassify the property as held and used in its consolidated balance sheet, to resume periodic depreciation of the carrying value of the property of $275,000 (less an allocation of $23,000 to land) on a straight-line basis over 21 years, and to classify the costs to maintain the property within continuing operations in the accompanying condensed consolidated statements of income for the three-month periods ended July 1, 2012 and July 3, 2011.

Note 3 – Financing Arrangements

Factoring Agreements:  The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements which expire in July 2013.  Under the terms of the factoring agreements in effect prior to April 2, 2012, CIT would remit payments to the Company on the average due date of each group of invoices assigned.  If a customer failed to pay CIT by the due date, the Company would be charged interest at prime plus 1.0% until payment was received.  The Company incurred interest expense of $17,000 for the three-month period ended July 3, 2011 as a result of the failure of the Company’s customers to pay CIT by the due date.  The factoring agreements were amended effective as of April 2, 2012 to provide that CIT will remit payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits.  The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.  Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $95,000 and $83,000 for the three-month periods ended July 1, 2012 and July 3, 2011, respectively.  There were no advances from the factor at either July 1, 2012 or April 1, 2012.

Credit Facility:  The Company’s credit facility as of July 1, 2012 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00% or LIBOR plus 3.00%, maturing on July 11, 2013 and secured by a first lien on all assets of the Company.  As of July 1, 2012, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option.  The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 1%, which was 2.25% at July 1, 2012, on daily cash balances held at CIT.

Under the financing agreement, a fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit.  This unused line fee amounted to $16,000 for each of the three months ended July 1, 2012 and July 3, 2011.  As of July 1, 2012, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $21.2 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends and transactions with affiliates.  The Company was in compliance with these covenants as of July 1, 2012.

Note 4 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill:  The Company reported goodwill of $1.1 million at July 1, 2012 and April 1, 2012.  The Company tests the fair value of the goodwill, if any, within its reporting units annually as of the first day of the Company’s fiscal year.  An additional interim impairment test is performed during the year whenever an event or change in circumstances occurs that suggests that the fair value of the goodwill of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value.  The annual or interim impairment test is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If such qualitative factors so indicate, then the impairment test is continued in a two-step approach.  The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value.  If step one indicates that a potential impairment exists, then the second step is performed to measure the amount of an impairment charge, if any.  In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units.  The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation.

The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of April 2, 2012, and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets:  Other intangible assets at July 1, 2012 consisted primarily of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities.  The carrying amount and accumulated amortization of the Company’s other intangible assets as of July 1, 2012, their estimated useful life, the amortization expense for the three months ended July 1, 2012 and July 3, 2011 and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

		Estimated		Amortization Expense
	Carrying	Useful	Accumulated	Three-Month Periods Ended
	Amount	Life	Amortization	July 1, 2012	July 3, 2011

Kimberly Grant Acquisition on December 29, 2006:
Tradename	$466	15 years	$171	$8	$8
Existing designs	36	1 year	36	-	-
Non-compete covenant	98	15 years	36	2	2
Total Kimberly Grant Acquisition	600	14 years *	243	10	10

Springs Baby Products Acquisition on November 5, 2007:
Licenses & existing designs	1,655	2 years	1,655	-	-
Licenses & future designs	1,847	4 years	1,847	-	115
Non-compete covenant	115	4 years	115	-	7
Customer relationships	3,781	10 years	1,764	94	95
Total Springs Baby Acquisition	7,398	7 years *	5,381	94	217

Neat Solutions Acquisition on July 2, 2009:
Trademarks	892	15 years	179	15	15
Designs	33	4 years	25	2	2
Non-compete covenant	241	5 years	144	12	12
Customer relationships	1,302	16 years	244	21	20
Total Neat Solutions Acquisition	2,468	14 years *	592	50	49

Bibsters® Acquistion on May 27, 2010:
Trademarks	629	15 years	87	10	10
Patents	553	10 years	115	14	14
Customer relationships	328	14 years	49	6	6
Total Bibsters® Acquistion	1,510	13 years *	251	30	30
Internally developed intangible assets	547	20 years	17	3	2
Total other intangible assets	$12,523		$6,484	$187	$308

* Weighted-Average

Classification within the accompanying consolidated statements of income:
Cost of products sold				$16	$138
Marketing and administrative expenses				171	170
Total amortization expense				$187	$308

Note 5 – Inventories

Major classes of inventory were as follows (in thousands):

	July 1, 2012	April 1, 2012
Raw Materials	$42	$31
Finished Goods	14,477	11,808
Total inventory	$14,519	$11,839

Note 6 – Stock-based Compensation

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

The 2006 Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these persons to achieve performance objectives related to the Company’s overall goal of increasing stockholder value.  The principal reason for adopting the 2006 Plan was to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees.  Awards granted under the 2006 Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the 2006 Plan.  The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Board”), which selects eligible employees and non-employee directors to participate in the 2006 Plan and determines the type, amount, duration and other terms of individual awards.  At July 1, 2012, 99,500 shares of the Company’s common stock were available for future issuance under the 2006 Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement.  The Company recorded $147,000 and $137,000 of stock-based compensation expense during the three-months ended July 1, 2012 and July 3, 2011, respectively.  The Company records the compensation expense related to stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals.  No stock-based compensation costs have been capitalized as part of the cost of an asset as of July 1, 2012.

Stock Options: The following table represents stock option activity for the three-month periods ended July 1, 2012 and July 3, 2011:

	Three-Month Period Ended July 1, 2012		Three-Month Period Ended July 3, 2011
	Weighted-Average Exercise Price	Number of Options Outstanding	Weighted-Average Exercise Price	Number of Options Outstanding
Outstanding at Beginning of Period	$3.57	573,000	$3.31	747,000
Granted	5.42	110,000	4.81	100,000
Exercised	3.05	(261,250)	3.24	(193,500)
Outstanding at End of Period	4.38	421,750	3.56	653,500
Exercisable at End of Period	3.86	261,750	3.28	423,500

The total intrinsic value of the stock options exercised during the three-month periods ended July 1, 2012 and July 3, 2011 was $645,000 and $332,000 respectively.  As of July 1, 2012, the intrinsic value of the outstanding and exercisable stock options was $490,000 and $440,000, respectively.

The Company received cash in the amount of $64,000 and $27,000 from the exercise of stock options during the three months ended July 1, 2012 and July 3, 2011, respectively.  Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy their income tax withholding obligations that arise from the option exercise and, in the case of the 2006 Plan, the exercise amount as well.  The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy their income tax withholding obligations.  The Company used cash of $268,000 and $134,000 to remit the required income tax withholding amounts from “cashless” option exercises during the three-month periods ended July 1, 2012 and July 3, 2011, respectively.  The Company’s net outflow of cash upon the exercise of stock options was $204,000 and $107,000 during the three-month periods ended July 1, 2012 and July 3, 2011, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value.  The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the three-month periods ended July 1, 2012 and July 3, 2011, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	July 1, 2012	July 3, 2011
Options issued	110,000	100,000
Grant Date	June 13, 2012	June 10, 2011
Dividend yield	5.90%	2.49%
Expected volatility	65.00%	60.00%
Risk free interest rate	0.55%	1.84%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	5.75
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$5.42	$4.81
Fair value	$1.84	$2.16

Although the Company’s historical stock option exercise experience provided a reasonable basis upon which to estimate the expected term for the stock options granted during the three-month period ended July 1, 2012, this was not the case for the stock options granted during the three-month period ended July 3, 2011.  In that period, the Company elected to use the simplified method to estimate the expected term of the stock options granted, as allowed by SEC Staff Accounting Bulletin No. 107 and the continued acceptance of the simplified method indicated in SEC Staff Accounting Bulletin No. 110.

For the three-month periods ended July 1, 2012 and July 3, 2011, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended July 1, 2012			Three-Month Period Ended July 3, 2011
Options Granted in Fiscal Year	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense
2010	$-	$-	$-	$9	$19	$28
2011	14	13	27	14	15	29
2012	17	16	33	3	3	6
2013	2	3	5	-	-	-

Total stock option compensation	$33	$32	$65	$26	$37	$63

As of July 1, 2012, total unrecognized stock option compensation expense amounted to $299,000, which will be recognized as the underlying stock options vest over a weighted-average period of 1.29 years.  The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock:  The Board granted 30,000 shares of non-vested stock to its non-employee directors during each of the three-month periods ended October 2, 2011, September 26, 2010 and September 27, 2009 with a weighted-average fair value of $4.44, $4.36 and $3.02, respectively.  These shares vest over a two-year period, assuming continued service. The fair value of the non-vested stock granted to the Company’s non-employee directors was determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of the grant.

During the three-month period ended June 27, 2010, the Board awarded 345,000 shares of non-vested stock to certain employees in a series of grants, each of which will vest only if (i) the closing price of the Company’s common stock is at or above certain target levels for any ten trading days out of any period of 30 consecutive trading days and (ii) the respective employees remain employed through July 29, 2015.  The Company, with the assistance of an independent third party, determined that the aggregate grant date fair value of the awards amounted to $1.2 million.

For the three-month periods ended July 1, 2012 and July 3, 2011, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended July 1, 2012			Three-Month Period Ended July 3, 2011
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2010	$-	$-	$-	$-	$6	$6
2011	52	14	66	52	16	68
2012	-	16	16	-	-	-

Total stock grant compensation	$52	$30	$82	$52	$22	$74

As of July 1, 2012, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $719,000, which will be recognized over the respective vesting terms associated with each block of grants as indicated above, such grants having an aggregate weighted-average vesting term of 2.76 years.  The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.

Note 7 – Contingencies

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and Crown Crafts Infant Products, Inc. (“CCIP”), a wholly-owned subsidiary of the Company, on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.  The Company and CCIP filed a motion for summary judgment of non-infringement on May 14, 2012.  On July 25, 2012, the Court entered an order denying that motion without prejudice to refiling it at the close of discovery.  In doing so, the Court did not rule on the merits of the Company’s motion, but instead determined that further discovery was required before a motion for summary judgment could be decided.

CCIP has filed an application for a patent related to its mesh crib liner with the United States Patent and Trademark Office, and, along with other costs related to CCIP’s patent application, the Company has capitalized the defense costs associated with the BreathableBaby litigation in the accompanying consolidated balance sheets.  In the event of an unfavorable outcome with respect to the BreathableBaby litigation or a denial of CCIP’s patent application, the Company would be required to recognize an impairment charge amounting to these accumulated costs.

On or about May 17, 2012, an alleged Maryland purchaser of a CCIP bedding set filed a complaint against the Company and CCIP in the United States District Court for the Central District of California, purportedly on behalf of herself and all others similarly situated.  The complaint generally alleges that CCIP’s crib bumper products put children at risk of suffocation or crib death and that the Company and CCIP concealed and failed to disclose these purported risks through allegedly false and misleading advertising and product packaging.  The complaint does not allege that any child has actually been harmed by these products.  The complaint alleges violations of various consumer protection laws in California, Maryland and numerous other states.  The purported class is defined in the complaint as “All consumers who, within the applicable statute of limitations, purchased defendants’ crib bumper products or bedding sets that include a crib bumper.”  The complaint alleges an alternative class that would be limited to residents of Maryland.  The complaint seeks damages for the purported class in an unspecified amount, injunctive relief, “restitution and disgorgement of all monies acquired by the defendants by means of any act or practice” the Court finds to be unlawful, a Court-ordered “corrective advertising campaign”, and an award of plaintiffs’ attorneys fees and costs.  The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.  On July 23, 2012, the Company and CCIP filed an answer to the complaint and a motion to dismiss certain of the stated claims.  This motion is scheduled to be heard by the Court on August 27, 2012.

In addition to the foregoing civil complaints, the Company is, from time to time, involved in various other legal and regulatory proceedings relating to claims arising in the ordinary course of its business.  Neither the Company nor any of its subsidiaries is a party to any such proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 8 – Subsequent Events

In accordance with accounting guidelines, the Company has evaluated events which have occurred between July 1, 2012 and the date that the accompanying financial statements were issued.  As set forth in Note 7 above, events associated with civil complaints to which the Company and CCIP are parties have occurred subsequent to July 1, 2012.  The Company has determined that there are no other material subsequent events that require disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates indirectly through its wholly-owned subsidiaries, CCIP and Hamco, Inc., in the infant and toddler products segment within the consumer products industry.  The infant and toddler products segment consists of infant and toddler bedding, bibs, disposable products, soft goods and accessories.  Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts, wholesale clubs and catalog retailers.  The Company’s products are produced by contract manufacturers located primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

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

The following discussion is a summary of certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources.  This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

The following table contains results of operations for the three-month periods ended July 1, 2012 and July 3, 2011 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended
	July 1, 2012	July 3, 2011	Change	Change
Net sales by category
Bedding, blankets and accessories	$12,213	$12,960	$(747)	-5.8%
Bibs, bath and disposable products	5,240	4,539	701	15.4%
Total net sales	17,453	17,499	(46)	-0.3%
Cost of products sold	13,028	13,716	(688)	-5.0%
Gross profit	4,425	3,783	642	17.0%
% of net sales	25.4%	21.6%
Marketing and administrative expenses	2,985	2,855	130	4.6%
% of net sales	17.1%	16.3%
Interest expense	19	78	(59)	-75.6%
Other income	7	8	(1)	-12.5%
Income tax expense	531	328	203	61.9%
Net income	897	530	367	69.2%
% of net sales	5.1%	3.0%

Net Sales: Sales of $17.5 million were nearly unchanged for the three-month period ended July 1, 2012 compared with the same period in the prior year, having decreased 0.3%, or $46,000.  Sales decreased due to the transitioning away in the prior year from an unprofitable private label bedding program, which was offset by a shift of sales from the three-month period ending September 30, 2012 into the current quarter.

Gross Profit: Gross profit increased in amount by $642,000, and as a percentage of net sales, from 21.6% to 25.4%, for the three-month period of fiscal year 2013 compared with the same period of fiscal year 2012, due to lower production costs resulting from the redesign, commenced in the prior year, of several product lines to reduce the Company’s dependence on cotton, the cost of which reached record-setting levels in the prior year.  The discontinuance of the unprofitable private label bedding program mentioned above also contributed to the higher gross margin percentage in the current year.  The Company also in the current year experienced a decline in amortization costs related to the Company’s acquisition of the baby products line of Springs Global US, Inc. on November 5, 2007, which were $123,000 lower than in fiscal year 2012.

Marketing and Administrative Expenses:  Marketing and administrative expenses experienced a slight increase for the three-month period of the current year compared with the same period of the prior year.

Interest Expense: The decrease in interest expense for the three-month period of fiscal year 2013 compared with the same period in fiscal year 2012 is due to lower balances on the Company’s credit facility.

Income Tax Expense:  The Company’s provision for income taxes is based upon an estimated annual effective tax rate of 37.2% for fiscal year 2013, compared with 38.2% for fiscal year 2012.  The decrease in the estimated annual effective tax rate in the current year is related to an increase in the current year in the amount of certain expenses which are deductible for tax purposes but not for book purposes, as well as an increase in projected state Enterprise Zone wage credits.  Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2013, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income, the amount of certain expenses which are not deductible for tax purposes and the amount of certain tax credits.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

There was a slight decrease in net cash provided by operating activities, from $4.2 million to $4.1 million, for the three months ended July 1, 2012 compared with the three months ended July 3, 2011.  The Company experienced in the current year a lower increase in inventories, which was offset by a lower net increase in accounts payable and accrued liabilities.

Net cash used in investing activities was $290,000 in the current year compared with $75,000 in the prior year.  Current year investing activities were primarily related to the capitalized costs of internally-developed intangible assets.

Net cash of $491,000 was used in financing activities in the current year, primarily for the payment of dividends.  This compares with $4.3 million used in financing activities in the prior year, which was used primarily for net repayments on the Company’s revolving line of credit.

From July 3, 2011 to July 1, 2012, the Company paid off $2.4 million in debt owed under the Company’s credit facilities before the reduction for the original issue discount on non-interest bearing subordinated notes, which consisted of net repayments of $427,000 on the Company’s revolving line of credit and payments made in July 2011 of $2.0 million in the aggregate for the remaining balance due on subordinated notes payable.  At July 1, 2012, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $21.2 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control.  Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements which expire in July 2013.  CIT approves customer accounts and credit lines and collects the Company’s accounts receivable balances.  CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits.  The Company bears the responsibility for adjustments related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.  Under the terms of the factoring agreements in effect prior to April 2, 2012, CIT would remit payments to the Company on the average due date of each group of invoices assigned.  If a customer failed to pay CIT by the due date, the Company would be charged interest at prime plus 1.0% until payment was received.  The Company incurred interest expense of $17,000 for the three-month period ended July 3, 2011 as a result of the failure of the Company’s customers to pay CIT by the due date.  The factoring agreements were amended effective as of April 2, 2012 to provide that CIT will remit payments to the Company as such payments are received by CIT.

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

During the three-month period ended July 1, 2012, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As reported in the Company’s annual report on Form 10-K for the fiscal year ended April 1, 2012, BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.  The Company and CCIP filed a motion for summary judgment of non-infringement on May 14, 2012.  On July 25, 2012, the Court entered an order denying that motion without prejudice to refiling it at the close of discovery.  In doing so, the Court did not rule on the merits of the Company’s motion, but instead determined that further discovery was required before a motion for summary judgment could be decided.

Also as reported in the Company’s annual report on Form 10-K for the fiscal year ended April 1, 2012, on or about May 17, 2012, an alleged Maryland purchaser of a CCIP bedding set filed a complaint against the Company and CCIP in the United States District Court for the Central District of California, purportedly on behalf of herself and all others similarly situated.  The complaint generally alleges that CCIP’s crib bumper products put children at risk of suffocation or crib death and that the Company and CCIP concealed and failed to disclose these purported risks through allegedly false and misleading advertising and product packaging.  The complaint does not allege that any child has actually been harmed by these products.  The complaint alleges violations of various consumer protection laws in California, Maryland and numerous other states.  The purported class is defined in the complaint as “All consumers who, within the applicable statute of limitations, purchased defendants’ crib bumper products or bedding sets that include a crib bumper.”  The complaint alleges an alternative class that would be limited to residents of Maryland.  The complaint seeks damages for the purported class in an unspecified amount, injunctive relief, “restitution and disgorgement of all monies acquired by the defendants by means of any act or practice” the Court finds to be unlawful, a Court-ordered “corrective advertising campaign”, and an award of plaintiffs’ attorneys fees and costs.  The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.  On July 23, 2012, the Company and CCIP filed an answer to the complaint and a motion to dismiss certain of the stated claims.  This motion is scheduled to be heard by the Court on August 27, 2012.

For further information related to the foregoing legal proceedings, refer to Item 3 of Part I of the Company’s annual report on Form 10-K for the fiscal year ended April 1, 2012.

In addition to the foregoing civil complaints, the Company is, from time to time, involved in various other legal and regulatory proceedings relating to claims arising in the ordinary course of its business.  Neither the Company nor any of its subsidiaries is a party to any such proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended April 1, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended July 1, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2, 2012 through May 6, 2012	136,864	$5.60	0	$0
May 7, 2012 through June 3, 2012	42,025	$5.39	0	$0
June 4, 2012 through July 1, 2012	1,549	$5.51	0	$0
Total	180,438	$5.55	0	$0

(1)
The shares purchased from April 2, 2012 through July 1, 2012 consist of shares of common stock surrendered to the Company in payment of the exercise price and income tax withholding obligations relating to the exercise of stock options.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

101
The following information from the Registrant’s Form 10-Q for the quarterly period ended July 1, 2012, formatted as interactive data files in XBRL (eXtensible Business Reporting Language) (2):
(i)   Unaudited Condensed Consolidated Statements of Income;
(ii)  Unaudited Condensed Consolidated Balance Sheets;
(iii) Unaudited Condensed Consolidated Statements of Cash Flows; and
(iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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

CROWN CRAFTS, INC.

Date: August 14, 2012	/s/ Olivia W. Elliott
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

101
The following information from the Registrant’s Form 10-Q for the quarterly period ended July 1, 2012, formatted as interactive data files in XBRL (eXtensible Business Reporting Language) (2):
(i)   Unaudited Condensed Consolidated Statements of Income;
(ii)  Unaudited Condensed Consolidated Balance Sheets;
(iii) Unaudited Condensed Consolidated Statements of Cash Flows; and
(iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Filed herewith.

(2)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not to be filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.