Form 10-Q
period 2012-12-30
CROWN CRAFTS INC
filed 2013-02-13
CIK 25895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 1-7604

Crown Crafts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-0678148
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

916 South Burnside Avenue, Gonzales, LA	70737
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (225) 647-9100

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 31, 2013 was 9,828,019.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2012 AND APRIL 1, 2012

	December 30, 2012 (Unaudited)	April 1, 2012
	(amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$245	$214
Accounts receivable (net of allowances of $450 at December 30, 2012 and $1,062 at April 1, 2012):
Due from factor	18,237	19,441
Other	524	882
Inventories	13,282	11,839
Prepaid expenses	2,137	2,427
Assets held for sale	-	275
Total current assets	34,425	35,078
Property, plant and equipment - at cost:
Vehicles	192	187
Land, buildings and leasehold improvements	491	217
Machinery and equipment	2,489	2,351
Furniture and fixtures	747	747
Property, plant and equipment - gross	3,919	3,502
Less accumulated depreciation	3,122	2,988
Property, plant and equipment - net	797	514
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	7,307	6,858
Finite-lived intangible assets - gross	12,718	12,269
Less accumulated amortization	6,871	6,297
Finite-lived intangible assets - net	5,847	5,972
Goodwill	1,126	1,126
Deferred income taxes	1,305	1,864
Other	77	107
Total Assets	$43,577	$44,661

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,310	$6,092
Accrued wages and benefits	778	896
Accrued royalties	1,867	1,337
Dividends payable	-	1,160
Income taxes currently payable	796	105
Other accrued liabilities	105	228
Deferred income taxes	99	127
Total current liabilities	11,955	9,945

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at December 30, 2012 and April 1, 2012; Issued 11,696,022 shares at December 30, 2012 and 11,132,272 shares at April 1, 2012	117	111
Additional paid-in capital	46,097	43,664
Treasury stock - at cost - 1,868,003 shares at December 30, 2012 and 1,465,780 shares at April 1, 2012	(7,690)	(5,391)
Accumulated deficit	(6,902)	(3,668)
Total shareholders' equity	31,622	34,716
Total Liabilities and Shareholders' Equity	$43,577	$44,661

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 30, 2012 AND JANUARY 1, 2012
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012

Net sales	$20,070	$21,649	$54,805	$60,467
Cost of products sold	14,788	16,405	41,184	46,699
Gross profit	5,282	5,244	13,621	13,768
Marketing and administrative expenses	2,779	2,700	8,538	8,507
Income from operations	2,503	2,544	5,083	5,261
Other income (expense):
Interest and amortization of debt discount and expense	(17)	(43)	(54)	(191)
Interest income	30	-	60	-
Other - net	15	3	17	13
Income before income tax expense	2,531	2,504	5,106	5,083
Income tax expense	927	956	1,850	1,938
Net income	$1,604	$1,548	$3,256	$3,145

Weighted average shares outstanding:
Basic	9,816	9,657	9,772	9,640
Effect of dilutive securities	-	61	-	117
Diluted	9,816	9,718	9,772	9,757

Earnings per share:
Basic	$0.16	$0.16	$0.33	$0.33

Diluted	$0.16	$0.16	$0.33	$0.32

Cash dividends declared per share	$0.58	$0.04	$0.66	$0.10

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 30, 2012 (UNAUDITED) AND THE FISCAL YEAR ENDED APRIL 1, 2012

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	(Dollar amounts in thousands)
Balances - April 3, 2011	10,830,772	$108	(1,248,162)	$(4,358)	$42,227	$(6,582)	$31,395

Issuance of shares	301,500	3			901		904
Stock-based compensation					545		545
Net tax effect of stock-based compensation					(9)		(9)
Acquisition of treasury stock			(217,618)	(1,033)			(1,033)
Net income						5,039	5,039
Dividends declared						(2,125)	(2,125)

Balances - April 1, 2012	11,132,272	111	(1,465,780)	(5,391)	43,664	(3,668)	34,716

Issuance of shares	563,750	6			1,801		1,807
Stock-based compensation					530		530
Net tax effect of stock-based compensation					102		102
Acquisition of treasury stock			(402,223)	(2,299)			(2,299)
Net income						3,256	3,256
Dividends declared						(6,490)	(6,490)

Balances - December 30, 2012	11,696,022	$117	(1,868,003)	$(7,690)	$46,097	$(6,902)	$31,622

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED DECEMBER 30, 2012 AND JANUARY 1, 2012

	Nine-Month Periods Ended
	December 30, 2012	January 1, 2012
	(amounts in thousands)
Operating activities:
Net income	$3,256	$3,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	168	197
Amortization of intangibles	574	839
Deferred income taxes	531	263
Gain on sale of property, plant and equipment	(13)	(5)
Accretion of interest expense to original issue discount	-	48
Stock-based compensation	530	415
Tax shortfall from stock-based compensation	(93)	(27)
Changes in assets and liabilities:
Accounts receivable	1,562	2,225
Inventories	(1,443)	(1,980)
Prepaid expenses	289	(395)
Other assets	30	43
Accounts payable	2,218	3,320
Accrued liabilities	980	(438)
Net cash provided by operating activities	8,589	7,650
Investing activities:
Capital expenditures for property, plant and equipment	(186)	(290)
Proceeds from disposition of assets	24	5
Capitalized costs of internally developed intangible assets	(449)	-
Net cash used in investing activities	(611)	(285)
Financing activities:
Payments on long-term debt	-	(2,000)
Repayments under revolving line of credit	(9,755)	(51,871)
Borrowings under revolving line of credit	9,755	47,535
Purchase of treasury stock	(2,299)	(738)
Issuance of common stock	1,807	631
Excess tax benefit from stock-based compensation	195	18
Dividends paid	(7,650)	(866)
Net cash used in financing activities	(7,947)	(7,291)
Net increase in cash and cash equivalents	31	74
Cash and cash equivalents at beginning of period	214	205
Cash and cash equivalents at end of period	$245	$279

Supplemental cash flow information:
Income taxes paid, net of refunds received	$461	$1,901
Interest paid, net of interest received	1	144

Noncash financing activity:
Dividends declared but unpaid	-	(386)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 30, 2012 AND JANUARY 1, 2012

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 30, 2012 and the results of its operations and cash flows for the periods presented.  Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions.  Operating results for the three and nine-month periods ended December 30, 2012 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 31, 2013.  For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 1, 2012.

Reclassifications:  The Company has reclassified certain prior year financial information to conform to the amounts presented for the current year.  None of the changes impact the Company’s previously reported financial position or results of operations.

Fiscal Year:  The Company’s fiscal year ends on the Sunday that is nearest to or on March 31.  References herein to “fiscal year 2013” represent the 52-week period ending March 31, 2013 and references herein to “fiscal year 2012” represent the 52-week period ended April 1, 2012.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the consolidated statements of income and cash flows.  Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes.  The Company also has a certain amount of discontinued finished goods which necessitates the establishment of inventory reserves and allocates indirect costs to inventory based on an estimated percentage of the supplier purchase price, each of which is highly subjective.  Actual results could differ from those estimates.

Cash and Cash Equivalents:  The Company considers highly-liquid investments, if any, purchased with original maturities of three months or less to be cash equivalents.

Financial Instruments: For short-term instruments such as cash and cash equivalents, accounts receivable and accounts payable, the Company uses carrying value as a reasonable estimate of fair value.

Segment and Related Information:  The Company operates primarily in one principal segment, which is infant, toddler and juvenile products.  These products consist of crib and toddler bedding, nursery accessories, room décor, infant bibs and related soft goods.  Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three and nine-month periods ended December 30, 2012 and January 1, 2012 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Bedding, blankets and accessories	$14,374	$16,367	$38,967	$44,709
Bibs, bath and disposable products	5,696	5,282	15,838	15,758
Total net sales	$20,070	$21,649	$54,805	$60,467

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts.  These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers.  Royalty expense is included in cost of sales in the accompanying consolidated statements of income and amounted to $4.7 million and $4.5 million for the nine months ended December 30, 2012 and January 1, 2012, respectively.

Advertising Costs:  The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements.  Advertising expense is included in marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $605,000 and $767,000 for the nine-month periods ended December 30, 2012 and January 1, 2012, respectively.

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

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as cooperative advertising and warehouse allowances, placement fees and volume rebates.  These deductions are recorded throughout the year commensurate with sales activity or using the straight-line method, as appropriate.  Funding of the majority of the Company’s allowances occurs on a per-invoice basis.  The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, placement fees, markdowns and warehouse and other allowances.  All such allowances are recorded as direct offsets to sales, and such costs are accrued commensurate with sales activities or as a straight-line amortization charge of an agreed-upon fixed amount, as appropriate to the circumstances for each such arrangement.  When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance.  The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels.  The timing of customer-initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period.  The timing of funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group, Inc.  In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss.  The Company must make estimates of the uncollectibility of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms to evaluate the adequacy of its allowance for doubtful accounts.  The Company’s accounts receivable at December 30, 2012 amounted to $18.8 million, net of allowances of $450,000.  Of this amount, $18.2 million was due from CIT under the factoring agreements and the Company held $234,000 in cash at CIT; such amounts together represented the maximum loss that the Company could incur if CIT failed completely to perform its obligations under its agreements with the Company.  Of the remaining accounts receivable at December 30, 2012 that were not due from CIT under the factoring agreements, $343,000 was secured by letters of credit in respect of the underlying invoices.

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

Patent Costs:  The Company incurs certain legal and related costs in connection with patent applications.  The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or an alternative future use is available to the Company.  The Company also capitalizes legal costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable.  Capitalized patent defense costs are amortized over the remaining expected life of the related patent.  The Company’s assessment of future economic benefit or a successful defense of its patents involves considerable management judgment, and a different conclusion or outcome of litigation could result in a material impairment charge up to the carrying value of these assets.

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

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China.  The prescription period for the Company’s income tax returns varies by jurisdiction; tax returns open to examination or other adjustment by federal or state authorities as of December 30, 2012 were for the fiscal years ended March 28, 2010, April 3, 2011 and April 1, 2012, as well as the fiscal year ended March 29, 2009 for several states.

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

Note 2 – Inventories

Major classes of inventory were as follows (in thousands):

	December 30, 2012	April 1, 2012
Raw Materials	$33	$31
Finished Goods	13,249	11,808
Total inventory	$13,282	$11,839

Note 3 – Financing Arrangements

Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements which expire in July 2013.  Under the terms of the factoring agreements in effect prior to April 2, 2012, CIT would remit payments to the Company on the average due date of each group of invoices assigned.  If a customer failed to pay CIT by the due date, the Company would be charged interest at prime plus 1.0% until payment was received.  The Company incurred interest expense in the amount of $17,000 and $50,000 for the three and nine-month periods ended January 1, 2012, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date.  The factoring agreements were amended effective as of April 2, 2012 to provide for the remittance of customer payments by CIT to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits.  The Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.  Factoring fees, which are included in marketing and administrative expenses in the accompanying condensed consolidated statements of income, were $121,000 and $137,000 for the three-month periods ended December 30, 2012 and January 1, 2012, respectively, and were $313,000 and $340,000 for the nine-month periods ended December 30, 2012 and January 1, 2012, respectively.  There were no advances from the factor at either December 30, 2012 or April 1, 2012.

Credit Facility: The Company’s credit facility as of December 30, 2012 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00% or LIBOR plus 3.00%, maturing on July 11, 2013 and secured by a first lien on all assets of the Company.  As of December 30, 2012, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option.  The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 1%, which was 2.25% at December 30, 2012, on daily cash balances held at CIT.

Under the financing agreement, a fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit.  This unused line fee amounted to $16,000 and $15,000 for the three months ended December 30, 2012 and January 1, 2012, respectively, and $48,000 and $45,000 for the nine months ended December 30, 2012 and January 1, 2012, respectively.  As of December 30, 2012, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $23.0 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, dividends and transactions with affiliates.  The Company was in compliance with these covenants as of December 30, 2012.

Note 4 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill:  The Company reported goodwill of $1.1 million at December 30, 2012 and April 1, 2012.  The Company tests the fair value of the goodwill, if any, within its reporting units annually as of the first day of the Company’s fiscal year.  An additional interim impairment test is performed during the year whenever an event or change in circumstances occurs that suggests that the fair value of the goodwill of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value.  The annual or interim impairment test is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If such qualitative factors so indicate, then the impairment test is continued in a two-step approach.  The first step is the estimation of the fair value of each reporting unit to ensure that its fair value exceeds its carrying value.  If step one indicates that a potential impairment exists, then the second step is performed to measure the amount of an impairment charge, if any.  In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units.  The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation.

The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of April 2, 2012, and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets:  Other intangible assets at December 30, 2012 consisted primarily of the capitalized costs of recent acquisitions, other than tangible assets, goodwill and assumed liabilities.  The carrying amount and accumulated amortization of the Company’s other intangible assets as of December 30, 2012, their estimated useful life, the amortization expense for the three and nine-month periods ended December 30, 2012 and January 1, 2012 and the classification of such amortization expense within the accompanying consolidated financial statements of income are as follows (in thousands):

		Estimated Useful			Amortization Expense
	Carrying	Life		Accumulated	Three-Month Periods Ended		Nine-Month Periods Ended
	Amount	(years)		Amortization	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012

Kimberly Grant Acquisition on December 29, 2006:
Tradename	$466	15		$187	$8	$7	$24	$23
Existing designs	36	1		36	-	-	-	-
Non-compete covenant	98	15		39	1	2	5	5
Total Kimberly Grant Acquisition	600	14	*	262	9	9	29	28

Springs Baby Products Acquisition on November 5, 2007:
Licenses & existing designs	1,655	2		1,655	-	-	-	-
Licenses & future designs	1,847	4		1,847	-	39	-	269
Non-compete covenant	115	4		115	-	3	-	17
Customer relationships	3,781	10		1,953	94	94	283	284
Total Springs Baby Acquisition	7,398	7	*	5,570	94	136	283	570

Neat Solutions Acquisition on July 2, 2009:
Trademarks	892	15		208	14	15	44	45
Designs	33	4		29	2	2	6	6
Non-compete covenant	241	5		168	12	12	36	36
Customer relationships	1,302	16		285	21	20	62	61
Total Neat Solutions Acquisition	2,468	14	*	690	49	49	148	148

Bibsters® Acquistion on May 27, 2010:
Trademarks	629	15		108	11	10	31	31
Patents	553	10		143	14	14	42	42
Customer relationships	328	14		61	6	6	18	18
Total Bibsters® Acquistion	1,510	13	*	312	31	30	91	91
Internally developed intangible assets	742	20		37	10	(2)	23	2
Total other intangible assets	$12,718			$6,871	$193	$222	$574	$839

*	Weighted-Average

Classification within the accompanying consolidated statements of income:
Cost of products sold	$15	$58	$47	$333
Marketing and administrative expenses	178	164	527	506
Total amortization expense	$193	$222	$574	$839

Note 5 – Churchill Property

During the three-months ended July 1, 2007, the operations of Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company, ceased and all employees were terminated.  Since that time, the Company has been actively marketing Churchill’s land and building for sale and had, through April 1, 2012, recorded the Churchill property at fair value, less cost to sell, had classified the property as assets held for sale in the Company’s consolidated balance sheets and had classified the costs to maintain the property as discontinued operations in the consolidated statements of income.

The Company also recorded impairment charges associated with the Churchill property during fiscal years 2009, 2010 and 2011, as the Company made successive determinations that the fair value of the property had fallen below its carrying value.  Although the Company continues to actively market the property for sale and the property remains dormant, accounting guidelines have required the Company, effective as of April 2, 2012, to reclassify the property as held and used in its consolidated balance sheet, to resume periodic depreciation of the carrying value of the property of $275,000 (less an allocation of $23,000 to land) on a straight-line basis over 21 years and to classify the costs to maintain the property within continuing operations in the accompanying condensed consolidated statements of income for the three and nine-month periods ended December 30, 2012 and January 1, 2012.

Note 6 – Stock-based Compensation

The Company has adopted an incentive stock plan (the “Plan”) that is intended to attract and retain directors, officers and employees of the Company and to motivate these individuals to achieve the overall goal of increasing stockholder value.  The Plan was adopted to ensure that the Company has a mechanism for long-term, equity-based incentive compensation for directors, officers and employees.  Awards granted under the Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the Plan.  The Plan is administered by the compensation committee of the Company’s Board of Directors (the “Board”), which selects eligible employees and non-employee directors to participate in the Plan and determines the type, amount, duration and other terms of individual awards.  At December 30, 2012, 508,750 shares of the Company’s common stock were available for future issuance under the Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement.  The Company recorded $242,000 and $530,000 of stock-based compensation expense during the three and nine months ended December 30, 2012, respectively, and recorded $128,000 and $415,000 of stock-based compensation expense during the three and nine months ended January 1, 2012, respectively.  The Company records the compensation expense related to stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals.  No stock-based compensation costs have been capitalized as part of the cost of an asset as of December 30, 2012.

Stock Options: The following table represents stock option activity for the nine-month periods ended December 30, 2012 and January 1, 2012:

	Nine-Month Period Ended December 30, 2012		Nine-Month Period Ended January 1, 2012
	Weighted-Average Exercise Price	Number of Options Outstanding	Weighted-Average Exercise Price	Number of Options Outstanding
Outstanding at Beginning of Period	$3.57	573,000	$3.31	747,000
Granted	5.42	110,000	4.81	100,000
Exercised	3.46	(521,750)	3.20	(196,500)
Forfeited	0.71	(1,250)	-	-
Outstanding at End of Period	5.23	160,000	3.57	650,500
Exercisable at End of Period	-	-	3.26	500,500

The total intrinsic value of the stock options exercised was $443,000 and $1.2 million during the three and nine-month periods ended December 30, 2012, respectively, and was $8,000 and $340,000 during the three and nine-month periods ended January 1, 2012, respectively.  As of December 30, 2012, the intrinsic value of the outstanding stock options was $3,000.

The Company received cash in the amount of $98,000 and $29,000 from the exercise of stock options during the nine months ended December 30, 2012 and January 1, 2012, respectively.  Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise.  The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations.  The Company used cash of $437,000 and $137,000 to remit the required income tax withholding amounts from “cashless” option exercises during the nine months ended December 30, 2012 and January 1, 2012, respectively.  The Company’s net outflow of cash upon the exercise of stock options was $339,000 and $108,000 during the nine months ended December 30, 2012 and January 1, 2012, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value.  The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the nine months ended December 30, 2012 and January 1, 2012, which options vest over a two-year period, assuming continued service.

	Nine-Month Periods Ended
	December 30, 2012	January 1, 2012
Options issued	110,000	100,000
Grant Date	June 13, 2012	June 10, 2011
Dividend yield	5.90%	2.49%
Expected volatility	65.00%	60.00%
Risk free interest rate	0.55%	1.84%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	5.75
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$5.42	$4.81
Fair value	$1.84	$2.16

Although the Company’s historical stock option exercise experience provided a reasonable basis upon which to estimate the expected term for the stock options granted during the nine-month period ended December 30, 2012, that was not the case for the stock options granted during the nine-month period ended January 1, 2012.  In that period, the Company elected to use the simplified method to estimate the expected term of the stock options granted, as allowed by SEC Staff Accounting Bulletin No. 107 and the continued acceptance of the simplified method indicated in SEC Staff Accounting Bulletin No. 110.

For the three and nine-month periods ended December 30, 2012, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period			Nine-Month Period
Options Granted in Fiscal Year	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense
2011	$-	$-	$-	$14	$13	$27
2012	12	12	24	41	41	82
2013	11	13	24	24	28	52

Total stock option compensation	$23	$25	$48	$79	$82	$161

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

As of December 30, 2012, total unrecognized stock option compensation expense amounted to $203,000, which will be recognized as the underlying stock options vest over a weighted-average period of 9.5 months.  The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock:  The Board granted 42,000 shares of non-vested stock with a fair value of $5.62 per share to the Company’s non-employee directors during the three-month period ended September 30, 2012 and granted 30,000 shares of non-vested stock to the Company’s non-employee directors during each of the three-month periods ended October 2, 2011, September 26, 2010 and September 27, 2009, with a weighted-average fair value per share of $4.44, $4.36 and $3.02, respectively.  These shares vest over a two-year period, assuming continued service. The fair value of the shares was determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of the grant.

During the three-month period ended June 27, 2010, the Board awarded 345,000 shares of non-vested stock in a series of three grants to each of certain employees.  Pursuant to its terms, each such grant will vest if both (i) the closing price per share of the Company’s common stock is at or above target levels of $5.00, $6.00 and $7.00, respectively, for any ten trading days out of any period of thirty consecutive trading days and (ii) the respective employee remains employed through July 29, 2015.  The Company, with the assistance of an independent third party, determined that the aggregate grant date fair value of the employee awards amounted to $1.2 million.

On November 30, 2012, the Board approved an amendment to the grant subject to the $5.00 per share closing price condition that had been awarded to E. Randall Chestnut, Chairman, Chief Executive Officer and President of the Company.  With the closing price condition having been met for this award, the grant was amended to provide for the immediate vesting of 62,000 of the 75,000 shares awarded in order to preserve the deductibility of the associated compensation expense by the Company for income tax purposes.  As a result of the acceleration of the vesting, the Company recognized the remaining compensation expense associated with the 62,000 shares vested of $99,000 during the three and nine-month periods ended December 30, 2012, which amount would otherwise have been recognized by the Company ratably through July 29, 2015.  To satisfy the income tax withholding obligations that arose from the vesting of the shares, Mr. Chestnut surrendered 26,319 shares to the Company, and the Company paid $153,000 to the appropriate taxing authorities on his behalf.

For the three and nine-month periods ended December 30, 2012, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period			Nine-Month Period
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense	Employees	Non-employee Directors	Total Expense
2011	$148	$-	$148	$252	$18	$270
2012	-	17	17	-	50	50
2013	-	29	29	-	49	49

Total stock grant compensation	$148	$46	$194	$252	$117	$369

For the three and nine-month periods ended January 1, 2012, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period			Nine-Month Period
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense	Employees	Non-employee Directors	Total Expense
2010	$-	$-	$-	$-	$11	$11
2011	52	13	65	156	44	200
2012	-	17	17	-	28	28

Total stock grant compensation	$52	$30	$82	$156	$83	$239

As of December 30, 2012, total unrecognized compensation expense related to the Company’s non-vested stock grants was $668,000, which will be recognized over the respective vesting terms associated with each block of grants as indicated above, such grants having an aggregate weighted-average vesting term of 2.2 years.  The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.

Note 7 – Contingencies

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and Crown Crafts Infant Products, Inc. (“CCIP”), a wholly-owned subsidiary of the Company, on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.  The Company and CCIP filed a motion for summary judgment of non-infringement on May 14, 2012.  On July 25, 2012, the Court entered an order denying that motion without prejudice to refiling it at the close of discovery.  In doing so, the Court did not rule on the merits of the Company’s motion, but instead determined that further discovery was required before a motion for summary judgment could be decided.  Discovery accordingly was resumed and remained ongoing as of December 30, 2012.

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

Note 8 – Subsequent Events

The Company has evaluated events that have occurred between December 30, 2012 and the date that the accompanying financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three and nine-month periods ended December 30, 2012 and January 1, 2012 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 30, 2012	January 1, 2012	Change	Change	December 30, 2012	January 1, 2012	Change	Change
Net sales by category
Bedding, blankets and accessories	$14,374	$16,367	$(1,993)	-12.2%	$38,967	$44,709	$(5,742)	-12.8%
Bibs, bath and disposable products	5,696	5,282	414	7.8%	15,838	15,758	80	0.5%
Total net sales	20,070	21,649	(1,579)	-7.3%	54,805	60,467	(5,662)	-9.4%
Cost of products sold	14,788	16,405	(1,617)	-9.9%	41,184	46,699	(5,515)	-11.8%
Gross profit	5,282	5,244	38	0.7%	13,621	13,768	(147)	-1.1%
% of net sales	26.3%	24.2%			24.9%	22.8%
Marketing and administrative expenses	2,779	2,700	79	2.9%	8,538	8,507	31	0.4%
% of net sales	13.8%	12.5%			15.6%	14.1%
Interest expense	17	43	(26)	-60.5%	54	191	(137)	-71.7%
Other income	45	3	42	1400.0%	77	13	64	492.3%
Income tax expense	927	956	(29)	-3.0%	1,850	1,938	(88)	-4.5%
Net income	1,604	1,548	56	3.6%	3,256	3,145	111	3.5%
% of net sales	8.0%	7.2%			5.9%	5.2%

Net Sales: Sales of $20.1 million were lower for the three-month period ended December 30, 2012 compared with the same period in the prior year, having decreased 7.3%, or $1.6 million.  For the nine-month period ended December 30, 2012, sales decreased 9.4%, or $5.7 million, to $54.8 million as compared with the prior year.  Nearly half of the sales decrease was due to the transitioning away in the prior year from an unprofitable private label bedding program.  Sales were also affected by the continued sluggishness in the economy, which has prompted many of the Company’s retail customers to maintain a tight control over their inventories.

Gross Profit: When compared with the prior year, gross profit increased in amount by $38,000, or 0.7%, for the three months ended December 30, 2012, and decreased by $147,000, or 1.1%, for the nine months ended December 30, 2012.  Gross profit increased as a percentage of net sales, from 24.2% to 26.3% for the three-month period of the current year compared with the prior year period, and increased from 22.8% to 24.9% for the nine-month periods.  The increase in the gross profit percentage can be attributed to lower production costs resulting from the redesign, commenced in the prior year, of several product lines to reduce the Company’s dependence on cotton, the cost of which reached record-setting levels in the prior year.  The discontinuance of the unprofitable private label bedding program mentioned above also contributed to the higher gross margin percentage in the current year.

Marketing and Administrative Expenses:  Marketing and administrative expenses for the three and nine-month periods of the current year remained stable compared with the same periods of the prior year.

Interest Expense and Income:  Interest expense decreased by $26,000 and $137,000 for the three and nine-month periods, respectively, of fiscal year 2013 compared with the same periods in fiscal year 2012 due to lower balances on the Company’s credit facility.  Also, the Company and CIT amended the Company’s financing agreement effective as of April 2, 2012 to provide for the payment by CIT to the Company of interest on daily cash balances held at CIT at the rate of prime minus 1%, which was 2.25% during the nine-month period of the current year.  The Company earned $30,000 and $61,000 for the three and nine-month periods of the current year in interest income on its daily cash balances held at CIT, compared with earning no interest income in the prior year.

Income Tax Expense:  The Company’s provision for income taxes is based upon an estimated annual effective tax rate of 36.2% for fiscal year 2013, compared with 38.1% for fiscal year 2012.  The decrease in the estimated annual effective tax rate in the current year is related to an increase in the current year in the amount of certain expenses that are deductible for tax purposes but not for book purposes, as well as an increase in projected state Enterprise Zone wage credits.  Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2013, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income, the amount of certain expenses that are not deductible for tax purposes and the amount of certain tax credits.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $7.7 million to $8.6 million, for the nine-month period ended December 30, 2012 compared with the nine-month period ended January 1, 2012.  In the current year, the Company experienced a greater increase in accrued liabilities and a lesser increase in inventories and prepaid expenses, which was offset by a lesser increase in accounts payable and a lesser decrease in accounts receivable.

Net cash used in investing activities increased to $611,000 in the current year compared with $285,000 in the prior year.  The increase in the current year was primarily related to the capitalized costs of internally-developed intangible assets.

Net cash used in financing activities increased from $7.3 million to $7.9 million for the nine-month period of the current year as compared with the same period of the prior year.  Cash used for the payment of dividends was $6.8 million higher in the current year, primarily associated with the payment of a special cash dividend during the current year of $0.50 per share, which was offset by $6.3 million used in the prior year for net repayments on the Company’s revolving line of credit and the Company’s final payments on subordinated notes payable.

At December 30, 2012, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $23.0 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control.  Although the Company's revolving line of credit under the financing agreement with CIT will expire on July 11, 2013, the Company believes that it will be able to secure financing adequate to meet its liquidity needs prior to that date.  Based upon the current level of operations, the Company believes that its cash flow from operations and its availability from the eexisting and a future revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements which expire in July 2013.  CIT approves customer accounts and credit lines and collects the Company’s accounts receivable balances.  CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits.  The Company bears the responsibility for adjustments related to returns, allowances, claims and discounts.  CIT may at any time terminate or limit its approval of shipments to a particular customer.  If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or cease shipments to such customer.  Under the terms of the factoring agreements in effect prior to April 2, 2012, CIT would remit payments to the Company on the average due date of each group of invoices assigned.  If a customer failed to pay CIT by the due date, the Company would be charged interest at prime plus 1.0% until payment was received.  The Company incurred interest expense in the amount of $17,000 and $50,000 for the three and nine-month periods ended January 1, 2012, respectively, as a result of the failure of the Company’s customers to pay CIT by the due date.  The factoring agreements were amended effective as of April 2, 2012 to provide for the remittance of customer payments by CIT to the Company as such payments are received by CIT.

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

During the three-month period ended December 30, 2012, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As reported in the Company’s annual report on Form 10-K for the fiscal year ended April 1, 2012, BreathableBaby filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.  The Company and CCIP filed a motion for summary judgment of non-infringement on May 14, 2012.  On July 25, 2012, the Court entered an order denying that motion without prejudice to refiling it at the close of discovery.  In doing so, the Court did not rule on the merits of the Company’s motion, but instead determined that further discovery was required before a motion for summary judgment could be decided.  Discovery has accordingly been resumed and was ongoing as of January 31, 2013.

For further information related to the foregoing legal proceedings, refer to Item 3 of Part I of the Company’s annual report on Form 10-K for the fiscal year ended April 1, 2012 and Item 1 of Part II of the Company’s quarterly reports on Form 10-Q for the fiscal quarters ended July 1, 2012 and September 30, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended December 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2012 through November 4, 2012	0	$0	0	$0
November 5, 2012 through December 2, 2012	184,229	$5.86	0	$0
December 3, 2012 through December 30, 2012	17,500	$5.90	0	$0
Total	201,729	$5.87	0	$0

(1)
The shares purchased from October 2, 2012 through December 30, 2012 consist of shares of common stock surrendered to the Company to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the income tax withholding obligations relating to the vesting of non-vested stock.

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

101
The following information from the Registrant’s Form 10-Q for the quarterly period ended December 30, 2012, formatted as interactive data files in XBRL (eXtensible Business Reporting Language) (2):
(i)    Unaudited Condensed Consolidated Statements of Income;
(ii)   Unaudited Condensed Consolidated Balance Sheets;
(iii)  Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity;
(iv)  Unaudited Condensed Consolidated Statements of Cash Flows; and
(v)   Notes to Unaudited Condensed Consolidated Financial Statements.

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

CROWN CRAFTS, INC.

Date: February 13, 2013	/s/ Olivia W. Elliott
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

101
The following information from the Registrant’s Form 10-Q for the quarterly period ended December 30, 2012, formatted as interactive data files in XBRL (eXtensible Business Reporting Language) (2):
(i)    Unaudited Condensed Consolidated Statements of Income;
(ii)   Unaudited Condensed Consolidated Balance Sheets;
(iii)  Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity;
(iv)  Unaudited Condensed Consolidated Statements of Cash Flows; and
(v)   Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Filed herewith.

(2)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not to be filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.