Form 10-K
period 2013-03-31
CROWN CRAFTS INC
filed 2013-06-19
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 28, 2012 (the last business day of the Company’s most recently completed second fiscal quarter) was $34.0 million.

As of May 31, 2013, 9,828,019 shares of the Company’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

PART I

ITEM 1. Business

Description of Business

Crown Crafts, Inc. (the “Company”) operates indirectly through its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc., in the infant and toddler products segment within the consumer products industry. The infant and toddler segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2013” or “2013” and “fiscal year 2012” or “2012” represent the 52-week periods ended March 31, 2013 and April 1, 2012, respectively.

Products

The Company's primary focus is on infant, toddler and juvenile products, including the following:

●	crib and toddler bedding
●	blankets
●	nursery accessories
●	room décor
●	nap mats
●	disposable and reusable bibs and floor mats
●	burp cloths
●	hooded bath towels and washcloths
●	disposable placemats, cup labels, toilet seat covers and changing mats
●	pet beds and blankets
●	other infant, toddler and juvenile soft goods

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

Product Sourcing

The Company's products are produced by foreign and domestic manufacturers, with the largest concentration being in China. The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of ocean freight and duties. Although the Company maintains relationships with a limited number of suppliers, the Company believes that its products may be readily manufactured by several alternative sources in quantities sufficient to meet the Company's requirements. The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor and audit product quality and to ensure compliance with labor requirements and social and environmental standards. In addition, the Company closely monitors the currency exchange rate. The impact of future fluctuations in the exchange rate or changes in safeguards cannot be predicted with certainty at this time.

The Company maintains a foreign representative office located in Shanghai, China, which is responsible for the coordination of production, purchases and shipments, seeking out new vendors and overseeing inspections for social compliance and quality.

The Company’s products are warehoused and distributed from a facility located in Compton, California.

Product Design and Styling

The Company believes that its creative team is one of its key strengths. The Company’s product designs are both created internally and obtained from numerous additional sources, including independent artists, decorative fabric manufacturers and apparel designers. Ideas for product design creations are drawn from various sources and are reviewed and modified by the design staff to ensure consistency within the Company’s existing product offerings and the themes and images associated with such existing products. In order to respond effectively to changing consumer preferences, the Company’s designers and stylists attempt to stay abreast of emerging lifestyle trends in color, fashion and design. When designing products under the Company’s various licensed brands, the Company’s designers coordinate their efforts with the licensors’ design teams to provide for a more fluid design approval process and to effectively incorporate the image of the licensed brand into the product. The Company’s designs include traditional, contemporary, textured and whimsical patterns across a broad spectrum of retail price points. Utilizing state of the art computer technology, the Company continually develops new designs throughout the year for all of its product groups. This continual development cycle affords the Company design flexibility, multiple opportunities to present new products to customers and the ability to provide timely responses to customer demands and changing market trends. The Company also creates designs for exclusive sale by certain of its customers under the Company’s brands, as well as the customers’ private label brands.

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

Customers

The Company's customers consist principally of mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2013 and 2012.

	Fiscal Year
	2013	2012

Wal-Mart Stores, Inc.	38%	34%
Toys R Us	17%	22%
Target Corporation	10%	12%

Seasonality and Inventory Management

There are no significant variations in the seasonal demand for the Company’s products from year to year. Sales are generally higher in periods when customers take initial shipments of new products, as these orders typically include enough products for initial sets for each store and additional quantities for the customer’s distribution centers. The timing of these initial shipments varies by customer and depends on when the customer finalizes store layouts for the upcoming year and whether the customer has any mid-year introductions of products. Sales may also be higher or lower, as the case may be, in periods when customers are restricting internal inventory levels. Consistent with the expected introduction of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers. Customer returns of merchandise shipped are historically less than 1% of gross sales.

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, primarily NoJo® and Neat Solutions®, accounted for 28% and 26% of the Company’s total gross sales during fiscal years 2013 and 2012, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

Employees

At May 31, 2013, the Company had approximately 145 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

International Sales

Sales to customers in countries other than the United States represented 2% of the Company’s gross sales in each of fiscal years 2013 and 2012. International sales are based upon the location that predominately represents the final destination of the products delivered to the Company’s customers.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 55% of the Company’s gross sales in fiscal year 2013, which included 38% of sales under the Company's license agreements with affiliated companies of The Walt Disney Company (“Disney”). The table below sets forth the Company’s license agreements with Disney as of May 31, 2013.

License Agreement	Expiration

Infant Bedding and Décor	December 31, 2015
Toddler Bedding	December 31, 2013
Disposable Products	December 31, 2013

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

The Company’s top three customers represented approximately 65% of gross sales in fiscal year 2013. Although the Company does not enter into contracts with its key customers, it expects them to continue to be a significant portion of its gross sales in the future. The loss of one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

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

Sales of licensed products represented 55% of the Company’s gross sales in fiscal year 2013, which included 38% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses.

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

Economic conditions could result in an increase in the amounts paid for the Company’s products.

Significant increases in the price of raw materials that are components of the Company’s products, including cotton, oil and labor, could adversely affect the amounts that the Company must pay its suppliers for its finished goods. If the Company is unable to pass these cost increases along to its customers, its profitability could be adversely affected.

Currency exchange rate fluctuations and other supplier-related risks could increase the Company’s expenses.

The Company’s products are manufactured by foreign contract manufacturers, with the largest concentration being in China. Difficulties encountered by these suppliers, such as fire, accident, natural disasters, outbreaks of contagious diseases or economic and political instability, could halt or disrupt production of the Company’s products. Also, restrictive actions by foreign governments, a strengthening of the Chinese currency versus the U.S. dollar or changes in import duties or import or export restrictions could increase the prices at which the Company purchases finished goods. If the Company is unable to pass these cost increases along to its customers, its profitability could be adversely affected.

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

The Company’s ability to make required payments of principal and interest on its debts, to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. The breach of any of these covenants could result in a default under the Company’s credit facility. Upon the occurrence of an event of default, the Company’s lender could make an immediate demand of the amount outstanding under the credit facility. If a default was to occur and such a demand was to be made, there can be no assurance that the Company’s assets would be sufficient to repay the indebtedness in full.

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

A stockholder could lose all or a portion of his or her investment in the Company.

The Company’s common stock has historically experienced a degree of price variability, and the price could be subject to rapid and substantial fluctuations. The Company’s common stock has also historically been thinly traded, a circumstance that exists when there is a relatively small volume of buy and sell orders for the Company’s common stock at any given point in time. In such situations, a stockholder may be unable to liquidate his or her position in the Company’s common stock at the desired price. Also, as an equity investment, a stockholder’s investment in the Company is subordinate to the interests of the Company’s creditors, and a stockholder could lose all or a substantial portion of his or her investment in the Company in the event of a voluntary or involuntary bankruptcy filing or liquidation.

ITEM 2. Properties

The Company's headquarters are located in Gonzales, Louisiana. The Company rents 17,761 square feet at this location under a lease that expires January 31, 2015. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The Company's business is somewhat seasonal so that during certain times of the year these facilities are fully utilized, while at other times of the year the Company has excess capacity in these facilities. The table below sets forth certain information regarding the Company's principal real property as of May 31, 2013:

Location	Use	Approximate Square Feet	Owned/ Leased
Gonzales, Louisiana	Administrative and sales office	17,761	Leased
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Los Angeles County, California	Unused – currently being sub-leased	55,104	Leased
Rogers, Arkansas	Sales office	1,625	Leased
Shanghai, People’s Republic of China	Office	1,550	Leased

ITEM 3. Legal Proceedings

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims. The Company and CCIP filed a motion for summary judgment of non-infringement on May 14, 2012. On July 25, 2012, the Court entered an order denying that motion without prejudice to refiling it at the close of discovery. In doing so, the Court did not rule on the merits of the Company’s motion, but instead determined that further discovery was required before a motion for summary judgment could be decided. Discovery accordingly was resumed and remained ongoing as of May 31, 2013.

On March 27, 2013, an alleged California purchaser of a CCIP bedding set filed a complaint against the Company and CCIP in the Superior Court for the County of Riverside, California, purportedly on behalf of herself and similarly situated California consumers. The complaint generally alleges that CCIP’s crib bumper products put children at risk of suffocation or crib death and that the Company and CCIP concealed and failed to disclose these purported risks through allegedly false and misleading advertising and product packaging. The complaint does not allege that any child has actually been harmed by these products. The complaint alleges violations of various consumer protection laws in California. The purported class is defined in the complaint as “All California consumers who, within the applicable statute of limitations, purchased a Crown Craft [sic] crib bumper, either alone or as part of a bedding set.” The complaint seeks damages for the purported class in an unspecified amount, injunctive relief, restitution and disgorgement of all monies acquired by the Company and CCIP by means of any act or practice the Court finds to be unlawful, a Court-ordered corrective advertising campaign, and an award of plaintiffs’ attorneys fees and costs. On April 29, 2013, the Company and CCIP removed the case to the United States District Court for the Central District of California. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.

PART II

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company is authorized to issue up to 40,000,000 shares of capital stock, all of which are classified as common stock with a par value of $0.01 per share. On May 31, 2013, there were 11,696,022 shares of the Company’s common stock issued, 9,828,019 of which were outstanding.

Market Information and Price

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “CRWS”. On May 31, 2013, the closing stock price of the Company’s common stock was $5.95 per share. The table below sets forth the high and low closing price per share of the Company's common stock and the cash dividends per share declared on the Company’s common stock during each quarter of fiscal years 2013 and 2012.

Quarter	High	Low	Cash Dividends Declared
Fiscal Year 2013
First Quarter	$5.67	$5.22	$-0-
Second Quarter	6.42	5.25	0.08
Third Quarter	6.31	4.87	0.58
Fourth Quarter	6.22	4.90	0.08

Fiscal Year 2012
First Quarter	$5.00	$4.60	$0.03
Second Quarter	4.93	3.51	0.03
Third Quarter	3.80	3.28	0.04
Fourth Quarter	5.35	3.52	0.12

Holders of Common Stock

As of May 31, 2013, there were approximately 200 registered holders of the Company’s common stock.

Dividends

The Company’s credit facility permits the Company to pay cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

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

Results of Operations

The following table contains results of operations for fiscal years 2013 and 2012 and the dollar and percentage changes for those periods (in thousands, except percentages).

	2013	2012	Change	Change
Net sales by category
Bedding, blankets and accessories	$55,677	$63,832	$(8,155)	-12.8%
Bibs, bath and disposable products	22,739	21,474	1,265	5.9%
Total net sales	78,416	85,306	(6,890)	-8.1%
Cost of products sold	58,649	65,763	(7,114)	-10.8%
Gross profit	19,767	19,543	224	1.1%
% of net sales	25.2%	22.9%
Marketing and administrative expenses	11,674	11,411	263	2.3%
% of net sales	14.9%	13.4%
Interest expense	81	229	(148)	-64.6%
Other income	6	16	(10)	-62.5%
Income tax expense	2,907	2,880	27	0.9%
Net income	5,111	5,039	72	1.4%
% of net sales	6.5%	5.9%

Net Sales: Sales of $78.4 million for 2013 were lower than 2012, having decreased 8.1%, or $6.9 million. The majority of the sales decrease was due to the transitioning away from an unprofitable private label bedding program in fiscal year 2012 and the shift of a modular program’s shipment for a major customer from the first quarter of fiscal year 2013 into the fourth quarter of fiscal year 2012. Sales were also affected by the continued sluggishness in the economy, which has prompted many of the Company’s customers to maintain a tight control over their inventories.

Gross Profit: In spite of the decrease in sales from fiscal year 2012 to 2013, gross profit increased in amount by $224,000 and increased as a percentage of net sales from 22.9% to 25.2%. The increase as a percentage of net sales can be attributed to lower production costs resulting from the redesign of several product lines to reduce the Company’s dependence on cotton, the cost of which had reached record-setting levels in fiscal year 2012. The discontinuance of an unprofitable private label bedding program mentioned above also contributed to higher margins and countered the decline in sales. The Company’s gross profit for fiscal year 2013 was also positively impacted by the decline in amortization costs related to the Company’s acquisition of the baby products line of Springs Global US on November 5, 2007, which were $286,000 lower than in fiscal year 2012.

Marketing and Administrative Expenses:     Marketing and administrative expenses for fiscal year 2013 increased in amount and as a percentage of net sales as compared with fiscal year 2012 primarily due to an increase of $706,000 in overall compensation costs, which was offset by a decrease of $241,000 in advertising costs.

Interest Expense and Income: Interest expense decreased by $148,000 in fiscal year 2013 as compared to fiscal year 2012 due to lower balances on the Company’s credit facility. Also, the Company and its lender, CIT Group/Commercial Services, Inc. (“CIT”), amended the Company’s financing agreement effective as of April 2, 2012 to provide for the payment by CIT to the Company of interest on daily cash balances held at CIT at the rate of prime minus 1%, which was 2.25% during fiscal year 2013. The Company earned $61,000 during fiscal year 2013 in interest income on its daily cash balances held at CIT, compared with earning no interest income during fiscal year 2012.

Income Tax Expense: The Company’s provision for income taxes on continuing operations decreased slightly to 36.3% during fiscal year 2013 from 36.4% in fiscal year 2012. The decline in the effective tax rate is primarily due to an increase in the current year in the amount of certain expenses that are deductible for tax purposes but not book purposes.

Inflation: The Company has endeavored to increase its prices to offset inflationary increases in its raw materials and other costs, but there can be no assurance that the Company will be successful in maintaining such price increases or in effecting such price increases in a manner that will provide a timely match to the cost increases.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top three customers, which represented approximately 65% of the Company’s gross sales in fiscal year 2013. A significant downturn experienced by any or all of these customers could lead to pressure on the Company’s revenues. At times, the Company has also faced higher raw material costs, primarily cotton, as well as increases in labor, transportation and currency costs associated with the Company’s sourcing activities in China. Increases in these costs could adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases, or if the Company cannot further reduce its dependence on cotton. For additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, see “Risk Factors” in Item 1A.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities increased from $8.3 million for the fiscal year ended April 1, 2012 to $9.1 million for the fiscal year ended March 31, 2013. In the current year, the Company experienced a greater increase in accrued liabilities, a lesser decrease in prepaid expenses and a lesser decrease in accounts receivable, which was offset by a greater reduction in inventory balances.

Net cash used in investing activities was $1.1 million in fiscal year 2013 compared with $561,000 in the prior year. Cash used in investing activities in the current year was primarily associated with capitalized costs of the Company’s internally developed intangible assets.

Net cash used in financing activities increased from $7.7 million to $7.9 million in the current year as compared with the prior year. Cash used for the payment of dividends was $6.4 higher in the current year, primarily associated with the payment of a special cash dividend during the current year of $0.50 per share. Cash used in the prior year consisted primarily of $6.3 million for net repayments on the Company’s revolving line of credit and the Company’s final payments on subordinated notes payable.

From April 2, 2012 to March 31, 2013, the Company used the bulk of its net cash provided by operating activities for the payment of dividends, including a special cash dividend paid during the current year of $0.50 per share.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at March 31, 2013 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00% or LIBOR plus 3.00%. The financing agreement matures on July 11, 2013 and is secured by a first lien on all assets of the Company. As of March 31, 2013, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 1.00%, which was 2.25% at March 31, 2013, on daily negative balances held at CIT.

Under the financing agreement, a monthly fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $64,000 and $61,000 during fiscal years 2013 and 2012, respectively. At March 31, 2013, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $24.3 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement was amended on May 21, 2013 to extend its maturity date to July 11, 2016 and to provide for certain other modifications, including, effective as of July 11, 2013, (i) a reduction of the interest rates on the revolving line of credit to prime minus 0.50% or LIBOR plus 2.00%, (ii) a reduction of the Commitment Fee to 0.125% of the average unused portion of the revolving line of credit and (iii) a reduction of the interest rate on daily cash balances held at CIT to prime minus 2.00%.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of March 31, 2013.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements in effect prior to April 1, 2012, CIT remitted payments to the Company on the average due date of each group of invoices assigned. If a customer failed to pay CIT by the due date, the Company was charged interest at prime plus 1.0%, which was 4.25% at April 1, 2012, until payment was received. The Company incurred interest expense of $67,000 in the year ended April 1, 2012 as a result of the failure of the Company’s customers to pay CIT by the due date. The factoring agreements were amended effective as of April 2, 2012 to provide for the remittance of customer payments by CIT to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, the Company would either assume the credit risks for shipments to the customer after the date of such termination or limitation or cease shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $455,000 and $469,000 during fiscal years 2013 and 2012, respectively. There were no advances from the factor at either March 31, 2013 or April 1, 2012.

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”), the Securities Act, the Exchange Act and the regulations thereunder as administered by the SEC. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

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

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances. Such amount is presented as a current asset in the Company's consolidated balance sheets and is a direct determinant of cost of goods sold in the consolidated statements of income and, therefore, has a significant impact on the amount of net income reported in the accounting periods. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs to design, develop, source and store the product until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.

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

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as cooperative advertising and warehouse allowances, placement fees and volume rebates. These deductions are recorded throughout the year commensurate with sales activity or using the straight-line method, as appropriate. Funding of the majority of the Company’s allowances occurs on a per-invoice basis. The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed-upon cooperative advertising support, placement fees, markdowns and warehouse and other allowances. All such allowances are recorded as direct offsets to sales, and such costs are accrued commensurate with sales activities or as a straight-line amortization charge of an agreed-upon fixed amount, as appropriate to the circumstances for each arrangement. When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of the customer-initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests should have a minimal impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of sales and amounted to $6.8 million and $6.9 million for fiscal years 2013 and 2012, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes that are based on the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed. The Company's provision for income taxes on continuing operations is based on effective tax rates of 36.3% and 36.4% in fiscal years 2013 and 2012, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates.

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

Patent Costs: The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company also capitalizes legal costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of future economic benefit or a successful defense of its patents involves considerable management judgment, and a different conclusion or outcome of litigation could result in a material impairment charge up to the carrying value of these assets.

ITEM 8. Financial Statements and Supplementary Data

See pages 17 and F-1 through F-17 hereof.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fourth fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information with respect to the Company's directors and executive officers will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2013 (the "Proxy Statement") under the captions "Proposal 1 – Election of Directors" and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Board Committees and Meetings” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of March 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2006 Omnibus Incentive Plan	145,000	$5.23	523,750

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

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of March 31, 2013 and April 1, 2012
- Consolidated Statements of Income for the Fiscal Years Ended March 31, 2013 and April 1, 2012
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended March 31, 2013 and April 1, 2012
- Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2013 and April 1, 2012
- Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule

The following financial statement schedule of the Company is filed with this report:

Schedule II — Valuation and Qualifying Accounts	Page 17

All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Expenses	Deductions(1)	Balance at End of Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended April 1, 2012
Allowance for customer deductions	$1,395	$7,882	$8,215	$1,062

Year Ended March 31, 2013
Allowance for customer deductions	$1,062	$3,832	$4,545	$349

(1)

Deductions from the allowance for customer deductions for the fiscal year ended April 1, 2012 included volume rebates from one of the Company’s largest customers. For the fiscal year ended March 31, 2013, the volume rebates for this customer were taken as a reduction from each invoice, rather than as a periodic charge back from the customer as a deduction from the allowance for customer deductions.

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (13)
3.3	—	Amended and Restated Bylaws of the Company. (12)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company. (2)
4.2	—	Instruments defining the rights of security holders are contained in the Amended and Restated Bylaws of the Company. (12)
4.3	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 14, 2012). (16)
4.4	—	Form of Incentive Stock Option Agreement. (5)
4.5	—	Form of Non-Qualified Stock Option Agreement (Employees). (5)
4.6	—	Form of Non-Qualified Stock Option Agreement (Directors). (5)
4.7	—	Form of Restricted Stock Grant Agreement (Form A). (5)
4.8	—	Form of Restricted Stock Grant Agreement (Form B). (5)
10.1	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut. (1)
10.2	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut. (3)
10.3	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman. (3)
10.4	—	Financing Agreement dated as of July11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.5	—	Stock Pledge Agreement dated as of July11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.6	—

First Amendment to Financing Agreement dated as of November 5, 2007 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (6)

10.7	—	Employment Agreement dated November 6, 2008 by and between the Company and Olivia W. Elliott (7)
10.8	—	First Amendment to Employment Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut. (8)
10.9	—	First Amendment to Amended and Restated Severance Protection Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut. (8)
10.10	—	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Nanci Freeman. (8)
10.11	—

Third Amendment to Financing Agreement dated as of July 2, 2009 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (9)

10.12	—

Sixth Amendment to Financing Agreement dated as of March 5, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (10)

10.13	—

Seventh Amendment to Financing Agreement dated as of May 27, 2010 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (11)

10.14	—

Eighth Amendment to Financing Agreement dated as of March 26, 2012 by and among Crown Crafts, Inc., Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (14)

10.15	—	Second Amendment to Amended and Restated Employment Agreement dated March 26, 2012 by and between the Company and Nanci Freeman. (15)
10.16	—	Ninth Amendment to Financing Agreement dated May 21, 2013 by and among Crown Crafts, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (17)
14.1	—	Code of Ethics. (3)
21.1	—	Subsidiaries of the Company. (18)
23.1	—	Consent of KPMG LLP. (18)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (18)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (18)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (18)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (18)

101	—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted as interactive data files in XBRL (eXtensible Business Reporting Language). (19):

(i)   Consolidated Statements of Income;

(ii)  Consolidated Balance Sheets;

(iii) Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Consolidated Statements of Cash Flows; and

(v)  Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.
(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(5)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2011.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(15)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 30, 2012.
(16)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(18)	Filed herewith.
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

By:   /s/ E. Randall Chestnut

E. Randall Chestnut

Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut	Chairman of the Board, President and Chief Executive Officer (Principal Executive	June 13, 2013
E. Randall Chestnut	Officer)

/s/ Jon C. Biro	Director	June 13, 2013
Jon C. Biro

/s/ Melvin L. Keating	Director	June 13, 2013
Melvin L. Keating

/s/ Sidney Kirschner	Director	June 13, 2013
Sidney Kirschner

/s/ Zenon S. Nie	Director	June 13, 2013
Zenon S. Nie

/s/ Donald Ratajczak	Director	June 13, 2013
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 13, 2013
Patricia Stensrud

/s/ Olivia W. Elliott	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting	June 13, 2013
Olivia W. Elliott	Officer)

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Crown Crafts, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of March 31, 2013 and April 1, 2012, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 31, 2013 and April 1, 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baton Rouge, Louisiana

June 19, 2013

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND APRIL 1, 2012

	March 31, 2013	April 1, 2012
	(amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$340	$214
Accounts receivable (net of allowances of $349 at March 31, 2013 and $1,062 at April 1, 2012):
Due from factor	21,431	19,441
Other	293	882
Inventories	10,930	11,839
Prepaid expenses	2,073	2,427
Deferred income taxes	160	-
Assets held for sale	-	275
Total current assets	35,227	35,078
Property, plant and equipment - at cost:
Vehicles	193	187
Land, buildings and leasehold improvements	216	217
Machinery and equipment	2,656	2,351
Furniture and fixtures	743	747
Property, plant and equipment - gross	3,808	3,502
Less accumulated depreciation	3,070	2,988
Property, plant and equipment - net	738	514
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	7,643	6,858
Finite-lived intangible assets - gross	13,054	12,269
Less accumulated amortization	7,064	6,297
Finite-lived intangible assets - net	5,990	5,972
Goodwill	1,126	1,126
Deferred income taxes	1,005	1,864
Other	77	107
Total Assets	$44,163	$44,661

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,376	$6,092
Accrued wages and benefits	1,375	896
Accrued royalties	971	1,337
Dividends payable	786	1,160
Income taxes currently payable	710	105
Other accrued liabilities	133	228
Deferred income taxes	-	127
Total current liabilities	11,351	9,945

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at March 31, 2013 and April 1, 2012; Issued 11,696,022 shares at March 31, 2013 and 11,132,272 shares at April 1, 2012	117	111
Additional paid-in capital	46,219	43,664
Treasury stock - at cost - 1,868,003 shares at March 31, 2013 and 1,465,780 shares at April 1, 2012	(7,690)	(5,391)
Accumulated deficit	(5,834)	(3,668)
Total shareholders' equity	32,812	34,716
Total Liabilities and Shareholders' Equity	$44,163	$44,661

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED MARCH 31, 2013 AND APRIL 1, 2012

(amounts in thousands, except per share amounts)

	2013	2012
Net sales	$78,416	$85,306
Cost of products sold	58,649	65,763
Gross profit	19,767	19,543
Marketing and administrative expenses	11,674	11,411
Income from operations	8,093	8,132
Other income (expense):
Interest and amortization of debt discount and expense	(81)	(229)
Interest income	61	-
(Loss) gain on sale of property, plant and equipment	(84)	4
Other - net	29	12
Income before income tax expense	8,018	7,919
Income tax expense	2,907	2,880
Net income	$5,111	$5,039

Weighted average shares outstanding:
Basic	9,786	9,645
Effect of dilutive securities	-	102
Diluted	9,786	9,747

Earnings per share:
Basic	$0.52	$0.52

Diluted	$0.52	$0.52

Cash dividends declared per share	$0.74	$0.22

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FISCAL YEARS ENDED MARCH 31, 2013 AND APRIL 1, 2012

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	(Dollar amounts in thousands)
Balances - April 3, 2011	10,830,772	$108	(1,248,162)	$(4,358)	$42,227	$(6,582)	$31,395

Issuance of shares	301,500	3			901		904
Stock-based compensation					545		545
Net tax effect of stock-based compensation					(9)		(9)
Acquisition of treasury stock			(217,618)	(1,033)			(1,033)
Net income						5,039	5,039
Dividends declared						(2,125)	(2,125)

Balances - April 1, 2012	11,132,272	111	(1,465,780)	(5,391)	43,664	(3,668)	34,716

Issuance of shares	563,750	6			1,801		1,807
Stock-based compensation					652		652
Net tax effect of stock-based compensation					102		102
Acquisition of treasury stock			(402,223)	(2,299)			(2,299)
Net income						5,111	5,111
Dividends declared						(7,277)	(7,277)

Balances - March 31, 2013	11,696,022	$117	(1,868,003)	$(7,690)	$46,219	$(5,834)	$32,812

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED MARCH 31, 2013 AND APRIL 1, 2012

	2013	2012
	(amounts in thousands)
Operating activities:
Net income	$5,111	$5,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	232	267
Amortization of intangibles	766	1,057
Deferred income taxes	572	397
Loss (gain) on sale of property, plant and equipment	84	(4)
Accretion of interest expense to original issue discount	-	48
Stock-based compensation	652	545
Tax shortfall from stock-based compensation	(93)	(28)
Changes in assets and liabilities:
Accounts receivable	(1,401)	(1,670)
Inventories	909	1,721
Prepaid expenses	354	(67)
Other assets	30	36
Accounts payable	1,284	1,330
Accrued liabilities	623	(403)
Net cash provided by operating activities	9,123	8,268
Investing activities:
Capital expenditures for property, plant and equipment	(455)	(310)
Proceeds from disposition of assets	190	5
Capitalized costs of internally developed intangible assets	(785)	(256)
Net cash used in investing activities	(1,050)	(561)
Financing activities:
Payments on long-term debt	-	(2,000)
Repayments under revolving line of credit	(28,624)	(51,871)
Borrowings under revolving line of credit	28,624	47,535
Purchase of treasury stock	(2,299)	(1,033)
Issuance of common stock	1,807	904
Excess tax benefit from stock-based compensation	195	19
Dividends paid	(7,650)	(1,252)
Net cash used in financing activities	(7,947)	(7,698)
Net increase in cash and cash equivalents	126	9
Cash and cash equivalents at beginning of period	214	205
Cash and cash equivalents at end of period	$340	$214

Supplemental cash flow information:
Income taxes paid, net of refunds received	$1,564	$2,864
Interest paid, net of interest received	19	182

Noncash financing activity:
Dividends declared but unpaid	(786)	(1,160)

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended March 31, 2013 and April 1, 2012

Note 1 – Description of Business

Crown Crafts, Inc. (the “Company”) operates indirectly through its wholly-owned subsidiaries, Hamco, Inc. and Crown Crafts Infant Products, Inc. (“CCIP”), in the infant and toddler products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and have been prepared pursuant to accounting principles generally accepted in the United States (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”), the Securities Act, the Exchange Act and the regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

Reclassifications: The Company has reclassified certain prior year information to conform to the amounts presented in the current year. None of the changes impact the Company’s previously reported financial position or results of operations.

Fiscal Year: The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2013” or “2013”, and “fiscal year 2012” or “2012” represent the 52-week periods ended March 31, 2013 and April 1, 2012, respectively.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the consolidated statements of income and cash flows. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company also has a certain amount of discontinued finished goods which necessitates the establishment of inventory reserves that are highly subjective. Actual results could differ materially from those estimates.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of sales and amounted to $6.8 million and $6.9 million for fiscal years 2013 and 2012, respectively.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $790,000 and $1.0 million for fiscal years 2013 and 2012, respectively.

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

Patent Costs: The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company also capitalizes legal costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of future economic benefit or a successful defense of its patents involves considerable management judgment, and a different conclusion or outcome of litigation could result in a material impairment charge up to the carrying value of these assets.

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for 2013 and 2012 are as follows (in thousands):

	2013	2012
Bedding, blankets and accessories	$55,677	$63,832
Bibs, bath and disposable products	22,739	21,474
Total net sales	$78,416	$85,306

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances. Such amount is presented as a current asset in the accompanying consolidated balance sheets and is a direct determinant of cost of goods sold in the accompanying consolidated statements of income and, therefore, has a significant impact on the amount of net income in the reported accounting periods. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs to design, develop, source and store the product until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.

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

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as cooperative advertising and warehouse allowances, placement fees and volume rebates. These deductions are recorded throughout the year commensurate with sales activity or using the straight-line method, as appropriate. Funding of the majority of the Company’s allowances occurs on a per-invoice basis. The allowances for customer deductions, which are netted against accounts receivable in the accompanying consolidated balance sheets, consist of agreed-upon cooperative advertising support, placement fees, markdowns and warehouse and other allowances. All such allowances are recorded as direct offsets to sales, and such costs are accrued commensurate with sales activities or as a straight-line amortization charge of an agreed-upon fixed amount, as appropriate to the circumstances for each arrangement. When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of the funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests should have a minimal impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company’s accounts receivable at March 31, 2013 amounted to $21.7 million, net of allowances of $349,000. Of this amount, $21.4 million was due from CIT under the factoring agreements, and $329,000 was due from CIT as a negative balance outstanding under the revolving line of credit, which combined amounts represent the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state general examination or other adjustment as of March 31, 2013 were the tax years ended March 28, 2010, April 3, 2011, April 1, 2012 and March 31, 2013, as well as the tax year ended March 29, 2009 for several states.

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

Note 3 - Financing Arrangements

Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements in effect prior to April 2, 2012, CIT would remit payments to the Company on the average due date of each group of invoices assigned. If a customer failed to pay CIT by the due date, the Company was charged interest at prime plus 1.0%, which was 4.25% at April 1, 2012, until payment was received. The Company incurred interest expense of $67,000 in fiscal 2012 as a result of the failure of the Company’s customers to pay CIT by the due date. The factoring agreements were amended effective as of April 2, 2012 to provide for the remittance of customer payments by CIT to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, the Company must either assume the credit risks for shipments to the customer after the date of such termination or limitation or cease shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $455,000 and $469,000 during fiscal years 2013 and 2012, respectively. There were no advances from the factor at either March 31, 2013 or April 1, 2012.

Credit Facility:     The Company’s credit facility at March 31, 2013 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00% or LIBOR plus 3.00%. The financing agreement matures on July 11, 2013 and is secured by a first lien on all assets of the Company. As of March 31, 2013, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 1%, which was 2.25% at March 31, 2013, on daily cash balances held at CIT.

Under the financing agreement, a monthly fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $64,000 and $61,000 during fiscal years 2013 and 2012, respectively. At March 31, 2013, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $24.3 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement was amended on May 21, 2013 to extend its maturity date to July 11, 2016 and to provide for certain other modifications, including, effective as of July 11, 2013, (i) a reduction of the interest rates on the revolving line of credit to prime minus 0.50% or LIBOR plus 2.00%, (ii) a reduction of the Commitment Fee to 0.125% of the average unused portion of the revolving line of credit and (iii) a reduction of the interest rate on daily cash balances held at CIT to prime minus 2.00%.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of March 31, 2013.

Note 4 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: The Company reported goodwill of $1.1 million at March 31, 2013 and April 1, 2012. The Company tests the fair value of the goodwill, if any, within its reporting units annually as of the first day of the Company’s fiscal year. An additional interim impairment test must be performed during the year whenever an event or change in circumstances occurs that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value. The annual or interim impairment test is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such qualitative factors so indicate, then the impairment test is continued in a two-step approach. The first step is the estimation of the fair value of each reporting unit. If step one indicates that the fair value of the reporting unit exceeds its carrying value, then a potential impairment exists, and the second step is then performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation. The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of April 2, 2012 and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets:     Other intangible assets as of March 31, 2013 consisted primarily of the capitalized costs of acquired businesses, other than tangible assets, goodwill and assumed liabilities. The carrying amount and accumulated amortization of the Company’s other intangible assets as of March 31, 2013, their weighted average estimated useful life in years, the amortization expense for fiscal years 2013 and 2012 and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

	Carrying	Weighted Average Estimated Useful Life	Accumulated	Amortization Expense Fiscal Year Ended
	Amount	(Years)	Amortization	March 31, 2013	April 1, 2012
Tradename and trademarks	$1,987	15	$536	$133	$133
Licenses and designs	3,571	3	3,569	8	278
Non-compete covenants	454	7	336	55	71
Patents	553	10	157	56	55
Customer relationships	5,411	12	2,420	483	482
Internally developed intangible assets	1,078	-	46	31	38
Total other intangible assets	$13,054	9	$7,064	$766	$1,057

Classification within the accompanying consolidated statements of income:
Cost of products sold				$63	$349
Marketing and administrative expenses				703	708
Total amortization expense				$766	$1,057

The Company estimates that its amortization expense will be $727,000, $689,000, $677,000, $677,000 and $520,000 in fiscal years 2014, 2015, 2016, 2017 and 2018, respectively.

Note 5 – Churchill Property

During the first quarter of fiscal year 2008, the operations of Churchill Weavers, Inc. (“Churchill”), a wholly-owned subsidiary of the Company, ceased and all employees were terminated. The Company had actively marketed Churchill’s land and building since that time, and the property was sold in March 2013. The Company recorded impairment charges associated with the property during fiscal years 2009, 2010 and 2011 as the Company made successive determinations that the fair value of the property had fallen below its carrying value. Through April 1, 2012, the Company had recorded the Churchill property at fair value, less an estimate of the costs of sale, had classified the property as assets held for sale in the Company’s consolidated balance sheets and had classified the costs to maintain the property and the impairment charges as discontinued operations in the consolidated statements of income. Effective as of April 2, 2012, accounting guidelines required the Company to record the costs associated with the property within continuing operations in the accompanying consolidated statements of income for all periods presented.

The amounts recorded upon the sale of the Churchill property are set forth below (in thousands):

Gross proceeds of sale	$200
Expenses associated with sale	34

Amount realized	166
Carrying value of property	263

Loss on sale of Churchill property	$(97)

Note 6 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Company’s Board of Directors (the “Board”) determines the portion, if any, of employee contributions that will be matched by the Company. For calendar years 2012 and 2011, the employer matching contributions represented an amount equal to 100% of the first 2% of employee contributions and 50% of the next 1% of employee contributions to the Plan. If an employee separates from the Company prior to the full vesting of the funds in their account that represent the matching employer portion of their account, then the unvested portion of the matching employer portion of their account is forfeited when they take a distribution of their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company's matching contribution to the Plan, net of the utilization of forfeitures, was $151,000 and $153,000 for fiscal years 2013 and 2012, respectively.

Note 7 – Inventories

Major classes of inventory were as follows (in thousands):

	March 31, 2013	April 1, 2012
Raw Materials	$43	$31
Finished Goods	10,887	11,808
Total inventory	$10,930	$11,839

Note 8 – Income Taxes

The Company’s income tax provision for fiscal years 2013 and 2012 is summarized below (in thousands):

	Fiscal year ended March 31, 2013
	Current	Deferred	Total
Federal	$1,993	$482	$2,475
State	327	90	417
Other, including foreign	15	-	15
Income tax expense	2,335	572	2,907

Income tax reported in stockholders' equity related to stock-based compensation	(102)	-	(102)
Total income tax provision	$2,233	$572	$2,805

	Fiscal year ended April 1, 2012
	Current	Deferred	Total
Federal	$2,212	$319	$2,531
State	317	18	335
Other, including foreign	14	-	14
Income tax expense	2,543	337	2,880

Adjustment to prior year provision	-	60	60
Income tax reported in stockholders' equity related to stock-based compensation	9	-	9
Total income tax provision	$2,552	$397	$2,949

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2013 and April 1, 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Employee benefit accruals	$450	$240
Accounts receivable and inventory reserves	178	287
Deferred rent	41	69
Intangible assets	823	1,250
State net operating loss carryforwards	1,036	971
Stock-based compensation	318	621
Total gross deferred tax assets	2,846	3,438
Less valuation allowance	(1,036)	(971)
Deferred tax assets after valuation allowance	1,810	2,467

Deferred tax liabilities:
Prepaid expenses	(540)	(723)
Property, plant and equipment	(105)	(7)
Total deferred tax liabilities	(645)	(730)
Net deferred income tax assets	$1,165	$1,737

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of March 31, 2013 and April 1, 2012 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed, and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Tax years still open to federal or state general examination or other adjustment as of March 31, 2013 were the tax years ended March 28, 2010, April 3, 2011, April 1, 2012 and March 31, 2013, as well as the tax year ended March 29, 2009 for several states. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income.

The Company's provision for income taxes on continuing operations is based upon effective tax rates of 36.3% and 36.4% in fiscal years 2013 and 2012, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2013 and 2012 (in thousands):

	2013	2012
Tax expense at statutory rate (34%)	$2,726	$2,693
State income taxes, net of Federal income tax benefit	216	210
Tax credits	(13)	(13)
Expenses (deductible) nondeductible for tax purposes	(90)	11
Other	68	(21)
Income tax expense	$2,907	$2,880

Note 9 – Stock-based Compensation

The Company has adopted an incentive stock plan (the “Plan”) that is intended to attract and retain directors, officers and employees of the Company and to motivate these individuals to achieve the overall goal of increasing stockholder value. The Plan was adopted to ensure that the Company has a mechanism for long-term, equity-based incentive compensation for its non-employee directors and certain employees. Awards granted under the Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the Plan. The Plan is administered by the compensation committee of the Board, which selects eligible employees and non-employee directors to participate in the Plan and determines the type, amount, duration and other terms of such awards. At March 31, 2013, 523,750 shares of the Company’s common stock were available for future issuance under the Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires a stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $652,000 and $545,000 of stock-based compensation during fiscal years 2013 and 2012, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2013.

Stock Options: The following table represents stock option activity for fiscal years 2013 and 2012:

	Fiscal Year Ended March 31, 2013		Fiscal Year Ended April 1, 2012
	Weighted-Average Exercise Price	Number of Options Outstanding	Weighted-Average Exercise Price	Number of Options Outstanding
Outstanding at Beginning of Period	$3.57	573,000	$3.31	747,000
Granted	5.42	110,000	4.81	100,000
Exercised	3.46	(521,750)	3.30	(274,000)
Expired	0.71	(1,250)	-	-
Forfeited	5.22	(15,000)	-	-
Outstanding at End of Period	5.23	145,000	3.57	573,000
Exercisable at End of Period	-	-	3.20	423,000

The total intrinsic value of the stock options exercised during fiscal years 2013 and 2012 was $1.2 million and $399,000, respectively. As of March 31, 2013, the intrinsic value of the outstanding stock options was $112,000.

The Company received cash in the amount of $98,000 and $29,000 from the exercise of stock options during fiscal years 2013 and 2012, respectively. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $437,000 and $158,000 to remit the required income tax withholding amounts from “cashless” option exercises during fiscal years 2013 and 2012, respectively. The Company’s net outflow of cash upon the exercise of stock options was $339,000 and $129,000 during fiscal years 2013 and 2012, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine that fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during fiscal years 2013 and 2012, which options vest over a two-year period, assuming continued service.

	2013	2012
Options issued	110,000	100,000
Grant Date	June 13, 2012	June 10, 2011
Dividend yield	5.90%	2.49%
Expected volatility	65.00%	60.00%
Risk free interest rate	0.55%	1.84%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	5.75
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$5.42	$4.81
Fair value	$1.84	$2.16

Although the Company’s historical stock option exercise experience provided a reasonable basis upon which to estimate the expected life of the stock options granted during fiscal years 2013, that was not the case for the stock options granted during fiscal year 2012. In that period, the Company elected to use the simplified method to estimate the expected life of the stock options granted, as allowed by SEC Staff Accounting Bulletin No. 107 and the continued acceptance of the simplified method indicated in SEC Staff Accounting Bulletin No. 110.

For the fiscal years ended March 31, 2013 and April 1, 2012, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended March 31, 2013
Options Granted in Fiscal Year	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense
2011	$13	$13	$26
2012	54	46	100
2013	34	34	68

Total stock option compensation	$101	$93	$194

	Fiscal Year Ended April 1, 2012
Options Granted in Fiscal Year	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense
2010	$15	$32	$47
2011	47	47	94
2012	41	41	82

Total stock option compensation	$103	$120	$223

A summary of stock options outstanding and exercisable at March 31, 2013 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Avg. Remaining Contractual Life in Years	Weighted Avg. Exercise Price of Options Outstanding	Number of Options Exercisable	Weighted Avg. Exercise Price of Options Exercisable
$4.81	45,000	8.19	$4.81	-	$-
$5.42	100,000	9.20	$5.42	-	$-
	145,000	8.89	$5.23	-	$-

As of March 31, 2013, total unrecognized stock-option compensation costs amounted to $140,000, which will be recognized as the underlying stock options vest over a period of up to two years. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Non-vested Stock: The Board granted 42,000 shares of non-vested stock with a fair value of $5.62 per share to the Company’s non-employee directors during the three-month period ended September 30, 2012 and granted 30,000 shares of non-vested stock to the Company’s non-employee directors during each of the three-month periods ended October 2, 2011, September 26, 2010 and September 27, 2009 with a weighted-average fair value of $4.44, $4.36 and $3.02, respectively. These shares vest over a two-year period, assuming continued service. The fair value of non-vested stock granted was determined based on the number of shares granted multiplied by the closing price of the Company’s common stock on the date of grant.

During the three-month period ended June 27, 2010, the Board awarded 345,000 shares of non-vested stock in a series of three grants to each of certain employees. Pursuant to its terms, each such grant will vest if both (i) the closing price per share of the Company’s common stock is at or above target levels of $5.00, $6.00 and $7.00, respectively, for any ten trading days out of any period of 30 consecutive trading and (ii) the respective employee remains employed through July 29, 2015. The Company, with the assistance of an independent third party, determined that the aggregate grant date fair value of the awards amounted to $1.2 million.

On November 30, 2012, the Board approved an amendment to the grant subject to the $5.00 per share closing price condition that had been awarded to E. Randall Chestnut, Chairman, Chief Executive Officer and President of the Company. With the closing price condition having been met for this award, the grant was amended to provide for the immediate vesting of 62,000 of the 75,000 shares awarded in order to preserve the deductibility of the associated compensation expense by the Company for income tax purposes. As a result of the acceleration of the vesting, the Company recognized the remaining compensation expense associated with the 62,000 shares vested of $99,000 during fiscal year 2013, which amount would otherwise have been recognized by the Company ratably through July 29, 2015. To satisfy the income tax withholding obligations that arose from the vesting of the non-vested stock, Mr. Chestnut surrendered 26,319 shares to the Company, and the Company paid $153,000 to the appropriate taxing authorities on his behalf.

For the fiscal years ended March 31, 2013 and April 1, 2012, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Fiscal Year Ended March 31, 2013
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense
2011	$295	$18	$313
2012	-	66	66
2013	-	79	79

Total stock grant compensation	$295	$163	$458

	Fiscal Year Ended April 1, 2012
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense
2010	$-	$11	$11
2011	208	58	266
2012	-	45	45

Total stock grant compensation	$208	$114	$322

As of March 31, 2013, total unrecognized compensation expense related to the Company’s non-vested stock grants was $579,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants as indicated above, such grants having a weighted average vesting term of 2.0 years. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unvested grants as of such individual’s separation date.

Note 10 – Stockholders’ Equity

Dividends: The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Aggregate cash dividends of $0.74 and $0.22 per share, amounting to $7.3 million and $2.1 million, were declared during fiscal years 2013 and 2012, respectively. Cash dividends declared during fiscal year 2013 included a special cash dividend paid during the three-month period ended December 30, 2012 of $0.50 per share. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: In June 2007, the Board created a capital committee which has, from time to time, adopted a program that would allow the Company to repurchase shares of the Company’s common stock. The Company did not repurchase any shares under this program during fiscal years ended March 31, 2013 and April 1, 2012, and there was no share repurchase program in effect as of March 31, 2013.

The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of shares of restricted stock. In this manner, the Company acquired 402,000 treasury shares during the fiscal year ended March 31, 2013 at a weighted-average market value of $5.71 per share and acquired 218,000 treasury shares during the fiscal year ended April 1, 2012 at a weighted-average market value of $4.75 per share.

Note 11 - Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended March 31, 2013 and April 1, 2012.

	2013	2012

Wal-Mart Stores, Inc.	38%	34%
Toys R Us	17%	22%
Target Corporation	10%	12%

Note 12 – Commitments and Contingencies

Total rent expense was $1.6 million and $1.7 million during fiscal years 2013 and 2012, respectively. The Company’s commitment for minimum guaranteed rental payments under its lease agreements as of March 31, 2013 is $2.0 million, consisting of $1.5 million, $430,000 and $48,000 due in fiscal years 2014, 2015 and 2016, respectively.

Total royalty expense was $6.8 million and $6.9 million for fiscal years 2013 and 2012, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of March 31, 2013 is $5.3 million, consisting of $2.9 million, $1.5 million and $875,000 due in fiscal years 2014, 2015 and 2016, respectively.

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims. The Company and CCIP filed a motion for summary judgment of non-infringement on May 14, 2012. On July 25, 2012, the Court entered an order denying that motion without prejudice to refiling it at the close of discovery. In doing so, the Court did not rule on the merits of the Company’s motion, but instead determined that further discovery was required before a motion for summary judgment could be decided. Discovery accordingly was resumed and remained ongoing as of March 31, 2013.

The Company’s policy is to capitalize legal and other costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. In this regard, as of March 31, 2013, the Company capitalized legal and other costs in the amount of $1.0 million associated with its defense of the BreathableBaby complaint into the intangible asset related to its own patent application for CCIP’s mesh crib liner. Upon a favorable conclusion of the BreathableBaby litigation, the Company’s capitalized costs associated with CCIP’s mesh crib liner will be amortized over the expected life of the resulting patent, to the extent that an economic benefit is anticipated from the patent or alternative future use is available to the Company. A different conclusion or outcome of the Breathablebaby litigation could result in a material impairment charge up to the carrying value of CCIP’s mesh crib liner.

On March 27, 2013, an alleged California purchaser of a CCIP bedding set filed a complaint against the Company and CCIP in the Superior Court for the County of Riverside, California, purportedly on behalf of herself and similarly situated California consumers. The complaint generally alleges that CCIP’s crib bumper products put children at risk of suffocation or crib death and that the Company and CCIP concealed and failed to disclose these purported risks through allegedly false and misleading advertising and product packaging. The complaint does not allege that any child has actually been harmed by these products. The complaint alleges violations of various consumer protection laws in California. The purported class is defined in the complaint as “All California consumers who, within the applicable statute of limitations, purchased a Crown Craft [sic] crib bumper, either alone or as part of a bedding set.” The complaint seeks damages for the purported class in an unspecified amount, injunctive relief, restitution and disgorgement of all monies acquired by the Company and CCIP by means of any act or practice the Court finds to be unlawful, a Court-ordered corrective advertising campaign, and an award of plaintiffs’ attorneys fees and costs. On April 29, 2013, the Company and CCIP removed the case to the United States District Court for the Central District of California. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.

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

Note 13 – Subsequent Events

As set forth in Note 3 above, the Company’s financing agreement with CIT was amended on May 21, 2013. Additionally, as set forth in Note 12 above, the Company and CCIP on April 29, 2013 removed to the United States District Court for the Central District of California the civil litigation filed by an alleged California purchaser of a CCIP bedding set against the Company and CCIP. The Company has evaluated events that have occurred between March 31, 2013 and the date that the accompanying financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.