Form 10-Q
period 2013-06-30
CROWN CRAFTS INC
filed 2013-08-14
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of August 6, 2013 was 9,838,601.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND MARCH 31, 2013

(amounts in thousands, except share and per share amounts)

	June 30, 2013
	(Unaudited)	March 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$2,890	$340
Accounts receivable (net of allowances of $411 at June 30, 2013 and $349 at March 31, 2013):
Due from factor	14,577	21,431
Other	319	293
Inventories	15,117	10,930
Prepaid expenses	1,999	2,073
Deferred income taxes	169	160
Total current assets	35,071	35,227
Property, plant and equipment - at cost:
Vehicles	193	193
Land, buildings and leasehold improvements	216	216
Machinery and equipment	2,675	2,656
Furniture and fixtures	743	743
Property, plant and equipment - gross	3,827	3,808
Less accumulated depreciation	3,146	3,070
Property, plant and equipment - net	681	738
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	7,613	7,643
Finite-lived intangible assets - gross	13,024	13,054
Less accumulated amortization	7,201	7,064
Finite-lived intangible assets - net	5,823	5,990
Goodwill	1,126	1,126
Deferred income taxes	995	1,005
Other	77	77
Total Assets	$43,773	$44,163

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,459	$7,376
Accrued wages and benefits	1,550	1,375
Accrued royalties	1,385	971
Dividends payable	786	786
Income taxes currently payable	505	710
Other accrued liabilities	104	133
Total current liabilities	10,789	11,351

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at June 30, 2013 and March 31, 2013; Issued 11,706,022 shares at June 30, 2013 and 11,696,022 shares at March 31, 2013	117	117
Additional paid-in capital	46,410	46,219
Treasury stock - at cost - 1,877,192 shares at June 30, 2013 and 1,868,003 shares at March 31, 2013	(7,745)	(7,690)
Accumulated deficit	(5,798)	(5,834)
Total shareholders' equity	32,984	32,812
Total Liabilities and Shareholders' Equity	$43,773	$44,163

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2013 AND JULY 1, 2012

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	June 30, 2013	July 1, 2012

Net sales	$16,613	$17,453
Cost of products sold	12,119	13,028
Gross profit	4,494	4,425
Legal expenses	259	124
Other marketing and administrative expenses	2,911	2,861
Income from operations	1,324	1,440
Other income (expense):
Interest expense	(21)	(19)
Interest income	9	7
Other - net	(3)	-
Income before income tax expense	1,309	1,428
Income tax expense	487	531
Net income	$822	$897

Weighted average shares outstanding:
Basic	9,828	9,725
Effect of dilutive securities	12	77
Diluted	9,840	9,802

Earnings per share:
Basic	$0.08	$0.09

Diluted	$0.08	$0.09

Dividends declared per share	$0.08	$-

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2013 AND JULY 1, 2012

(amounts in thousands)

	Three-Month Periods Ended
	June 30, 2013	July 1, 2012
Operating activities:
Net income	$822	$897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	76	55
Amortization of intangibles	183	187
Deferred income taxes	1	52
Stock-based compensation	193	147
Tax shortfall from stock-based compensation	(4)	(58)
Changes in assets and liabilities:
Accounts receivable	6,828	5,158
Inventories	(4,187)	(2,680)
Prepaid expenses	74	318
Other assets	-	5
Accounts payable	(917)	(153)
Accrued liabilities	306	200
Net cash provided by operating activities	3,375	4,128
Investing activities:
Capital expenditures for property, plant and equipment	(19)	(37)
Capitalized costs of internally developed intangible assets	(16)	(253)
Net cash used in investing activities	(35)	(290)
Financing activities:
Repayments under revolving line of credit	(9,947)	(9,755)
Borrowings under revolving line of credit	9,947	9,755
Purchase of treasury stock	(55)	(1,002)
Issuance of common stock	51	798
Excess tax benefit from stock-based compensation	-	100
Dividends paid	(786)	(387)
Net cash used in financing activities	(790)	(491)
Net increase in cash and cash equivalents	2,550	3,347
Cash and cash equivalents at beginning of period	340	214
Cash and cash equivalents at end of period	$2,890	$3,561

Supplemental cash flow information:
Income taxes paid, net of refunds received	$705	$104
Interest paid, net of interest received	12	11

Noncash financing activity:
Dividends declared but unpaid	(786)	(780)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2013 AND JULY 1, 2012

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2013 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 30, 2014. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

Reclassifications: The Company has reclassified certain prior year information to conform to the amounts presented in the current year. None of the changes impact the Company’s previously reported financial position or results of operations.

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2014” or “2014” represent the 52-week period ending March 30, 2014 and references herein to “fiscal year 2013” or “2013” represent the 52-week period ended March 31, 2013.

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

Financial Instruments:     For short-term instruments such as cash and cash equivalents, accounts receivable and accounts payable, the Company uses carrying value as a reasonable estimate of the fair value.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three-month periods ended June 30, 2013 and July 1, 2012 are as follows (in thousands):

	Three-Month Periods Ended
	June 30, 2013	July 1, 2012
Bedding, blankets and accessories	$11,298	$12,213
Bibs, bath and disposable products	5,315	5,240
Total net sales	$16,613	$17,453

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $221,000 and $309,000 for the three-month periods ended June 30, 2013 and July 1, 2012, respectively.

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

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as cooperative advertising and warehouse allowances, placement fees and volume rebates. These deductions are recorded throughout the year commensurate with sales activity or using the straight-line method, as appropriate. Funding of the majority of the Company’s allowances occurs on a per-invoice basis. The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed upon advertising support, placement fees, markdowns and warehouse and other allowances. All such allowances are recorded as direct offsets to sales, and such costs are accrued commensurate with sales activities or as a straight-line amortization charge of an agreed-upon fixed amount, as appropriate to the circumstances for each such arrangement. When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable to evaluate the adequacy of the Company’s allowance for doubtful accounts, which is accomplished by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company’s accounts receivable as of June 30, 2013 was $14.9 million, net of allowances of $411,000. Of this amount, $14.6 million was due from CIT under the factoring agreements, and $2.9 million was due from CIT as a negative balance outstanding under the revolving line of credit, which combined amount represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

Patent Costs: The Company incurs certain legal and associated costs in connection with its patent applications and litigation related to the protection or defense of its patents and the Company’s products associated with its patents. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or an alternative future use for the underlying product is available to the Company and, in the case of litigation, when a successful outcome is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. Each of the Company’s assessments of the future economic benefit of its patents and its evaluation of the probability of a successful outcome of litigation associated with its patents involves considerable management judgment, and a different conclusion could result in a material impairment charge amounting to the carrying value of these assets.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of sales in the accompanying consolidated statements of income and amounted to $1.5 million for each of the three-month periods ended June 30, 2013 and July 1, 2012.

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

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate, which is based on the Company’s forecasted annual pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed.

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal or state general examination or other adjustment as of June 30, 2013 were the fiscal years ended March 28, 2010, April 3, 2011, April 1, 2012 and March 31, 2013, as well as the fiscal year ended March 29, 2009 for several states.

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

Note 2 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The goodwill of the reporting units of the Company as of June 30, 2013 and March 31, 2013 amounted to $24.0 million, and is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of April 1, 2013, and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets: Other intangible assets at June 30, 2013 consisted primarily of the fair value of net identifiable assets acquired in business combinations, other than tangible assets and goodwill. The carrying amount and accumulated amortization of the Company’s other intangible assets as of June 30, 2013, their weighted average estimated useful life, the amortization expense for the three-month periods ended June 30, 2013 and July 1, 2012 and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

		Weighted
		Average
		Estimated
		Useful		Amortization Expense
	Carrying	Life	Accumulated	Three-Month Periods Ended
	Amount	(Years)	Amortization	June 30, 2013	July 1, 2012
Tradename and trademarks	$1,987	15	$569	$33	$33
Licenses and designs	3,571	3	3,571	2	2
Non-compete covenants	454	7	350	14	14
Patents	553	10	171	14	14
Customer relationships	5,411	12	2,540	120	121
Internally developed intangible assets	1,048	-	-	-	3
Total other intangible assets	$13,024	9	$7,201	$183	$187

Classification within the accompanying consolidated statements of income:
Cost of products sold	$16	$16
Marketing and administrative expenses	167	171
Total amortization expense	$183	$187

Note 3 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $85,000 and $95,000 for the three-month periods ended June 30, 2013 and July 1, 2012, respectively. There were no advances from the factor at either June 30, 2013 or March 31, 2013.

Credit Facility:     The Company’s credit facility at June 30, 2013 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime plus 1.00% or LIBOR plus 3.00% and secured by a first lien on all assets of the Company. As of June 30, 2013, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 1%, which was 2.25% at June 30, 2013, on daily cash balances held at CIT.

Under the financing agreement, a fee is assessed based on 0.25% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $16,000 for each of the three-month periods ended June 30, 2013 and July 1, 2012. As of June 30, 2013, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $20.7 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement was scheduled to mature on July 11, 2013. On May 21, 2013, the financing agreement was amended to extend its maturity date to July 11, 2016 and to provide for certain other modifications, including, effective as of July 11, 2013, (i) a reduction of the interest rates on the revolving line of credit to prime minus 0.50% or LIBOR plus 2.00%, (ii) a reduction of the Commitment Fee to 0.125% of the average unused portion of the revolving line of credit and (iii) a reduction of the interest rate on daily cash balances held at CIT to prime minus 2.00%.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of June 30, 2013.

Note 4 – Inventories

Major classes of inventory were as follows (in thousands):

	June 30, 2013	March 31, 2013
Raw Materials	$47	$43
Finished Goods	15,070	10,887
Total inventory	$15,117	$10,930

Note 5 – Stock-based Compensation

The Company has adopted an incentive stock plan (the “Plan”) that is intended to attract and retain directors, officers and employees of the Company and to motivate and reward these individuals with long-term, equity-based incentive compensation, which the Company believes will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the Plan. The Plan is administered by the compensation committee of the Company’s Board of Directors (the “Board”), which selects eligible employees and non-employee directors to participate in the Plan and determines the type, amount, duration and other terms of individual awards. At June 30, 2013, 423,750 shares of the Company’s common stock were available for future issuance under the Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $193,000 and $147,000 of stock-based compensation expense during the three-month periods ended June 30, 2013 and July 1, 2012, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of June 30, 2013.

Stock Options: The following table represents stock option activity for the three-month periods ended June 30, 2013 and July 1, 2012:

	Three-Month Period Ended June 30, 2013		Three-Month Period Ended July 1, 2012
	Weighted-Average	Number of Options	Weighted-Average	Number of Options
	Exercise Price	Outstanding	Exercise Price	Outstanding
Outstanding at Beginning of Period	$5.23	145,000	$3.57	573,000
Granted	6.14	100,000	5.42	110,000
Exercised	5.12	(10,000)	3.05	(261,250)
Outstanding at End of Period	5.62	235,000	4.38	421,750
Exercisable at End of Period	5.13	85,000	3.86	261,750

The total intrinsic value of the stock options exercised during the three-month periods ended June 30, 2013 and July 1, 2012 was $9,000 and $645,000 respectively. As of June 30, 2013, the intrinsic value of the outstanding and exercisable stock options was $124,000 and $86,000, respectively.

The Company received no cash from the exercise of stock options during the three-month period ended June 30, 2013 and received cash in the amount of $64,000 from the exercise of stock options during the three-month period ended July 1, 2012. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $4,000 and $268,000 to remit the required income tax withholding amounts from “cashless” option exercises during the three months ended June 30, 2013 and July 1, 2012, respectively. The Company’s net outflow of cash upon the exercise of stock options was $4,000 and $204,000 during the three-month periods ended June 30, 2013 and July 1, 2012, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the three-month periods ended June 30, 2103 and July 1, 2012, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	June 30, 2013	July 1, 2012
Options issued	100,000	110,000
Grant Date	June 14, 2013	June 13, 2012
Dividend yield	5.21%	5.90%
Expected volatility	35.00%	65.00%
Risk free interest rate	0.49%	0.55%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$6.14	$5.42
Fair value	$0.98	$1.84

For the three-month periods ended June 30, 2013 and July 1, 2012, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended June 30, 2013			Three-Month Period Ended July 1, 2012
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2011	$-	$-	$-	$14	$13	$27
2012	14	11	25	17	16	33
2013	14	14	28	2	3	5
2014	1	1	2	-	-	-

Total stock option compensation	$29	$26	$55	$33	$32	$65

As of June 30, 2013, total unrecognized stock option compensation expense amounted to $184,000, which will be recognized as the underlying stock options vest over a weighted-average period of 1.29 years. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock: The Board granted 42,000 shares of non-vested stock with a fair value of $5.62 per share to the Company’s non-employee directors during the three-month period ended September 30, 2012, and granted 30,000 shares of non-vested stock to the Company’s non-employee directors during each of the three-month periods ended October 2, 2011 and September 26, 2010 with a weighted-average fair value per share of $4.44 and $4.36, respectively. These shares vest over a two-year period, assuming continued service. The fair value of the non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of the grant.

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

Performance Bonus Plan: In July 2012, the Company implemented a performance bonus plan for certain executive officers that provides for awards of cash or shares of common stock, or a combination therof, in the event that the aggregate average market value of the common stock during the relevant fiscal year, plus the amount of cash dividends paid in respect of the common stock during such period, increases.

In connection with this performance bonus plan, subsequent to June 30, 2013, the Company granted to certain executive officers 17,048 shares of common stock with a value of $93,000 and a cash award of $258,000. Of the total compensation expense of $351,000, $155,000 was recognized during fiscal year 2013 and $196,000 will be recognized as compensation expense during fiscal year 2014. Although there are restrictions as to the subsequent transfer of the shares of stock awarded, ownership in the stock was vested upon issuance.

For the three-month periods ended June 30, 2013 and July 1, 2012, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended June 30, 2013			Three-Month Period Ended July 1, 2012
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$43	$-	$43	$52	$14	$66
2012	-	17	17	-	16	16
2013	-	29	29	-	-	-
2014	49	-	49	-	-	-

Total stock grant compensation	$92	$46	$138	$52	$30	$82

As of June 30, 2013, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $490,000, which will be recognized over the respective vesting terms associated with each of the blocks of non-vested stock grants indicated above, such grants having an aggregate weighted-average vesting term of 1.8 years. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.

Note 6 – Contingencies

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP, on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims. The Company and CCIP filed a motion for summary judgment of non-infringement on May 14, 2012. On July 25, 2012, the Court entered an order denying that motion without prejudice to refiling it at the close of discovery. In doing so, the Court did not rule on the merits of the Company’s motion, but instead determined that further discovery was required before a motion for summary judgment could be decided. Discovery accordingly was resumed; however, on August 6, 2013, upon becoming concerned that the costs of discovery and litigation were quickly surpassing the amount in controversy, the Court ordered a temporary stay of all discovery.

CCIP has filed an application for a patent related to its mesh crib liner with the United States Patent and Trademark Office (“USPTO”) and has capitalized $58,000 of costs associated with this patent application as of June 30, 2013. In addition, the Company’s policy is to capitalize legal and other costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. In this regard, as of June 30, 2013, the Company capitalized legal and other costs in the amount of $990,000 associated with its defense of the BreathableBaby complaint into the intangible asset related to its own patent application for CCIP’s mesh crib liner. Upon the earlier of a grant of a patent by the USPTO or a favorable conclusion of the BreathableBaby litigation, the Company will commence amortization of the combined patent application costs and litigation costs associated with CCIP’s mesh crib liner over the expected life of the patent, to the extent that an economic benefit is anticipated from the patent or an alternative future use for the mesh crib liner is available to the Company. A different outcome of the BreathableBaby litigation could result in a material impairment charge up to the $1.0 million carrying value of CCIP’s mesh crib liner.

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

Note 7 – Subsequent Events

The Company has evaluated events which have occurred between June 30, 2013 and the date that the accompanying consolidated financial statements were issued, and has determined that disclosure has been made in the foregoing notes of material subsequent events requiring such disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates indirectly through its wholly-owned subsidiaries, CCIP and Hamco, Inc., in the infant, toddler and juvenile products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three-month periods ended June 30, 2013 and July 1, 2012 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended
	June 30, 2013	July 1, 2012	Change	Change
Net sales by category
Bedding, blankets and accessories	$11,298	$12,213	$(915)	-7.5%
Bibs, bath and disposable products	5,315	5,240	75	1.4%
Total net sales	16,613	17,453	(840)	-4.8%
Cost of products sold	12,119	13,028	(909)	-7.0%
Gross profit	4,494	4,425	69	1.6%
% of net sales	27.1%	25.4%
Marketing and administrative expenses	3,170	2,985	185	6.2%
% of net sales	19.1%	17.1%
Interest expense	21	19	2	10.5%
Other income	6	7	(1)	-14.3%
Income tax expense	487	531	(44)	-8.3%
Net income	822	897	(75)	-8.4%
% of net sales	4.9%	5.1%

Net Sales: Sales of $16.6 million were lower for the three-month period ended June 30, 2013 compared with the same period in the prior year, having decreased 4.8%, or $840,000. Sales were impacted by a challenging retail environment and a lower birth rate.

Gross Profit: In spite of the decrease in sales, gross profit increased in amount by $69,000, and as a percentage of net sales, from 25.4% to 27.1%, for the three-month period of fiscal year 2014 compared with the same period of fiscal year 2013, due primarily to lower reductions from gross sales to net sales based upon the customer mix in the current year as compared to the prior year. The Company also in the current year experienced a decline of $75,000 in costs associated with the Company’s rental of an auxiliary warehouse and distribution center, which the Company vacated and sublet late in fiscal year 2013.

Marketing and Administrative Expenses: Marketing and administrative expenses for the three months ended June 30, 2013 increased in amount and as a percentage of net sales as compared with the same period of fiscal year 2013 primarily due to an increase of $237,000 in overall compensation costs. The Company also in the current year experienced an increase of $135,000 in legal fees, primarily due to a $172,000 increase in legal fees in the current year associated with the Company's defense of two lawsuits. These increases were offset by a decrease in the current year of $88,000 in advertising costs as compared with the same period of the prior year.

Interest Expense and Income: The Company experienced slight variations in interest expense and income for the three months ended June 30, 2013 as compared with the same period in fiscal year 2013.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate of 37.2% for both fiscal years 2014 and 2013. Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2014, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income, the amount of certain expenses that are not deductible for tax purposes and the amount of certain tax credits.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $4.1 million to $3.4 million, for the three-month period ended June 30, 2013 compared with the three-month period ended July 1, 2012. The Company experienced in the current year a higher increase in inventories and a higher decrease in accounts payable, which was offset by a higher decrease in accounts receivable.

Net cash used in investing activities was $35,000 in the current year compared with $290,000 in the prior year. Investing activities in the prior year were primarily related to the capitalized costs of internally-developed intangible assets.

Net cash used in financing activities in the current year was $790,000 as compared with $491,000 in the prior year. The current year increase was primarily due to higher payments for dividends.

From July 1, 2012 to June 30, 2013, the Company’s cash balances decreased by $671,000. At June 30, 2013, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $20.7 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $85,000 and $95,000 for the three-month periods ended June 30, 2013 and July 1, 2012, respectively. There were no advances from the factor at either June 30, 2013 or March 31, 2013.

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

During the three-month period ended June 30, 2013, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, BreathableBaby filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims. The Company and CCIP filed a motion for summary judgment of non-infringement on May 14, 2012. On July 25, 2012, the Court entered an order denying that motion without prejudice to refiling it at the close of discovery. In doing so, the Court did not rule on the merits of the Company’s motion, but instead determined that further discovery was required before a motion for summary judgment could be decided. Discovery accordingly was resumed; however, on August 6, 2013, upon becoming concerned that the costs of discovery and litigation were quickly surpassing the amount in controversy, the Court ordered a temporary stay of all discovery.

Also as reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, on March 27, 2013, an alleged California purchaser of a CCIP bedding set filed a complaint against the Company and CCIP in the Superior Court for the County of Riverside, California, purportedly on behalf of herself and similarly situated California consumers. The complaint generally alleges that CCIP’s crib bumper products put children at risk of suffocation or crib death and that the Company and CCIP concealed and failed to disclose these purported risks through allegedly false and misleading advertising and product packaging. The complaint does not allege that any child has actually been harmed by these products. The complaint alleges violations of various consumer protection laws in California. The purported class is defined in the complaint as “All California consumers who, within the applicable statute of limitations, purchased a Crown Craft [sic] crib bumper, either alone or as part of a bedding set.” The complaint seeks damages for the purported class in an unspecified amount, injunctive relief, restitution and disgorgement of all monies acquired by the Company and CCIP by means of any act or practice the Court finds to be unlawful, a Court-ordered corrective advertising campaign, and an award of plaintiffs’ attorneys fees and costs. On April 29, 2013, the Company and CCIP removed the case to the United States District Court for the Central District of California. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended June 30, 2013.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
April 1, 2013 through May 5, 2013	0	$0	0	$0
May 6, 2013 through June 2, 2013	0	$0	0	$0
June 3, 2013 through June 30, 2013	9,189	$5.98	0	$0
Total	9,189	$5.98	0	$0

(1)

The shares purchased from April 1, 2013 through June 30, 2013 consist of shares of common stock surrendered to the Company in payment of the exercise price and income tax withholding obligations relating to the exercise of stock options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

10.1	Ninth Amendment to Financing Agreement dated May 21, 2013 by and among Crown Crafts, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, formatted as interactive data files in XBRL (eXtensible Business Reporting Language) (3):

     (i) Unaudited Condensed Consolidated Statements of Income;

     (ii) Unaudited Condensed Consolidated Balance Sheets;

     (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and

     (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.

(2)	Filed herewith.

(3)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not to be filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: August 14, 2013	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1	Ninth Amendment to Financing Agreement dated May 21, 2013 by and among Crown Crafts, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, formatted as interactive data files in XBRL (eXtensible Business Reporting Language) (3):

     (i) Unaudited Condensed Consolidated Statements of Income;

     (ii) Unaudited Condensed Consolidated Balance Sheets;

     (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and

     (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.

(2)	Filed herewith.

(3)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not to be filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.