Form 10-Q
period 2013-09-29
CROWN CRAFTS INC
filed 2013-11-06
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 25, 2013 was 9,862,707.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 29, 2013 AND MARCH 31, 2013
(amounts in thousands, except share and per share amounts)

	September 29, 2013 (Unaudited)	March 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$1,778	$340
Accounts receivable (net of allowances of $655 at September 29, 2013 and $349 at March 31, 2013):
Due from factor	16,319	21,431
Other	696	293
Inventories	15,033	10,930
Prepaid expenses	1,350	2,073
Deferred income taxes	518	160
Total current assets	35,694	35,227
Property, plant and equipment - at cost:
Vehicles	193	193
Land, buildings and leasehold improvements	216	216
Machinery and equipment	2,682	2,656
Furniture and fixtures	743	743
Property, plant and equipment - gross	3,834	3,808
Less accumulated depreciation	3,221	3,070
Property, plant and equipment - net	613	738
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	7,613	7,643
Finite-lived intangible assets - gross	13,024	13,054
Less accumulated amortization	7,387	7,064
Finite-lived intangible assets - net	5,637	5,990
Goodwill	1,126	1,126
Deferred income taxes	981	1,005
Other	78	77
Total Assets	$44,129	$44,163

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,898	$7,376
Accrued wages and benefits	1,713	1,375
Accrued royalties	1,681	971
Dividends payable	789	786
Income taxes currently payable	455	710
Other accrued liabilities	93	133
Total current liabilities	10,629	11,351

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at September 29, 2013 and March 31, 2013; Issued 11,764,070 shares at September 29, 2013 and 11,696,022 shares at March 31, 2013	118	117
Additional paid-in capital	46,742	46,219
Treasury stock - at cost - 1,903,335 shares at September 29, 2013 and 1,868,003 shares at March 31, 2013	(7,913)	(7,690)
Accumulated deficit	(5,447)	(5,834)
Total shareholders' equity	33,500	32,812
Total Liabilities and Shareholders' Equity	$44,129	$44,163

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales	$20,051	$17,282	$36,664	$34,735
Cost of products sold	14,324	13,368	26,443	26,396
Gross profit	5,727	3,914	10,221	8,339
Legal expenses	298	109	557	233
Other marketing and administrative expenses	3,584	2,665	6,495	5,526
Income from operations	1,845	1,140	3,169	2,580
Other income (expense):
Interest expense	(9)	(18)	(30)	(37)
Interest income	4	23	13	30
Other - net	(12)	2	(15)	2
Income before income tax expense	1,828	1,147	3,137	2,575
Income tax expense	686	392	1,173	923
Net income	$1,142	$755	$1,964	$1,652

Weighted average shares outstanding:
Basic	9,848	9,775	9,838	9,750
Effect of dilutive securities	16	72	13	68
Diluted	9,864	9,847	9,851	9,818

Earnings per share:
Basic	$0.12	$0.08	$0.20	$0.17

Diluted	$0.12	$0.08	$0.20	$0.17

Cash dividends declared per share	$0.08	$0.08	$0.16	$0.08

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012
(amounts in thousands)

	Six-Month Periods Ended
	September 29, 2013	September 30, 2012
Operating activities:
Net income	$1,964	$1,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	151	109
Amortization of intangibles	369	381
Deferred income taxes	(334)	79
Stock-based compensation	356	288
Tax shortfall from stock-based compensation	(9)	(62)
Changes in assets and liabilities:
Accounts receivable	4,709	6,124
Inventories	(4,103)	(630)
Prepaid expenses	723	845
Other assets	(1)	4
Accounts payable	(1,478)	(1,142)
Accrued liabilities	756	116
Net cash provided by operating activities	3,103	7,764
Investing activities:
Capital expenditures for property, plant and equipment	(26)	(74)
Capitalized costs of internally developed intangible assets	(16)	(331)
Net cash used in investing activities	(42)	(405)
Financing activities:
Repayments under revolving line of credit	(9,947)	(9,755)
Borrowings under revolving line of credit	9,947	9,755
Purchase of treasury stock	(223)	(1,115)
Issuance of common stock	153	925
Excess tax benefit from stock-based compensation	22	119
Dividends paid	(1,575)	(1,166)
Net cash used in financing activities	(1,623)	(1,237)
Net increase in cash and cash equivalents	1,438	6,122
Cash and cash equivalents at beginning of period	340	214
Cash and cash equivalents at end of period	$1,778	$6,336

Supplemental cash flow information:
Income taxes paid, net of refunds received	$1,809	$456
Interest paid, net of interest received	21	5

Noncash financing activity:
Dividends declared but unpaid	(789)	(784)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 29, 2013 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and six-month periods ended September 29, 2013 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 30, 2014. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

Segment and Related Information: The Company operates primarily in one principal segment – infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three and six-month periods ended September 29, 2013 and September 30, 2012 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Bedding, blankets and accessories	$15,046	$12,381	$26,344	$24,594
Bibs, bath and disposable products	5,005	4,901	10,320	10,141
Total net sales	$20,051	$17,282	$36,664	$34,735

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $442,000 and $435,000 for the six-month periods ended September 29, 2013 and September 30, 2012, respectively.

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

To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable to evaluate the adequacy of the Company’s allowance for doubtful accounts, which is accomplished by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company’s accounts receivable as of September 29, 2013 was $17.0 million, net of allowances of $655,000. Of this amount, $16.3 million was due from CIT under the factoring agreements, and $1.8 million was due from CIT as a negative balance outstanding under the revolving line of credit, which combined amount represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Depreciation and Amortization: The accompanying consolidated balance sheets reflect property, plant and equipment, and certain intangible assets at cost less accumulated depreciation or amortization. The Company capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three to eight years for property, plant and equipment, and one to twenty years for intangible assets other than goodwill. The Company amortizes improvements to its leased facilities over the term of the lease or the estimated useful life of the asset, whichever is shorter.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of sales in the accompanying consolidated statements of income and amounted to $3.4 million and $2.8 million for the six-months ended September 29, 2013 and September 30, 2012, respectively.

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

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal or state general examination or other adjustment as of September 29, 2013 were the fiscal years ended March 28, 2010, April 3, 2011, April 1, 2012 and March 31, 2013, as well as the fiscal year ended March 29, 2009 for several states.

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

Note 2 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The goodwill of the reporting units of the Company as of September 29, 2013 and March 31, 2013 amounted to $24.0 million, and is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

Other Intangible Assets: Other intangible assets as of September 29, 2013 consisted primarily of the fair value of net identifiable assets acquired in business combinations, other than tangible assets and goodwill. The carrying amount and accumulated amortization of the Company’s other intangible assets as of September 29, 2013, their weighted average estimated useful life, the amortization expense for the three and six-month periods ended September 29, 2013 and September 30, 2012 and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

		Weighted Average Estimated		Amortization Expense
		Useful		Three-Month Periods Ended		Six-Month Periods Ended
	Carrying Amount	Life (Years)	Accumulated Amortization	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Tradename and trademarks	$1,987	15	$602	$33	$43	$66	$79
Licenses and designs	3,571	3	3,571	-	2	2	4
Non-compete covenants	454	7	364	14	14	28	28
Patents	1,601	17	189	18	14	32	28
Customer relationships	5,411	12	2,661	121	121	241	242
Total other intangible assets	$13,024	10	$7,387	$186	$194	$369	$381

Classification within the accompanying consolidated statements of income:
Cost of products sold	$14	$16	$30	$32
Marketing and administrative expenses	172	178	339	349
Total amortization expense	$186	$194	$369	$381

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	September 29, 2013	March 31, 2013
Raw Materials	$41	$43
Finished Goods	14,992	10,887
Total inventory	$15,033	$10,930

Note 4 – Stock-based Compensation

The stockholders of the Company have approved the 2006 Omnibus Incentive Plan (the “Plan”) which is an incentive stock plan that is intended to attract and retain directors, officers and employees of the Company and to motivate and reward these individuals with long-term, equity-based incentive compensation, and which the Company believes will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the Plan. The Plan is administered by the compensation committee of the Company’s Board of Directors (the “Board”), which selects eligible employees and non-employee directors to participate in the Plan and determines the type, amount, duration and other terms of individual awards. At September 29, 2013, 385,702 shares of the Company’s common stock were available for future issuance under the Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $163,000 and $141,000 of stock-based compensation expense during the three-month periods ended September 29, 2013 and September 30, 2012, respectively, and recorded $356,000 and $288,000 of stock-based compensation expense during the six-month periods ended September 29, 2013 and September 30, 2012, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of September 29, 2013.

Stock Options: The following table represents stock option activity for the six-month periods ended September 29, 2013 and September 30, 2012:

	Six-Month Period Ended September 29, 2013		Six-Month Period Ended September 30, 2012
	Weighted-Average Exercise Price	Number of Options Outstanding	Weighted-Average Exercise Price	Number of Options Outstanding
Outstanding at Beginning of Period	$5.23	145,000	$3.57	573,000
Granted	6.14	100,000	5.42	110,000
Exercised	5.12	(30,000)	3.12	(296,250)
Forfeited	-	-	0.71	(1,250)
Outstanding at End of Period	5.67	215,000	4.46	385,500
Exercisable at End of Period	5.14	65,000	3.91	225,500

The total intrinsic value of the stock options exercised during the three-month periods ended September 29, 2013 and September 30, 2012 was $28,000 and $70,000, respectively, and was $37,000 and $715,000 during the six-month periods ended September 29, 2013 and September 30, 2012, respectively. As of September 29, 2013, the intrinsic value of the outstanding and exercisable stock options was $368,000 and $146,000, respectively.

The Company received no cash from the exercise of stock options during the six months ended September 29, 2013 and received cash in the amount of $95,000 from the exercise of stock options during the six months ended September 30, 2012. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $16,000 and $285,000 to remit the required income tax withholding amounts from “cashless” option exercises during the six months ended September 29, 2013 and September 30, 2012, respectively. Thus, the Company’s net outflow of cash upon the exercise of stock options was $16,000 and $190,000 during the six-month periods ended September 29, 2013 and September 30, 2012, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the six-month periods ended September 29, 2013 and September 30, 2012, which options vest over a two-year service period.

	Six-Month Periods Ended
	September 29, 2013	September 30, 2012
Options issued	100,000	110,000
Grant Date	June 14, 2013	June 13, 2012
Dividend yield	5.21%	5.90%
Expected volatility	35.00%	65.00%
Risk free interest rate	0.49%	0.55%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$6.14	$5.42
Fair value	$0.98	$1.84

For the three and six-month periods ended September 29, 2013, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period			Six-Month Period
Options Granted in Fiscal Year	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense
2012	$-	$-	$-	$14	$11	$25
2013	10	10	20	24	24	48
2014	6	6	12	7	7	14

Total stock option compensation	$16	$16	$32	$45	$42	$87

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

As of September 29, 2013, total unrecognized stock option compensation expense amounted to $151,000, which will be recognized as the underlying stock options vest over a weighted-average period of 1.04 years. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock: The Board granted the following shares of non-vested stock to its non-employee directors:

Number Of Shares	Weighted-Average Fair Value per Share	Three-Month Period Ended
28,000	$6.67	September 29, 2013
42,000	5.62	September 30, 2012
30,000	4.44	October 2, 2011
30,000	4.36	September 26, 2010

These shares vest over a two-year service period. The fair value of the non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of the grant.

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

Performance Bonus Plan:  In July 2012, the Company implemented a performance bonus plan for certain executive officers that provided for awards of cash or shares of common stock, or a combination thereof, in the discretion of the Compensation Committee of the Board, in the event that the aggregate average market value of the common stock during the relevant fiscal year, plus the amount of cash dividends paid in respect of the common stock during such period, increases.  In September 2013, the performance bonus plan was amended to eliminate the Compensation Committee’s discretion to award cash, unless and to the extent that insufficient shares of common stock are available for issuance from the Company's 2006 Omnibus Incentive Plan.

      In connection with this performance bonus plan, during the three-month period ended September 29, 2013, the Company, in respect of fiscal year 2013, granted to certain executive officers 17,048 shares of common stock with a value of $93,000 and a cash award of $258,000.  Of the total compensation expense of $351,000, $155,000 was recognized during fiscal year 2013 and $196,000 was recognized as compensation expense during the six-month period ended September 29, 2013.  Although there are restrictions as to the subsequent transfer of the shares of stock awarded, ownership in the stock was vested upon issuance.

The performance bonus plan, as amended in September 2013, now provides that any shares of common stock that may be awarded in the future will vest over a two-year service period. This revision to the performance bonus plan, along with the requirement that awards now be made solely in shares of common stock, will provide that the compensation expense associated with performance bonus plan awards will be recognized ratably over a three-year period – the fiscal year in which the award is earned, plus the two-year vesting period. With respect to awards which may be earned pursuant to the performance bonus plan for fiscal year 2014, the Company has recognized compensation expense in the amount of $133,000 during the six-month period ended September 29, 2013.

For the three and six-month periods ended September 29, 2013, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period			Six-Month Period
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense	Employees	Non-employee Directors	Total Expense
2011	$43	$-	$43	$86	$-	$86
2012	-	6	6	-	22	22
2013	-	22	22	-	52	52
2014	44	16	60	93	16	109

Total stock grant compensation	$87	$44	$131	$179	$90	$269

For the three and six-month periods ended September 30, 2012, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period			Six-Month Period
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense	Employees	Non-employee Directors	Total Expense
2011	$52	$4	$56	$104	$18	$122
2012	-	17	17	-	33	33
2013	-	20	20	-	20	20

Total stock grant compensation	$52	$41	$93	$104	$71	$175

As of September 29, 2013, unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $551,000, which will be recognized over the respective vesting terms associated with each of the blocks of non-vested stock grants indicated above, such grants having an aggregate weighted-average vesting term of 1.7 years. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.

Note 5 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $112,000 and $97,000 for the three months ended September 29, 2013 and September 30, 2012, respectively, and were $197,000 and $192,000 for the six months ended September 29, 2013 and September 30, 2012, respectively. There were no advances from the factor at either September 29, 2013 or March 31, 2013.

Credit Facility:     The Company’s credit facility at September 29, 2013 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit. The revolving line of credit carries an interest rate of prime minus 0.50% or LIBOR plus 2.00%, matures on July 11, 2016 and is secured by a first lien on all assets of the Company. As of September 29, 2013, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.00%, which was 1.25% at September 29, 2013, on daily cash balances held at CIT.

Under the financing agreement, a fee is assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee, which is classified as interest expense in the accompanying consolidated statements of income, was $8,000 and $16,000 for the three-month periods ended September 29, 2013 and September 30, 2012, respectively, and was $24,000 and $32,000 for the six-month periods ended September 29, 2013 and September 30, 2012, respectively. As of September 29, 2013, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $22.2 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of September 29, 2013.

Note 6 – Contingency

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

CCIP was granted a patent in September 2013 related to its mesh crib liner by the United States Patent and Trademark Office and has capitalized $58,000 of costs associated with applying for this patent. In addition, the Company’s policy is to capitalize legal and other costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. In this regard, the Company has capitalized legal and other costs in the amount of $990,000 associated with its defense of the BreathableBaby complaint into its own patent for CCIP’s mesh crib liner. The Company is amortizing the patent application costs and litigation costs associated with CCIP’s mesh crib liner over the expected life of the patent. A different outcome of the BreathableBaby litigation could result in an impairment charge up to the $1.0 million carrying value of the patent associated with CCIP’s mesh crib liner.

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

Note 7 – Subsequent Events

The Company has evaluated events which have occurred between September 29, 2013 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three and six-month periods ended September 29, 2013 and September 30, 2012 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended				Six-Month Periods Ended
	September 29, 2013	September 30, 2012	Change	Change	September 29, 2013	September 30, 2012	Change	Change
Net sales by category
Bedding, blankets and accessories	$15,046	$12,381	$2,665	21.5%	$26,344	$24,594	$1,750	7.1%
Bibs, bath and disposable products	5,005	4,901	104	2.1%	10,320	10,141	179	1.8%
Total net sales	20,051	17,282	2,769	16.0%	36,664	34,735	1,929	5.6%
Cost of products sold	14,324	13,368	956	7.2%	26,443	26,396	47	0.2%
Gross profit	5,727	3,914	1,813	46.3%	10,221	8,339	1,882	22.6%
% of net sales	28.6%	22.6%			27.9%	24.0%
Marketing and administrative expenses	3,882	2,774	1,108	40.0%	7,052	5,759	1,293	22.5%
% of net sales	19.4%	16.1%			19.2%	16.6%
Interest expense	9	18	(9)	-50.0%	30	37	(7)	-18.9%
Other income	(8)	25	(33)	-132.0%	(2)	32	(34)	-106.3%
Income tax expense	686	392	294	75.0%	1,173	923	250	27.1%
Net income	1,142	755	387	51.3%	1,964	1,652	312	18.9%
% of net sales	5.7%	4.4%			5.4%	4.8%

Net Sales: Sales of $20.1 million were higher for the three-month period ended September 29, 2013 compared with the same period in the prior year, having increased 16.0%, or $2.8 million. For the six-month period ended September 29, 2013, sales of $36.7 million were higher compared with the same period in the prior year, having increased 5.6%, or $1.9 million. Increases in sales were largely driven by three new programs that were introduced during the three-month period of the current year.

Gross Profit: Gross profit increased in amount by $1.8 million, and as a percentage of net sales, from 22.6% to 28.6%, for the three-month period of fiscal year 2014 compared with the same period of fiscal year 2013. For the six-month period of fiscal year 2014, gross profit increased in amount by $1.9 million, and as a percentage of net sales, from 24.0% to 27.9% compared with the same period of fiscal year 2013. Gross margin increased in amount primarily as a result of the increased level of sales, and the gross margin percentage increased as a result of a more favorable customer and product mix in the current year compared with the prior year. The higher level of sales in the current year also provided better coverage of the fixed portion of the Company’s cost of sales than in the prior year. Finally, the Company in the current year experienced a decline of $73,000 in costs associated with the Company’s rental of an auxiliary warehouse and distribution center, which the Company vacated and sublet late in fiscal year 2013.

Marketing and Administrative Expenses: Marketing and administrative expenses for the both the three and six-month periods ended September 29, 2013 increased in amount and as a percentage of net sales as compared with the same periods of fiscal year 2013 primarily due to increases in the Company’s performance-based compensation costs. The Company also in the current year experienced increased legal fees, primarily associated with the Company’s defense of two lawsuits.

Interest Expense and Income: The Company experienced slight variations in interest expense and income for the three and six-month periods ended September 29, 2013 as compared with the same period in fiscal year 2013.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate of 37.4% for fiscal year 2014, compared with 35.8% for fiscal year 2013. The increase in the estimated annual effective tax rate in the current year is related to a decrease in the current year in the amount of certain costs which are deductible for tax purposes but not for book purposes, as well as a decrease in projected state Enterprise Zone wage credits. Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2014, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income, the amount of certain expenses that are not deductible for tax purposes and the amount of certain tax credits.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

There was a decrease in net cash provided by operating activities, from $7.8 million to $3.1 million, for the six months ended September 29, 2013 compared with the six months ended September 30, 2012. The Company experienced in the current year a higher increase in inventories and a lower decrease in accounts receivable.

Net cash used in investing activities was $42,000 in the current year compared with $405,000 in the prior year. Investing activities in the prior year were primarily related to the capitalized costs of internally-developed intangible assets.

Net cash used in financing activities in the current year was $1.6 million as compared with $1.2 million in the prior year. The current year increase was primarily due to higher payments for dividends.

From September 30, 2012 to September 29, 2013, the Company’s cash balances decreased by $4.6 million, primarily due to the payment in December 2012 of a special dividend in the amount of $4.9 million. At September 29, 2013, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $22.2 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $197,000 and $192,000 for the six-month periods ended September 29, 2013 and September 30, 2012, respectively. There were no advances from the factor at either September 29, 2013 or March 31, 2013.

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

During the three-month period ended September 29, 2013, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

Also as reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, on March 27, 2013, an alleged California purchaser of a CCIP bedding set filed a complaint against the Company and CCIP in the Superior Court for the County of Riverside, California, purportedly on behalf of herself and similarly situated California consumers. The complaint generally alleged that CCIP’s crib bumper products put children at risk of suffocation or crib death and that the Company and CCIP concealed and failed to disclose these purported risks through allegedly false and misleading advertising and product packaging. The complaint did not allege that any child has actually been harmed by these products. The complaint alleged violations of various consumer protection laws in California. The purported class was defined in the complaint as “All California consumers who, within the applicable statute of limitations, purchased a Crown Craft [sic] crib bumper, either alone or as part of a bedding set.” On April 29, 2013, the Company and CCIP removed the case to the United States District Court for the Central District of California. On September 6, 2013, the Company, CCIP and the plaintiff stipulated to a dismissal of the complaint without prejudice, with each party to bear only its own costs and fees, and a dismissal was accordingly granted by the Court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended September 29, 2013.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
July 1, 2013 through August 4, 2013	24,985	$6.45	0	$0
August 5, 2013 through September 1, 2013	1,158	$6.62	0	$0
September 2, 2013 through September 29, 2013	0	$0	0	$0
Total	26,143	$6.46	0	$0

(1)

The shares purchased from July 1, 2013 through September 29, 2013 consist of shares of common stock surrendered to the Company in payment of the exercise price and income tax withholding obligations related to the exercise of stock options, and the income tax withholding obligations related to stock grants.

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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended September 29, 2013, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: November 6, 2013	/s/ Olivia W. Elliott
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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended September 29, 2013, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)Unaudited Condensed Consolidated Statements of Income;

(ii)Unaudited Condensed Consolidated Balance Sheets;

(iii)Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv)Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Filed herewith.