Form 10-Q
period 2013-12-29
CROWN CRAFTS INC
filed 2014-02-12
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 21, 2014 was 9,856,473.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2013 AND MARCH 31, 2013
(amounts in thousands, except share and per share amounts)

	December 29, 2013
	(Unaudited)	March 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$3,771	$340
Accounts receivable (net of allowances of $818 at December 29, 2013 and $349 at March 31, 2013):
Due from factor	16,145	21,431
Other	1,129	293
Inventories	17,240	10,930
Prepaid expenses	2,347	2,073
Deferred income taxes	520	160
Total current assets	41,152	35,227
Property, plant and equipment - at cost:
Vehicles	193	193
Leasehold improvements	216	216
Machinery and equipment	2,706	2,656
Furniture and fixtures	757	743
Property, plant and equipment - gross	3,872	3,808
Less accumulated depreciation	3,295	3,070
Property, plant and equipment - net	577	738
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	7,613	7,643
Finite-lived intangible assets - gross	13,024	13,054
Less accumulated amortization	7,581	7,064
Finite-lived intangible assets - net	5,443	5,990
Goodwill	1,126	1,126
Deferred income taxes	1,024	1,005
Other	78	77
Total Assets	$49,400	$44,163

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,619	$7,376
Accrued wages and benefits	1,967	1,375
Accrued royalties	1,845	971
Dividends payable	789	786
Income taxes currently payable	516	710
Other accrued liabilities	79	133
Total current liabilities	14,815	11,351

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at December 29, 2013 and March 31, 2013; Issued 11,774,070 shares at December 29, 2013 and 11,696,022 shares at March 31, 2013	118	117
Additional paid-in capital	46,943	46,219
Treasury stock - at cost - 1,917,597 shares at December 29, 2013 and 1,868,003 shares at March 31, 2013	(8,021)	(7,690)
Accumulated deficit	(4,455)	(5,834)
Total shareholders' equity	34,585	32,812
Total Liabilities and Shareholders' Equity	$49,400	$44,163

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 29, 2013 AND DECEMBER 30, 2012
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012

Net sales	$20,619	$20,070	$57,283	$54,805
Cost of products sold	14,665	14,788	41,108	41,184
Gross profit	5,954	5,282	16,175	13,621
Legal expenses	144	37	701	270
Other marketing and administrative expenses	2,951	2,742	9,446	8,268
Income from operations	2,859	2,503	6,028	5,083
Other income (expense):
Interest expense	(8)	(17)	(38)	(54)
Interest income	5	30	18	60
Other - net	13	15	(2)	17
Income before income tax expense	2,869	2,531	6,006	5,106
Income tax expense	1,090	927	2,263	1,850
Net income	$1,779	$1,604	$3,743	$3,256

Weighted average shares outstanding:
Basic	9,859	9,816	9,845	9,772
Effect of dilutive securities	18	-	13	-
Diluted	9,877	9,816	9,858	9,772

Earnings per share:
Basic	$0.18	$0.16	$0.38	$0.33

Diluted	$0.18	$0.16	$0.38	$0.33

Cash dividends declared per share	$0.08	$0.58	$0.24	$0.66

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED DECEMBER 29, 2013 AND DECEMBER 30, 2012
(amounts in thousands)

	Nine-Month Periods Ended
	December 29, 2013	December 30, 2012
Operating activities:
Net income	$3,743	$3,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	225	168
Amortization of intangibles	563	574
Deferred income taxes	(379)	531
Gain on sale of property, plant and equipment	-	(13)
Stock-based compensation	487	530
Tax shortfall from stock-based compensation	(9)	(93)
Changes in assets and liabilities:
Accounts receivable	4,450	1,562
Inventories	(6,310)	(1,443)
Prepaid expenses	(274)	289
Other assets	(1)	30
Accounts payable	2,243	2,218
Accrued liabilities	1,219	980
Net cash provided by operating activities	5,957	8,589
Investing activities:
Capital expenditures for property, plant and equipment	(64)	(186)
Proceeds from disposition of assets	-	24
Capitalized costs of internally developed intangible assets	(16)	(449)
Net cash used in investing activities	(80)	(611)
Financing activities:
Repayments under revolving line of credit	(9,947)	(9,755)
Borrowings under revolving line of credit	9,947	9,755
Purchase of treasury stock	(331)	(2,299)
Issuance of common stock	205	1,807
Excess tax benefit from stock-based compensation	42	195
Dividends paid	(2,362)	(7,650)
Net cash used in financing activities	(2,446)	(7,947)
Net increase in cash and cash equivalents	3,431	31
Cash and cash equivalents at beginning of period	340	214
Cash and cash equivalents at end of period	$3,771	$245

Supplemental cash flow information:
Income taxes paid, net of refunds received	$2,814	$461
Interest paid, net of interest received	26	1

Noncash financing activity:
Dividends declared but unpaid	(789)	-

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 29, 2013 AND DECEMBER 30, 2012

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Crown Crafts, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 29, 2013 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and nine-month periods ended December 29, 2013 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 30, 2014. For further information, refer to the Company’s condensed consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the condensed consolidated statements of income and cash flows. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company also has a certain amount of discontinued finished products which necessitates the establishment of inventory reserves and allocates indirect costs to inventory based on an estimated percentage of the supplier purchase price, each of which is highly subjective. Actual results could differ from those estimates.

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

Segment and Related Information: The Company operates primarily in one principal segment – infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three and nine-month periods ended December 29, 2013 and December 30, 2012 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Bedding, blankets and accessories	$15,303	$14,374	$41,647	$38,967
Bibs, bath and disposable products	5,316	5,696	15,636	15,838
Total net sales	$20,619	$20,070	$57,283	$54,805

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in other marketing and administrative expenses in the accompanying condensed consolidated statements of income and amounted to $655,000 and $605,000 for the nine-month periods ended December 29, 2013 and December 30, 2012, respectively.

Revenue Recognition: Sales are recorded when products are shipped to customers and are reported net of allowances for estimated returns and allowances in the accompanying condensed consolidated statements of income. Allowances for returns are estimated based on historical rates. Allowances for returns, cooperative advertising allowances, warehouse allowances, placement fees and volume rebates are recorded commensurate with sales activity or using the straight-line method, as appropriate, and the cost of such allowances is netted against sales in reporting the results of operations. Shipping and handling costs, net of amounts reimbursed by customers, are not material and are included in net sales.

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

To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable to evaluate the adequacy of the Company’s allowance for doubtful accounts, which is accomplished by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company’s accounts receivable as of December 29, 2013 was $17.3 million, net of allowances of $818,000. Of this amount, $16.1 million was due from CIT under the factoring agreements, and an additional $2.5 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $18.6 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Depreciation and Amortization: The accompanying condensed consolidated balance sheets reflect property, plant and equipment, and certain intangible assets at cost less accumulated depreciation or amortization. The Company capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three to eight years for property, plant and equipment, and one to twenty years for intangible assets other than goodwill. The Company amortizes improvements to its leased facilities over the term of the lease or the estimated useful life of the asset, whichever is shorter.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying condensed consolidated statements of income and amounted to $5.3 million and $4.7 million for the nine-months ended December 29, 2013 and December 30, 2012, respectively.

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances. Such amount is presented as a current asset in the accompanying condensed consolidated balance sheets and is a direct determinant of cost of products sold in the accompanying condensed consolidated statements of income and, therefore, has a significant impact on the amount of net income in the accounting periods reported. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs incurred to design, develop, source and store the product until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.

The indirect costs allocated to inventory are done so as a percentage of projected annual supplier purchases and can impact the Company’s results of operations as purchase volume fluctuates from quarter to quarter and year to year. The difference between indirect costs incurred and the indirect costs allocated to inventory creates a burden variance, which is generally favorable when actual inventory purchases exceed planned inventory purchases, and is generally unfavorable when actual inventory purchases are lower than planned inventory purchases. While the burden variance can be significant during interim periods, it is generally not material by the end of each fiscal year. The determination of the indirect charges and their allocation to the Company's finished products inventories is complex and requires significant management judgment and estimates. If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company's inventories, the amount and timing of the Company's cost of products sold and the resulting net income for any accounting period.

On a periodic basis, management reviews the Company’s inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the normal operating cycle of the Company's operations. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of products sold in the Company's condensed consolidated statements of income. Only when inventory for which an allowance has been established is later sold or is otherwise disposed of is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company's financial position and results of operations.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate, which is based on the Company’s forecasted annual pre-tax income, as adjusted for certain expenses within the condensed consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the condensed consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed.

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal or state general examination or other adjustment as of December 29, 2013 were the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, as well as the fiscal year ended March 28, 2010 for several states.

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

Note 2 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The goodwill of the reporting units of the Company as of December 29, 2013 and March 31, 2013 amounted to $24.0 million, and is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

Other Intangible Assets: Other intangible assets as of December 29, 2013 consisted primarily of the fair value of net identifiable assets acquired in business combinations, other than tangible assets and goodwill. The carrying amount and accumulated amortization of the Company’s other intangible assets as of December 29, 2013, their weighted average estimated useful life, the amortization expense for the three and nine-month periods ended December 29, 2013 and December 30, 2012 and the classification of such amortization expense within the accompanying condensed consolidated statements of income are as follows (in thousands):

		Weighted Average Estimated			Amortization Expense
		Useful		Three-Month Periods Ended		Nine-Month Periods Ended
	Carrying Amount	Life (Years)	Accumulated Amortization	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Tradename and trademarks	$1,987	15	$635	$33	$43	$99	$122
Licenses and designs	3,571	3	3,571	-	2	2	6
Non-compete covenants	454	7	377	13	13	41	41
Patents	1,601	17	216	27	14	59	42
Customer relationships	5,411	12	2,782	121	121	362	363
Total other intangible assets	$13,024	10	$7,581	$194	$193	$563	$574

Classification within the accompanying consolidated statements of income:
Cost of products sold	$13	$15	$43	$47
Other Marketing and administrative expenses	181	178	520	527
Total amortization expense	$194	$193	$563	$574

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	December 29, 2013	March 31, 2013
Raw Materials	$41	$43
Finished Goods	17,199	10,887
Total inventory	$17,240	$10,930

Note 4 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in other marketing and administrative expenses in the accompanying condensed consolidated statements of income, were $134,000 and $121,000 for the three-month periods ended December 29, 2013 and December 30, 2012, respectively, and $331,000 and $313,000 for the nine-month periods ended December 29, 2013 and December 30, 2012, respectively. There were no advances from the factor at either December 29, 2013 or March 31, 2013.

Credit Facility:     The Company’s credit facility at December 29, 2013 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit. The revolving line of credit carries an interest rate of prime minus 0.50% or LIBOR plus 2.00%, matures on July 11, 2016 and is secured by a first lien on all assets of the Company. As of December 29, 2013, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.00%, which was 1.25% at December 29, 2013, on daily cash balances held at CIT.

Under the financing agreement, a fee is assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee, which is classified as interest expense in the accompanying condensed consolidated statements of income, was $8,000 and $16,000 for the three months ended December 29, 2013 and December 30, 2012, respectively, and $32,000 and $48,000 for the nine months ended December 29, 2013 and December 30, 2012, respectively. As of December 29, 2013, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $23.6 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of December 29, 2013.

Note 5 – Stock-based Compensation

The stockholders of the Company have approved the 2006 Omnibus Incentive Plan (the “Plan”), which is an incentive stock plan that is intended to attract and retain directors, officers and employees of the Company and to motivate and reward these individuals with long-term, equity-based incentive compensation, and which the Company believes will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the Plan. The Plan is administered by the compensation committee of the Company’s Board of Directors (the “Board”), which selects eligible employees and non-employee directors to participate in the Plan and determines the type, amount, duration and other terms of individual awards. At December 29, 2013, 385,702 shares of the Company’s common stock were available for future issuance under the Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $131,000 and $242,000 of stock-based compensation expense during the three months ended December 29, 2013 and December 30, 2012, respectively, and recorded $487,000 and $530,000 of stock-based compensation expense during the nine months ended December 29, 2013 and December 30, 2012, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of December 29, 2013.

Stock Options: The following table represents stock option activity for the nine-month periods ended December 29, 2013 and December 30, 2012:

	Nine-Month Period Ended December 29, 2013		Nine-Month Period Ended December 30, 2012
	Weighted-Average	Number of Options	Weighted-Average	Number of Options
	Exercise Price	Outstanding	Exercise Price	Outstanding
Outstanding at Beginning of Period	$5.23	145,000	$3.57	573,000
Granted	6.14	100,000	5.42	110,000
Exercised	5.12	(40,000)	3.46	(521,750)
Expired	-	-	0.71	(1,250)
Outstanding at End of Period	5.70	205,000	5.23	160,000
Exercisable at End of Period	5.14	55,000	-	-

The total intrinsic value of the stock options exercised during the three-month periods ended December 29, 2013 and December 30, 2012 was $23,000 and $443,000, respectively, and was $60,000 and $1.2 million during the nine-month periods ended December 29, 2013 and December 30, 2012, respectively. As of December 29, 2013, the intrinsic value of the outstanding and exercisable stock options was $407,000 and $140,000, respectively.

The Company received no cash from the exercise of stock options during the nine months ended December 29, 2013 and received cash in the amount of $98,000 from the exercise of stock options during the nine months ended December 30, 2012. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company remitted cash of $24,000 and $437,000 to satisfy the required income tax withholding amounts from “cashless” option exercises during the nine-month periods ended December 29, 2013 and December 30, 2012, respectively. Thus, the Company’s net outflow of cash upon the exercise of stock options was $24,000 and $339,000 during the nine-month periods ended December 29, 2013 and December 30, 2012, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the nine-month periods ended December 29, 2013 and December 30, 2012, which options vest over a two-year service period.

	Nine-Month Periods Ended
	December 29, 2013	December 30, 2012
Options issued	100,000	110,000
Grant Date	June 14, 2013	June 13, 2012
Dividend yield	5.21%	5.90%
Expected volatility	35.00%	65.00%
Risk free interest rate	0.49%	0.55%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$6.14	$5.42
Fair value	$0.98	$1.84

For the three and nine-month periods ended December 29, 2013, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period			Nine-Month Period
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2012	-	-	-	14	11	25
2013	11	11	22	35	35	70
2014	6	6	12	13	13	26

Total stock option compensation	$17	$17	$34	$62	$59	$121

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

As of December 29, 2013, total unrecognized stock option compensation expense amounted to $119,000, which will be recognized as the underlying stock options vest over a weighted-average period of 9.5 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Directors: The Board granted the following shares of non-vested stock to its non-employee directors:

Number	Weighted-Average	Three-Month
Of Shares	Fair Value per Share	Period Ended
28,000	$6.67	September 29, 2013
42,000	5.62	September 30, 2012
30,000	4.44	October 2, 2011
30,000	4.36	September 26, 2010

These shares vest over a two-year service period. The fair value of the non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of the grant.

Non-vested Stock Granted to Employees: During the three-month period ended June 27, 2010, the Board awarded 345,000 shares of non-vested stock to certain employees in a series of grants, each of which will vest only if (i) the closing price of the Company’s common stock is at or above certain target levels for any ten trading days out of any period of 30 consecutive trading days and (ii) the respective employees remain employed through July 29, 2015. The Company, with the assistance of an independent third party, determined that the aggregate grant date fair value of the awards amounted to $1.2 million.

On November 5, 2013 and November 30, 2012, the Board approved amendments to the grant subject to the $5.00 per share closing price condition that had been awarded to E. Randall Chestnut, Chairman, Chief Executive Officer and President. With the closing price condition having been met for this award, the original grant of 75,000 shares was amended to provide for the immediate vesting of 13,000 shares on November 5, 2013 and 62,000 shares on November 30, 2012. The vesting of these awards was accelerated in order to preserve the deductibility of the associated compensation expense by the Company for income tax purposes. As a result of the acceleration of the vesting, the Company recognized the remaining compensation expense associated with the 13,000 and 62,000 shares vested of $14,000 and $99,000, respectively, during the three-month periods ended December 29, 2013 and December 30, 2012, respectively. These amounts would otherwise have been recognized by the Company ratably through July 29, 2015. To satisfy the income tax withholding obligations that arose from the vesting of the shares, Mr. Chestnut surrendered to the Company 6,234 shares on November 5, 2013 and 26,319 shares on November 30, 2012, and the Company paid $47,000 and $153,000, respectively, to the appropriate taxing authorities on his behalf at such times.

Performance Bonus Plan:  In July 2012, the Company implemented a performance bonus plan for certain executive officers that provided for awards of cash or shares of common stock, or a combination thereof, in the discretion of the Compensation Committee of the Board, in the event that the aggregate average market value of the common stock during the relevant fiscal year, plus the amount of cash dividends paid in respect of the common stock during such period, increases.  In September 2013, the performance bonus plan was amended to eliminate the Compensation Committee’s discretion to award cash, unless and to the extent that insufficient shares of common stock were available for issuance from the Company’s 2006 Omnibus Incentive Plan.

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

The performance bonus plan, as amended in September 2013, provides that any shares of common stock that may be awarded in the future will vest over a two-year service period. This revision to the performance bonus plan, along with the requirement that awards now be made solely in shares of common stock, will provide that the compensation expense associated with performance bonus plan awards will be recognized ratably over a three-year period – the fiscal year in which the award is earned, plus the two-year vesting period. With respect to awards which may be earned pursuant to the performance bonus plan for fiscal year 2014, the Company has recognized compensation expense in the amount of $240,000 during the nine months ended December 29, 2013.

For the three and nine-month periods ended December 29, 2013, the Company recognized compensation expense associated with stock grants, which is included in other marketing and administrative expenses in the accompanying condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period			Nine-Month Period
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$55	$-	$55	$141	$-	$141
2012	-	-	-	-	22	22
2013	-	19	19	-	71	71
2014	-	23	23	93	39	132

Total stock grant compensation	$55	$42	$97	$234	$132	$366

For the three and nine-month periods ended December 30, 2012, the Company recognized compensation expense associated with stock grants, which is included in other marketing and administrative expenses in the accompanying condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period			Nine-Month Period
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$148	$-	$148	$252	$18	$270
2012	-	17	17	-	50	50
2013	-	29	29	-	49	49

Total stock grant compensation	$148	$46	$194	$252	$117	$369

As of December 29, 2013, unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $453,000, which will be recognized over the respective vesting terms associated with each of the blocks of non-vested stock grants indicated above, such grants having an aggregate weighted-average vesting term of 1.5 years. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.

Note 7 – Contingency

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

CCIP was granted a patent in September 2013 related to its mesh crib liner by the United States Patent and Trademark Office and has capitalized $58,000 of costs associated with applying for this patent. In addition, the Company’s policy is to capitalize legal and other costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. In this regard, the Company has capitalized legal and other costs in the amount of $990,000 associated with its defense of the BreathableBaby complaint into its own patent for CCIP’s mesh crib liner. The Company is amortizing the patent application costs and litigation costs associated with CCIP’s mesh crib liner over the expected life of the patent. A different outcome of the BreathableBaby litigation could result in an impairment charge of up to the $1.0 million carrying value of the patent associated with CCIP’s mesh crib liner.

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

Note 8 – Subsequent Events

The Company has evaluated events which have occurred between December 29, 2013 and the date that the accompanying condensed consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates indirectly through its wholly-owned subsidiaries, CCIP and Hamco, Inc., in the infant, toddler and juvenile products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label products.

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

The following discussion is a summary of certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

The following table contains results of operations for the three and nine-month periods ended December 29, 2013 and December 30, 2012 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 29, 2013	December 30, 2012	Change	Change	December 29, 2013	December 30, 2012	Change	Change
Net sales by category
Bedding, blankets and accessories	$15,303	$14,374	$929	6.5%	$41,647	$38,967	$2,680	6.9%
Bibs, bath and disposable products	5,316	5,696	(380)	-6.7%	15,636	15,838	(202)	-1.3%
Total net sales	20,619	20,070	549	2.7%	57,283	54,805	2,478	4.5%
Cost of products sold	14,665	14,788	(123)	-0.8%	41,108	41,184	(76)	-0.2%
Gross profit	5,954	5,282	672	12.7%	16,175	13,621	2,554	18.8%
% of net sales	28.9%	26.3%			28.2%	24.9%
Marketing and administrative expenses	3,095	2,779	316	11.4%	10,147	8,538	1,609	18.8%
% of net sales	15.0%	13.8%			17.7%	15.6%
Interest expense	8	17	(9)	-52.9%	38	54	(16)	-29.6%
Other income	18	45	(27)	-60.0%	16	77	(61)	-79.2%
Income tax expense	1,090	927	163	17.6%	2,263	1,850	413	22.3%
Net income	1,779	1,604	175	10.9%	3,743	3,256	487	15.0%
% of net sales	8.6%	8.0%			6.5%	5.9%

Net Sales: Sales of $20.6 million were higher for the three-month period ended December 29, 2013 compared with the same period in the prior year, having increased 2.7%, or $549,000. For the nine-month period ended December 29, 2013, sales of $57.3 million were higher compared with the same period in the prior year, having increased 4.5%, or $2.5 million. Increases in sales were largely driven by three new programs that were introduced during the second quarter of the current year.

Gross Profit: Gross profit increased in amount by $672,000, and as a percentage of net sales, from 26.3% to 28.9%, for the three-month period of fiscal year 2014 compared with the same period of fiscal year 2013. For the nine-month period of fiscal year 2014, gross profit increased in amount by $2.6 million, and as a percentage of net sales, from 24.9% to 28.2% compared with the same period of fiscal year 2013. Gross margin increased in amount primarily as a result of the increased level of sales, and the gross margin percentage increased as a result of a more favorable customer and product mix in the current year compared with the prior year. The higher level of sales in the current year also provided better coverage of the fixed portion of the Company’s cost of sales than in the prior year. Finally, the Company in the current year experienced a decline of $74,000 and $223,000 for the three and nine-month periods, respectively, in costs associated with the Company’s rental of an auxiliary warehouse and distribution center, which the Company vacated and sublet late in fiscal year 2013.

Marketing and Administrative Expenses: Marketing and administrative expenses for the both the three and nine-month periods ended December 29, 2013 increased in amount and as a percentage of net sales as compared with the same periods of fiscal year 2013 primarily due to increases in the Company’s performance-based compensation costs. The Company also in the current year experienced increased legal fees, primarily associated with the Company’s defense of two lawsuits.

Interest Expense and Income: The Company experienced slight variations in interest expense and income for the three and nine months ended December 29, 2013 as compared with the same period in fiscal year 2013.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate of 37.7% for fiscal year 2014, compared with 36.2% for fiscal year 2013. The increase in the estimated annual effective tax rate in the current year is related to a decrease in the current year in the amount of certain costs which are deductible for tax purposes but not for book purposes, as well as a decrease in projected state Enterprise Zone wage credits. Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2014, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income, the amount of certain expenses that are not deductible for tax purposes and the amount of certain tax credits.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

There was a decrease in net cash provided by operating activities, from $8.6 million to $6.0 million, for the nine months ended December 29, 2013 compared with the nine months ended December 30, 2012. The Company experienced in the current year a higher increase in inventories, offset by a higher decrease in accounts receivable.

Net cash used in investing activities was $80,000 in the current year compared with $611,000 in the prior year. Investing activities in the prior year were primarily related to the capitalized costs of internally-developed intangible assets.

Net cash used in financing activities in the current year was $2.4 million as compared with $7.9 million in the prior year. The current year decrease was primarily due to lower payments for dividends.

From December 30, 2012 to December 29, 2013, the Company’s cash balances increased by $3.5 million, primarily due to the Company’s cash flow from operations, offset by the payment of dividends. At December 29, 2013, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $23.6 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in other marketing and administrative expenses in the accompanying condensed consolidated statements of income, were $134,000 and $121,000 for the three-month periods ended December 29, 2013 and December 30, 2012, respectively, and $331,000 and $313,000 for the nine-month periods ended December 29, 2013 and December 30, 2012, respectively. There were no advances from the factor at either December 29, 2013 or March 31, 2013.

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

During the three-month period ended December 29, 2013, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information on the Company’s pending legal proceedings, as well as information regarding legal proceedings which have been terminated during the current fiscal year, refer to Item 3 of Part I of the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 and Item 1 of Part II of the Company’s quarterly reports on Form 10-Q for the fiscal quarters ended June 30, 2013 and September 29, 2013. In addition to the legal proceedings referenced in the foregoing annual and quarterly reports, the Company is, from time to time, involved in various other legal and regulatory proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
September 30, 2013 through November 3, 2013	8,028	$7.43	0	$0
November 4, 2013 through December 1, 2013	6,234	$7.53	0	$0
December 2, 2013 through December 29, 2013	0	$0	0	$0
Total	14,262	$7.47	0	$0

(1)

The shares purchased from September 30, 2013 through December 29, 2013 consist of shares of common stock surrendered to the Company in payment of the exercise price and income tax withholding obligations related to the exercise of stock options, and the income tax withholding obligations related to the vesting of stock grants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (1)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (1)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (1)

101	The following information from the Registrant’s Form 10-Q for the quarterly period ended December 29, 2013, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: February 12, 2014	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (1)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (1)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (1)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended December 29, 2013, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Unaudited Condensed Consolidated Statements of Income;

(ii)  Unaudited Condensed Consolidated Balance Sheets;

(iii) Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)     Filed herewith.