Form 10-K
period 2014-03-30
CROWN CRAFTS INC
filed 2014-06-18
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 27, 2013 (the last business day of the Company’s most recently completed second fiscal quarter) was $52.3 million.

As of May 30, 2014, 10,049,558 shares of the Company’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2014” or “2014” and “fiscal year 2013” or “2013” represent the 52-week periods ended March 30, 2014 and March 31, 2013, respectively.

Products

The Company's primary focus is on infant, toddler and juvenile products, including the following:

●	crib and toddler bedding
●	blankets
●	nursery and toddler accessories
●	room décor
●	reusable and disposable bibs
●	burp cloths
●	hooded bath towels and washcloths
●	disposable placemats, cup labels, toilet seat covers and changing mats
●	reusable and disposable floor mats
●	other infant, toddler and juvenile soft goods

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

Sales and Marketing

The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Compton, California; Gonzales, Louisiana; and Bentonville, Arkansas. Products are also marketed by independent commissioned sales representatives located throughout the United States. Sales outside the United States are made primarily through distributors.

Substantially all products are sold to retailers for resale to consumers. The Company's subsidiaries introduce new products throughout the year and participate at the ABC Kids Expo, the National Restaurant Association Restaurant, Hotel-Motel Show and the General Merchandising and Health Beauty Wellness Conferences presented by the Global Market Development Center.

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

Product Design and Styling

The Company believes that its creative team is one of its key strengths. The Company’s product designs are primarily created internally and are supplemented by numerous additional sources, including independent artists, decorative fabric manufacturers and apparel designers. Ideas for product design creations are drawn from various sources and are reviewed and modified by the design staff to ensure consistency within the Company’s existing product offerings and the themes and images associated with such existing products. In order to respond effectively to changing consumer preferences, the Company’s designers and stylists attempt to stay abreast of emerging lifestyle trends in color, fashion and design. When designing products under the Company’s various licensed brands, the Company’s designers coordinate their efforts with the licensors’ design teams to provide for a more fluid design approval process and to effectively incorporate the image of the licensed brand into the product. The Company’s designs include traditional, contemporary, textured and whimsical patterns across a broad spectrum of retail price points. Utilizing state of the art computer technology, the Company continually develops new designs throughout the year for all of its product groups. This continual development cycle affords the Company design flexibility, multiple opportunities to present new products to customers and the ability to provide timely responses to customer demands and changing market trends. The Company also creates designs for exclusive sale by certain of its customers under the Company’s brands, as well as the customers’ private label brands.

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

Customers

The Company's customers consist principally of mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2014 and 2013.

	Fiscal Year
	2014	2013

Wal-Mart Stores, Inc.	41%	38%
Toys R Us	19%	17%
Target Corporation	*	10%
*	Amount represented less than 10% of the Company's gross sales for this fiscal year.

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

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, primarily NoJo® and Neat Solutions®, accounted for 26% and 28% of the Company’s total gross sales during fiscal years 2014 and 2013, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

Employees

At May 30, 2014, the Company had 140 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

International Sales

Sales to customers in countries other than the United States represented 3% and 2% of the Company’s total gross sales during fiscal years 2014 and 2013, respectively. International sales are based upon the location that predominately represents the final destination of the products delivered to the Company’s customers.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 61% of the Company’s gross sales in fiscal year 2014, which included 38% of sales under the Company's license agreements with affiliated companies of The Walt Disney Company (“Disney”). Each such license agreement with Disney expires on December 31, 2015.

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

The Company’s top two customers represented approximately 60% of gross sales in fiscal year 2014. Although the Company does not enter into contracts with its key customers, it expects them to continue to be a significant portion of its gross sales in the future. The loss of one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

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

Sales of licensed products represented 61% of the Company’s gross sales in fiscal year 2014, which included 38% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses.

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

The infant and toddler consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers, both branded and private label. The Company’s ability to compete successfully depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names. Several of these competitors are larger than the Company and have greater financial resources than the Company, and some have experienced financial challenges from time to time, including servicing significant levels of debt. Those facing financial pressures could choose to make particularly aggressive pricing decisions in an attempt to increase revenue. The effects of increased competition could result in a material decrease in the Company’s revenues.

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

The Company may need to write down or write off inventory.

If product programs end before the inventory is completely sold, then the remaining inventory may have to be sold at less than carrying value. The market value of certain inventory items could drop to below carrying value after a decline in sales, at the end of programs, or when management makes the decision to exit a product group. Such inventory would then need to be written down to the lower of carrying or market value, or possibly completely written off, which would adversely affect the Company’s operating results.

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

The Company could experience losses associated with its intellectual property.

The Company relies upon the fair interpretation and enforcement of patent, copyright, trademark and trade secret laws in the U.S., similar laws in other countries, and agreements with employees, customers, suppliers, licensors and other parties. Such reliance serves to establish and maintain the intellectual property rights associated with the products that the Company develops and sells. However, the laws and courts of certain countries at times do not protect intellectual property rights or respect contractual agreements to the same extent as the laws of the U.S. Therefore, in certain jurisdictions the Company may not be able to protect its intellectual property rights against counterfeiting or enforce its contractual agreements with other parties.

Other entities could also claim that the Company is infringing upon their intellectual property rights, and some of these claims could lead to a civil complaint. A recent trend is for an entity to purchase an intellectual property asset similar to a given company’s, but with no intention of developing and selling an associated product. Instead, the buyer’s only intention is to assert a claim of infringement in an attempt to extract a settlement from the company allegedly infringing. To that end, the Company and CCIP have been in protracted litigation with BreathableBaby, LLC (“BreathableBaby”), which has alleged that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology.

The occurrence of any or all of the foregoing events or an unfavorable outcome in the BreathableBaby litigation could result in any or all of the following: (i) civil judgments against the Company, which could require the payment of royalties on both past and future sales of certain products, as well as plaintiff’s attorneys’ fees and other litigation costs; (ii) impairment charges of up to the carrying value of the Company’s intellectual property rights; (iii) restrictions on the ability of the Company to sell certain of its products; (iv) legal and other costs associated with investigations and litigation; and (v) a degradation of the Company’s competitive position.

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

ITEM 2. Properties

The Company's headquarters are located in Gonzales, Louisiana. The Company rents 17,761 square feet at this location under a lease that expires January 31, 2015. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The Company's business is somewhat seasonal so that during certain times of the year these facilities are fully utilized, while at other times of the year the Company has excess capacity in these facilities. The table below sets forth certain information regarding the Company's principal real property as of May 30, 2014:

Location	Use	Approximate Square Feet	Owned/ Leased
Gonzales, Louisiana	Administrative and sales office	17,761	Leased
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Bentonville, Arkansas	Sales office	1,376	Leased
Shanghai, People’s Republic of China	Office	1,550	Leased

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

PART II

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company is authorized to issue up to 40,000,000 shares of capital stock, all of which are classified as common stock with a par value of $0.01 per share. On May 30, 2014, there were 11,982,302 shares of the Company’s common stock issued, 10,049,558 of which were outstanding.

Market Information and Price

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “CRWS”. On May 30, 2014, the closing stock price of the Company’s common stock was $8.34 per share. The table below sets forth the high and low closing price per share of the Company's common stock and the cash dividends per share declared on the Company’s common stock during each quarter of fiscal years 2014 and 2013.

Quarter	High	Low	Cash Dividends Declared
Fiscal Year 2014
First Quarter	$6.17	$5.75	$0.08
Second Quarter	7.53	6.06	0.08
Third Quarter	8.05	7.22	0.08
Fourth Quarter	9.30	7.63	0.08

Fiscal Year 2013
First Quarter	$5.67	$5.22	$-0-
Second Quarter	6.42	5.25	0.08
Third Quarter	6.31	4.87	0.58
Fourth Quarter	6.22	4.90	0.08

Holders of Common Stock

As of May 30, 2014, there were approximately 185 registered holders of the Company’s common stock.

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

Results of Operations

The following table contains results of operations for fiscal years 2014 and 2013 and the dollar and percentage changes for those periods (in thousands, except percentages).

	2014	2013	Change	Change
Net sales by category
Bedding, blankets and accessories	$58,332	$55,677	$2,655	4.8%
Bibs, bath and disposable products	22,962	22,739	223	1.0%
Total net sales	81,294	78,416	2,878	3.7%
Cost of products sold	58,760	58,649	111	0.2%
Gross profit	22,534	19,767	2,767	14.0%
% of net sales	27.7%	25.2%
Marketing and administrative expenses	13,156	11,674	1,482	12.7%
% of net sales	16.2%	14.9%
Interest expense	49	81	(32)	-39.5%
Other income	17	6	11	183.3%
Income tax expense	3,575	2,907	668	23.0%
Net income	5,771	5,111	660	12.9%
% of net sales	7.1%	6.5%

Net Sales: Sales of $81.3 million for 2014 were higher than 2013, having increased 3.7%, or $2.9 million. The majority of the sales increase was due to the introduction of three new programs during the second quarter of the current year.

Gross Profit: Gross profit increased in amount by $2.8 million and increased as a percentage of net sales from 25.2% to 27.7%. The increase as a percentage of net sales can be attributed to a more favorable product mix in the current year compared with the prior year. The higher level of sales in the current year also provided better coverage of the fixed portion of the Company’s cost of sales than in the prior year. Additionally, the Company in the current year experienced a decline of $248,000 in costs associated with the Company’s rental of an auxiliary warehouse and distribution center, which the Company vacated and sublet late in fiscal year 2013.

Marketing and Administrative Expenses:     Marketing and administrative expenses for fiscal year 2014 increased in amount and as a percentage of net sales as compared with fiscal year 2013 primarily due to increases in the Company’s performance-based compensation costs. The Company also in the current year experienced increased legal fees, primarily associated with the Company’s defense of two lawsuits.

Interest Expense and Income: Interest expense decreased by $32,000 in fiscal year 2014 as compared to fiscal year 2013 due primarily to a reduction, effective as of July 11, 2013, from 0.25% to 0.125% in the fee payable on the average unused portion of the Company’s revolving line of credit. Also, the Company’s interest income on its daily cash balances held at its lender, CIT Group/Commercial Services, Inc. (“CIT”), was $40,000 lower during fiscal year 2014 than in fiscal year 2013 due to lower average cash balances during the current year.

Income Tax Expense: The Company’s provision for income taxes increased to 38.3% during fiscal year 2014 from 36.3% in fiscal year 2013. The increase in the effective tax rate is primarily due to a decrease in the current year in the amount of certain expenses that are deductible for tax purposes but not book purposes, as well as a decrease in California Enterprise Zone wage credits.

Inflation: The Company has endeavored to increase its prices to offset inflationary increases in its raw materials and other costs, but there can be no assurance that the Company will be successful in maintaining such price increases or in effecting such price increases in a manner that will provide a timely match to the cost increases in the future.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top two customers, which represented approximately 60% of the Company’s gross sales in fiscal year 2014. A significant downturn experienced by any or all of these customers could lead to pressure on the Company’s revenues. At times, the Company has also faced higher raw material costs, primarily cotton, as well as increases in labor, transportation and currency costs associated with the Company’s sourcing activities in China. Increases in these costs could adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases, or if the Company cannot further reduce its dependence on cotton. For additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, see “Risk Factors” in Item 1A.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities decreased from $9.1 million for the fiscal year ended March 31, 2013 to $3.6 million for the fiscal year ended March 30, 2014. In the current year, the Company experienced a greater decrease in accounts payable and a greater increase in inventory balances, which was offset by a lesser increase in accounts receivable.

Net cash used in investing activities was $161,000 in fiscal year 2014 compared with $1.1 million in the prior year. The decrease in cash used in investing activities in the current year was primarily associated with lower capitalized costs of the Company’s internally developed intangible assets.

Net cash used in financing activities decreased from $7.9 million to $3.3 million in the current year as compared with the prior year. Cash used for the payment of dividends was $4.5 lower in the current year, primarily associated with the payment of a special cash dividend during the prior year of $0.50 per share.

From April 1, 2013 to March 30, 2014, the Company used the bulk of its net cash provided by operating activities for the payment of dividends.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at March 30, 2014 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement matures on July 11, 2016 and is secured by a first lien on all assets of the Company. At March 30, 2014, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.00%, which was 1.25% at March 30, 2014, on daily negative balances held at CIT.

Under the financing agreement, a monthly fee is assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $41,000 and $64,000 during fiscal years 2014 and 2013, respectively. At March 30, 2014, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $24.7 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of May 30, 2014.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, the Company would either assume the credit risk for shipments to the customer after the date of such termination or limitation or cease shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $461,000 and $455,000 during fiscal years 2014 and 2013, respectively. There were no advances on the factoring agreements at either March 30, 2014 or March 31, 2013.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of sales and amounted to $7.5 million and $6.8 million for fiscal years 2014 and 2013, respectively.

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

The Company tests the carrying value of its goodwill annually on the first day of the Company’s fiscal year. An additional impairment test is performed during the year whenever an event or change in circumstances suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value. The Company considers its wholly-owned subsidiaries, CCIP and Hamco, to each be a reporting unit of the Company for goodwill impairment testing purposes.

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

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes that are based on the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed. The Company's provision for income taxes on continuing operations is based on effective tax rates of 38.3% and 36.3% in fiscal years 2014 and 2013, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates.

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

Recently-Issued Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue guidance in GAAP when it becomes effective for the first annual fiscal period beginning after December 15, 2016. Early adoption is not permitted. The Company has evaluated this ASU and has determined that its adoption on April 3, 2017 is not expected to have a material impact on the Company’s consolidated financial statements. The Company has also determined that all other ASUs issued through May 30, 2014 which were in effect as of that date, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 8. Financial Statements and Supplementary Data

See pages 18 and F-1 through F-17 hereof.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of March 30, 2014.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fourth fiscal quarter ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information with respect to the Company's directors and executive officers will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2014 (the "Proxy Statement") under the captions "Proposal 1 – Election of Directors" and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Board Committees and Meetings” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of March 30, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2006 Omnibus Incentive Plan	185,000	$5.76	385,702

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

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

- Report of Independent Registered Public Accounting Firm

- Consolidated Balance Sheets as of March 30, 2014 and March 31, 2013

- Consolidated Statements of Income for the Fiscal Years Ended March 30, 2014 and March 31, 2013

- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended March 30, 2014 and March 31, 2013

- Consolidated Statements of Cash Flows for the Fiscal Years Ended March 30, 2014 and March 31, 2013

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

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended March 31, 2013
Allowance for doubtful accounts	$0	$0	$0	$0
Allowance for customer deductions	$1,062	$3,832	$4,545	$349

Year Ended March 30, 2014
Allowance for doubtful accounts	$0	$73	$0	$73
Allowance for customer deductions	$349	$3,584	$3,288	$645

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (13)
3.3	—	Amended and Restated Bylaws of the Company. (12)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company. (2)
4.2	—	Instruments defining the rights of security holders are contained in the Amended and Restated Bylaws of the Company. (12)
4.3	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 14, 2012). (16)
4.4	—	Form of Incentive Stock Option Agreement. (5)
4.5	—	Form of Non-Qualified Stock Option Agreement (Employees). (5)
4.6	—	Form of Non-Qualified Stock Option Agreement (Directors). (5)
4.7	—	Form of Restricted Stock Grant Agreement (Form A). (5)
4.8	—	Form of Restricted Stock Grant Agreement (Form B). (5)
10.1	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut. (1)
10.2	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut. (3)
10.3	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman. (3)
10.4	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.5	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.6	—

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

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

By:   /s/ E. Randall Chestnut

E. Randall Chestnut

Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut	Chairman of the Board, President and Chief	June 17, 2014
E. Randall Chestnut	Executive Officer (Principal Executive Officer)

/s/ Sidney Kirschner	Director	June 17, 2014
Sidney Kirschner

/s/ Zenon S. Nie	Director	June 17, 2014
Zenon S. Nie

/s/ Donald Ratajczak	Director	June 17, 2014
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 17, 2014
Patricia Stensrud

/s/ Olivia W. Elliott	Vice President and Chief Financial Officer (Principal	June 17, 2014
Olivia W. Elliott	Financial Officer and Principal Accounting Officer)

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Crown Crafts, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of March 30, 2014 and March 31, 2013, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 30, 2014 and March 31, 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baton Rouge, Louisiana

June 17, 2014

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 30, 2014 AND MARCH 31, 2013

	March 30, 2014	March 31, 2013
	(amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$560	$340
Accounts receivable (net of allowances of $718 at March 30, 2014 and $349 at March 31, 2013):
Due from factor	20,800	21,431
Other	912	293
Inventories	13,607	10,930
Prepaid expenses	1,391	2,073
Deferred income taxes	799	160
Total current assets	38,069	35,227
Property, plant and equipment - at cost:
Vehicles	193	193
Leasehold improvements	213	216
Machinery and equipment	2,671	2,656
Furniture and fixtures	738	743
Property, plant and equipment - gross	3,815	3,808
Less accumulated depreciation	3,229	3,070
Property, plant and equipment - net	586	738
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	7,613	7,643
Finite-lived intangible assets - gross	13,024	13,054
Less accumulated amortization	7,776	7,064
Finite-lived intangible assets - net	5,248	5,990
Goodwill	1,126	1,126
Deferred income taxes	1,109	1,005
Other	77	77
Total Assets	$46,215	$44,163

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,066	$7,376
Accrued wages and benefits	2,426	1,375
Accrued royalties	1,139	971
Dividends payable	789	786
Income taxes currently payable	787	710
Other accrued liabilities	91	133
Total current liabilities	10,298	11,351

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at March 30, 2014 and March 31, 2013; Issued 11,794,070 shares at March 30, 2014 and 11,696,022 shares at March 31, 2013	118	117
Additional paid-in capital	47,162	46,219
Treasury stock - at cost - 1,932,744 shares at March 30, 2014 and 1,868,003 shares at March 31, 2013	(8,147)	(7,690)
Accumulated deficit	(3,216)	(5,834)
Total shareholders' equity	35,917	32,812
Total Liabilities and Shareholders' Equity	$46,215	$44,163

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED MARCH 30, 2014 AND MARCH 31, 2013

(amounts in thousands, except per share amounts)

	2014	2013
Net sales	$81,294	$78,416
Cost of products sold	58,760	58,649
Gross profit	22,534	19,767
Legal expense	867	302
Other Marketing and administrative expenses	12,289	11,372
Income from operations	9,378	8,093
Other income (expense):
Interest expense	(49)	(81)
Interest income	21	61
Gain (loss) on sale of property, plant and equipment	2	(84)
Other - net	(6)	29
Income before income tax expense	9,346	8,018
Income tax expense	3,575	2,907
Net income	$5,771	$5,111

Weighted average shares outstanding:
Basic	9,848	9,786
Effect of dilutive securities	10	-
Diluted	9,858	9,786

Earnings per share:
Basic	$0.59	$0.52

Diluted	$0.59	$0.52

Cash dividends declared per share	$0.32	$0.74

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FISCAL YEARS ENDED MARCH 30, 2014 AND MARCH 31, 2013

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	(Dollar amounts in thousands)
Balances - April 1, 2012	11,132,272	$111	(1,465,780)	$(5,391)	$43,664	$(3,668)	$34,716

Issuance of shares	563,750	6			1,801		1,807
Stock-based compensation					652		652
Net tax effect of stock-based compensation					102		102
Acquisition of treasury stock			(402,223)	(2,299)			(2,299)
Net income						5,111	5,111
Dividends declared						(7,277)	(7,277)

Balances - March 31, 2013	11,696,022	117	(1,868,003)	(7,690)	46,219	(5,834)	32,812

Issuance of shares	98,048	1			306		307
Stock-based compensation					604		604
Net tax effect of stock-based compensation					33		33
Acquisition of treasury stock			(64,741)	(457)			(457)
Net income						5,771	5,771
Dividends declared						(3,153)	(3,153)

Balances - March 30, 2014	11,794,070	$118	(1,932,744)	$(8,147)	$47,162	$(3,216)	$35,917

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED MARCH 30, 2014 AND MARCH 31, 2013

	2014	2013
	(amounts in thousands)
Operating activities:
Net income	$5,771	$5,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	299	232
Amortization of intangibles	758	766
Deferred income taxes	(743)	572
(Gain) loss on sale of property, plant and equipment	(2)	84
Stock-based compensation	604	652
Tax shortfall from stock-based compensation	(9)	(93)
Changes in assets and liabilities:
Accounts receivable	12	(1,401)
Inventories	(2,677)	909
Prepaid expenses	682	354
Other assets	-	30
Accounts payable	(2,310)	1,284
Accrued liabilities	1,254	623
Net cash provided by operating activities	3,639	9,123
Investing activities:
Capital expenditures for property, plant and equipment	(147)	(455)
Proceeds from disposition of assets	2	190
Capitalized costs of internally developed intangible assets	(16)	(785)
Net cash used in investing activities	(161)	(1,050)
Financing activities:
Repayments under revolving line of credit	(10,322)	(28,624)
Borrowings under revolving line of credit	10,322	28,624
Purchase of treasury stock	(457)	(2,299)
Issuance of common stock	307	1,807
Excess tax benefit from stock-based compensation	42	195
Dividends paid	(3,150)	(7,650)
Net cash used in financing activities	(3,258)	(7,947)
Net increase in cash and cash equivalents	220	126
Cash and cash equivalents at beginning of period	340	214
Cash and cash equivalents at end of period	$560	$340

Supplemental cash flow information:
Income taxes paid, net of refunds received	$4,218	$1,564
Interest paid, net of interest received	31	19

Noncash financing activity:
Dividends declared but unpaid	(789)	(786)

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended March 30, 2014 and March 31, 2013

Note 1 – Description of Business

Crown Crafts, Inc. (the “Company”) operates indirectly through its wholly-owned subsidiaries, Hamco, Inc. (“Hamco”) and Crown Crafts Infant Products, Inc. (“CCIP”), in the infant and toddler products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

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

Fiscal Year: The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2014” or “2014”, and “fiscal year 2013” or “2013” represent the 52-week periods ended March 30, 2014 and March 31, 2013, respectively.

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

Cash and Cash Equivalents: The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company’s credit facility consists of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”). The Company classifies a negative balance outstanding under this revolving line of credit as cash, as these amounts are legally owed to the Company and are available to be drawn upon by the Company daily.

Financial Instruments: For short-term instruments such as cash and cash equivalents, accounts receivable and accounts payable, the Company uses carrying value as a reasonable estimate of fair value.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold and amounted to $7.5 million and $6.8 million for fiscal years 2014 and 2013, respectively.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in other marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $747,000 and $790,000 for fiscal years 2014 and 2013, respectively.

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

Patent Costs: The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company also capitalizes legal costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of future economic benefit or a successful defense of its patents involves considerable management judgment, and an unfavorable outcome of litigation could result in a material impairment charge up to the carrying value of these assets.

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for 2014 and 2013 are as follows (in thousands):

	2014	2013
Bedding, blankets and accessories	$58,332	$55,677
Bibs, bath and disposable products	22,962	22,739
Total net sales	$81,294	$78,416

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances. Such amount is presented as a current asset in the accompanying consolidated balance sheets and is a direct determinant of cost of products sold in the accompanying consolidated statements of income and, therefore, has a significant impact on the amount of net income in the reported accounting periods. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs to design, develop, source and store the product until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.

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

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company’s accounts receivable at March 30, 2014 amounted to $21.7 million, net of allowances of $718,000. Of this amount, $20.8 million was due from CIT under the factoring agreements, and an additional $337,000 was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $21.1 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state general examination or other adjustment as of March 30, 2014 were the tax years ended April 3, 2011, April 1, 2012, March 31, 2013 and March 30, 2014, as well as the tax year ended March 28, 2010 for several states.

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

Recently-Issued Accounting Standards: On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue guidance in GAAP when it becomes effective on the first day of the fiscal year beginning after December 15, 2016. Early adoption is not permitted. The Company has evaluated this ASU and has determined that its adoption on April 3, 2017 is not expected to have a material impact on the Company’s consolidated financial statements. The Company has also determined that all other ASUs issued which were in effect, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 - Financing Arrangements

Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, the Company would either assume the credit risk for shipments to the customer after the date of such termination or limitation or cease shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $461,000 and $455,000 during fiscal years 2014 and 2013, respectively. There were no advances on the factoring agreements at either March 30, 2014 or March 31, 2013.

Credit Facility: The Company’s credit facility at March 30, 2014 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement matures on July 11, 2016 and is secured by a first lien on all assets of the Company. At March 30, 2014, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.00%, which was 1.25% at March 30, 2014, on daily negative balances held at CIT.

Under the financing agreement, a monthly fee is assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $41,000 and $64,000 during fiscal years 2014 and 2013, respectively. At March 30, 2014, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $24.7 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of March 30, 2014.

Note 4 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired by the Company in business combinations. The Company considers its wholly-owned subsidiaries, CCIP and Hamco, to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company as of March 30, 2014 and March 31, 2013 amounted to $24.0 million and is reported in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

The Company tests the fair value of the goodwill, if any, within its reporting units annually as of the first day of the Company’s fiscal year. An additional interim impairment test must be performed during the year whenever an event or change in circumstances occurs that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value. The annual or interim impairment test is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such qualitative factors so indicate, then the impairment test is continued in a two-step approach. The first step is the estimation of the fair value of each reporting unit. If step one indicates that the fair value of the reporting unit exceeds its carrying value, then a potential impairment exists, and the second step is then performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation. The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of April 1, 2013 and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets:     Other intangible assets as of March 30, 2014 consisted primarily of the capitalized costs of acquired businesses, other than tangible assets, goodwill and assumed liabilities. The carrying amount and accumulated amortization of the Company’s other intangible assets as of March 30, 2014 and March 31, 2013, the amortization expense for the fiscal years then ended and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

	Carrying Amount		Accumulated Amortization		Amortization Expense Fiscal Year Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Tradename and trademarks	$1,987	$2,033	$669	$582	$133	$164
Licenses and designs	3,571	3,571	3,571	3,569	2	8
Non-compete covenants	454	454	391	336	55	55
Patents	1,601	1,585	242	157	85	56
Customer relationships	5,411	5,411	2,903	2,420	483	483
Total other intangible assets	$13,024	$13,054	$7,776	$7,064	$758	$766

Classification within the accompanying consolidated statements of income:
Cost of products sold					$57	$63
Other marketing and administrative expenses					701	703
Total amortization expense					$758	$766

The Company estimates that its amortization expense will be $741,000, $729,000, $729,000, $572,000 and $351,000 in fiscal years 2015, 2016, 2017, 2018 and 2019, respectively.

Note 5 – Churchill Property

During the fiscal year 2008, the operations of Churchill Weavers, Inc. (“Churchill”), at the time a wholly-owned subsidiary of the Company, ceased and all employees were terminated. The Company had actively marketed Churchill’s land and building since that time, and the property was sold in March 2013. The Company recorded impairment charges associated with the property during fiscal years 2009, 2010 and 2011 as the Company made successive determinations that the fair value of the property had fallen below its carrying value. Through April 1, 2012, the Company had recorded the Churchill property at fair value, less an estimate of the costs of sale, had classified the property as assets held for sale in the Company’s consolidated balance sheets and had classified the costs to maintain the property and the impairment charges as discontinued operations in the consolidated statements of income. Effective as of April 2, 2012, accounting guidelines required the Company to record the costs associated with the property within continuing operations in the accompanying consolidated statements of income for all periods presented.

The amounts recorded upon the sale of the Churchill property are set forth below (in thousands):

Gross proceeds of sale	$200
Expenses associated with sale	34

Amount realized	166
Carrying value of property	263

Loss on sale of Churchill property	$(97)

Note 6 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “401(k) Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The 401(k) Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the 401(k) Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Company’s Board of Directors (the “Board”) determines the portion, if any, of employee contributions that will be matched by the Company. For calendar years 2013 and 2012, the employer matching contributions represented an amount equal to 100% of the first 2% of employee contributions and 50% of the next 1% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account that represent the matching employer portion of their account, then the unvested portion of the matching employer portion of their account is forfeited when they take a distribution of their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company's matching contribution to the 401(k) Plan, net of the utilization of forfeitures, was $153,000 and $151,000 for fiscal years 2014 and 2013, respectively.

Note 7 – Inventories

Major classes of inventory were as follows (in thousands):

	March 30, 2014	March 31, 2013
Raw Materials	$47	$43
Finished Goods	13,560	10,887
Total inventory	$13,607	$10,930

Note 8 – Income Taxes

The Company’s income tax provision for fiscal years 2014 and 2013 is summarized below (in thousands):

	Fiscal year ended March 30, 2014
	Current	Deferred	Total
Federal	$3,571	$(628)	$2,943
State	750	(115)	635
Other - net, including foreign	(3)	-	(3)
Income tax expense (benefit)	4,318	(743)	3,575

Income tax reported in stockholders' equity related to stock-based compensation	(33)	-	(33)
Total	$4,285	$(743)	$3,542

	Fiscal year ended March 31, 2013
	Current	Deferred	Total
Federal	$1,993	$482	$2,475
State	327	90	417
Other - net, including foreign	15	-	15
Income tax expense	2,335	572	2,907

Income tax reported in stockholders' equity related to stock-based compensation	(102)	-	(102)
Total	$2,233	$572	$2,805

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 30, 2014 and March 31, 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Employee wage and benefit accruals	$849	$450
Accounts receivable and inventory reserves	356	178
Deferred rent	6	41
Intangible assets	890	823
State net operating loss carryforwards	904	1,036
Stock-based compensation	391	318
Total gross deferred tax assets	3,396	2,846
Less valuation allowance	(904)	(1,036)
Deferred tax assets after valuation allowance	2,492	1,810

Deferred tax liabilities:
Prepaid expenses	(412)	(540)
Property, plant and equipment	(172)	(105)
Total deferred tax liabilities	(584)	(645)
Net deferred income tax assets	$1,908	$1,165

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of March 30, 2014 and March 31, 2013 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

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

The Company's provision for income taxes on continuing operations is based upon effective tax rates of 38.3% and 36.3% in fiscal years 2014 and 2013, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2014 and 2013 (in thousands):

	2014	2013
Tax expense at statutory rate (34%)	$3,178	$2,726
State income taxes, net of Federal income tax benefit	419	275
Tax credits	(12)	(13)
Net tax effect of expenses deductible only for tax purposes	(7)	(90)
Other - net, including foreign	(3)	9
Income tax expense	$3,575	$2,907

Note 9 – Stock-based Compensation

The stockholders of the Company approved the 2006 Omnibus Incentive Plan (the “Plan”), which is an incentive stock plan that is intended to attract and retain directors, officers and employees of the Company and to motivate those individuals to achieve the overall goal of increasing stockholder value. The Plan was adopted to create a mechanism for long-term, equity-based incentive compensation for its non-employee directors and certain employees. Awards granted under the Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the Plan. The Plan is administered by the Compensation Committee of the Board, which selects eligible employees and non-employee directors to participate in the Plan and determines the type, amount, duration and other terms of such awards. At March 30, 2014, 385,702 shares of the Company’s common stock were available for future issuance under the Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $604,000 and $652,000 of stock-based compensation during fiscal years 2014 and 2013, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of March 30, 2014.

Stock Options: The following table represents stock option activity for fiscal years 2014 and 2013:

	Fiscal Year Ended March 30, 2014		Fiscal Year Ended March 31, 2013
	Weighted-Average Exercise Price	Number of Options Outstanding	Weighted-Average Exercise Price	Number of Options Outstanding
Outstanding at Beginning of Period	$5.23	145,000	$3.57	573,000
Granted	6.14	100,000	5.42	110,000
Exercised	5.12	(60,000)	3.46	(521,750)
Expired	-	-	0.71	(1,250)
Forfeited	-	-	5.22	(15,000)
Outstanding at End of Period	5.76	185,000	5.23	145,000
Exercisable at End of Period	5.16	35,000	-	-

The total intrinsic value of the stock options exercised during fiscal years 2014 and 2013 was $126,000 and $1.2 million, respectively. As of March 30, 2014, the intrinsic value of the outstanding and exercisable stock options was $383,000 and $94,000, respectively.

The Company received no cash from the exercise of stock options during fiscal year 2014 and received cash in the amount of $98,000 from the exercise of stock options during fiscal year 2013. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $49,000 and $437,000 to remit the required income tax withholding amounts from “cashless” option exercises during fiscal years 2014 and 2013, respectively. Thus, the Company’s net outflow of cash upon the exercise of stock options was $49,000 and $339,000 during fiscal years 2014 and 2013, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine that fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during fiscal years 2014 and 2013, which options vest over a two-year period, assuming continued service.

	2014	2013
Options issued	100,000	110,000
Grant Date	June 14, 2013	June 13, 2012
Dividend yield	5.21%	5.90%
Expected volatility	35.00%	65.00%
Risk free interest rate	0.49%	0.55%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$6.14	$5.42
Fair value	$0.98	$1.84

For the fiscal years ended March 30, 2014 and March 31, 2013, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended March 30, 2014
Options Granted in Fiscal Year	Cost of Products Sold	Other Marketing & Administrative Expenses	Total Expense
2012	$13	$11	$24
2013	46	46	92
2014	18	18	36

Total stock option compensation	$77	$75	$152

	Fiscal Year Ended March 31, 2013
Options Granted in Fiscal Year	Cost of Products Sold	Other Marketing & Administrative Expenses	Total Expense
2011	$13	$13	$26
2012	54	46	100
2013	34	34	68

Total stock option compensation	$101	$93	$194

A summary of stock options outstanding and exercisable at March 30, 2014 is as follows:

Exercise Price	Number of Options Outstanding	Weighted Avg. Remaining Contractual Life in Years	Weighted Avg. Exercise Price of Options Outstanding	Number of Options Exercisable	Weighted Avg. Exercise Price of Options Exercisable
$4.81	15,000	7.20	$4.81	15,000	$4.81
$5.42	70,000	8.21	$5.42	20,000	$5.42
$6.14	100,000	9.21	$6.14	-	$-
	185,000	8.67	$5.76	35,000	$5.16

As of March 30, 2014, total unrecognized stock-option compensation costs amounted to $86,000, which will be recognized as the underlying stock options vest over a weighted-average period of 6.5 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number Of Shares	Weighted-Average Fair Value per Share	Three-Month Period Ended
28,000	$6.67	September 29, 2013
42,000	5.62	September 30, 2012
30,000	4.44	October 2, 2011
30,000	4.36	September 26, 2010

These shares vest over a two-year period, assuming continued service. The fair value of non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant.

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

In connection with this performance bonus plan, during fiscal year 2014, the Company, in respect of fiscal year 2013, granted to certain executive officers 17,048 shares of common stock with a value of $93,000 and a cash award of $258,000.  Of the total compensation expense of $351,000, $196,000 and $155,000 were recognized during fiscal years 2014 and 2013, respectively. Although there are restrictions as to the subsequent transfer of the shares of stock awarded, ownership in the stock was vested upon issuance. To satisfy the income tax withholding obligations that arose from the issuance of the shares, the employees surrendered 8,549 shares to the Company and the Company paid $54,000 to the appropriate taxing authorities on their behalf.

The performance bonus plan, as amended in September 2013, provides that any shares of common stock that may be awarded in the future will vest over a two-year service period. This revision to the performance bonus plan, along with the requirement that awards now be made solely in shares of common stock, will provide that the compensation expense associated with performance bonus plan awards will be recognized ratably over a three-year period – the fiscal year in which the award is earned, plus the two-year vesting period. The Company recognized compensation expense in the amount of $354,000 during fiscal year 2014 in respect of awards earned pursuant to the performance bonus plan for fiscal year 2014.

For the fiscal year ended March 30, 2014, the Company recognized compensation expense associated with non-vested stock grants, which is included in other marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Fiscal Year Ended March 30, 2014
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense
2011	$182	$-	$182
2012	-	22	22
2013	-	92	92
2014	93	63	156

Total stock grant compensation	$275	$177	$452

For the fiscal year ended March 31, 2013, the Company recognized compensation expense associated with non-vested stock grants, which is included in other marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Fiscal Year Ended March 31, 2013
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense
2011	$295	$18	$313
2012	-	66	66
2013	-	79	79

Total stock grant compensation	$295	$163	$458

As of March 30, 2014, total unrecognized compensation expense related to the Company’s non-vested stock grants was $369,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 1.26 years. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unvested grants as of such individual’s separation date.

Note 10 – Stockholders’ Equity

Dividends: The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Aggregate cash dividends of $0.32 and $0.74 per share, amounting to $3.2 million and $7.3 million, were declared during fiscal years 2014 and 2013, respectively. Cash dividends declared during 2013 included a special cash dividend paid during the three-month period ended December 30, 2012 of $0.50 per share. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of stock. In this manner, the Company acquired 65,000 treasury shares during the fiscal year ended March 30, 2014 at a weighted-average market value of $7.07 per share and acquired 402,000 treasury shares during the fiscal year ended March 31, 2013 at a weighted-average market value of $5.71 per share.

Note 11 - Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended March 30, 2014 and March 31, 2013.

	2014	2013

Wal-Mart Stores, Inc.	41%	38%
Toys R Us	19%	17%
Target Corporation	*	10%
*	Amount represented less than 10% of the Company's gross sales for this fiscal year.

Note 12 – Commitments and Contingencies

Total rent expense was $1.4 million and $1.6 million during fiscal years 2014 and 2013, respectively. The Company’s commitment for minimum guaranteed rental payments under its lease agreements as of March 30, 2014 is $6.4 million, consisting of $1.2 million due in fiscal year 2015, $1.0 million due in each of fiscal years 2016, 2017, 2018, 2019 and 2020, and $173,000 due in fiscal year 2021.

Total royalty expense was $7.5 million and $6.8 million for fiscal years 2014 and 2013, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of March 30, 2014 is $6.2 million, consisting of $3.2 million, $2.9 million and $38,000 due in fiscal years 2015, 2016 and 2017, respectively.

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims. The Company and CCIP filed a motion for summary judgment of non-infringement on May 14, 2012. On July 25, 2012, the Court entered an order denying that motion without prejudice to refiling it at the close of discovery. In doing so, the Court did not rule on the merits of the Company’s motion, but instead determined that further discovery was required before a motion for summary judgment could be decided. Discovery accordingly resumed; however, on August 6, 2013, upon becoming concerned that the costs of discovery and litigation were quickly surpassing the amount in controversy, the Court ordered a temporary stay of all discovery.

CCIP was granted a patent in September 2013 related to its mesh crib liner by the United States Patent and Trademark Office and has capitalized $58,000 of costs associated with applying for this patent. In addition, the Company’s policy is to capitalize legal and other costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. In this regard, as of March 30, 2014, CCIP has capitalized legal and other costs in the amount of $990,000 associated with its defense of the BreathableBaby complaint into the intangible asset related to the patent for its own mesh crib liner. The Company’s is amortizing the patent application costs and the litigation costs associated with CCIP’s mesh crib liner over the expected life of the patent. An unfavorable outcome of the Breathablebaby litigation could result in an impairment charge of up to the $1.0 million carrying value of CCIP’s mesh crib liner.

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

Note 13 – Subsequent Events

The Company has evaluated events that have occurred between March 30, 2014 and the date that the accompanying financial statements were issued, and has determined that there are no material subsequent events that require disclosure.