Form 10-Q
period 2014-06-29
CROWN CRAFTS INC
filed 2014-08-13
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of August 12, 2014 was 10,077,558.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2014 AND MARCH 30, 2014

	June 29, 2014
	(Unaudited)	March 30, 2014
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$6,219	$560
Accounts receivable (net of allowances of $559 at June 29, 2014 and $718 at March 30, 2014):
Due from factor	13,990	20,800
Other	809	912
Inventories	18,042	13,607
Prepaid expenses	967	1,391
Deferred income taxes	852	799
Total current assets	40,879	38,069
Property, plant and equipment - at cost:
Vehicles	192	193
Leasehold improvements	213	213
Machinery and equipment	2,717	2,671
Furniture and fixtures	738	738
Property, plant and equipment - gross	3,860	3,815
Less accumulated depreciation	3,309	3,229
Property, plant and equipment - net	551	586
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	7,613	7,613
Finite-lived intangible assets - gross	13,024	13,024
Less accumulated amortization	7,970	7,776
Finite-lived intangible assets - net	5,054	5,248
Goodwill	1,126	1,126
Deferred income taxes	1,354	1,109
Other	91	77
Total Assets	$49,055	$46,215

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,588	$5,066
Accrued wages and benefits	2,157	2,426
Accrued royalties	1,311	1,139
Dividends payable	804	789
Income taxes currently payable	696	787
Other accrued liabilities	104	91
Total current liabilities	12,660	10,298

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at June 29, 2014 and March 30, 2014; Issued 11,982,302 shares at June 29, 2014 and 11,794,070 shares at March 30, 2014	120	118
Additional paid-in capital	47,739	47,162
Treasury stock - at cost - 1,932,744 shares at June 29, 2014 and March 30, 2014	(8,147)	(8,147)
Accumulated deficit	(3,317)	(3,216)
Total shareholders' equity	36,395	35,917
Total Liabilities and Shareholders' Equity	$49,055	$46,215

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE-MONTH PERIODS ENDED JUNE 29, 2014 AND JUNE 30, 2013

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	June 29, 2014	June 30, 2013

Net sales	$15,704	$16,613
Cost of products sold	11,422	12,119
Gross profit	4,282	4,494
Legal expense	192	259
Other Marketing and administrative expenses	2,970	2,911
Income from operations	1,120	1,324
Other income (expense):
Interest expense	(8)	(21)
Interest income	10	9
Other - net	5	(3)
Income before income tax expense	1,127	1,309
Income tax expense	424	487
Net income	$703	$822

Weighted average shares outstanding:
Basic	9,985	9,828
Effect of dilutive securities	44	12
Diluted	10,029	9,840

Earnings per share:
Basic	$0.07	$0.08

Diluted	$0.07	$0.08

Cash dividends declared per share	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE-MONTH PERIODS ENDED JUNE 29, 2014 AND JUNE 30, 2013

	Three-Month Periods Ended
	June 29, 2014	June 30, 2013
	(amounts in thousands)
Operating activities:
Net income	$703	$822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	80	76
Amortization of intangibles	194	183
Deferred income taxes	(298)	1
Stock-based compensation	215	193
Tax shortfall from stock-based compensation	-	(4)
Changes in assets and liabilities:
Accounts receivable	6,913	6,828
Inventories	(4,435)	(4,187)
Prepaid expenses	424	74
Other assets	(14)	-
Accounts payable	2,522	(917)
Accrued liabilities	179	306
Net cash provided by operating activities	6,483	3,375
Investing activities:
Capital expenditures for property, plant and equipment	(45)	(19)
Capitalized costs of internally developed intangible assets	-	(16)
Net cash used in investing activities	(45)	(35)
Financing activities:
Repayments under revolving line of credit	-	(9,947)
Borrowings under revolving line of credit	-	9,947
Purchase of treasury stock	-	(55)
Issuance of common stock	-	51
Excess tax benefit from stock-based compensation	10	-
Dividends paid	(789)	(786)
Net cash used in financing activities	(779)	(790)
Net increase in cash and cash equivalents	5,659	2,550
Cash and cash equivalents at beginning of period	560	340
Cash and cash equivalents at end of period	$6,219	$2,890

Supplemental cash flow information:
Income taxes paid, net of refunds received	$804	$705
Interest paid, net of interest received	3	12

Noncash financing activity:
Dividends declared but unpaid	(804)	(786)
Compensation paid in common stock	354	-

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIODS ENDED JUNE 29, 2014 AND JUNE 30, 2013

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 29, 2014 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended June 29, 2014 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 29, 2015. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 30, 2014.

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2015” or “2015” represent the 52-week period ending March 29, 2015 and references herein to “fiscal year 2014” or “2014” represent the 52-week period ended March 30, 2014.

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

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three-month periods ended June 29, 2014 and June 30, 2013 are as follows (in thousands):

	Three-Month Periods Ended
	June 29, 2014	June 30, 2013
Bedding, blankets and accessories	$10,801	$11,298
Bibs, bath and disposable products	4,903	5,315
Total net sales	$15,704	$16,613

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $234,000 and $221,000 for the three-month periods ended June 29, 2014 and June 30, 2013, respectively.

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

To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable to evaluate the adequacy of the Company’s allowance for doubtful accounts, which is accomplished by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company’s accounts receivable as of June 29, 2014 was $14.8 million, net of allowances of $559,000. Of this amount, $14.0 million was due from CIT under the factoring agreements, and an additional $6.1 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $20.1 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

Patent Costs: The Company incurs certain legal and associated costs in connection with its patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or an alternative future use for the underlying product is available to the Company. The Company also capitalizes legal and other costs incurred in the protection or defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful outcome of the litigation is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of the future economic benefit of its patents and its evaluation of the probability of a successful outcome of litigation associated with its patents involves considerable management judgment, and a different conclusion could result in a material impairment charge amounting to the carrying value of these assets.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of sales in the accompanying consolidated statements of income and amounted to $1.4 million and $1.5 million for the three-month periods ended June 29, 2014 and June 30, 2013, respectively.

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

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal or state general examination or other adjustment as of June 29, 2014 were the fiscal years ended April 3, 2011, April 1, 2012, March 31, 2013 and March 30, 2014, as well as the fiscal year ended March 28, 2010 for several states.

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

Recently-Issued Accounting Standards: On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue guidance in GAAP when it becomes effective on the first day of the fiscal year beginning after December 15, 2016. Early adoption is not permitted. The Company has evaluated this ASU and has determined that its adoption on April 3, 2017 is not expected to have a material impact on the Company’s consolidated financial statements. The Company has also determined that all other ASU’s issued which were in effect, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The Company considers its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. ("CCIP") and Hamco, Inc. ("Hamco") to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company as of June 29, 2014 and March 30, 2014 amounted to $24.0 million, and is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of March 31, 2014, and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets: Other intangible assets at June 29, 2014 consisted primarily of the fair value of net identifiable assets acquired in business combinations, other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of June 29, 2014 and March 30, 2014, the amortization expense for the three-month periods ended June 29, 2014 and June 30, 2013 and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended
	June 29, 2014	March 30, 2014	June 29, 2014	March 30, 2014	June 29, 2014	June 30, 2013
Tradename and trademarks	$1,987	$1,987	$702	$669	$33	$33
Licenses and designs	3,571	3,571	3,571	3,571	-	2
Non-compete covenants	454	454	405	391	14	14
Patents	1,601	1,601	269	242	27	14
Customer relationships	5,411	5,411	3,023	2,903	120	120
Total other intangible assets	$13,024	$13,024	$7,970	$7,776	$194	$183

Classification within the accompanying consolidated statements of income:
Cost of products sold	$14	$16
Other marketing and administrative expenses	180	167
Total amortization expense	$194	$183

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	June 29, 2014	March 30, 2014
Raw Materials	$47	$47
Finished Goods	17,995	13,560
Total inventory	$18,042	$13,607

Note 4 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $107,000 and $85,000 for the three-month periods ended June 29, 2014 and June 30, 2013, respectively. There were no advances from the factor at either June 29, 2014 or March 30, 2014.

Credit Facility:     The Company’s credit facility at June 29, 2014 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement matures on July 11, 2016 and is secured by a first lien on all assets of the Company. As of June 29, 2014, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.00%, which was 1.25% at June 29, 2014, on daily cash balances held at CIT.

Under the financing agreement, a fee is assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $8,000 and $16,000 for the three-month periods ended June 29, 2014 and June 30, 2013, respectively. At June 29, 2014, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $20.7 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of June 29, 2014.

Note 5 – Stock-based Compensation

As of June 29, 2014, the Company maintained the 2006 Omnibus Incentive Plan (the “2006 Plan”), under which 32,470 shares of the Company’s common stock were available for future issuance. At the 2014 Annual Meeting of Stockholders of the Company held on August 12, 2014, the Company’s stockholders approved a proposal to adopt the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”), which authorizes 1.2 million shares of the Company’s common stock for future issuance and which prohibits any additional grants under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of stock (including restricted shares), stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, consultants, advisors and non-employee directors to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $215,000 and $193,000 of stock-based compensation expense during the three-month periods ended June 29, 2014 and June 30, 2013, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of June 29, 2014.

Stock Options: The following table represents stock option activity for the three-month periods ended June 29, 2014 and June 30, 2013:

	Three-Month Period Ended June 29, 2014		Three-Month Period Ended June 30, 2013
	Weighted-Average	Number of Options	Weighted-Average	Number of Options
	Exercise Price	Outstanding	Exercise Price	Outstanding
Outstanding at Beginning of Period	$5.76	185,000	$5.23	145,000
Granted	7.90	165,000	6.14	100,000
Exercised	-	-	5.12	(10,000)
Outstanding at End of Period	6.77	350,000	5.62	235,000
Exercisable at End of Period	5.62	135,000	5.13	85,000

As of June 29, 2014, the intrinsic value of the outstanding and exercisable stock options was $406,000 and $312,000, respectively. No stock options were exercised during the three-month period ended June 29, 2014. During the three-month period ended June 30, 2013, the Company received no cash from the exercise of stock options and the total intrinsic value of the stock options exercised was $9,000. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $4,000 to remit the required income tax withholding amounts from “cashless” option exercises during the three-month period ended June 30, 2013.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the three-month periods ended June 29, 2014 and June 30, 2013, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	June 29, 2014	June 30, 2013
Options issued	165,000	100,000
Grant Date	June 18, 2014	June 14, 2013
Dividend yield	4.05%	5.21%
Expected volatility	30.00%	35.00%
Risk free interest rate	0.95%	0.49%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$7.90	$6.14
Fair value	$1.19	$0.98

For the three-month periods ended June 29, 2014 and June 30, 2013, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended June 29, 2014			Three-Month Period Ended June 30, 2013
	Cost of	Marketing &		Cost of	Other Marketing
Options Granted in Fiscal	Products	Administrative	Total	Products	& Administrative	Total
Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2012	$-	$-	$-	$14	$11	$25
2013	12	12	24	14	14	28
2014	7	7	14	1	1	2
2015	2	2	4	-	-	-

Total stock option compensation	$21	$21	$42	$29	$26	$55

As of June 29, 2014, total unrecognized stock option compensation expense amounted to $240,000, which will be recognized as the underlying stock options vest over a weighted-average period of 1.24 years. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Three-Month Period Ended
28,000	$6.67	September 29, 2013
42,000	$5.62	September 30, 2012
30,000	$4.44	October 2, 2011

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

Performance Bonus Plan:  The Company maintains a performance bonus plan for certain executive officers that provides for awards of shares of common stock in the event that the aggregate average market value of the common stock during the relevant fiscal year, plus the amount of cash dividends paid in respect of the common stock during such period, increases. These individuals may instead be awarded cash, if and to the extent that insufficient shares of common stock are available for issuance from all shareholder-approved, equity-based plans or programs of the Company in effect. The performance bonus plan also imposes individual limits on awards and provides that shares of common stock that may be awarded will vest over a two-year period. Compensation expense associated with performance bonus plan awards are recognized over a three-year period – the fiscal year in which the award is earned, plus the two-year vesting period.

In respect of awards earned pursuant to the performance bonus plan for fiscal year 2014, the Company awarded 188,232 shares of common stock during the three-month period ended June 29, 2014. In connection with these awards, the Company recognized compensation expense of $354,000 during fiscal year 2014 and will recognize, on a straight-line basis, $354,000 in compensation expense during each of fiscal years 2015 and 2016.

For the three-month periods ended June 29, 2014 and June 30, 2013, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended June 29, 2014			Three-Month Period Ended June 30, 2013
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$41	$-	$41	$43	$-	$43
2012	-	-	-	-	17	17
2013	-	20	20	-	29	29
2014	-	23	23	49	-	49
2015	89	-	89	-	-	-

Total stock grant compensation	$130	$43	$173	$92	$46	$138

As of June 29, 2014, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $905,000, which will be recognized over the respective vesting terms associated with each of the blocks of non-vested stock grants indicated above, such grants having an aggregate weighted-average vesting term of 1.27 years. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has received non-vested stock grants that remain non-vested as of such individual’s separation date.

Note 6 – Contingencies

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims. Discovery in the case has concluded, and cross-motions for summary judgment by both parties are scheduled to be heard by the Court on September 24, 2014.

CCIP was granted a patent in September 2013 related to its mesh crib liner with the United States Patent and Trademark Office and has capitalized $58,000 of costs associated with this patent application as of June 29, 2014. In addition, the Company’s policy is to capitalize legal and other costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. In this regard, as of June 29, 2014, CCIP had capitalized legal and other costs in the amount of $990,000 associated with its defense of the BreathableBaby complaint into the intangible asset related to the patent for its own mesh crib liner. The Company is amortizing the combined patent application costs and litigation costs associated with CCIP’s mesh crib liner over the expected life of the patent. An unfavorable outcome of the BreathableBaby litigation could result in an impairment charge of up to the $1.0 million carrying value of CCIP’s mesh crib liner.

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

Note 7 – Subsequent Events

The Company has evaluated events which have occurred between June 29, 2014 and the date that the accompanying consolidated financial statements were issued, and has determined that it has disclosed the material subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates indirectly through its wholly-owned subsidiaries, CCIP and Hamco, in the infant, toddler and juvenile products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company’s products are manufactured primarily in Asia and marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three-month periods ended June 29, 2014 and June 30, 2013 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended
	June 29, 2014	June 30, 2013	Change	Change
Net sales by category
Bedding, blankets and accessories	$10,801	$11,298	$(497)	-4.4%
Bibs, bath and disposable products	4,903	5,315	(412)	-7.8%
Total net sales	15,704	16,613	(909)	-5.5%
Cost of products sold	11,422	12,119	(697)	-5.8%
Gross profit	4,282	4,494	(212)	-4.7%
% of net sales	27.3%	27.1%
Marketing and administrative expenses	3,162	3,170	(8)	-0.3%
% of net sales	20.1%	19.1%
Interest expense	8	21	(13)	-61.9%
Other income	15	6	9	150.0%
Income tax expense	424	487	(63)	-12.9%
Net income	703	822	(119)	-14.5%
% of net sales	4.5%	4.9%

Net Sales: Sales of $15.7 million were lower for the three-month period ended June 29, 2014 compared with the same period in the prior year, having decreased 5.5%, or $909,000. Sales were impacted by lower replenishment orders from the Company’s retail customers as they sought to maintain lower inventory levels. Also, initial set orders from a major retail customer were lower in the current year as some items from the customer’s modular set from the prior year were not refreshed with new products.

Gross Profit: Gross profit increased as a percentage of net sales, from 27.1% to 27.3%, but decreased in amount by $212,000 for the three-month period of fiscal year 2015 compared with the same period of fiscal year 2014, which was associated with the reduction in net sales.

Marketing and Administrative Expenses: Marketing and administrative expenses for the three months ended June 29, 2014 decreased slightly in amount, but increased as a percentage of net sales as compared to the same period of the prior year.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate of 37.6% and 37.2% for fiscal years 2015 and 2014, respectively. Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2015, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income, the amount of certain expenses that are not deductible for tax purposes and the amount of certain tax credits.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended June 29, 2014, net cash provided by operating activities increased from $3.4 million to $6.5 million compared with the three-month period ended June 30, 2013, due primarily to a higher increase in accounts payable in the current year.

Net cash used in investing activities was nearly unchanged, having increased to $45,000 in the current year from $35,000 in the prior year.

Net cash used in financing activities was nearly unchanged, having decreased to $779,000 in the current year from $790,000 in the prior year, and was primarily associated with the payment of dividends in both periods.

From June 30, 2013 to June 29, 2014, the Company’s cash balances increased by $3.3 million. At June 29, 2014, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $20.7 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $107,000 and $85,000 for the three-month periods ended June 29, 2014 and June 30, 2013, respectively. There were no advances from the factor at either June 29, 2014 or March 30, 2014.

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

During the three-month period ended June 29, 2014, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

BreathableBaby filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. The Company believes that it has meritorious defenses to the claims asserted in the complaint, and the Company intends to defend itself vigorously against all such claims. Discovery in the case has concluded, and cross-motions for summary judgment by both parties are scheduled to be heard by the Court on September 24, 2014.

In addition to the legal proceedings referenced above, the Company is, from time to time, involved in various other legal and regulatory proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 30, 2014, except for the following risk factor, which is restated in its entirety as set forth below:

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

Other entities could also claim that the Company is infringing upon their intellectual property rights, and some of these claims could lead to a civil complaint. In that regard, the Company and CCIP have been in protracted litigation with BreathableBaby, which has alleged that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology.

An unfavorable outcome in any litigation involving the Company’s intellectual property, including the BreathableBaby litigation, could result in any or all of the following: (i) civil judgments against the Company, which could require the payment of royalties on both past and future sales of certain products, as well as plaintiff’s attorneys’ fees and other litigation costs; (ii) impairment charges of up to the carrying value of the Company’s intellectual property rights; (iii) restrictions on the ability of the Company to sell certain of its products; (iv) legal and other costs associated with investigations and litigation; and (v) the Company’s competitive position could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended June 29, 2014, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: August 13, 2014	/s/ Olivia W. Elliott
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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended June 29, 2014, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)    Unaudited Condensed Consolidated Statements of Income;

(ii)   Unaudited Condensed Consolidated Balance Sheets;

(iii)  Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv)  Notes to Unaudited Condensed Consolidated Financial Statements.

(1)      Filed herewith.