Form 10-Q
period 2014-09-28
CROWN CRAFTS INC
filed 2014-11-12
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 31, 2014 was 10,077,558.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2014 AND MARCH 30, 2014

	September 28, 2014
	(Unaudited)	March 30, 2014
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$2,203	$560
Accounts receivable (net of allowances of $599 at September 28, 2014 and $718 at March 30, 2014):
Due from factor	17,715	20,800
Other	1,229	912
Inventories	19,055	13,607
Prepaid expenses	1,087	1,391
Deferred income taxes	1,035	799
Total current assets	42,324	38,069
Property, plant and equipment - at cost:
Vehicles	193	193
Leasehold improvements	213	213
Machinery and equipment	2,791	2,671
Furniture and fixtures	738	738
Property, plant and equipment - gross	3,935	3,815
Less accumulated depreciation	3,381	3,229
Property, plant and equipment - net	554	586
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	7,613	7,613
Finite-lived intangible assets - gross	13,024	13,024
Less accumulated amortization	8,153	7,776
Finite-lived intangible assets - net	4,871	5,248
Goodwill	1,126	1,126
Deferred income taxes	1,209	1,109
Other	112	77
Total Assets	$50,196	$46,215

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,707	$4,730
Accrued wages and benefits	1,456	2,426
Accrued litigation costs	1,437	336
Accrued royalties	1,910	1,139
Dividends payable	806	789
Income taxes currently payable	70	787
Other accrued liabilities	160	91
Total current liabilities	13,546	10,298

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at September 28, 2014 and March 30, 2014; Issued 12,010,302 shares at September 28, 2014 and 11,794,070 shares at March 30, 2014	120	118
Additional paid-in capital	47,970	47,162
Treasury stock - at cost - 1,932,744 shares at September 28, 2014 and March 30, 2014	(8,147)	(8,147)
Accumulated deficit	(3,293)	(3,216)
Total shareholders' equity	36,650	35,917
Total Liabilities and Shareholders' Equity	$50,196	$46,215

 See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Net sales	$20,441	$20,051	$36,145	$36,664
Cost of products sold	14,595	14,324	26,017	26,443
Gross profit	5,846	5,727	10,128	10,221
Legal expense	1,109	298	1,301	557
Other Marketing and administrative expenses	3,398	3,584	6,368	6,495
Income from operations	1,339	1,845	2,459	3,169
Other income (expense):
Interest expense	(9)	(9)	(17)	(30)
Interest income	6	4	16	13
Other - net	(15)	(12)	(10)	(15)
Income before income tax expense	1,321	1,828	2,448	3,137
Income tax expense	491	686	915	1,173
Net income	$830	$1,142	$1,533	$1,964

Weighted average shares outstanding:
Basic	10,064	9,848	10,025	9,838
Effect of dilutive securities	37	16	41	13
Diluted	10,101	9,864	10,066	9,851

Earnings per share:
Basic	$0.08	$0.12	$0.15	$0.20

Diluted	$0.08	$0.12	$0.15	$0.20

Cash dividends declared per share	$0.08	$0.08	$0.16	$0.16

 See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX-MONTH PERIODS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013

	Six-Month Periods Ended
	September 28, 2014	September 29, 2013
	(amounts in thousands)
Operating activities:
Net income	$1,533	$1,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	152	151
Amortization of intangibles	377	369
Deferred income taxes	(336)	(334)
Stock-based compensation	427	356
Tax shortfall from stock-based compensation	-	(9)
Changes in assets and liabilities:
Accounts receivable	2,768	4,709
Inventories	(5,448)	(4,103)
Prepaid expenses	304	723
Other assets	(35)	(1)
Accounts payable	2,960	(1,478)
Accrued liabilities	625	756
Net cash provided by operating activities	3,327	3,103
Investing activities:
Capital expenditures for property, plant and equipment	(120)	(26)
Capitalized costs of internally developed intangible assets	-	(16)
Net cash used in investing activities	(120)	(42)
Financing activities:
Repayments under revolving line of credit	-	(9,947)
Borrowings under revolving line of credit	-	9,947
Purchase of treasury stock	-	(223)
Issuance of common stock	-	153
Excess tax benefit from stock-based compensation	29	22
Dividends paid	(1,593)	(1,575)
Net cash used in financing activities	(1,564)	(1,623)
Net increase in cash and cash equivalents	1,643	1,438
Cash and cash equivalents at beginning of period	560	340
Cash and cash equivalents at end of period	$2,203	$1,778

Supplemental cash flow information:
Income taxes paid, net of refunds received	$2,056	$1,809
Interest paid, net of interest received	2	21

Noncash financing activities:
Dividends declared but unpaid	(806)	(789)
Compensation paid as common stock	354	-

 See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 28, 2014 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and six-month periods ended September 28, 2014 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 29, 2015. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 30, 2014.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the accompanying consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the accompanying consolidated statements of income and cash flows. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company also has a certain amount of discontinued finished goods which necessitates the establishment of inventory reserves and allocates indirect costs to inventory based on an estimated percentage of the supplier purchase price, each of which is highly subjective. Actual results could differ from those estimates.

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

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three and six-months ended September 28, 2014 and September 29, 2013 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Bedding, blankets and accessories	$15,387	$15,046	$26,188	$26,344
Bibs, bath and disposable products	5,054	5,005	9,957	10,320
Total net sales	$20,441	$20,051	$36,145	$36,664

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in other marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $232,000 and $221,000 for the three-month periods ended September 28, 2014 and September 29, 2013, respectively, and $466,000 and $442,000 for the six-month periods ended September 28, 2014 and September 29, 2013, respectively.

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

To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable to evaluate the adequacy of the Company’s allowance for doubtful accounts, which is accomplished by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company’s provision for doubtful accounts is included in other marketing and administrative expenses in the accompanying unaudited consolidated statements of income and amounted to $8,000 for each of the three and six-month periods ended September 28, 2014, and $74,000 for each of the three and six-month periods ended September 29, 2013.

The Company’s accounts receivable as of September 28, 2014 was $18.9 million, net of allowances of $599,000. Of this amount, $17.7 million was due from CIT under the factoring agreements, and an additional $2.2 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $19.9 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

Patent Costs: The Company incurs certain legal and associated costs in connection with its patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or an alternative future use for the underlying product is available to the Company. The Company also capitalizes legal and other costs incurred in the protection or defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful outcome of the litigation is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of the future economic benefit of its patents involves considerable management judgment, and a different conclusion could result in a material impairment charge amounting to the carrying value of these assets.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of sales in the accompanying unaudited consolidated statements of income and amounted to $2.0 million and $1.9 million for the three-month periods ended September 28, 2014 and September 29, 2013, respectively, and $3.4 million for each of the six-month periods ended September 28, 2014 and September 29, 2013.

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

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal, state or Chinese audit or other adjustment as of September 28, 2014 were the fiscal years ended April 3, 2011, April 1, 2012, March 31, 2013 and March 30, 2014, as well as the fiscal year ended March 28, 2010 for several states.

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

Recently-Issued Accounting Standards: On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue guidance in GAAP when it becomes effective on the first day of the fiscal year beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial position, results of operations and related disclosures. The Company has determined that all other ASU’s issued which were in effect, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The Company considers its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc. (“Hamco”), to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company as of September 28, 2014 and March 30, 2014 amounted to $24.0 million, and is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

Other Intangible Assets: Other intangible assets at September 28, 2014 consisted primarily of the fair value of net identifiable assets acquired in business combinations, other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of September 28, 2014 and March 30, 2014, the amortization expense for the three and six-month periods ended September 28, 2014 and September 29, 2013 and the classification of such amortization expense within the accompanying unaudited consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2014	March 30, 2014	September 28, 2014	March 30, 2014	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Tradename and trademarks	$1,987	$1,987	$735	$669	$33	$33	$66	$66
Licenses and designs	3,571	3,571	3,571	3,571	-	-	-	2
Non-compete covenants	454	454	407	391	2	14	16	28
Patents	1,601	1,601	296	242	27	18	54	32
Customer relationships	5,411	5,411	3,144	2,903	121	121	241	241
Total other intangible assets	$13,024	$13,024	$8,153	$7,776	$183	$186	$377	$369

Classification within the accompanying consolidated statements of income:
Cost of products sold					$2	$14	$16	$30
Other marketing and administrative expenses					181	172	361	339
Total amortization expense					$183	$186	$377	$369

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	September 28, 2014	March 30, 2014
Raw Materials	$63	$47
Finished Goods	18,992	13,560
Total inventory	$19,055	$13,607

Note 4 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of stock (including restricted shares), stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, consultants, advisors and non-employee directors to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. At September 28, 2014, 1.2 million shares of the Company’s common stock were available for future issuance under the 2014 Plan.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $212,000 and $163,000 during the three-month periods ended September 28, 2014 and September 29, 2013, respectively, and recorded $427,000 and $356,000 during the six-month periods ended September 28, 2014 and September 29, 2013, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of September 28, 2014.

Stock Options: The following table represents stock option activity for the six-month periods ended September 28, 2014 and September 29, 2013:

	Six-Month Period Ended September 28, 2014		Six-Month Period Ended September 29, 2013
	Weighted-Average	Number of Options	Weighted-Average	Number of Options
	Exercise Price	Outstanding	Exercise Price	Outstanding
Outstanding at Beginning of Period	$5.76	185,000	$5.23	145,000
Granted	7.90	165,000	6.14	100,000
Exercised	-	-	5.12	(30,000)
Outstanding at End of Period	6.77	350,000	5.67	215,000
Exercisable at End of Period	5.62	135,000	5.14	65,000

 As of September 28, 2014, the intrinsic value of the outstanding and exercisable stock options was $326,000 and $257,000, respectively. No stock options were exercised during the three and six-month periods ended September 28, 2014. The total intrinsic value of the stock options exercised during the three and six-month periods ended September 29, 2013 was $28,000 and $37,000, respectively. The Company received no cash from the exercise of stock options during the three and six-months ended September 29, 2013. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $12,000 and $16,000 to remit the required income tax withholding amounts from “cashless” option exercises during the three and six-month periods ended September 29, 2013.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the six-months ended September 28, 2014 and September 29, 2013, which options vest over a two-year period, assuming continued service.

	Six-Month Periods Ended
	September 28, 2014	September 29, 2013
Options issued	165,000	100,000
Grant Date	June 18, 2014	June 14, 2013
Dividend yield	4.05%	5.21%
Expected volatility	30.00%	35.00%
Risk free interest rate	0.95%	0.49%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price)	$7.90	$6.14
Fair value	$1.19	$0.98

For the three-month periods ended September 28, 2014 and September 29, 2013, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended September 28, 2014			Three-Month Period Ended September 29, 2013
	Cost of	Other Marketing &		Cost of	Other Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2012	$-	$-	$-	$-	$-	$-
2013	-	-	-	10	10	20
2014	6	6	12	6	6	12
2015	12	10	22	-	-	-

Total stock option compensation	$18	$16	$34	$16	$16	$32

For the six-month periods ended September 28, 2014 and September 29, 2013, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Six-Month Period Ended September 28, 2014			Six-Month Period Ended September 29, 2013
	Cost of	Other Marketing &		Cost of	Other Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2012	$-	$-	$-	$14	$11	$25
2013	12	12	24	24	24	48
2014	13	13	26	7	7	14
2015	14	12	26	-	-	-

Total stock option compensation	$39	$37	$76	$45	$42	$87

As of September 28, 2014, total unrecognized stock option compensation expense amounted to $206,000, which will be recognized as the underlying stock options vest over a weighted-average period of 1.1 years. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Three-Month Period Ended
28,000	$7.97	September 28, 2014
28,000	$6.67	September 29, 2013
42,000	$5.62	September 30, 2012
30,000	$4.44	October 2, 2011

These shares vest over a two-year period, assuming continued service. The fair value of the non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of the grant. In August 2014, 28,000 shares vested that had been granted to non-employee directors, with such shares having an aggregate value of $223,000.

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

Performance Bonus Plan:  The Company maintains a performance bonus plan for certain executive officers that provides for awards of shares of common stock in the event that the aggregate average market value of the common stock during the relevant fiscal year, plus the amount of cash dividends paid in respect of the common stock during such period, increases. These individuals may instead be awarded cash, if and to the extent that insufficient shares of common stock are available for issuance from all shareholder-approved, equity-based plans or programs of the Company in effect. The performance bonus plan also imposes individual limits on awards and provides that shares of common stock that may be awarded will vest over a two-year period. Compensation expense associated with performance bonus plan awards are recognized over a three-year period – the fiscal year in which the award is earned, plus the two-year vesting period. In respect of awards earned pursuant to the performance bonus plan for fiscal year 2014, the Company awarded 188,232 shares of common stock during the three months ended June 29, 2014. In connection with these awards, the Company recognized compensation expense of $354,000 during fiscal year 2014 and will recognize, on a straight-line basis, $354,000 in compensation expense during each of fiscal years 2015 and 2016.

For the three-month periods ended September 28, 2014 and September 29, 2013, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended September 28, 2014			Three-Month Period Ended September 29, 2013
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$41	$-	$41	$43	$-	$43
2012	-	-	-	-	6	6
2013	-	7	7	-	22	22
2014	-	23	23	44	16	60
2015	89	18	107	-	-	-

Total stock grant compensation	$130	$48	$178	$87	$44	$131

For the six-month periods ended September 28, 2014 and September 29, 2013, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Six-Month Period Ended September 28, 2014			Six-Month Period Ended September 29, 2013
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$82	$-	$82	$86	$-	$86
2012	-	-	-	-	22	22
2013	-	27	27	-	52	52
2014	-	46	46	93	16	109
2015	178	18	196	-	-	-

Total stock grant compensation	$260	$91	$351	$179	$90	$269

As of September 28, 2014, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $950,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 11.1 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 5 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited consolidated statements of income, were $159,000 and $112,000 for the three-month periods ended September 28, 2014 and September 29, 2013, respectively, and were $266,000 and $197,000 for the six-month periods ended September 28, 2014 and September 29, 2013, respectively. There were no advances from the factor at September 28, 2014 or March 30, 2014.

Credit Facility:     The Company’s credit facility at September 28, 2014 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement matures on July 11, 2016 and is secured by a first lien on all assets of the Company. As of September 28, 2014, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.00%, which was 1.25% at September 28, 2014, on daily cash balances held at CIT.

Under the financing agreement, a fee is assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee was $8,000 for each of the three months ended September 28, 2014 and September 29, 2013, and was $16,000 and $24,000 for the six months ended September 28, 2014 and September 29, 2013, respectively. At September 28, 2014, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and there was $24.7 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of September 28, 2014.

Note 6 – Contingencies

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. During the three-month period ended September 28, 2014, the Company reached a settlement with BreathableBaby to resolve this matter. Under the terms of the settlement, the Company will manufacture and sell a redesigned mesh crib liner product and will make a one-time payment of $850,000 to BreathableBaby. Accordingly, the Company recorded a charge of $850,000 during the three and six-month periods ended September 28, 2014, which has been classified as legal expense in the accompanying unaudited consolidated statements of income. The effect of the recognition of the $850,000 charge was to reduce, on an after-tax basis, the Company’s net income for each of the three and six-month periods ended September 28, 2014 by approximately $530,000, or $0.05 per diluted share. The parties are in process of finalizing a settlement agreement with respect to the foregoing, which the Company will file with the SEC and to which reference is made for a complete description of the terms of the settlement.

CCIP was granted a patent in September 2013 related to its mesh crib liner with the United States Patent and Trademark Office and has capitalized $58,000 of costs associated with this patent application as of September 28, 2014. In addition, the Company’s policy is to capitalize legal and other costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. In this regard, as of September 28, 2014, CCIP had capitalized legal and other costs in the amount of $990,000 associated with its defense of the BreathableBaby complaint into the intangible asset related to the patent for its own mesh crib liner. The Company is amortizing the combined patent application costs and litigation costs associated with CCIP’s mesh crib liner over the expected life of the patent. Because the Company will be able to manufacture and sell a redesigned mesh crib liner product, the outcome of the BreathableBaby litigation will not result in an impairment charge of the carrying value of CCIP’s mesh crib liner. Therefore, the Company will continue to amortize the costs over the expected life of the patent.

Note 7 – Subsequent Events

The Company has evaluated events which have occurred between September 28, 2014 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three and six-month periods ended September 28, 2014 and September 29, 2013 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended				Six-Month Periods Ended
	September 28, 2014	September 29, 2013	Change	Change	September 28, 2014	September 29, 2013	Change	Change
Net sales by category
Bedding, blankets and accessories	$15,387	$15,046	$341	2.3%	$26,188	$26,344	$(156)	-0.6%
Bibs, bath and disposable products	5,054	5,005	49	1.0%	9,957	10,320	(363)	-3.5%
Total net sales	20,441	20,051	390	1.9%	36,145	36,664	(519)	-1.4%
Cost of products sold	14,595	14,324	271	1.9%	26,017	26,443	(426)	-1.6%
Gross profit	5,846	5,727	119	2.1%	10,128	10,221	(93)	-0.9%
% of net sales	28.6%	28.6%			28.0%	27.9%
Marketing and administrative expenses	4,507	3,882	625	16.1%	7,669	7,052	617	8.7%
% of net sales	22.0%	19.4%			21.2%	19.2%
Interest expense	9	9	-	0.0%	17	30	(13)	-43.3%
Other income	(9)	(8)	(1)	12.5%	6	(2)	8	-400.0%
Income tax expense	491	686	(195)	-28.4%	915	1,173	(258)	-22.0%
Net income	830	1,142	(312)	-27.3%	1,533	1,964	(431)	-21.9%
% of net sales	4.1%	5.7%			4.2%	5.4%

Net Sales: Sales of $20.4 million were higher for the three-month period ended September 28, 2014 compared with the same period in the prior year, having increased 1.9%, or $390,000. For the six-month period ended September 28, 2014, sales of $36.1 million were lower compared with the same period in the prior year, having decreased 1.4%, or $519,000.

Gross Profit: Gross profit was stable at 28.6% of net sales for both the current and prior year three-month periods, and increased in amount by $119,000 for the three-month period ended September 28, 2014 compared with the same period in the prior year, which was associated with the increase in net sales. For the six-month period of fiscal year 2015, gross profit decreased in amount by $93,000, and increased slightly as a percentage of net sales from 27.9% to 28.0%.

Legal Expense:     Legal expense for both the three and six-month periods ended September 28, 2014 increased as compared with the same periods of the prior year. The increase was primarily associated with the recognition in the current year of a settlement provision associated with litigation with BreathableBaby and with attorneys’ fees incurred in connection therewith. For further information, refer to Item1. of Part II of this quarterly report on Form 10-Q.

Other Marketing and Administrative Expenses: Other marketing and administrative expenses decreased in amount for both the three and six-month periods ended September 28, 2014 compared with the same periods in the prior year. The decreases were primarily due to lower performance-based compensation costs and a lower provision for doubtful accounts, which were offset by higher factoring fees in the current year.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate of 37.4% for each of fiscal years 2015 and 2014. Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2015, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income, the amount of certain expenses that are not deductible for tax purposes and the amount of certain tax credits.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

There was an increase in net cash provided by operating activities, from $3.1 million to $3.3 million, for the six months ended September 28, 2014 compared with the six months ended September 29, 2013, due primarily to a higher increase in accounts payable in the current year, and offset by a lower decrease in accounts receivable and a higher increase in inventories in the current year.

Net cash used in investing activities increased to $120,000 in the current year from $42,000 in the prior year.

Net cash used in financing activities was nearly unchanged, at $1.6 million for each of the current and prior year periods, and was primarily associated with the payment of dividends in both periods.

From September 29, 2013 to September 28, 2014, the Company’s cash balances increased by $425,000, from $1.8 million to $2.2 million. At September 28, 2014, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $24.7 million available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either September 28, 2014 or March 30, 2014.

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

During the three-month period ended September 28, 2014, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

BreathableBaby filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, alleging that CCIP’s mesh crib liner infringes BreathableBaby’s patent rights relating to its air permeable infant bedding technology. During the three-month period ended September 28, 2014, the Company reached a settlement with BreathableBaby to resolve this matter. Under the terms of the settlement, the Company will manufacture and sell a redesigned mesh crib liner product and will make a one-time payment of $850,000 to BreathableBaby. Accordingly, the Company recorded a charge of $850,000 during the three and six-month periods ended September 28, 2014, which has been classified as legal expense in the accompanying unaudited consolidated statements of income. The effect of the recognition of the $850,000 charge was to reduce, on an after-tax basis, the Company’s net income for each of the three and six-month periods ended September 28, 2014 by approximately $530,000, or $0.05 per diluted share. The parties are in process of finalizing a settlement agreement with respect to the foregoing, which the Company will file with the SEC and to which reference is made for a complete description of the terms of the settlement.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 30, 2014 and in Item 1A. of Part II of the Company’s quarterly report on Form 10-Q for the quarterly period ended June 29, 2014.

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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended September 28, 2014, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: November 12, 2014	/s/ Olivia W. Elliott
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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended September 28, 2014, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Unaudited Condensed Consolidated Statements of Income;

(ii)  Unaudited Condensed Consolidated Balance Sheets;

(iii) Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)     Filed herewith.