Form 10-Q
period 2014-12-28
CROWN CRAFTS INC
filed 2015-02-11
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 30, 2015 was 10,063,600.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2014 AND MARCH 30, 2014

	December 28, 2014 (Unaudited)	March 30, 2014
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$485	$560
Accounts receivable (net of allowances of $978 at December 28, 2014 and $718 at March 30, 2014):
Due from factor	19,248	20,800
Other	2,583	912
Inventories	19,301	13,607
Prepaid expenses	3,156	1,391
Deferred income taxes	728	799
Total current assets	45,501	38,069
Property, plant and equipment - at cost:
Vehicles	235	193
Leasehold improvements	230	213
Machinery and equipment	2,803	2,671
Furniture and fixtures	755	738
Property, plant and equipment - gross	4,023	3,815
Less accumulated depreciation	3,445	3,229
Property, plant and equipment - net	578	586
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	7,613	7,613
Finite-lived intangible assets - gross	13,024	13,024
Less accumulated amortization	8,335	7,776
Finite-lived intangible assets - net	4,689	5,248
Goodwill	1,126	1,126
Deferred income taxes	1,072	1,109
Other	133	77
Total Assets	$53,099	$46,215

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,309	$4,730
Accrued wages and benefits	1,673	2,426
Accrued litigation costs	-	336
Accrued royalties	2,405	1,139
Dividends payable	805	789
Income taxes currently payable	691	787
Other accrued liabilities	176	91
Total current liabilities	15,059	10,298

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at December 28, 2014 and March 30, 2014; Issued 12,020,302 shares at December 28, 2014 and 11,794,070 shares at March 30, 2014	120	118
Additional paid-in capital	48,292	47,162
Treasury stock - at cost - 1,956,702 shares at December 28, 2014 and 1,932,744 shares at March 30, 2014	(8,320)	(8,147)
Accumulated deficit	(2,052)	(3,216)
Total shareholders' equity	38,040	35,917
Total Liabilities and Shareholders' Equity	$53,099	$46,215

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE-MONTH PERIODS ENDED DECEMBER 28, 2014 AND DECEMBER 29, 2013

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013

Net sales	$23,743	$20,619	$59,888	$57,283
Cost of products sold	17,115	14,665	43,132	41,108
Gross profit	6,628	5,954	16,756	16,175
Legal expense	59	144	1,360	701
Other Marketing and administrative expenses	3,297	2,951	9,665	9,446
Income from operations	3,272	2,859	5,731	6,028
Other income (expense):
Interest expense	(10)	(8)	(27)	(38)
Interest income	1	5	17	18
Other - net	(21)	13	(31)	(2)
Income before income tax expense	3,242	2,869	5,690	6,006
Income tax expense	1,196	1,090	2,111	2,263
Net income	$2,046	$1,779	$3,579	$3,743

Weighted average shares outstanding:
Basic	10,072	9,859	10,041	9,845
Effect of dilutive securities	30	18	35	13
Diluted	10,102	9,877	10,076	9,858

Earnings per share:
Basic	$0.20	$0.18	$0.36	$0.38

Diluted	$0.20	$0.18	$0.36	$0.38

Cash dividends declared per share	$0.08	$0.08	$0.24	$0.24

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE-MONTH PERIODS ENDED DECEMBER 28, 2014 AND DECEMBER 29, 2013

	Nine-Month Periods Ended
	December 28, 2014	December 29, 2013
	(amounts in thousands)
Operating activities:
Net income	$3,579	$3,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	231	225
Amortization of intangibles	559	563
Deferred income taxes	108	(379)
Stock-based compensation	652	487
Tax shortfall from stock-based compensation	-	(9)
Changes in assets and liabilities:
Accounts receivable	(120)	4,450
Inventories	(5,694)	(6,310)
Prepaid expenses	(1,765)	(274)
Other assets	(56)	(1)
Accounts payable	4,580	2,243
Accrued liabilities	520	1,219
Net cash provided by operating activities	2,594	5,957
Investing activities:
Capital expenditures for property, plant and equipment	(223)	(64)
Capitalized costs of internally developed intangible assets	-	(16)
Net cash used in investing activities	(223)	(80)
Financing activities:
Repayments under revolving line of credit	(6,106)	(9,947)
Borrowings under revolving line of credit	6,106	9,947
Purchase of treasury stock	(173)	(331)
Issuance of common stock	58	205
Excess tax benefit from stock-based compensation	68	42
Dividends paid	(2,399)	(2,362)
Net cash used in financing activities	(2,446)	(2,446)
Net (decrease) increase in cash and cash equivalents	(75)	3,431
Cash and cash equivalents at beginning of period	560	340
Cash and cash equivalents at end of period	$485	$3,771

Supplemental cash flow information:
Income taxes paid, net of refunds received	$2,323	$2,814
Interest paid, net of interest received	10	26

Noncash financing activity:
Dividends declared but unpaid	(805)	(789)
Compensation paid as common stock	354	-

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 28, 2014 AND DECEMBER 29, 2013

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities. In the opinion of management, these interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 28, 2014 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and nine-month periods ended December 28, 2014 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 29, 2015. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 30, 2014.

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

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three and nine-months ended December 28, 2014 and December 29, 2013 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Bedding, blankets and accessories	$18,378	$15,303	$44,566	$41,647
Bibs, bath and disposable products	5,365	5,316	15,322	15,636
Total net sales	$23,743	$20,619	$59,888	$57,283

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in other marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $376,000 and $213,000 for the three-month periods ended December 28, 2014 and December 29, 2013, respectively, and $842,000 and $655,000 for the nine-month periods ended December 28, 2014 and December 29, 2013, respectively.

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

To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable to evaluate the adequacy of the Company’s allowance for doubtful accounts, which is accomplished by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company’s provision for doubtful accounts is included in other marketing and administrative expenses in the accompanying unaudited consolidated statements of income and amounted to $8,000 for each of the three and nine-month periods ended December 28, 2014, and $74,000 for each of the three and nine-month periods ended December 29, 2013.

The Company’s accounts receivable as of December 28, 2014 was $21.8 million, net of allowances of $978,000. Of this amount, $19.2 million was due from CIT under the factoring agreements, and an additional $474,000 was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $19.7 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of sales in the accompanying unaudited consolidated statements of income and amounted to $2.5 million and $1.9 million for the three-month periods ended December 28, 2014 and December 29, 2013, respectively, and $5.9 million and $5.3 million for the nine-month periods ended December 28, 2014 and December 29, 2013, respectively.

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

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal, state or Chinese audit or other adjustment as of December 28, 2014 were the fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014, as well as the fiscal year ended April 3, 2011 for several states.

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

Note 2 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The Company considers its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc. (“Hamco”), to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company as of December 28, 2014 and March 30, 2014 amounted to $24.0 million, and is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

Other Intangible Assets: Other intangible assets at December 28, 2014 consisted primarily of the fair value of net identifiable assets acquired in business combinations, other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of December 28, 2014 and March 30, 2014, the amortization expense for the three and nine-month periods ended December 28, 2014 and December 29, 2013 and the classification of such amortization expense within the accompanying unaudited consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Nine-Month Periods Ended
	December 28, 2014	March 30, 2014	December 28, 2014	March 30, 2014	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Tradename and trademarks	$1,987	$1,987	$768	$669	$33	$33	$99	$99
Licenses and designs	3,571	3,571	3,571	3,571	-	-	-	2
Non-compete covenants	454	454	408	391	1	13	17	41
Patents	1,601	1,601	323	242	27	27	81	59
Customer relationships	5,411	5,411	3,265	2,903	121	121	362	362
Total other intangible assets	$13,024	$13,024	$8,335	$7,776	$182	$194	$559	$563

Classification within the accompanying consolidated statements of income:
Cost of products sold					$1	$13	$17	$43
Other marketing and administrative expenses					181	181	542	520
Total amortization expense					$182	$194	$559	$563

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	December 28, 2014	March 30, 2014
Raw Materials	$63	$47
Finished Goods	19,238	13,560
Total inventory	$19,301	$13,607

Note 4 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of stock (including restricted shares), stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, consultants, advisors and non-employee directors to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. At December 28, 2014, 1.2 million shares of the Company’s common stock were available for future issuance under the 2014 Plan.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $225,000 and $131,000 during the three-month periods ended December 28, 2014 and December 29, 2013, respectively, and recorded $652,000 and $487,000 during the nine-month periods ended December 28, 2014 and December 29, 2013, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of December 28, 2014.

Stock Options: The following table represents stock option activity for the nine-month periods ended December 28, 2014 and December 29, 2013:

	Nine-Month Period Ended December 28, 2014		Nine-Month Period Ended December 29, 2013
	Weighted-Average	Number of Options	Weighted-Average	Number of Options
	Exercise Price	Outstanding	Exercise Price	Outstanding
Outstanding at Beginning of Period	$5.76	185,000	$5.23	145,000
Granted	7.90	165,000	6.14	100,000
Exercised	5.78	(10,000)	5.12	(40,000)
Outstanding at End of Period	6.80	340,000	5.70	205,000
Exercisable at End of Period	5.60	125,000	5.14	55,000

As of December 28, 2014, the intrinsic value of the outstanding and exercisable stock options was $340,000 and $262,000, respectively. The total intrinsic value of the stock options exercised during each of the three and nine-month periods ended December 28, 2014 was $14,000. The total intrinsic value of the stock options exercised during the three and nine-month periods ended December 29, 2013 was $23,000 and $60,000, respectively. The Company received no cash from the exercise of stock options during the nine-month periods ended December 28, 2014 and December 29, 2013. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $5,000 to remit the required income tax withholding amounts from “cashless” option exercises during each of the three and nine-month periods ended December 28, 2014 and used cash of $8,000 and $24,000 to remit the required income tax withholding amounts from “cashless” option exercises during the three and nine-month periods ended December 29, 2013, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during the nine-months ended December 28, 2014 and December 29, 2013, which options vest over a two-year period, assuming continued service.

	Nine-Month Periods Ended
	December 28, 2014	December 29, 2013
Options issued	165,000	100,000
Grant date	June 18, 2014	June 14, 2013
Dividend yield	4.05%	5.21%
Expected volatility	30.00%	35.00%
Risk free interest rate	0.95%	0.49%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$7.90	$6.14
Fair value per option	$1.19	$0.98

For the three-month periods ended December 28, 2014 and December 29, 2013, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended December 28, 2014			Three-Month Period Ended December 29, 2013
	Cost of	Other Marketing &		Cost of	Other Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2013	$-	$-	$-	$11	$11	$22
2014	6	6	12	6	6	12
2015	12	10	22	-	-	-

Total stock option compensation	$18	$16	$34	$17	$17	$34

For the nine-month periods ended December 28, 2014 and December 29, 2013, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Nine-Month Period Ended December 28, 2014			Nine-Month Period Ended December 29, 2013
	Cost of	Other Marketing &		Cost of	Other Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2012	$-	$-	$-	$14	$11	$25
2013	12	12	24	35	35	70
2014	19	19	38	13	13	26
2015	26	22	48	-	-	-

Total stock option compensation	$57	$53	$110	$62	$59	$121

As of December 28, 2014, total unrecognized stock option compensation expense amounted to $172,000, which will be recognized as the underlying stock options vest over a weighted-average period of 10.2 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

During the three-month period ended December 28, 2014, the Board approved an amendment to the grant subject to the $6.00 per share closing price condition that had been awarded to E. Randall Chestnut, Chairman, Chief Executive Officer and President of the Company, and an amendment to the grant subject to the $5.00 per share closing price condition that had been awarded to Nanci Freeman, Chief Executive Officer and President of CCIP. With the closing price conditions having been met for these awards, the original grant of 75,000 shares awarded to Mr. Chestnut was amended to provide for the immediate vesting of 10,000 shares and the original grant of 20,000 shares awarded to Ms. Freeman was amended to provide for the immediate vesting of the shares, with both amendments made effective as of November 24, 2014. The vesting of these awards was accelerated in order to preserve the deductibility of the associated compensation expense by the Company for income tax purposes. As a result of the acceleration of the vesting, the Company recognized the remaining compensation expense associated with the shares vested of $12,000 during the three-month period ended December 28, 2014. These amounts would otherwise have been recognized by the Company ratably through July 29, 2015. To satisfy the income tax withholding obligations that arose from the vesting of the shares, Mr. Chestnut and Ms. Freeman surrendered to the Company 4,795 and 10,516 shares, respectively, and the Company paid $111,000 to the appropriate taxing authorities on their behalf.

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

For the three-month periods ended December 28, 2014 and December 29, 2013, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended December 28, 2014			Three-Month Period Ended December 29, 2013
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$51	$-	$51	$55	$-	$55
2012	-	-	-	-	-	-
2013	-	-	-	-	19	19
2014	-	23	23	-	23	23
2015	89	28	117	-	-	-

Total stock grant compensation	$140	$51	$191	$55	$42	$97

For the nine-month periods ended December 28, 2014 and December 29, 2013, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Nine-Month Period Ended December 28, 2014			Nine-Month Period Ended December 29, 2013
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$133	$-	$133	$141	$-	$141
2012	-	-	-	-	22	22
2013	-	27	27	-	71	71
2014	-	69	69	93	39	132
2015	267	46	313	-	-	-

Total stock grant compensation	$400	$142	$542	$234	$132	$366

As of December 28, 2014, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $759,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 8.2 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 5 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited consolidated statements of income, were $187,000 and $134,000 for the three-month periods ended December 28, 2014 and December 29, 2013, respectively, and were $453,000 and $331,000 for the nine-month periods ended December 28, 2014 and December 29, 2013, respectively. There were no advances from the factor at December 28, 2014 or March 30, 2014.

Credit Facility:     The Company’s credit facility at December 28, 2014 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement matures on July 11, 2016 and is secured by a first lien on all assets of the Company. As of December 28, 2014, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.00%, which was 1.25% at December 28, 2014, on daily cash balances held at CIT.

Under the financing agreement, a fee is assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee was $8,000 for each of the three-month periods ended December 28, 2014 and December 29, 2013, and was $25,000 and $32,000 for the nine months ended December 28, 2014 and December 29, 2013, respectively. At December 28, 2014, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the full amount of the credit facility of $26.0 million was available under the revolving line of credit based on the Company's eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of December 28, 2014.

Note 6 – Legal Settlement

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, which alleged that CCIP’s mesh crib liner infringed upon BreathableBaby’s patent rights relating to its air permeable infant bedding technology. During the three-month period ended September 28, 2014, the Company recorded a charge of $850,000 in connection with a then-preliminary agreement that had been reached with BreathableBaby to settle this matter. The Company and BreathableBaby reached a final settlement on December 5, 2014 under the terms of which the Company now manufactures and sells a redesigned mesh crib liner product. The Company also made a one-time payment of $850,000 to BreathableBaby on December 11, 2014 in connection with the settlement, which amount had previously been recognized as disclosed above. The recognition of the $850,000 charge, which has been classified as legal expense in the accompanying unaudited consolidated statements of income, had the effect of reducing, on an after-tax basis, the Company’s net income for the nine-month period ended December 28, 2014 by approximately $530,000, or $0.05 per diluted share.

Note 7 – Subsequent Events

The Company has evaluated events which have occurred between December 28, 2014 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three and nine-month periods ended December 28, 2014 and December 29, 2013 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 28, 2014	December 29, 2013	Change	Change	December 28, 2014	December 29, 2013	Change	Change
Net sales by category
Bedding, blankets and accessories	$18,378	$15,303	$3,075	20.1%	$44,566	$41,647	$2,919	7.0%
Bibs, bath and disposable products	5,365	5,316	49	0.9%	15,322	15,636	(314)	-2.0%
Total net sales	23,743	20,619	3,124	15.2%	59,888	57,283	2,605	4.5%
Cost of products sold	17,115	14,665	2,450	16.7%	43,132	41,108	2,024	4.9%
Gross profit	6,628	5,954	674	11.3%	16,756	16,175	581	3.6%
% of net sales	27.9%	28.9%			28.0%	28.2%
Marketing and administrative expenses	3,356	3,095	261	8.4%	11,025	10,147	878	8.7%
% of net sales	14.1%	15.0%			18.4%	17.7%
Interest expense	10	8	2	25.5%	27	38	(11)	-28.8%
Other income (expense)	(20)	18	(38)	-210.9%	(14)	16	(30)	-187.3%
Income tax expense	1,196	1,090	106	9.7%	2,111	2,263	(152)	-6.7%
Net income	2,046	1,779	267	15.0%	3,579	3,743	(164)	-4.4%
% of net sales	8.6%	8.6%			6.0%	6.5%

Net Sales: Sales of $23.7 million were higher for the three-month period ended December 28, 2014 compared with the same period in the prior year, having increased 15.2%, or $3.1 million. For the nine-month period ended December 28, 2014, sales of $59.9 million were higher compared with the same period in the prior year, having increased 4.5%, or $2.6 million. The sales increase is largely related to initial shipments of new programs which had previously been placed with a competitor that is no longer in business as well as the strength of a licensed toddler property.

Gross Profit: Gross profit increased in amount by $674,000 but decreased as a percentage of net sales from 28.9% for the three-month period ended December 29, 2013 to 27.9% for the three-month period ended December 28, 2014. For the nine-month period, gross profit increased in amount by $581,000 in the current year compared with the same period in the prior year and remained stable at 28.0% of net sales for the current year period compared to 28.2% for the prior year period. The increase in amount was associated with the increase in sales while the decrease as a percentage of net sales was a result of the assumption of new business from a former competitor with lower pre-set prices.

Legal Expense:     Legal expense for the nine-month period ended December 28, 2014 increased in amount by $659,000 as compared with the same period of the prior year. The increase was primarily associated with the recognition in the current year of a charge associated with the settlement of litigation with BreathableBaby. For further information, refer to Item 1. of Part II of this quarterly report on Form 10-Q.

Other Marketing and Administrative Expenses: Other marketing and administrative expenses increased in amount from $3.0 million for the three months ended December 29, 2013 to $3.3 million for the three months ended December 28, 2014. For the nine-month period, other marketing and administrative expenses increased in amount by $219,000 in the current year compared with the same period in the prior year. The increases for both the three and nine-month periods were primarily due to higher factoring fees and advertising costs which were partially offset by lower performance-based compensation costs and a lower provision for doubtful accounts in the current year.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate of 37.1% for fiscal year 2015 and 37.7% for fiscal year 2014. Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2015, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income, the amount of certain expenses that are not deductible for tax purposes and the amount of certain tax credits.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $6.0 million for the nine months ended December 29, 2013 to $2.6 million for the nine months ended December 28, 2014 due primarily to a lower decrease in accounts receivable offset by a higher increase in accounts payable in the current year.

Net cash used in investing activities increased to $223,000 in the current year from $80,000 in the prior year.

Net cash used in financing activities was unchanged, at $2.4 million in both the current and prior year, and was primarily associated with the payment of dividends in both periods.

From December 29, 2013 to December 28, 2014, the Company’s cash balances decreased from $3.8 million to $485,000. During the same period, the Company’s inventory balances increased by $2.1 million, from $17.2 million to $19.3 million, due primarily to the increased level of sales in the current year. At December 28, 2014, there was no balance owed on the revolving line of credit, there were no letters of credit outstanding and the entire amount of the credit facility of $26.0 million was available under the revolving line of credit based on its eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either December 28, 2014 or March 30, 2014.

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

During the three-month period ended December 28, 2014, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

BreathableBaby filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, which alleged that CCIP’s mesh crib liner infringed upon BreathableBaby’s patent rights relating to its air permeable infant bedding technology. On December 5, 2014, the Company reached a final settlement with BreathableBaby to resolve this matter under the terms of which the Company now manufactures and sells a redesigned mesh crib liner product. In connection with the settlement, the Company made a one-time payment of $850,000 to BreathableBaby on December 11, 2014, which has been classified as legal expense in the accompanying unaudited consolidated statements of income. The effect of the recognition of the $850,000 charge was to reduce, on an after-tax basis, the Company’s net income for the nine-month period ended December 28, 2014 by approximately $530,000, or $0.05 per diluted share.

In addition to the foregoing civil complaint, the Company is, from time to time, involved in various other legal and regulatory proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 30, 2014 and in Item 1A. of Part II of the Company’s quarterly report on Form 10-Q for the quarterly period ended June 29, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

10.1	Settlement Agreement dated December 5, 2014 by and between the Company, CCIP and BreathableBaby (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended December 28, 2014, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)Unaudited Condensed Consolidated Statements of Income;

(ii)Unaudited Condensed Consolidated Balance Sheets;

(iii)Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv)Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 9, 2014.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: February 11, 2015	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1	Settlement Agreement dated December 5, 2014 by and between the Company, CCIP and BreathableBaby (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended December 28, 2014, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)Unaudited Condensed Consolidated Statements of Income;

(ii)Unaudited Condensed Consolidated Balance Sheets;

(iii)Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv)Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 9, 2014.
(2)	Filed herewith.