Form 10-K
period 2015-03-29
CROWN CRAFTS INC
filed 2015-06-12
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 26, 2014 (the last business day of the Company’s most recently completed second fiscal quarter) was $53.9 million.

As of June 1, 2015, 10,077,906 shares of the Company’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2015” or “2015” and “fiscal year 2014” or “2014” represent the 52-week periods ended March 29, 2015 and March 30, 2014, respectively.

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

Sales and Marketing

The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Compton, California; Gonzales, Louisiana; and Bentonville, Arkansas. Products are also marketed by independent commissioned sales representatives located throughout the United States. Sales outside the United States are made primarily through distributors. Substantially all products are sold to retailers for resale to consumers. The Company's subsidiaries introduce new products throughout the year and participate at the ABC Kids Expo.

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

The Company’s products are warehoused and distributed from a facility located in Compton, California. The Company also utilizes third-party warehouses as needed to supplement the warehousing capacity at its Compton distribution facility.

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

Employees

At June 1, 2015, the Company had 141 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

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

Customers

The Company's customers consist principally of mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2015 and 2014.

	Fiscal Year
	2015	2014

Wal-Mart Stores, Inc.	36%	41%
Toys R Us	25%	19%

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

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, primarily NoJo® and Neat Solutions®, accounted for 26% of the Company’s total gross sales during each of fiscal years 2015 and 2014. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

International Sales

Sales to customers in countries other than the United States represented 3% of the Company’s total gross sales during each of fiscal years 2015 and 2014. International sales are based upon the location that predominately represents the final destination of the products delivered to the Company’s customers.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 63% of the Company’s gross sales in fiscal year 2015, which included 44% of sales under the Company's license agreements with affiliated companies of The Walt Disney Company (“Disney”). The table below sets forth the Company’s license agreements with Disney as of June 1, 2015.

License Agreement	Expiration
Infant Bedding and Décor	December 31, 2017
Toddler Bedding	December 31, 2015
Disposable Products	December 31, 2015

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

The Company’s top two customers represented approximately 61% of gross sales in fiscal year 2015. Although the Company does not enter into contracts with its key customers, it expects them to continue to be a significant portion of its gross sales in the future. The loss of one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

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

Sales of licensed products represented 63% of the Company’s gross sales in fiscal year 2015, which included 44% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses.

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

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. Difficulties encountered by these suppliers, such as the instability inherent in operating within an authoritarian political structure, could halt or disrupt production of the Company’s products. The Chinese government could make allegations against the Company of corruption or antitrust violations, or could adopt regulations related to the importation of products, including quotas, duties, taxes and other charges or restrictions on imported goods, any of which could result in an increase in the cost of the Company’s products. Also, an arbitrary strengthening of the Chinese currency versus the U.S. dollar could increase the prices at which the Company purchases finished goods. Any event causing a disruption of the flow of products manufactured on behalf of the Company, whether within the Chinese interior or at the point of embarkation, could result in delays in the receipt of the Company’s inventory and an increase in the cost of the Company’s products. In addition, changes in U.S. customs procedures or delays in the clearance of goods through customs could result in the Company being unable to deliver goods to customers in a timely manner or the potential loss of sales altogether. The occurrence of any of these events could adversely affect the Company’s profitability.

A significant disruption to the Company’s distribution network or to the timely receipt of inventory could adversely impact sales or increase transportation costs, which would decrease the Company’s profits.

Nearly all of the Company’s products are imported from China into the Port of Long Beach in southern California. There are many links in the distribution chain, including the availability of ocean freight, cranes, dockworkers, containers, tractors, chassis and drivers. The timely receipt of the Company’s products is also dependent upon efficient operations at the Port of Long Beach. Any shortages in the availability of any of these links or disruptions in port operations, including strikes, lockouts or other work stoppages or slowdowns, could cause bottlenecks and other congestion in the distribution network, which could adversely impact the Company’s ability to obtain adequate inventory on a timely basis and result in lost sales, increased transportation costs and an overall decrease of the Company’s profits.

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

The Company must comply with the Consumer Product Safety Improvement Act, which imposes strict standards to protect children from potentially harmful products and which requires that the Company’s products be tested to ensure that they are within acceptable levels for lead and phthalates. The Company must also comply with related regulations developed by the Consumer Product Safety Commission and similar state regulatory authorities. The Company’s products could be subject to involuntary recalls and other actions by these authorities, and concerns about product safety may lead the Company to voluntarily recall, accept returns or discontinue the sale of select products. Product liability claims could exceed or fall outside the scope of the Company’s insurance coverage. Recalls or product liability claims could result in decreased consumer demand for the Company’s products, damage to the Company’s reputation, a diversion of management’s attention from its business and increased customer service and support costs, any or all of which could adversely affect the Company’s operating results.

The Company could experience adjustments to its effective tax rate or its prior tax obligations, either of which could adversely affect its results of operations.

The Company is subject to income taxes in the many jurisdictions in which it operates, including the U.S., several U.S. states and China. At any particular point in time, several tax years are subject to general examination or other adjustment by these various jurisdictions. Although management believes that the calculations and positions taken on its original and amended filed returns are reasonable and justifiable, negotiations or litigation leading to the final outcome of any examination or claim for refund could result in an adjustment to the position that the Company has taken. Such adjustment could result in further adjustment to one or more income tax returns for other jurisdictions, or to income tax returns for prior or subsequent tax years, or both. The overall effect of such adjustments could have an adverse impact on the Company’s results of operations.

The Company’s provision for income taxes is based on its effective tax rate, which in any given financial statement period could fluctuate based on changes in tax laws or regulations, changes in the mix and level of earnings by taxing jurisdiction, changes in the amount of certain expenses within the consolidated statements of income that will never be deductible on the Company’s income tax returns and certain charges deducted on the Company’s income tax returns that are not included within the consolidated statements of income. These changes could cause fluctuations in the Company’s effective tax rate either on an absolute basis, or in relation to varying levels of the Company’s pre-tax income. Such fluctuations in the Company’s effective tax rate could adversely affect its results of operations.

The Company could experience losses associated with its intellectual property.

The Company relies upon the fair interpretation and enforcement of patent, copyright, trademark and trade secret laws in the U.S., similar laws in other countries, and agreements with employees, customers, suppliers, licensors and other parties. Such reliance serves to establish and maintain the intellectual property rights associated with the products that the Company develops and sells. However, the laws and courts of certain countries at times do not protect intellectual property rights or respect contractual agreements to the same extent as the laws of the U.S. Therefore, in certain jurisdictions the Company may not be able to protect its intellectual property rights against counterfeiting or enforce its contractual agreements with other parties. In addition, another party could claim that the Company is infringing upon such party’s intellectual property rights, and claims of this type could lead to a civil complaint.

An unfavorable outcome in litigation involving intellectual property could result in any or all of the following: (i) civil judgments against the Company, which could require the payment of royalties on both past and future sales of certain products, as well as plaintiff’s attorneys’ fees and other litigation costs; (ii) impairment charges of up to the carrying value of the Company’s intellectual property rights; (iii) restrictions on the ability of the Company to sell certain of its products; (iv) legal and other costs associated with investigations and litigation; and (v) the Company’s competitive position could be adversely affected.

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

ITEM 2.  Properties

The Company's headquarters are located in Gonzales, Louisiana. The Company rents 17,761 square feet at this location under a lease that expires January 31, 2021. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The Company's business is somewhat seasonal so that during certain times of the year these facilities are fully utilized, while at other times of the year the Company has excess capacity in these facilities. The table below sets forth certain information regarding the Company's principal real property as of June 1, 2015.

Location	Use	Approximate Square Feet	Owned/ Leased
Gonzales, Louisiana	Administrative and sales office	17,761	Leased
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Bentonville, Arkansas	Sales office	1,376	Leased
Shanghai, People’s Republic of China	Office	1,912	Leased

ITEM 3.  Legal Proceedings

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, which alleged that CCIP’s mesh crib liner infringed upon BreathableBaby’s patent rights relating to its air permeable infant bedding technology. On December 5, 2014, the Company reached a final settlement with BreathableBaby to resolve this matter under the terms of which the Company will be permitted to manufacture and sell a redesigned mesh crib liner product. In connection with the settlement, the Company made a one-time payment of $850,000 to BreathableBaby on December 11, 2014, which has been classified as legal expense in the consolidated statements of income.

PART II

ITEM 5.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company is authorized to issue up to 40,000,000 shares of capital stock, all of which are classified as common stock with a par value of $0.01 per share. On June 1, 2015, there were 12,088,834 shares of the Company’s common stock issued, 10,077,906 of which were outstanding.

Market Information and Price

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “CRWS”. On June 1, 2015, the closing price of the Company’s common stock was $8.02 per share. The table below sets forth the high and low closing price per share of the Company's common stock and the cash dividends per share declared on the Company’s common stock during each quarter of fiscal years 2015 and 2014.

	Closing Price		Cash Dividends
Quarter	High	Low	Declared
Fiscal Year 2015
First Quarter	$8.72	$7.86	$0.08
Second Quarter	8.03	7.18	0.08
Third Quarter	7.74	7.10	0.08
Fourth Quarter	8.62	7.60	0.08

Fiscal Year 2014
First Quarter	$6.17	$5.75	$0.08
Second Quarter	7.53	6.06	0.08
Third Quarter	8.05	7.22	0.08
Fourth Quarter	9.30	7.63	0.08

Holders of Common Stock

As of June 1, 2015, there were approximately 180 registered holders of the Company’s common stock.

Dividends

The Company’s credit facility permits the Company to pay cash dividends on its common stock without limitation, provided there is no default under the credit facility before or as a result of the payment of such dividends.

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

Results of Operations

The following table contains results of operations for fiscal years 2015 and 2014 and the dollar and percentage changes for those periods (in thousands, except percentages).

			Change
	2015	2014	$	%
Net sales by category
Bedding, blankets and accessories	$64,038	$58,332	$5,706	9.8%
Bibs, bath and disposable products	21,940	22,962	(1,022)	-4.5%
Total net sales	85,978	81,294	4,684	5.8%
Cost of products sold	62,428	58,760	3,668	6.2%
Gross profit	23,550	22,534	1,016	4.5%
% of net sales	27.4%	27.7%
Marketing and administrative expenses	14,330	13,156	1,174	8.9%
% of net sales	16.7%	16.2%
Interest expense	37	49	(12)	-24.5%
Other income (expense)	(23)	17	(40)	-235.3%
Income tax expense	3,442	3,575	(133)	-3.7%
Net income	5,718	5,771	(53)	-0.9%
% of net sales	6.7%	7.1%

Net Sales: Sales of $86.0 million for 2015 were higher than 2014, having increased 5.8%, or $4.7 million. The majority of the sales increase was due to initial placements of new programs which had previously been placed with a competitor that is no longer in business, as well as the strength of a licensed toddler property.

Gross Profit: Gross profit increased in amount by $1.0 million and decreased as a percentage of net sales from 27.7% to 27.4%. The increase in amount was associated with the increase in net sales while the decrease as a percentage of net sales can be attributed to the assumption of new business from a former competitor with lower pre-set prices.

Legal Expenses:     Legal expense for fiscal year 2015 increased in amount by $501,000 as compared with fiscal year 2014 primarily due to a one-time payment of $850,000 that the Company paid to BreathableBaby in settlement of litigation. This charge was offset by lower overall legal fees in the current year as this litigation wound down. For further information, refer to “Legal Proceedings” in Item 3. of Part I. of this annual report on Form 10-K.

Other Marketing and Administrative Expenses: Other marketing and administrative expenses for fiscal year 2015 increased by $673,000 as compared with fiscal year 2014 primarily due to higher advertising costs and factoring fees.

Income Tax Expense: The effective tax rate used in the Company’s provision for income taxes decreased to 37.6% during fiscal year 2015 from 38.3% in fiscal year 2014.

Inflation: The Company has endeavored to increase its prices to offset inflationary increases in its raw materials and other costs, but there can be no assurance that the Company will be successful in maintaining such price increases or in effecting such price increases in a manner that will provide a timely match to the cost increases in the future.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top two customers, which represented approximately 61% of the Company’s gross sales in fiscal year 2015. A significant downturn experienced by either or both of these customers could lead to pressure on the Company’s revenues. At times, the Company has also faced higher raw material costs, primarily related to cotton, as well as increases in labor, transportation and currency costs associated with the Company’s sourcing activities in China. Increases in these costs could adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases. For additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, see “Risk Factors” in Item 1A. of Part I. of this annual report on Form 10-K.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities increased from $3.6 million for the fiscal year ended March 30, 2014 to $4.8 million for the fiscal year ended March 29, 2015. In the current year, the Company experienced a lower decrease in accounts payable and a lower increase in inventory balances, which was offset by a greater increase in prepaid expenses. The increase in inventory in the current year is primarily related to the new programs gained during the year, while the decrease in accounts payable in the current year was primarily the result of the payment of accrued legal fees upon the resolution of the BreathableBaby litigation.

Net cash used in investing activities was $256,000 in fiscal year 2015 compared with $161,000 in the prior year. The increase in cash used in investing activities in the current year was primarily associated with higher capitalized costs of the Company’s expenditures for property, plant and equipment, which consisted mostly of computer equipment in both fiscal years 2015 and 2014.

Net cash used in financing activities was unchanged at $3.3 million in both the current year and the prior year, and was primarily associated with the payment of dividends in both periods.

From March 31, 2014 to March 29, 2015, the Company used $3.2 million of the $4.8 million in net cash provided by operating activities for the payment of dividends.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at March 29, 2015 consisted of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc., of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement matures on July 11, 2016 and is secured by a first lien on all assets of the Company. At March 29, 2015, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.00%, which was 1.25% at March 29, 2015, on daily negative balances held at CIT.

Under the financing agreement, a monthly fee is assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $33,000 and $41,000 during fiscal years 2015 and 2014, respectively. At March 29, 2015, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and full amount of the credit facility of $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of June 1, 2015.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, the Company would either assume the credit risk for shipments to the customer after the date of such termination or limitation or cease shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $673,000 and $461,000 during fiscal years 2015 and 2014, respectively. There were no advances on the factoring agreements at either March 29, 2015 or March 30, 2014.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold and amounted to $8.7 million and $7.5 million for fiscal years 2015 and 2014, respectively.

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

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as cooperative advertising and warehouse allowances, placement fees and volume rebates. These deductions are recorded throughout the year commensurate with sales activity or using the straight-line method, as appropriate. Funding of the majority of the Company’s allowances occurs on a per-invoice basis. The allowances for customer deductions, which are netted against accounts receivable in the consolidated balance sheets, consist of agreed-upon cooperative advertising support, placement fees, markdowns and warehouse and other allowances. All such allowances are recorded as direct offsets to sales, and such costs are accrued commensurate with sales activities or as a straight-line amortization charge of an agreed-upon fixed amount, as appropriate to the circumstances for each arrangement. When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of the customer-initiated funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests has a minimal impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

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

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances. Such amount is presented as a current asset in the Company's consolidated balance sheets and is a direct determinant of cost of products sold in the consolidated statements of income and, therefore, has a significant impact on the amount of net income reported in the accounting periods. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs to design, develop, source and store the product until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.

The determination of the indirect charges and their allocation to the Company's finished goods inventories is complex and requires significant management judgment and estimates. If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company's inventories and in the amount and timing of the Company's cost of products sold and resulting net income for the reporting period.

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of products sold in the Company's consolidated statements of income. Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company's financial position and results of operations.

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

Patent Costs: The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company also capitalizes legal costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of future economic benefit of its patents involves considerable management judgment, and a different conclusion could result in a material impairment charge up to the carrying value of these assets.

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

Recently-Issued Accounting Standards

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and which will lead to a presentation consistent with the long-standing presentation of debt discounts. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, with a retrospective presentation within each balance sheet. When the Company’s financing agreement with CIT was amended on May 21, 2013 to extend its maturity date to July 11, 2016, CIT did not charge the Company any debt issuance costs, and the Company’s legal and other costs incurred in connection with the extension of the financing agreement were not material. There was no balance owed on the Company’s revolving line of credit or any other structured debt as of March 29, 2015 and March 30, 2014. If the Company again extends its financing agreement with CIT to beyond July 11, 2016, or otherwise enters into any new structured debt arrangements, and if there are debt issuance costs associated with such an extension or such new structured debt arrangements, the Company does not anticipate that the adoption by the Company of ASU No. 2015-03 on April 4, 2016 will have a material impact on the Company’s consolidated financial statements.

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

The Company has determined that all other ASU’s issued which had become effective as of June 1, 2015, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of March 29, 2015.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fourth fiscal quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the Company's directors and executive officers will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2015 (the "Proxy Statement") under the captions "Proposal 1 – Election of Directors" and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Board Committees and Meetings” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of March 29, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2006 Omnibus Incentive Plan	330,000	$6.83	0

2014 Omnibus Equity Compensation Plan	0	0	1,200,000

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

ITEM 15.  Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

- Report of Independent Registered Public Accounting Firm

- Consolidated Balance Sheets as of March 29, 2015 and March 30, 2014

- Consolidated Statements of Income for the Fiscal Years Ended March 29, 2015 and March 30, 2014

- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended March 29, 2015 and March 30, 2014

- Consolidated Statements of Cash Flows for the Fiscal Years Ended March 29, 2015 and March 30, 2014

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

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning	Charged to		Balance at End of
	of Period	Expenses	Deductions	Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended March 30, 2014
Allowance for doubtful accounts	$0	$73	$0	$73
Allowance for customer deductions	$349	$3,584	$3,288	$645

Year Ended March 29, 2015
Allowance for doubtful accounts	$73	$9	$82	$0
Allowance for customer deductions	$645	$4,543	$4,188	$1,000

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (12)
3.3	—	Amended and Restated Bylaws of the Company. (11)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company. (2)
4.2	—	Instruments defining the rights of security holders are contained in the Amended and Restated Bylaws of the Company. (11)
4.3*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (17)
4.4*	—	Form of Incentive Stock Option Grant Agreement. (18)
4.5*	—	Form of Non-Qualified Stock Option Grant Agreement. (18)
4.6*	—	Form of Restricted Stock Grant Agreement. (18)
10.1*	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut. (1)
10.2*	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut. (3)
10.3*	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman. (3)
10.4	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.5	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.6	—

First Amendment to Financing Agreement dated as of November 5, 2007 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (5)

10.7*	—	Employment Agreement dated November 6, 2008 by and between the Company and Olivia W. Elliott (6)
10.8*	—	First Amendment to Employment Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut. (7)
10.9*	—	First Amendment to Amended and Restated Severance Protection Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut. (7)
10.10*	—	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Nanci Freeman. (7)
10.11	—

Third Amendment to Financing Agreement dated as of July 2, 2009 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (8)

10.12	—

Sixth Amendment to Financing Agreement dated as of March 5, 2010 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (9)

10.13	—

Seventh Amendment to Financing Agreement dated as of May 27, 2010 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (10)

10.14	—

Eighth Amendment to Financing Agreement dated as of March 26, 2012 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (13)

10.15*	—	Second Amendment to Amended and Restated Employment Agreement dated March 26, 2012 by and between the Company and Nanci Freeman. (14)

10.16	—	Ninth Amendment to Financing Agreement dated May 21, 2013 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (16)
10.17	—	Settlement Agreement dated December 5, 2014 by and between the Company, Crown Crafts Infant Products, Inc. and BreathableBaby, LLC (19)
14.1	—	Code of Ethics. (3)
21.1	—	Subsidiaries of the Company. (20)
23.1	—	Consent of KPMG LLP. (20)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (20)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (20)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (20)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (20)

101	—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 29, 2015, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)Consolidated Statements of Income;
(ii)Consolidated Balance Sheets;
(iii)Consolidated Statements of Changes in Shareholders’ Equity;
(iv)Consolidated Statements of Cash Flows; and
(v)Notes to Consolidated Financial Statements.

*	Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.
(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2011.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 30, 2012.
(15)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(17)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(18)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 9, 2014.
(20)	Filed herewith.

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

By:   /s/ E. Randall Chestnut

E. Randall Chestnut

Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut	Chairman of the Board, President and Chief Executive Officer (Principal Executive	June 11, 2015
E. Randall Chestnut	Officer)

/s/ Sidney Kirschner	Director	June 11, 2015
Sidney Kirschner

/s/ Zenon S. Nie	Director	June 11, 2015
Zenon S. Nie

/s/ Donald Ratajczak	Director	June 11, 2015
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 11, 2015
Patricia Stensrud

/s/ Olivia W. Elliott	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting	June 11, 2015
Olivia W. Elliott	Officer)

ITEM 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Crown Crafts, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of March 29, 2015 and March 30, 2014, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of March 29, 2015 and March 30, 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baton Rouge, Louisiana

June 11, 2015

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 29, 2015 AND MARCH 30, 2014

	March 29, 2015	March 30, 2014
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,807	$560
Accounts receivable (net of allowances of $1,000 at March 29, 2015 and $718 at March 30, 2014):
Due from factor	21,563	20,800
Other	807	912
Inventories	15,468	13,607
Prepaid expenses	1,906	1,391
Deferred income taxes	968	799
Total current assets	42,519	38,069
Property, plant and equipment - at cost:
Vehicles	235	193
Leasehold improvements	230	213
Machinery and equipment	2,836	2,671
Furniture and fixtures	755	738
Property, plant and equipment - gross	4,056	3,815
Less accumulated depreciation	3,528	3,229
Property, plant and equipment - net	528	586
Finite-lived intangible assets - at cost:
Customer relationships	5,411	5,411
Other finite-lived intangible assets	7,613	7,613
Finite-lived intangible assets - gross	13,024	13,024
Less accumulated amortization	8,517	7,776
Finite-lived intangible assets - net	4,507	5,248
Goodwill	1,126	1,126
Deferred income taxes	1,133	1,109
Other	133	77
Total Assets	$49,946	$46,215

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,472	$5,066
Accrued wages and benefits	2,265	2,426
Accrued royalties	1,581	1,139
Dividends payable	805	789
Income taxes currently payable	1,021	787
Other accrued liabilities	230	91
Total current liabilities	10,374	10,298

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at March 29, 2015 and March 30, 2014; Issued 12,030,302 shares at March 29, 2015 and 11,794,070 shares at March 30, 2014	120	118
Additional paid-in capital	48,561	47,162
Treasury stock - at cost - 1,964,886 shares at March 29, 2015 and 1,932,744 shares at March 30, 2014	(8,390)	(8,147)
Accumulated deficit	(719)	(3,216)
Total shareholders' equity	39,572	35,917
Total Liabilities and Shareholders' Equity	$49,946	$46,215

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED MARCH 29, 2015 AND MARCH 30, 2014

(amounts in thousands, except per share amounts)

	2015	2014

Net sales	$85,978	$81,294
Cost of products sold	62,428	58,760
Gross profit	23,550	22,534
Legal expense	1,368	867
Other marketing and administrative expenses	12,962	12,289
Income from operations	9,220	9,378
Other income (expense):
Interest expense	(37)	(49)
Interest income	19	21
Foreign exchange loss	(49)	(38)
Other - net	7	34
Income before income tax expense	9,160	9,346
Income tax expense	3,442	3,575
Net income	$5,718	$5,771

Weighted average shares outstanding:
Basic	10,047	9,848
Effect of dilutive securities	33	10
Diluted	10,080	9,858

Earnings per share:
Basic	$0.57	$0.59

Diluted	$0.57	$0.59

Cash dividends declared per share	$0.32	$0.32

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FISCAL YEARS ENDED MARCH 29, 2015 AND MARCH 30, 2014

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	(Dollar amounts in thousands)
Balances - March 31, 2013	11,696,022	$117	(1,868,003)	$(7,690)	$46,219	$(5,834)	$32,812

Issuance of shares	98,048	1			306		307
Stock-based compensation					604		604
Net tax effect of stock-based compensation					33		33
Acquisition of treasury stock			(64,741)	(457)			(457)
Net income						5,771	5,771
Dividends declared						(3,153)	(3,153)

Balances - March 30, 2014	11,794,070	118	(1,932,744)	(8,147)	47,162	(3,216)	35,917

Issuance of shares	236,232	2			468		470
Stock-based compensation					862		862
Net tax effect of stock-based compensation					69		69
Acquisition of treasury stock			(32,142)	(243)			(243)
Net income						5,718	5,718
Dividends declared						(3,221)	(3,221)

Balances - March 29, 2015	12,030,302	$120	(1,964,886)	$(8,390)	$48,561	$(719)	$39,572

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED MARCH 29, 2015 AND MARCH 30, 2014

	2015	2014
	(amounts in thousands)
Operating activities:
Net income	$5,718	$5,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	314	299
Amortization of intangibles	741	758
Deferred income taxes	(193)	(743)
Gain on sale of property, plant and equipment	-	(2)
Stock-based compensation	862	604
Tax shortfall from stock-based compensation	-	(9)
Changes in assets and liabilities:
Accounts receivable	(658)	12
Inventories	(1,861)	(2,677)
Prepaid expenses	(515)	682
Other assets	(56)	-
Accounts payable	(594)	(2,310)
Accrued liabilities	1,008	1,254
Net cash provided by operating activities	4,766	3,639
Investing activities:
Capital expenditures for property, plant and equipment	(256)	(147)
Proceeds from disposition of assets	-	2
Capitalized costs of internally developed intangible assets	-	(16)
Net cash used in investing activities	(256)	(161)
Financing activities:
Repayments under revolving line of credit	(7,839)	(10,322)
Borrowings under revolving line of credit	7,839	10,322
Purchase of treasury stock	(243)	(457)
Issuance of common stock	116	307
Excess tax benefit from stock-based compensation	69	42
Dividends paid	(3,205)	(3,150)
Net cash used in financing activities	(3,263)	(3,258)
Net increase in cash and cash equivalents	1,247	220
Cash and cash equivalents at beginning of period	560	340
Cash and cash equivalents at end of period	$1,807	$560

Supplemental cash flow information:
Income taxes paid, net of refunds received	$3,386	$4,218
Interest paid, net of interest received	19	31

Noncash financing activity:
Dividends declared but unpaid	(805)	(789)
Compensation paid as common stock	354	-

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended March 29, 2015 and March 30, 2014

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

Fiscal Year: The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2015” or “2015”, and “fiscal year 2014” or “2014” represent the 52-week periods ended March 29, 2015 and March 30, 2014, respectively.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold and amounted to $8.7 million and $7.5 million for fiscal years 2015 and 2014, respectively.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in other marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $1.1 million and $747,000 for fiscal years 2015 and 2014, respectively.

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

Patent Costs: The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or an alternative future use is available to the Company. The Company also capitalizes legal and other costs incurred in the protection or defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of future economic benefit of its patents involves considerable management judgment, and a different conclusion could result in a material impairment charge up to the carrying value of these assets.

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for 2015 and 2014 are as follows (in thousands):

	2015	2014
Bedding, blankets and accessories	$64,038	$58,332
Bibs, bath and disposable products	21,940	22,962
Total net sales	$85,978	$81,294

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

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company’s provision for doubtful accounts is included in other marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $9,000 and $73,000 for fiscal years 2015 and 2014, respectively.

The Company’s accounts receivable at March 29, 2015 amounted to $22.4 million, net of allowances of $1.0 million. Of this amount, $21.6 million was due from CIT under the factoring agreements, and an additional $1.8 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $23.4 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment as of March 29, 2015 were the tax years ended April 1, 2012, March 31, 2013, March 30, 2014 and March 29, 2015, as well as the tax year ended April 3, 2011 for several states.

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

Recently-Issued Accounting Standards: On April 7, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and which will lead to a presentation consistent with the long-standing presentation of debt discounts. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, with a retrospective presentation within each balance sheet. When the Company’s financing agreement with CIT was amended on May 21, 2013 to extend its maturity date to July 11, 2016, CIT did not charge the Company any debt issuance costs, and the Company’s legal and other costs incurred in connection with the extension of the financing agreement were not material. As of March 29, 2015 and March 30, 2014, there was no balance owed on the Company’s revolving line of credit or any other structured debt. If the Company again extends its financing agreement with CIT to beyond July 11, 2016, or otherwise enters into any new structured debt arrangements, and if there are debt issuance costs associated with such an extension or such new structured debt arrangements, the Company does not anticipate that the adoption by the Company of ASU No. 2015-03 on April 4, 2016 will have a material impact on the Company’s consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue guidance in GAAP when it becomes effective on the first day of the fiscal year beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of ASU 2014-09 will have on its financial position, results of operations and related disclosures.

The Company has determined that all other ASU’s issued which had become effective as of March 29, 2015, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “401(k) Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The 401(k) Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the 401(k) Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Company’s Board of Directors (the “Board”) determines the portion, if any, of employee contributions that will be matched by the Company. For calendar years 2014 and 2013, the employer matching contributions represented an amount equal to 100% of the first 2% of employee contributions and 50% of the next 1% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account that represent the matching employer portion of their account, then the unvested portion of the matching employer portion of their account is forfeited when they take a distribution of their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company's matching contribution to the 401(k) Plan, net of the utilization of forfeitures, was $171,000 and $153,000 for fiscal years 2015 and 2014, respectively.

Note 4 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Board, which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. At March 29, 2015, 1.2 million shares of the Company’s common stock were available for future issuance under the 2014 Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $862,000 and $604,000 of stock-based compensation during fiscal years 2015 and 2014, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of March 29, 2015.

Stock Options: The following table represents stock option activity for fiscal years 2015 and 2014:

	Fiscal Year Ended		Fiscal Year Ended
	March 29, 2015		March 30, 2014
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$5.76	185,000	$5.23	145,000
Granted	7.90	165,000	6.14	100,000
Exercised	5.78	(20,000)	5.12	(60,000)
Outstanding at End of Period	6.83	330,000	5.76	185,000
Exercisable at End of Period	5.59	115,000	5.16	35,000

The total intrinsic value of the stock options exercised during fiscal years 2015 and 2014 was $42,000 and $126,000, respectively. As of March 29, 2015, the intrinsic value of the outstanding and exercisable stock options was $321,000 and $243,000, respectively.

The Company received no cash from the exercise of stock options during either fiscal year 2015 or 2014. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $17,000 and $49,000 to remit the required income tax withholding amounts from “cashless” option exercises during fiscal years 2015 and 2014, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine that fair value, and the resulting grant-date fair value per option, of the non-qualified stock options which were awarded to certain employees during fiscal years 2015 and 2014, which options vest over a two-year period, assuming continued service.

	2015	2014
Options issued	165,000	100,000
Grant date	June 18, 2014	June 14, 2013
Dividend yield	4.05%	5.21%
Expected volatility	30.00%	35.00%
Risk free interest rate	0.95%	0.49%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$7.90	$6.14
Fair value per option	$1.19	$0.98

For the fiscal year ended March 29, 2015, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Cost of	Other Marketing
	Products	& Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2013	$12	$12	$24
2014	24	24	48
2015	39	32	71

Total stock option compensation	$75	$68	$143

For the fiscal year ended March 30, 2014, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Cost of	Other Marketing
	Products	& Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2012	$13	$11	$24
2013	46	46	92
2014	18	18	36

Total stock option compensation	$77	$75	$152

A summary of stock options outstanding and exercisable at March 29, 2015 is as follows:

			Weighted-		Weighted-
		Weighted-	Avg. Exercise		Avg. Exercise
	Number	Avg. Remaining	Price of	Number	Price of
Exercise	of Options	Contractual	Options	of Options	Options
Price	Outstanding	Life in Years	Outstanding	Exercisable	Exercisable
$4.81	15,000	6.20	$4.81	15,000	$4.81
$5.42	60,000	7.21	$5.42	60,000	$5.42
$6.14	90,000	8.21	$6.14	40,000	$6.14
$7.90	165,000	9.22	$7.90	-	-
	330,000	8.44	$6.83	115,000	$5.59

As of March 29, 2015, total unrecognized stock-option compensation costs amounted to $138,000, which will be recognized as the underlying stock options vest over a weighted-average period of 7.2 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number	Fair Value
of Shares	per Share	Grant Date
28,000	$7.97	August 11, 2014
28,000	6.67	August 14, 2013
42,000	5.62	August 15, 2012
30,000	4.44	August 10, 2011

These shares vest over a two-year period, assuming continued service. The fair value of non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant.

In August 2014 and 2013, 28,000 and 36,000 shares, respectively, that had been granted to the Company’s non-employee directors vested, having an aggregate value of $223,000 and $244,000, respectively.

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

As set forth below, the Board approved amendments to the grants that had been awarded to E. Randall Chestnut, Chairman, Chief Executive Officer and President of the Company and Nanci Freeman, Chief Executive Officer and President of CCIP. With the closing price conditions having been met for these awards, the original grants were amended to provide for the immediate vesting of a portion of the shares originally granted. The vesting of these awards was accelerated in order to preserve the deductibility of the associated compensation expense by the Company for income tax purposes. As a result of the acceleration of the vesting of these grants, the Company recognized the remaining compensation expense associated with the accelerated grants of $12,000 and $14,000 during the three-month periods ended December 28, 2014 and December 29, 2013, respectively. These amounts would otherwise have been recognized by the Company ratably through July 29, 2015. Mr. Chestnut and Ms. Freeman surrendered to the Company the shares necessary to satisfy the income tax withholding obligations that arose from the vesting of the shares, and the Company paid $111,000 and $47,000 during the three-month periods ended December 28, 2014 and December 29, 2013, respectively, to the appropriate taxing authorities on their behalf.

						Shares
		Closing	Shares			Surrendered
		Price	Awarded		Aggregate	to Satisfy
		per Share	in		Value of	Income Tax
		Condition	Original	Shares	Shares	Withholding
Amendment Date	Grantee	of Grant	Grant	Vested	Vested	Obligations
November 24, 2014	E. Randall Chestnut	$6.00	75,000	10,000	$72,000	4,795
November 24, 2014	Nanci Freeman	$5.00	20,000	20,000	$145,000	10,516
November 5, 2013	E. Randall Chestnut	$5.00	75,000	13,000	$98,000	6,234

Performance Bonus Plan:     The Company maintains a performance bonus plan for certain executive officers that provides for awards of cash or shares of common stock in the event that the aggregate average market value of the common stock during the relevant fiscal year, plus the amount of cash dividends paid in respect of the common stock during such period, increases.  These individuals may instead be awarded cash, if and to the extent that an insufficient number of shares of common stock are available for issuance from all shareholder-approved, equity-based plans or programs of the Company in effect. The performance bonus plan also imposes individual limits on awards and provides that shares of common stock that may be awarded will vest over a two-year period. Thus, compensation expense associated with performance bonus plan awards are recognized over a three-year period – the fiscal year in which the award is earned, plus the two-year vesting period.

In connection with the performance bonus plan, during fiscal year 2015, the Company, in respect of fiscal year 2014, granted to certain executive officers 188,232 shares of common stock at a fair value of $5.65 per share.  In connection with these awards, the Company recognized compensation expense of $354,000 during each of fiscal years 2014 and 2015, and will recognize $354,000 in compensation expense during fiscal year 2016.

In connection with the performance bonus plan, during fiscal year 2014, the Company, in respect of fiscal year 2013, granted to certain executive officers 17,048 shares of common stock with a fair value of $5.47 per share and a cash award of $258,000.  Of the total compensation expense of $351,000, $196,000 and $155,000 were recognized during fiscal years 2014 and 2013, respectively. Although there are restrictions as to the subsequent transfer of the shares of stock awarded, ownership in the stock was vested upon issuance. To satisfy the income tax withholding obligations that arose from the issuance of the shares, the employees surrendered 8,549 shares to the Company and the Company paid $54,000 to the appropriate taxing authorities on their behalf.

For the fiscal year ended March 29, 2015, the Company recognized compensation expense associated with non-vested stock grants, which is included in other marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2011	$170	$-	$170
2013	-	26	26
2014	-	94	94
2015	354	75	429

Total stock grant compensation	$524	$195	$719

For the fiscal year ended March 30, 2014, the Company recognized compensation expense associated with non-vested stock grants, which is included in other marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2011	$182	$-	$182
2012	-	22	22
2013	-	92	92
2014	93	63	156

Total stock grant compensation	$275	$177	$452

As of March 29, 2015, total unrecognized compensation expense related to the Company’s non-vested stock grants was $583,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 5.2 months. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unvested grants as of such individual’s separation date.

Note 5 – Inventories

Major classes of inventory were as follows (in thousands):

	March 29, 2015	March 30, 2014
Raw Materials	$36	$47
Finished Goods	15,432	13,560
Total inventory	$15,468	$13,607

Note 6 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired by the Company in business combinations. The Company considers CCIP and Hamco to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company at March 29, 2015 and March 30, 2014 amounted to $24.0 million and is reported in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

The Company tests the fair value of the goodwill, if any, within its reporting units annually as of the first day of the Company’s fiscal year. An additional interim impairment test must be performed during the year whenever an event or change in circumstances occurs that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value. The annual or interim impairment test is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such qualitative factors so indicate, then the impairment test is continued in a two-step approach. The first step is the estimation of the fair value of each reporting unit. If step one indicates that the fair value of the reporting unit exceeds its carrying value, then a potential impairment exists, and the second step is then performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation. The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of March 31, 2014 and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets:     Other intangible assets as of March 29, 2015 consisted primarily of the capitalized costs of acquired businesses, other than tangible assets, goodwill and assumed liabilities. The carrying amount and accumulated amortization of the Company’s other intangible assets as of March 29, 2015 and March 30, 2014, the amortization expense for the fiscal years then ended and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Fiscal Year Ended
	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014	2015	2014
Tradename and trademarks	$1,987	$1,987	$801	$669	$132	$133
Licenses and designs	3,571	3,571	3,571	3,571	-	2
Non-compete covenants	454	454	410	391	19	55
Patents	1,601	1,601	350	242	108	85
Customer relationships	5,411	5,411	3,385	2,903	482	483
Total other intangible assets	$13,024	$13,024	$8,517	$7,776	$741	$758

Classification within the accompanying consolidated statements of income:
Cost of products sold					$19	$57
Other marketing and administrative expenses					722	701
Total amortization expense					$741	$758

The Company estimates that its amortization expense will be $729,000, $729,000, $572,000, 351,000 and $351,000 in fiscal years 2016, 2017, 2018, 2019 and 2020, respectively.

Note 7 - Financing Arrangements

Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, the Company would either assume the credit risk for shipments to the customer after the date of such termination or limitation or cease shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $673,000 and $461,000 during fiscal years 2015 and 2014, respectively. There were no advances on the factoring agreements at either March 29, 2015 or March 30, 2014.

Credit Facility: The Company’s credit facility at March 29, 2015 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement matures on July 11, 2016 and is secured by a first lien on all assets of the Company. At March 29, 2015, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.00%, which was 1.25% at March 29, 2015, on daily negative balances held at CIT.

Under the financing agreement, a monthly fee is assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $33,000 and $41,000 during fiscal years 2015 and 2014, respectively. At March 29, 2015, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and full amount of the credit facility of $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of March 29, 2015.

Note 8 – Income Taxes

The Company’s income tax provision for fiscal years 2015 and 2014 is summarized below (in thousands):

	Fiscal year ended March 29, 2015
	Current	Deferred	Total
Federal	$3,255	$(280)	$2,975
State	574	(48)	526
Other - net, including foreign	(194)	135	(59)
Income tax expense (benefit)	3,635	(193)	3,442

Income tax reported in stockholders' equity related to stock-based compensation	(69)	-	(69)
Total	$3,566	$(193)	$3,373

	Fiscal year ended March 30, 2014
	Current	Deferred	Total
Federal	$3,571	$(628)	$2,943
State	750	(115)	635
Other - net, including foreign	(3)	-	(3)
Income tax expense (benefit)	4,318	(743)	3,575

Income tax reported in stockholders' equity related to stock-based compensation	(33)	-	(33)
Total	$4,285	$(743)	$3,542

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 29, 2015 and March 30, 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Employee wage and benefit accruals	$787	$849
Accounts receivable and inventory reserves	485	356
Deferred rent	48	6
Intangible assets	704	890
State net operating loss carryforwards	824	904
Stock-based compensation	556	391
Total gross deferred tax assets	3,404	3,396
Less valuation allowance	(824)	(904)
Deferred tax assets after valuation allowance	2,580	2,492

Deferred tax liabilities:
Prepaid expenses	(352)	(412)
Property, plant and equipment	(127)	(172)
Total deferred tax liabilities	(479)	(584)
Net deferred income tax assets	$2,101	$1,908

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of March 29, 2015 and March 30, 2014 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

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

The Company's provision for income taxes on continuing operations is based upon effective tax rates of 37.6% and 38.3% in fiscal years 2015 and 2014, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2015 and 2014 (in thousands):

	2015	2014
Tax expense at statutory rate (34%)	$3,114	$3,178
State income taxes, net of Federal income tax benefit	347	419
Tax credits	(24)	(12)
Net tax effect of expenses deductible only for tax purposes	(6)	(7)
Other - net, including foreign	11	(3)
Income tax expense	$3,442	$3,575

Note 9 – Stockholders’ Equity

Dividends: The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Aggregate cash dividends of $0.32 per share, amounting to $3.2 million, were declared during each of fiscal years 2015 and 2014. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of stock. In this manner, the Company acquired 32,000 treasury shares during the fiscal year ended March 29, 2015 at a weighted-average market value of $7.57 per share and acquired 65,000 treasury shares during the fiscal year ended March 30, 2014 at a weighted-average market value of $7.07 per share.

Note 10 - Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended March 29, 2015 and March 30, 2014.

	2015	2014

Wal-Mart Stores, Inc.	36%	41%
Toys R Us	25%	19%

Note 11 – Legal Settlement

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, which alleged that CCIP’s mesh crib liner infringed upon BreathableBaby’s patent rights relating to its air permeable infant bedding technology. On December 5, 2014, the Company reached a final settlement with BreathableBaby to resolve this matter under the terms of which the Company will be permitted to manufacture and sell a redesigned mesh crib liner product. In connection with the settlement, the Company made a one-time payment of $850,000 to BreathableBaby on December 11, 2014, which has been classified as legal expense in the consolidated statements of income.

Note 12 – Commitments and Contingencies

Total rent expense was $1.4 million during each of fiscal years ended March 29, 2015 and March 30, 2014. The Company’s commitment for minimum guaranteed rental payments under its lease agreements as of March 29, 2015 is $6.3 million, consisting of $1.2 million due in each of fiscal years 2016, 2017, 2018, 2019 and 2020, and $346,000 due in fiscal year 2021.

Total royalty expense was $8.7 million and $7.5 million for fiscal years 2015 and 2014, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of March 29, 2015 is $7.7 million, consisting of $3.1 million, $2.7 million and $1.9 million due in fiscal years 2016, 2017 and 2018, respectively.

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

Note 13 – Subsequent Events

The Company has evaluated events that have occurred between March 29, 2015 and the date that the accompanying financial statements were issued, and has determined that there are no material subsequent events that require disclosure.