Form 10-Q
period 2015-06-28
CROWN CRAFTS INC
filed 2015-08-12
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of July 31, 2015 was 9,963,347.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2015 AND MARCH 29, 2015

	June 28, 2015
	(Unaudited)	March 29, 2015
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$8,240	$1,807
Accounts receivable (net of allowances of $1,105 at June 28, 2015 and $1,000 at March 29, 2015):
Due from factor	15,219	21,563
Other	1,060	807
Inventories	18,130	15,468
Prepaid expenses	1,627	1,906
Deferred income taxes	1,137	968
Total current assets	45,413	42,519
Property, plant and equipment - at cost:
Vehicles	235	235
Leasehold improvements	230	230
Machinery and equipment	2,892	2,836
Furniture and fixtures	755	755
Property, plant and equipment - gross	4,112	4,056
Less accumulated depreciation	3,607	3,528
Property, plant and equipment - net	505	528
Finite-lived intangible assets - at cost:
Customer relationships	5,534	5,411
Other finite-lived intangible assets	3,686	7,613
Finite-lived intangible assets - gross	9,220	13,024
Less accumulated amortization	4,772	8,517
Finite-lived intangible assets - net	4,448	4,507
Goodwill	1,126	1,126
Deferred income taxes	1,075	1,133
Other	134	133
Total Assets	$52,701	$49,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,460	$4,472
Accrued wages and benefits	2,288	2,265
Accrued royalties	1,628	1,581
Dividends payable	806	805
Income taxes currently payable	550	1,021
Other accrued liabilities	159	230
Total current liabilities	12,891	10,374

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at June 28, 2015 and March 29, 2015; Issued 12,088,834 shares at June 28, 2015 and 12,030,302 shares at March 29, 2015	121	120
Additional paid-in capital	49,037	48,561
Treasury stock - at cost - 2,010,928 shares at June 28, 2015 and 1,964,886 shares at March 29, 2015	(8,750)	(8,390)
Accumulated deficit	(598)	(719)
Total shareholders' equity	39,810	39,572
Total Liabilities and Shareholders' Equity	$52,701	$49,946

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE-MONTH PERIODS ENDED JUNE 28, 2015 AND JUNE 29, 2014

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	June 28, 2015	June 29, 2014

Net sales	$17,858	$15,704
Cost of products sold	13,077	11,422
Gross profit	4,781	4,282
Legal expense	34	192
Other marketing and administrative expenses	3,227	2,970
Income from operations	1,520	1,120
Other income (expense):
Interest expense	(8)	(8)
Interest income	15	10
Foreign exchange gain	1	2
Other - net	4	3
Income before income tax expense	1,532	1,127
Income tax expense	605	424
Net income	$927	$703

Weighted average shares outstanding:
Basic	10,058	9,985
Effect of dilutive securities	50	44
Diluted	10,108	10,029

Earnings per share:
Basic	$0.09	$0.07

Diluted	$0.09	$0.07

Cash dividends declared per share	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE-MONTH PERIODS ENDED JUNE 28, 2015 AND JUNE 29, 2014

	Three-Month Periods Ended
	June 28, 2015	June 29, 2014
	(amounts in thousands)
Operating activities:
Net income	$927	$703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	79	80
Amortization of intangibles	182	194
Deferred income taxes	(111)	(298)
Stock-based compensation	256	215
Changes in assets and liabilities:
Accounts receivable	6,091	6,913
Inventories	(2,662)	(4,435)
Prepaid expenses	279	424
Other assets	(1)	(14)
Accounts payable	2,988	2,522
Accrued liabilities	(332)	179
Net cash provided by operating activities	7,696	6,483
Investing activities:
Capital expenditures for property, plant and equipment	(56)	(45)
Capital expenditures for purchased intangible assets	(123)	-
Net cash used in investing activities	(179)	(45)
Financing activities:
Purchase of treasury stock	(360)	-
Excess tax benefit from stock-based compensation	81	10
Dividends paid	(805)	(789)
Net cash used in financing activities	(1,084)	(779)
Net increase in cash and cash equivalents	6,433	5,659
Cash and cash equivalents at beginning of period	1,807	560
Cash and cash equivalents at end of period	$8,240	$6,219

Supplemental cash flow information:
Income taxes paid, net of refunds received	$1,174	$804
Interest paid, net of interest received	(4)	3

Noncash financing activity:
Dividends declared but unpaid	(806)	(804)
Compensation paid as common stock	140	354

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JUNE 28, 2015 AND JUNE 29, 2014

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which has been established by the FASB as the authoritative source for GAAP to be applied by nongovernmental entities.

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of June 28, 2015 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended June 28, 2015 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 3, 2016. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended

March 29, 2015.

Reclassifications: The Company has reclassified certain prior year information to conform to the amounts presented in the current year. None of the changes impact the Company’s previously reported financial position or results of operations.

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2016” or “2016” represent the 53-week period ending April 3, 2016 and references herein to “fiscal year 2015” or “2015” represent the 52-week period ended March 29, 2015.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in other marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $305,000 and $234,000 for the three-month periods ended June 28, 2015 and June 29, 2014, respectively.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three-month periods ended June 28, 2015 and June 29, 2014 are as follows (in thousands):

	Three-Month Periods Ended
	June 28, 2015	June 29, 2014
Bedding, blankets and accessories	$12,270	$10,801
Bibs, bath and disposable products	5,588	4,903
Total net sales	$17,858	$15,704

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

The Company’s accounts receivable as of June 28, 2015 was $16.3 million, net of allowances of $1.1 million. Of this amount, $15.2 million was due from CIT under the factoring agreements, and an additional $7.9 million was due from CIT as a negative balance outstanding under the revolving line of credit, and $338,000 was due from CIT as the United States Dollar equivalent of amounts that had been collected, but not yet remitted, under Canadian factoring agreements with CIT. The combined amount of $23.4 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of sales in the accompanying consolidated statements of income and amounted to $1.8 million and $1.4 million for the three-month periods ended June 28, 2015 and June 29, 2014, respectively.

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

Patent Costs: The Company incurs certain legal and associated costs in connection with applications for patents. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or an alternative future use for the underlying product is available to the Company. The Company also capitalizes legal and other costs incurred in the protection or defense of the Company’s patents to the extent that it is believed that the future economic benefit of the patent will be maintained or increased and a successful outcome of the litigation is probable. Capitalized patent protection or defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of the future economic benefit of its patents involves considerable management judgment, and a different conclusion could result in a material impairment charge up to the carrying value of these assets.

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

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal, state or Chinese audit or other adjustment as of June 28, 2015 were the fiscal years ended April 1, 2012, March 31, 2013, March 30, 2014 and March 29, 2015, as well as the fiscal year ended

April 3, 2011 for several states.

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

Recently-Issued Accounting Standards: On July 22, 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which will clarify that after an entity determines the cost of its inventory, the subsequent measurement and presentation of such inventory should be at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs expected to be borne by the selling entity for completion, disposal and transportation. When the determination is made that the net realizable value of inventory has decreased to an amount that is less than the cost of the inventory, then the inventory should be presented at such net realizable value, with a corresponding charge to earnings in the period in which the determination occurs. The decline in net realizable value typically occurs as the result of damage, physical deterioration, obsolescence, changes in overall price levels, or other causes. Where practicable, the determination of the net realizable value of inventory on a subsequent measurement date should be applied separately to each item of the inventory. The measurement and presentation of inventory in accordance with this ASU differs from existing GAAP in that the subsequent measurement of inventory by an entity is currently required to be at the lower of cost or market. Such measurement was seen as unnecessarily complex because market could be calculated as replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2016. The ASU should be applied prospectively, and early adoption is permitted. The Company intends to adopt ASU No. 2015-11 on April 3, 2017, and is currently evaluating the effect that the adoption of the ASU will have on its financial position, results of operations and related disclosures.

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and which will lead to a presentation consistent with the long-standing presentation of debt discounts. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, with a retrospective presentation within each balance sheet. When the Company’s financing agreement with CIT was amended on May 21, 2013 to extend its maturity date to July 11, 2016, CIT did not charge the Company any debt issuance costs, and the Company’s legal and other costs incurred in connection with the extension of the financing agreement were not material. As of June 28, 2015 and March 29, 2015, there was no balance owed on the Company’s revolving line of credit and the Company had no other structured debt. If the Company again extends its financing agreement with CIT to beyond July 11, 2016, or otherwise enters into any new structured debt arrangements, and if there are any debt issuance costs associated with such an extension or such new structured debt arrangements, then the Company does not anticipate that the adoption by the Company of ASU No. 2015-03 on April 4, 2016 will have a material impact on the Company’s financial position, results of operations and related disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing GAAP guidance on revenue recognition, will require the use of more estimates and judgements, as well as additional disclosures. When issued, ASU No. 2014-09 was to become effective in the fiscal year beginning after December 15, 2016, but on July 9, 2015 the FASB approved a one-year deferral of the effective date. Early adoption was originally not permitted in ASU No. 2014-09, but on July 9, 2015 the FASB voted to allow early adoption in the first interim period of the fiscal year beginning after December 15, 2016. The Company is currently evaluating the effect that ASU 2014-09 and the companion actions approved by the FASB on July 9, 2015 will have on its financial position, results of operations and related disclosures.

The Company has determined that all other ASU’s issued which were in effect, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The Company considers its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc. (“Hamco”), to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company as of June 28, 2015 and March 29, 2015 amounted to $24.0 million, and is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of March 30, 2015, and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets: Other intangible assets at June 28, 2015 and March 29, 2015 consisted primarily of the fair value of net identifiable assets acquired in business combinations, other than tangible assets and goodwill. The carrying amount and accumulated amortization of the Company’s other intangible assets as of June 28, 2015 and March 29, 2015, the amortization expense for the three-month periods ended June 28, 2015 and June 29, 2014 and the classification of such amortization expense within the accompanying unaudited consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended
	June 28,	March 29,	June 28,	March 29,	June 28,	June 29,
	2015	2015	2015	2015	2015	2014
Tradename and trademarks	$1,987	$1,987	$834	$801	$33	$33
Licenses and designs	-	3,571	-	3,571	-	-
Non-compete covenants	98	454	56	410	2	14
Patents	1,601	1,601	377	350	27	27
Customer relationships	5,534	5,411	3,505	3,385	120	120
Total other intangible assets	$9,220	$13,024	$4,772	$8,517	$182	$194

Classification within the accompanying consolidated statements of income:
Cost of products sold					$2	$14
Other marketing and administrative expenses					180	180
Total amortization expense					$182	$194

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	June 28, 2015	March 29, 2015
Raw Materials	$37	$36
Finished Goods	18,093	15,432
Total inventory	$18,130	$15,468

Note 4 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. At June 28, 2015, 1.0 million shares of the Company’s common stock were available for future issuance under the 2014 Plan.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $256,000 and $215,000 during the three-month periods ended June 28, 2015 and June 29, 2014, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of June 28, 2015.

Stock Options: The following table represents stock option activity for the three-month periods ended June 28, 2015 and June 29, 2014:

	Three-Month Period Ended		Three-Month Period Ended
	June 28, 2015		June 29, 2014
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.83	330,000	$5.76	185,000
Granted	8.38	110,000	7.90	165,000
Outstanding at End of Period	7.22	440,000	6.77	350,000
Exercisable at End of Period	6.47	247,500	5.62	135,000

As of June 28, 2015, the intrinsic value of the outstanding and exercisable stock options was $403,000 and $391,000, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options which were awarded to certain employees during the three-months ended June 28, 2015 and June 29, 2014, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	June 28, 2015	June 29, 2014
Options issued	110,000	165,000
Grant date	June 12, 2015	June 18, 2014
Dividend yield	3.82%	4.05%
Expected volatility	20.00%	30.00%
Risk free interest rate	1.12%	0.95%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$8.38	$7.90
Fair value per option	$0.77	$1.19

For the three-month periods ended June 28, 2015 and June 29, 2014, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended June 28, 2015			Three-Month Period Ended June 29, 2014
	Cost of	Other Marketing		Cost of	Other Marketing
	Products	& Administrative	Total	Products	& Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2013	$-	$-	$-	$12	$12	$24
2014	7	7	14	7	7	14
2015	16	13	29	2	2	4
2016	1	1	2	-	-	-

Total stock option compensation	$24	$21	$45	$21	$21	$42

As of June 28, 2015, total unrecognized stock option compensation expense amounted to $178,000, which will be recognized as the underlying stock options vest over a weighted-average period of 1.25 years. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

Non-vested Stock Granted to Employees: During the three-month period ended June 27, 2010, the Board awarded 345,000 shares of non-vested stock to certain employees in a series of grants, each of which was to vest only if (i) the closing price of the Company’s common stock was at or above certain target levels for any ten trading days out of any period of 30 consecutive trading days and (ii) the respective employees remained employed through July 29, 2015. The Company, with the assistance of an independent third party, determined that the aggregate grant date fair value of the awards amounted to $1.2 million.

With the closing price conditions having been met for these awards, the Board has at various times approved amendments to provide for the immediate vesting of all or a portion of several of the grants. The vesting of these awards was accelerated in order to maximize the eventual deductibility of the associated compensation expense by the Company for income tax purposes. As a result of the acceleration of these grants, 240,000 of the original 345,000 shares remained non-vested as of June 28, 2015.

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

In connection with the performance bonus plan, the Company, in respect of fiscal year 2015, awarded 58,532 shares of common stock with a fair value of $7.18 per share during the three-month period ended June 28, 2015. In connection with these awards, the Company recognized compensation expense of $140,000 during fiscal year 2015, and will recognize, on a straight-line basis, $140,000 in compensation expense during each of fiscal years 2016 and 2017.

In connection with the performance bonus plan, the Company, in respect of fiscal year 2014, awarded 188,232 shares of common stock with a fair value of $5.65 per share during the three-month period ended June 29, 2014. In connection with these awards, the Company recognized compensation expense of $354,000 during each of fiscal years 2014 and 2015, and will recognize, on a straight-line basis, $354,000 in compensation expense during fiscal year 2016. During the three-month period ended June 28, 2015, 94,116 of these shares vested, with such shares having an aggregate value of $735,000. Each of the individuals to which shares vested surrendered to the Company the shares necessary to satisfy the income tax withholding obligations that arose from the vesting of the shares, and the Company remitted $360,000 to the appropriate taxing authorities on their behalf.

For the three-month periods ended June 28, 2015 and June 29, 2014, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended June 28, 2015			Three-Month Period Ended June 29, 2014
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$36	$-	$36	$41	$-	$41
2013	-	-	-	-	20	20
2014	-	23	23	-	23	23
2015	89	28	117	89	-	89
2016	35	-	35	-	-	-

Total stock grant compensation	$160	$51	$211	$130	$43	$173

As of June 28, 2015, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $652,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 5.1 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 5 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited consolidated statements of income, were $116,000 and $107,000 for the three-month periods ended June 28, 2015 and June 29, 2014, respectively. There were no advances from the factor at June 28, 2015 or March 29, 2015.

Credit Facility:     The Company’s credit facility at June 28, 2015 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement matures on July 11, 2016 and is secured by a first lien on all assets of the Company. As of June 28, 2015, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.00%, which was 1.25% at June 28, 2015, on daily cash balances held at CIT.

Under the financing agreement, a fee is assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee was $8,000 for each of the three-month periods ended June 28, 2015 and June 29, 2014. At June 28, 2015, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $24.0 million available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of June 28, 2015.

Note 6 – Subsequent Events

The Company has evaluated events which have occurred between June 28, 2015 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

A summary of certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources is set forth below, which should be read in conjunction with the accompanying consolidated financial statements and related notes included in the preceding sections of this report.

RESULTS OF OPERATIONS

The following table contains results of operations for the three-month periods ended June 28, 2015 and June 29, 2014 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	June 28, 2015	June 29, 2014	$	%
Net sales by category
Bedding, blankets and accessories	$12,270	$10,801	$1,469	13.6%
Bibs, bath and disposable products	5,588	4,903	685	14.0%
Total net sales	17,858	15,704	2,154	13.7%
Cost of products sold	13,077	11,422	1,655	14.5%
Gross profit	4,781	4,282	499	11.7%
% of net sales	26.8%	27.3%
Marketing and administrative expenses	3,261	3,162	99	3.1%
% of net sales	18.3%	20.1%
Interest expense	(8)	(8)	0	0.0%
Other income	20	15	5	33.3%
Income tax expense	605	424	181	42.7%
Net income	927	703	224	31.9%
% of net sales	5.2%	4.5%

Net Sales: Sales of $17.9 million were higher for the three-month period ended June 28, 2015 compared with the same period in the prior year, having increased 13.7%, or $2.2 million. The sales increase is largely related to initial shipments of new collections to a major customer as well as higher replenishment for ongoing programs.

Gross Profit: Gross profit increased in amount by $499,000 but decreased as a percentage of net sales from 27.3% for the three-month period ended June 29, 2014 to 26.8% for the three-month period ended June 28, 2015. The increase in amount was associated with the increase in sales while the decrease as a percentage of net sales was a result of the assumption of new business from a former competitor with lower pre-set prices beginning in the three-month period ended December 28, 2014.

Legal Expense:     Legal expense for the three-month period ended June 28, 2015 decreased in amount by $158,000 as compared with the same period of the prior year. The decrease was primarily the result of $146,000 of legal fees in the prior year that were associated with a lawsuit that was settled during the three-month period ended December 28, 2014.

Other Marketing and Administrative Expenses: Other marketing and administrative expenses increased in amount from $3.0 million for the three-month period ended June 29, 2014 to $3.2 million for the three-month period ended June 28, 2015. The increase was primarily due to higher overall compensation costs and advertising costs.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate of 39.5% for fiscal year 2016 and 37.6% for fiscal year 2015. The increase in the current year is primarily due to an increase in the amount of certain expenses that are not deductible for tax purposes. Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2016, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income and the amount of certain tax credits.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $6.5 million for the three-month period ended June 29, 2014 to $7.7 million for the three-month period ended June 28, 2015, due primarily to a lower increase in inventory, which was offset by a lower decrease in accounts receivable in the current year.

Net cash used in investing activities increased to $179,000 in the current year from $45,000 in the prior year.

Net cash used in financing activities increased by $305,000 to $1.1 million in the current year. The increase was primarily associated with the surrender to the Company’s treasury of a portion of the shares of non-vested stock that vested, which was in consideration of the Company remitting the income tax withholding obligations that arose from the vesting of the shares.

From June 29, 2014 to June 28, 2015, the Company’s cash balances increased from $6.2 million to $8.2 million. During that period, the Company’s accounts receivable balances increased by $1.5 million, from $14.8 million to $16.3 million, due primarily to the increased level of sales in the current year. At June 28, 2015, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $24.0 million available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either June 28, 2015 or March 29, 2015.

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

During the three-month period ended June 28, 2015, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is, from time to time, involved in various legal and regulatory proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 29, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended June 28, 2015.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
March 30, 2015 through May 3, 2015	46,042	$7.81	0	$0
May 4, 2015 through May 31, 2015	0	$0	0	$0
June 1, 2015 through June 28, 2015	0	$0	0	$0
Total	46,042	$7.81	0	$0

(1)  The shares purchased from March 30, 2015 through June 28, 2015 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of non-vested stock.

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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2015, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: August 12, 2015	/s/ Olivia W. Elliott
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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2015, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Unaudited Condensed Consolidated Statements of Income;

(ii)  Unaudited Condensed Consolidated Balance Sheets;

(iii) Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Filed herewith.