Form 10-Q
period 2015-09-27
CROWN CRAFTS INC
filed 2015-11-12
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 20, 2015 was 9,996,527.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2015 AND MARCH 29, 2015

	September 27, 2015
	(Unaudited)	March 29, 2015
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$6,139	$1,807
Accounts receivable (net of allowances of $1,226 at September 27, 2015 and $1,000 at March 29, 2015):
Due from factor	15,960	21,563
Other	1,958	807
Inventories	17,564	15,468
Prepaid expenses	1,185	1,906
Deferred income taxes	769	968
Total current assets	43,575	42,519
Property, plant and equipment - at cost:
Vehicles	242	235
Leasehold improvements	233	230
Machinery and equipment	2,893	2,836
Furniture and fixtures	797	755
Property, plant and equipment - gross	4,165	4,056
Less accumulated depreciation	3,647	3,528
Property, plant and equipment - net	518	528
Finite-lived intangible assets - at cost:
Customer relationships	5,534	5,411
Other finite-lived intangible assets	3,686	7,613
Finite-lived intangible assets - gross	9,220	13,024
Less accumulated amortization	4,961	8,517
Finite-lived intangible assets - net	4,259	4,507
Goodwill	1,126	1,126
Deferred income taxes	926	1,133
Other	157	133
Total Assets	$50,561	$49,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,381	$4,472
Accrued wages and benefits	1,119	2,265
Accrued royalties	2,017	1,581
Dividends payable	799	805
Income taxes currently payable	26	1,021
Other accrued liabilities	197	230
Total current liabilities	10,539	10,374

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at September 27, 2015 and March 29, 2015; Issued 12,139,334 shares at September 27, 2015 and 12,030,302 shares at March 29, 2015	121	120
Additional paid-in capital	49,590	48,561
Treasury stock - at cost - 2,147,987 shares at September 27, 2015 and 1,964,886 shares at March 29, 2015	(9,857)	(8,390)
Retained Earnings (Accumulated deficit)	168	(719)
Total shareholders' equity	40,022	39,572
Total Liabilities and Shareholders' Equity	$50,561	$49,946

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Net sales	$20,716	$20,441	$38,574	$36,145
Cost of products sold	15,010	14,595	28,087	26,017
Gross profit	5,706	5,846	10,487	10,128
Legal expense	38	1,109	72	1,301
Other marketing and administrative expenses	3,070	3,398	6,297	6,368
Income from operations	2,598	1,339	4,118	2,459
Other income (expense):
Interest expense	(31)	(9)	(39)	(17)
Interest income	15	6	30	16
Gain on sale of property, plant and equipment	15	-	15	-
Foreign exchange loss	(10)	(14)	(9)	(12)
Other - net	(1)	(1)	3	2
Income before income tax expense	2,586	1,321	4,118	2,448
Income tax expense	1,021	491	1,626	915
Net income	$1,565	$830	$2,492	$1,533

Weighted average shares outstanding:
Basic	10,017	10,064	10,038	10,025
Effect of dilutive securities	45	37	45	41
Diluted	10,062	10,101	10,083	10,066

Earnings per share:
Basic	$0.16	$0.08	$0.25	$0.15

Diluted	$0.16	$0.08	$0.25	$0.15

Cash dividends declared per share	$0.08	$0.08	$0.16	$0.16

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014

	Six-Month Periods Ended
	September 27, 2015	September 28, 2014
	(amounts in thousands)
Operating activities:
Net income	$2,492	$1,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	157	152
Amortization of intangibles	371	377
Deferred income taxes	406	(336)
Gain on sale of property, plant and equipment	(15)	-
Stock-based compensation	479	427
Tax shortfall from stock-based compensation	(3)	-
Changes in assets and liabilities:
Accounts receivable	4,452	2,768
Inventories	(2,096)	(5,448)
Prepaid expenses	721	304
Other assets	(24)	(35)
Accounts payable	1,909	2,960
Accrued liabilities	(1,598)	625
Net cash provided by operating activities	7,251	3,327
Investing activities:
Capital expenditures for property, plant and equipment	(163)	(120)
Proceeds from sale of property, plant and equipment	31	-
Capital expenditures for purchased intangible assets	(123)	-
Net cash used in investing activities	(255)	(120)
Financing activities:
Purchase of treasury stock	(1,467)	-
Issuance of common stock	147	-
Excess tax benefit from stock-based compensation	267	29
Dividends paid	(1,611)	(1,593)
Net cash used in financing activities	(2,664)	(1,564)
Net increase in cash and cash equivalents	4,332	1,643
Cash and cash equivalents at beginning of period	1,807	560
Cash and cash equivalents at end of period	$6,139	$2,203

Supplemental cash flow information:
Income taxes paid, net of refunds received	$2,548	$2,056
Interest paid, net of interest received	9	2

Noncash financing activities:
Dividends declared but unpaid	(799)	(806)
Compensation paid as common stock	140	354

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of September 27, 2015 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and six-month periods ended September 27, 2015 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 3, 2016. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 29, 2015.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in other marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $264,000 and $232,000 for the three-month periods ended September 27, 2015 and September 28, 2014, respectively, and $569,000 and $466,000 for the six-month periods ended September 27, 2015 and September 28, 2014, respectively.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three and six-month periods ended September 27, 2015 and September 28, 2014 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Bedding, blankets and accessories	$14,365	$15,387	$26,635	$26,188
Bibs, bath and disposable products	6,351	5,054	11,939	9,957
Total net sales	$20,716	$20,441	$38,574	$36,145

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

The Company’s accounts receivable as of September 27, 2015 was $17.9 million, net of allowances of $1.2 million. Of this amount, $16.0 million was due from CIT under the factoring agreements, and an additional $5.9 million was due from CIT as a negative balance outstanding under the revolving line of credit, and $160,000 was due from CIT as the United States Dollar equivalent of amounts that had been collected, but not yet remitted, under Canadian factoring agreements with CIT. The combined amount of $22.1 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying consolidated statements of income and amounted to $2.2 million and $2.0 million for the three-month periods ended September 27, 2015 and September 28, 2014, respectively, and $4.0 million and $3.4 million for the six-month periods ended September 27, 2015 and September 28, 2014, respectively.

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

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances. Such amount is presented as a current asset in the accompanying consolidated balance sheets and is a direct determinant of cost of products sold in the accompanying consolidated statements of income and, therefore, has a significant impact on the amount of net income in the accounting periods reported. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs incurred to design, develop, source and store the products until they are sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.

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

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal, state or Chinese audit or other adjustment as of September 27, 2015 were the fiscal years ended April 1, 2012, March 31, 2013, March 30, 2014 and March 29, 2015, as well as the fiscal year ended April 3, 2011 for several states.

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

Recently-Issued Accounting Standards: On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing GAAP guidance on revenue recognition, and which will require the use of more estimates and judgments, as well as additional disclosures. When issued, ASU No. 2014-09 was to become effective in the fiscal year beginning after December 15, 2016, but on August 12, 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provides for a one-year deferral of the effective date to apply the guidance of ASU No. 2014-09. Early adoption was originally not permitted in ASU No. 2014-09, but ASU No. 2015-14 permits early adoption in the first interim period of the fiscal year beginning after December 15, 2016. The Company is currently evaluating the effect that its adoption of ASUs 2014-09 and 2015-14 on April 3, 2017 will have on its financial position, results of operations and related disclosures.

On July 22, 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which will clarify that after an entity determines the cost of its inventory, the subsequent measurement and presentation of such inventory should be at the lower of cost or net realizable value. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2016. The ASU should be applied prospectively, and early adoption is permitted. The Company intends to adopt ASU No. 2015-11 on April 3, 2017, and is currently evaluating the effect that the adoption of the ASU will have on its financial position, results of operations and related disclosures.

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and which will lead to a presentation consistent with the long-standing presentation of debt discounts. Final guidance in this area, issued as ASU No. 2015-15 on August 18, 2015, includes an SEC staff announcement that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to revolving debt arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the revolving debt arrangement. ASU No. 2015-03, as appended by ASU No. 2015-15, will become effective for the first interim period of the fiscal year beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, with a retrospective presentation within each balance sheet. When the Company’s financing agreement with CIT was amended on May 21, 2013 to extend its maturity date to July 11, 2016, CIT did not charge the Company any debt issuance costs, and the Company’s legal and other costs incurred in connection with the extension of the financing agreement were not material. As of September 27, 2015 and March 29, 2015, there was no balance owed on the Company’s revolving line of credit and the Company had no other structured debt. If the Company and CIT again amend the financing agreement with CIT to extend its maturity date to beyond July 11, 2016, or if the Company otherwise enters into any new structured debt arrangements, and if there are any debt issuance costs associated with such an amendment or such new structured debt arrangements, then the Company does not anticipate that the adoption by the Company of ASU No. 2015-03, as appended by ASU No. 2015-15, on April 4, 2016 will have a material impact on the Company’s financial position, results of operations and related disclosures.

Note 2 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The Company considers its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc. (“Hamco”), to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company as of September 27, 2015 and March 29, 2015 amounted to $24.0 million, and is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

Other Intangible Assets: Other intangible assets at September 27, 2015 and March 29, 2015 consisted primarily of identifiable assets acquired in business combinations, other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of September 27, 2015 and March 29, 2015, the amortization expense for the three and six-month periods ended September 27, 2015 and September 28, 2014 and the classification of such amortization expense within the accompanying unaudited consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Six-Month Periods Ended
	September 27,	March 29,	September 27,	March 29,	September 27,	September 28,	September 27,	September 28,
	2015	2015	2015	2015	2015	2014	2015	2014
Tradename and trademarks	$1,987	$1,987	$867	$801	$33	$33	$66	$66
Licenses and designs	-	3,571	-	3,571	-	-	-	-
Non-compete covenants	98	454	57	410	1	2	3	16
Patents	1,601	1,601	404	350	27	27	54	54
Customer relationships	5,534	5,411	3,633	3,385	128	121	248	241
Total other intangible assets	$9,220	$13,024	$4,961	$8,517	$189	$183	$371	$377

Classification within the accompanying consolidated statements of income:
Cost of products sold					$1	$2	$3	$16
Other marketing and administrative expenses					188	181	368	361
Total amortization expense					$189	$183	$371	$377

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	September 27, 2015	March 29, 2015
Raw Materials	$37	$36
Finished Goods	17,527	15,432
Total inventory	$17,564	$15,468

Note 4 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. At September 27, 2015, 1.0 million shares of the Company’s common stock were available for future issuance under the 2014 Plan.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $223,000 and $212,000 during the three-month periods ended September 27, 2015 and September 28, 2014, respectively, and recorded $479,000 and $427,000 during the six-month periods ended September 27, 2015 and September 28, 2014, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of September 27, 2015.

Stock Options: The following table represents stock option activity for the three and six-month periods ended September 27, 2015 and September 28, 2014:

	Six-Month Period Ended		Six-Month Period Ended
	September 27, 2015		September 28, 2014
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.83	330,000	$5.76	185,000
Granted	8.38	110,000	7.90	165,000
Exercised	6.57	(22,500)	-	-
Outstanding at End of Period	7.25	417,500	6.77	350,000
Exercisable at End of Period	6.46	225,000	5.62	135,000

As of September 27, 2015, the intrinsic value of the outstanding and exercisable stock options was $373,000 and $360,000, respectively. The total intrinsic value of the stock options exercised during each of the three and six-month periods ended September 27, 2015 was $33,000. The Company received no cash from the exercise of stock options during each of the three and six-month periods ended September 27, 2015. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $12,000 to remit the required income tax withholding amounts from “cashless” option exercises during each of the three and six-month periods ended September 27, 2015. No stock options were exercised during the three and six-month periods ended September 28, 2014.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options which were awarded to certain employees during the six-month periods ended September 27, 2015 and September 28, 2014, which options vest over a two-year period, assuming continued service.

	Six-Month Periods Ended
	September 27, 2015	September 28, 2014
Options issued	110,000	165,000
Grant date	June 12, 2015	June 18, 2014
Dividend yield	3.82%	4.05%
Expected volatility	20.00%	30.00%
Risk free interest rate	1.12%	0.95%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$8.38	$7.90
Fair value per option	$0.77	$1.19

For the three-month periods ended September 27, 2015 and September 28, 2014, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended September 27, 2015			Three-Month Period Ended September 28, 2014
	Cost of	Other Marketing		Cost of	Other Marketing
	Products	& Administrative	Total	Products	& Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2014	$-	$-	$-	$6	$6	$12
2015	12	11	23	12	10	22
2016	5	4	9	-	-	-

Total stock option compensation	$17	$15	$32	$18	$16	$34

For the six-month periods ended September 27, 2015 and September 28, 2014, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Six-Month Period Ended September 27, 2015			Six-Month Period Ended September 28, 2014
	Cost of	Other Marketing		Cost of	Other Marketing
	Products	& Administrative	Total	Products	& Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2013	$-	$-	$-	$12	$12	$24
2014	7	7	14	13	13	26
2015	28	24	52	14	12	26
2016	6	5	11	-	-	-

Total stock option compensation	$41	$36	$77	$39	$37	$76

As of September 27, 2015, total unrecognized stock option compensation expense amounted to $146,000, which will be recognized as the underlying stock options vest over a weighted-average period of 12 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Three-Month Period Ended
28,000	$8.20	September 27, 2015
28,000	$7.97	September 28, 2014
28,000	$6.67	September 29, 2013
42,000	$5.62	September 30, 2012

These shares vest over a two-year period, assuming continued service. The fair value of the non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant. In August 2015, 28,000 shares vested that had been granted to the Company’s non-employee directors, with such shares having an aggregate value of $226,000.

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

With the closing price conditions having been met for these awards, the Board at various times approved amendments to provide for the immediate vesting of all or a portion of several of the grants. The vesting of these awards was accelerated in order to maximize the deductibility of the associated compensation expense by the Company for income tax purposes. During the three-month period ended September 27, 2015, the remaining 240,000 of these shares vested, with such shares having an aggregate value of $1.9 million. Each of the individuals holding shares that vested surrendered to the Company the number of shares necessary to satisfy the income tax withholding obligations that arose from the vesting of the shares, and the Company remitted $948,000 to the appropriate taxing authorities on behalf of such individuals.

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

In connection with the performance bonus plan, the Company, in respect of fiscal year 2014, awarded 188,232 shares of common stock with a fair value of $5.65 per share during the three-month period ended June 29, 2014. In connection with these awards, the Company recognized compensation expense of $354,000 during each of fiscal years 2014 and 2015, and will recognize, on a straight-line basis, $354,000 in compensation expense during fiscal year 2016. During the three-month period ended June 28, 2015, 94,116 of these shares vested, with such shares having an aggregate value of $735,000. Each of the individuals holding shares that vested surrendered to the Company the number of shares necessary to satisfy the income tax withholding obligations that arose from the vesting of the shares, and the Company remitted $360,000 to the appropriate taxing authorities on behalf of such individuals.

For the three-month periods ended September 27, 2015 and September 28, 2014, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended September 27, 2015			Three-Month Period Ended September 28, 2014
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$12	$-	$12	$41	$-	$41
2013	-	-	-	-	7	7
2014	-	8	8	-	23	23
2015	89	28	117	89	18	107
2016	35	19	54	-	-	-

Total stock grant compensation	$136	$55	$191	$130	$48	$178

For the six-month periods ended September 27, 2015 and September 28, 2014, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Six-Month Period Ended September 27, 2015			Six-Month Period Ended September 28, 2014
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$48	$-	$48	$82	$-	$82
2013	-	-	-	-	27	27
2014	-	31	31	-	46	46
2015	178	56	234	178	18	196
2016	70	19	89	-	-	-

Total stock grant compensation	$296	$106	$402	$260	$91	$351

As of September 27, 2015, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $691,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 7.3 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 5 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited consolidated statements of income, were $156,000 and $159,000 for the three-month periods ended September 27, 2015 and September 28, 2014, respectively, and were $272,000 and $266,000 for the six-month periods ended September 27, 2015 and September 28, 2014, respectively. There were no advances from the factor at September 27, 2015 or March 29, 2015.

Credit Facility:     The Company’s credit facility at September 27, 2015 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement matures on July 11, 2016 and is secured by a first lien on all assets of the Company. As of September 27, 2015, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.00%, which was 1.25% at September 27, 2015, on daily cash balances held at CIT.

Under the financing agreement, a fee is assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee was $8,000 for each of the three months ended September 27, 2015 and September 28, 2014, and was $16,000 for each of the six months ended September 27, 2015 and September 28, 2014. At September 27, 2015, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $23.8 million available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of September 27, 2015.

Note 6 – Subsequent Events

The Company has evaluated events which have occurred between September 27, 2015 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three and six-month periods ended September 27, 2015 and September 28, 2014 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	September 27, 2015	September 28, 2014	$	%	September 27, 2015	September 28, 2014	$	%
Net sales by category
Bedding, blankets and accessories	$14,365	$15,387	$(1,022)	-6.6%	$26,635	$26,188	$447	1.7%
Bibs, bath and disposable products	6,351	5,054	1,297	25.7%	11,939	9,957	1,982	19.9%
Total net sales	20,716	20,441	275	1.3%	38,574	36,145	2,429	6.7%
Cost of products sold	15,010	14,595	415	2.8%	28,087	26,017	2,070	8.0%
Gross profit	5,706	5,846	(140)	-2.4%	10,487	10,128	359	3.5%
% of net sales	27.5%	28.6%			27.2%	28.0%
Marketing and administrative expenses	3,108	4,507	(1,399)	-31.0%	6,369	7,669	(1,300)	-17.0%
% of net sales	15.0%	22.0%			16.5%	21.2%
Interest expense	(31)	(9)	(22)	244.4%	(39)	(17)	(22)	129.4%
Other income (expense)	19	(9)	28	-311.1%	39	6	33	550.0%
Income tax expense	1,021	491	530	107.9%	1,626	915	711	77.7%
Net income	1,565	830	735	88.6%	2,492	1,533	959	62.6%
% of net sales	7.6%	4.1%			6.5%	4.2%

Net Sales: Sales increased by $275,000, or 1.3%, for the three-month period ended September 27, 2015 and $2.4 million, or 6.7%, for the six-month period ended September 27, 2015 compared with the same periods in the prior year. The sales increases are largely related to initial shipments of new collections as well as replenishment for ongoing programs.

Gross Profit: Gross profit decreased in amount by $140,000 and decreased from 28.6% of net sales for the three-month period ended September 28, 2014 to 27.5% of net sales for the three-month period ended September 27, 2015. Gross profit increased in amount by $359,000 for the six-month period, but decreased from 28.0% of net sales for the six-month period ended September 28, 2014 to 27.2% for the six-month period ended September 27, 2015. The decreases in the gross margin as a percentage of net sales are the result of the assumption of new business from a former competitor with lower pre-set prices beginning in the three-month period ended December 28, 2014.

Legal Expense:     Legal expense decreased by $1.1 million and $1.2 million for the three and six-month periods ended September 27, 2015, respectively, as compared with the same periods of the prior year. The decreases were primarily the result of an $850,000 legal settlement recognized in the second quarter of the prior year and $204,000 and $350,000 of legal fees incurred during the three and six-month periods in the prior year that were associated with a lawsuit that was settled during the three-month period ended December 28, 2014.

Other Marketing and Administrative Expenses: Other marketing and administrative expenses decreased in amount by $328,000 and $71,000 for the three and six-month periods ended September 27, 2015, respectively, compared with the same periods in the prior year.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate of 39.5% for fiscal year 2016 and 37.4% for fiscal year 2015. The increase in the current year is primarily due to an increase in the amount of certain expenses that are not deductible for tax purposes. Although the Company does not anticipate a material change to the effective tax rate for the balance of fiscal year 2016, several factors could impact the rate, including variations from the Company’s estimates of the amount and source of its pre-tax income and the amount of certain tax credits.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $3.3 million for the six-month period ended September 28, 2014 to $7.3 million for the six-month period ended September 27, 2015, due primarily to a lower increase in inventory, a higher decrease in accounts receivable and a higher amount of net income, which was offset by lower increases in accrued liabilities and accounts payable and in the current year.

Net cash used in investing activities increased to $255,000 in the current year from $120,000 in the prior year.

Net cash used in financing activities increased by $1.1 million to $2.7 million in the current year. The increase was primarily associated with the surrender to the Company’s treasury of a portion of the shares of non-vested stock that vested, which was in consideration of the Company remitting the income tax withholding obligations that arose from the vesting of the shares.

From September 28, 2014 to September 27, 2015, the Company’s cash balances increased from $2.2 million to $6.1 million. At September 27, 2015, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $23.8 million available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either September 27, 2015 or March 29, 2015.

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

During the three-month period ended September 27, 2015, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
June 29, 2015 through August 2, 2015	137,059	$8.08	0	$0
August 3, 2015 through August 30, 2015	0	$0	0	$0
August 31, 2015 through September 27, 2015	0	$0	0	$0
Total	137,059	$8.08	0	$0

(1)

The shares purchased from June 29, 2015 through August 2, 2015 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the exercise of options and the vesting of non-vested stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (1)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (1)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (1)

101	The following information from the Registrant’s Form 10-Q for the quarterly period ended September 27, 2015, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):
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

CROWN CRAFTS, INC.

Date: November 12, 2015	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (1)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (1)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (1)

101	The following information from the Registrant’s Form 10-Q for the quarterly period ended September 27, 2015, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):
(i) Unaudited Condensed Consolidated Statements of Income;
(ii) Unaudited Condensed Consolidated Balance Sheets;
(iii) Unaudited Condensed Consolidated Statements of Cash Flows; and
(iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Filed herewith.