Form 10-Q
period 2015-12-27
CROWN CRAFTS INC
filed 2016-02-09
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015

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

Accelerated filer ☐	Large accelerated filer ☐	Non-Accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 27, 2016 was 9,996,527.

           PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 27, 2015 AND MARCH 29, 2015

	December 27, 2015
	(Unaudited)	March 29, 2015
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$7,549	$1,807
Accounts receivable (net of allowances of $1,137 at December 27, 2015 and $1,000 at March 29, 2015):
Due from factor	17,505	21,563
Other	681	807
Inventories	17,513	15,468
Prepaid expenses	2,427	1,906
Deferred income taxes	735	968
Income taxes receivable	553	-
Total current assets	46,963	42,519
Property, plant and equipment - at cost:
Vehicles	247	235
Leasehold improvements	233	230
Machinery and equipment	2,897	2,836
Furniture and fixtures	811	755
Property, plant and equipment - gross	4,188	4,056
Less accumulated depreciation	3,695	3,528
Property, plant and equipment - net	493	528
Finite-lived intangible assets - at cost:
Customer relationships	5,534	5,411
Other finite-lived intangible assets	3,686	7,613
Finite-lived intangible assets - gross	9,220	13,024
Less accumulated amortization	5,149	8,517
Finite-lived intangible assets - net	4,071	4,507
Goodwill	1,126	1,126
Deferred income taxes	962	1,133
Other	185	133
Total Assets	$53,800	$49,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,959	$4,472
Accrued wages and benefits	1,337	2,265
Accrued royalties	2,184	1,581
Dividends payable	800	805
Income taxes payable	605	1,021
Other accrued liabilities	214	230
Total current liabilities	12,099	10,374
Non-current liabilities:
Reserve for unrecognized tax benefits	140	-

Commitments and contingencies	-	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at December 27, 2015 and March 29, 2015; Issued 12,171,834 shares at December 27, 2015 and 12,030,302 shares at March 29, 2015	122	120
Additional paid-in capital	50,010	48,561
Treasury stock - at cost - 2,175,307 shares at December 27, 2015 and 1,964,886 shares at March 29, 2015	(10,082)	(8,390)
Retained Earnings (Accumulated deficit)	1,511	(719)
Total shareholders' equity	41,561	39,572
Total Liabilities and Shareholders' Equity	$53,800	$49,946

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE-MONTH PERIODS ENDED DECEMBER 27, 2015 AND DECEMBER 28, 2014

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014

Net sales	$20,691	$23,743	$59,265	$59,888
Cost of products sold	14,439	17,115	42,526	43,132
Gross profit	6,252	6,628	16,739	16,756
Legal expense	21	59	93	1,360
Other marketing and administrative expenses	3,161	3,297	9,458	9,665
Income from operations	3,070	3,272	7,188	5,731
Other income (expense):
Interest expense	(8)	(10)	(47)	(27)
Interest income	14	1	44	17
Gain on sale of property, plant and equipment	-	-	15	-
Foreign exchange loss	(53)	(18)	(62)	(30)
Other - net	(1)	(3)	2	(1)
Income before income tax expense	3,022	3,242	7,140	5,690
Income tax expense	879	1,196	2,505	2,111
Net income	$2,143	$2,046	$4,635	$3,579

Weighted average shares outstanding:
Basic	9,996	10,072	10,024	10,041
Effect of dilutive securities	42	30	39	35
Diluted	10,038	10,102	10,063	10,076

Earnings per share:
Basic	$0.21	$0.20	$0.46	$0.36

Diluted	$0.21	$0.20	$0.46	$0.36

Cash dividends declared per share	$0.08	$0.08	$0.24	$0.24

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE-MONTH PERIODS ENDED DECEMBER 27, 2015 AND DECEMBER 28, 2014

	Nine-Month Periods Ended
	December 27, 2015	December 28, 2014
	(amounts in thousands)
Operating activities:
Net income	$4,635	$3,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	235	231
Amortization of intangibles	559	559
Deferred income taxes	404	108
Gain on sale of property, plant and equipment	(15)	-
Reserve for unrecognized tax benefits	140	-
Stock-based compensation	691	652
Tax shortfall from stock-based compensation	(5)	-
Changes in assets and liabilities:
Accounts receivable	4,184	(120)
Inventories	(2,045)	(5,694)
Prepaid expenses	(521)	(1,765)
Income taxes receivable	(553)	-
Other assets	(52)	(56)
Accounts payable	2,488	4,580
Accrued liabilities	(618)	520
Net cash provided by operating activities	9,527	2,594
Investing activities:
Capital expenditures for property, plant and equipment	(216)	(223)
Proceeds from sale of property, plant and equipment	31	-
Capital expenditures for purchased intangible assets	(123)	-
Net cash used in investing activities	(308)	(223)
Financing activities:
Repayments under revolving line of credit	-	(6,106)
Borrowings under revolving line of credit	-	6,106
Purchase of treasury stock	(1,692)	(173)
Issuance of common stock	347	58
Excess tax benefit from stock-based compensation	278	68
Dividends paid	(2,410)	(2,399)
Net cash used in financing activities	(3,477)	(2,446)
Net increase (decrease) in cash and cash equivalents	5,742	(75)
Cash and cash equivalents at beginning of period	1,807	560
Cash and cash equivalents at end of period	$7,549	$485

Supplemental cash flow information:
Income taxes paid, net of refunds received	$2,603	$2,323
Interest paid, net of interest received	5	10

Noncash financing activites:
Dividends declared but unpaid	(800)	(805)
Compensation paid as common stock	140	354

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 27, 2015 AND DECEMBER 28, 2014

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of December 27, 2015 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and nine-month periods ended December 27, 2015 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 3, 2016. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 29, 2015.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the accompanying consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the accompanying consolidated statements of income and cash flows. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company also has a certain amount of discontinued finished products which necessitates the establishment of inventory reserves and allocates indirect costs to inventory based on an estimated percentage of the supplier purchase price, each of which is highly subjective. The Company has also established estimated reserves in connection with the uncertainty concerning the amount of income taxes recognized. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers highly-liquid investments, if any, purchased with original maturities of three months or less to be cash equivalents.

The Company’s credit facility consists of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group, Inc. The Company classifies a negative balance outstanding under this revolving line of credit as cash, as these amounts are legally owed to the Company and are immediately available to be drawn upon by the Company. There are no compensating balance requirements or other restrictions on the transfer of amounts associated with the Company’s depository accounts.

Financial Instruments: For short-term instruments such as cash and cash equivalents, accounts receivable and accounts payable, the Company uses carrying value as a reasonable estimate of the fair value.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in other marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $271,000 and $376,000 for the three-month periods ended December 27, 2015 and December 28, 2014, respectively, and $840,000 and $842,000 for the nine-month periods ended December 27, 2015 and December 28, 2014, respectively.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three and nine-month periods ended December 27, 2015 and December 28, 2014 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Bedding, blankets and accessories	$15,821	$18,378	$42,456	$44,566
Bibs, bath and disposable products	4,870	5,365	16,809	15,322
Total net sales	$20,691	$23,743	$59,265	$59,888

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

The Company’s accounts receivable as of December 27, 2015 was $19.6 million, net of allowances of $1.1 million. Of this amount, $17.5 million was due from CIT under the factoring agreements, and an additional $7.5 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $25.0 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying consolidated statements of income and amounted to $2.3 million and $2.5 million for the three-month periods ended December 27, 2015 and December 28, 2014, respectively, and $6.3 million and $5.9 million for the nine-month periods ended December 27, 2015 and December 28, 2014, respectively.

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

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. During the three-month period ended December 27, 2015, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in a tax position which reflects opportunities for the application of more favorable state apportionment percentages for the past few years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording during the three-month period ended December 27, 2015 a gross reserve for unrecognized tax benefits of $713,000, less an offset of $573,000 to reflect state income tax overpayments net of the federal income tax impact, for a net reserve for unrecognized tax benefits of $140,000 in the accompanying consolidated financial statements. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. As the estimated unrecognized tax benefits are associated with state income tax overpayments, no interest expense or penalties will be accrued as long as the overpayments are receivable.

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal, state or Chinese audit or other adjustment as of December 27, 2015 were the fiscal years ended April 1, 2012, March 31, 2013, March 30, 2014 and March 29, 2015, as well as the fiscal year ended April 3, 2011 for several states.

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

Recently-Issued Accounting Standards: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing GAAP guidance on revenue recognition, and which will require the use of more estimates and judgments, as well as additional disclosures. When issued, ASU No. 2014-09 was to become effective in the fiscal year beginning after December 15, 2016, but in August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provides for a one-year deferral of the effective date to apply the guidance of ASU No. 2014-09. Early adoption was originally not permitted in ASU No. 2014-09, but ASU No. 2015-14 permits early adoption in the first interim period of the fiscal year beginning after December 15, 2016. The Company is currently evaluating the effect that its adoption of ASUs 2014-09 and 2015-14 on April 3, 2017 will have on its financial position, results of operations and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which will clarify that after an entity determines the cost of its inventory, the subsequent measurement and presentation of such inventory should be at the lower of cost or net realizable value. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2016. The ASU should be applied prospectively, and early adoption is permitted. The Company intends to adopt ASU No. 2015-11 on April 3, 2017, and is currently evaluating the effect that the adoption of the ASU will have on its financial position, results of operations and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will simplify the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on an entity’s balance sheet. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2016. The ASU may be applied prospectively or retrospectively, and early adoption is permitted. The Company does not expect that its adoption of ASU No. 2015-17 will have a material impact on its financial position, results of operation and related disclosures.

Note 2 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The Company considers its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc. (“Hamco”), to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company as of December 27, 2015 and March 29, 2015 amounted to $24.0 million, and is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

Other Intangible Assets: Other intangible assets at December 27, 2015 and March 29, 2015 consisted primarily of identifiable assets acquired in business combinations, other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of December 27, 2015 and March 29, 2015, the amortization expense for the three and nine-month periods ended December 27, 2015 and December 28, 2014 and the classification of such amortization expense within the accompanying unaudited consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Nine-Month Periods Ended
	December	March	December	March	December	December	December	December
	27, 2015	29, 2015	27, 2015	29, 2015	27, 2015	28, 2014	27, 2015	28, 2014
Tradename and trademarks	$1,987	$1,987	$900	$801	$33	$33	$99	$99
Licenses and designs	-	3,571	-	3,571	-	-	-	-
Non-compete covenants	98	454	58	410	1	1	4	17
Patents	1,601	1,601	431	350	27	27	81	81
Customer relationships	5,534	5,411	3,760	3,385	127	121	375	362
Total other intangible assets	$9,220	$13,024	$5,149	$8,517	$188	$182	$559	$559

Classification within the accompanying consolidated statements of income:
Cost of products sold					$1	$1	$4	$17
Other marketing and administrative expenses					187	181	555	542
Total amortization expense					$188	$182	$559	$559

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	December 27, 2015	March 29, 2015
Raw Materials	$37	$36
Finished Goods	17,476	15,432
Total inventory	$17,513	$15,468

Note 4 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. At December 27, 2015, 1.0 million shares of the Company’s common stock were available for future issuance under the 2014 Plan.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $212,000 and $225,000 during the three-month periods ended December 27, 2015 and December 28, 2014, respectively, and recorded $691,000 and $652,000 during the nine-month periods ended December 27, 2015 and December 28, 2014, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of December 27, 2015.

Stock Options: The following table represents stock option activity for the nine-month periods ended December 27, 2015 and December 28, 2014:

	Nine-Month Period Ended		Nine-Month Period Ended
	December 27, 2015		December 28, 2014
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.83	330,000	$5.76	185,000
Granted	8.38	110,000	7.90	165,000
Exercised	6.30	(55,000)	5.78	(10,000)
Outstanding at End of Period	7.35	385,000	6.80	340,000
Exercisable at End of Period	6.52	192,500	5.60	125,000

As of December 27, 2015, the intrinsic value of the outstanding and exercisable stock options was $334,000 and $314,000, respectively. The intrinsic value of the stock options exercised during the three and nine-months ended December 27, 2015 was $68,000 and $101,000, respectively. The Company received no cash from the exercise of stock options during each of the three and nine-month periods ended December 27, 2015. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $25,000 and $37,000 to remit the required income tax withholding amounts from “cashless” option exercises during the three and nine-month periods ended December 27, 2015, respectively, and used cash of $5,000 to remit the required income tax withholding amounts from “cashless” option exercises during each of the three and nine-month periods ended December 28, 2014.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options which were awarded to certain employees during the nine-month periods ended December 27, 2015 and December 28, 2014, which options vest over a two-year period, assuming continued service.

	Options Issued to Employees
	Nine-Month Periods Ended
	December 27, 2015	December 28, 2014
Options issued	110,000	165,000
Grant date	June 12, 2015	June 18, 2014
Dividend yield	3.82%	4.05%
Expected volatility	20.00%	30.00%
Risk free interest rate	1.12%	0.95%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$8.38	$7.90
Fair value per option	$0.77	$1.19

For the three-month periods ended December 27, 2015 and December 28, 2014, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended December 27, 2015			Three-Month Period Ended December 28, 2014
	Cost of	Other Marketing		Cost of	Other Marketing
	Products	& Administrative	Total	Products	& Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2014	$-	$-	$-	$6	$6	$12
2015	12	10	22	12	10	22
2016	5	4	9	-	-	-

Total stock option compensation	$17	$14	$31	$18	$16	$34

For the nine-month periods ended December 27, 2015 and December 28, 2014, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Nine-Month Period Ended December 27, 2015			Nine-Month Period Ended December 28, 2014
	Cost of	Other Marketing		Cost of	Other Marketing
	Products	& Administrative	Total	Products	& Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2013	$-	$-	$-	$12	$12	$24
2014	7	7	14	19	19	38
2015	40	34	74	26	22	48
2016	11	9	20	-	-	-

Total stock option compensation	$58	$50	$108	$57	$53	$110

As of December 27, 2015, total unrecognized stock option compensation expense amounted to $113,000, which will be recognized as the underlying stock options vest over a weighted-average period of nine months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

For the three-month periods ended December 27, 2015 and December 28, 2014, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended December 27, 2015			Three-Month Period Ended December 28, 2014
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$-	$-	$-	$51	$-	$51
2014	-	-	-	-	23	23
2015	89	28	117	89	28	117
2016	35	29	64	-	-	-

Total stock grant compensation	$124	$57	$181	$140	$51	$191

For the nine-month periods ended December 27, 2015 and December 28, 2014, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Nine-Month Period Ended December 27, 2015			Nine-Month Period Ended December 28, 2014
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$48	$-	$48	$133	$-	$133
2013	-	-	-	-	27	27
2014	-	31	31	-	69	69
2015	267	84	351	267	46	313
2016	105	48	153	-	-	-

Total stock grant compensation	$420	$163	$583	$400	$142	$542

As of December 27, 2015, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $510,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 4.7 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 5 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited consolidated statements of income, were $124,000 and $187,000 for the three-month periods ended December 27, 2015 and December 28, 2014, respectively, and were $396,000 and $453,000 for the nine-month periods ended December 27, 2015 and December 28, 2014, respectively. There were no advances from the factor at December 27, 2015 or March 29, 2015.

Credit Facility:     The Company’s credit facility at December 27, 2015 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement was to mature on July 11, 2016 and is secured by a first lien on all assets of the Company. As of December 27, 2015, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.00%, which was 1.25% at December 27, 2015, on daily cash balances held at CIT.

Under the financing agreement, a fee was assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee was $8,000 for each of the three months ended December 27, 2015 and December 28, 2014, and was $25,000 for each of the nine months ended December 27, 2015 and December 28, 2014. At December 27, 2015, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $25.4 million available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of December 27, 2015.

The financing agreement was amended on December 28, 2015 to extend its maturity date to July 11, 2019 and to eliminate the Commitment Fee.

Note 6 – Subsequent Events

As set forth in Note 5 above, the Company’s financing agreement with CIT was amended on December 28, 2015 to extend its maturity date to July 11, 2019 and to eliminate the Commitment Fee. On February 4, 2016, the Board declared a special cash dividend on the Company’s common stock of $0.25 per share, which is in addition to the declaration of the regular quarterly cash dividend of $0.08 per share. Both dividends will be paid on April 8, 2016 to stockholders of record at the close of business on March 18, 2016. The Company has evaluated events which have occurred between December 27, 2015 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three and six-month periods ended December 27, 2015 and December 28, 2014 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Nine-Month Periods Ended		Change
	December 27, 2015	December 28, 2014	$	%	December 27, 2015	December 28, 2014	$	%
Net sales by category
Bedding, blankets and accessories	$15,821	$18,378	$(2,557)	-13.9%	$42,456	$44,566	$(2,110)	-4.7%
Bibs, bath and disposable products	4,870	5,365	(495)	-9.2%	16,809	15,322	1,487	9.7%
Total net sales	20,691	23,743	(3,052)	-12.9%	59,265	59,888	(623)	-1.0%
Cost of products sold	14,439	17,115	(2,676)	-15.6%	42,526	43,132	(606)	-1.4%
Gross profit	6,252	6,628	(376)	-5.7%	16,739	16,756	(17)	-0.1%
% of net sales	30.2%	27.9%			28.2%	28.0%
Marketing and administrative expenses	3,182	3,356	(174)	-5.2%	9,551	11,025	(1,474)	-13.4%
% of net sales	15.4%	14.1%			16.1%	18.4%
Interest expense	8	10	(2)	-20.0%	47	27	20	74.1%
Other income (expense)	(40)	(20)	(20)	100.0%	(1)	(14)	13	-92.9%
Income tax expense	879	1,196	(317)	-26.5%	2,505	2,111	394	18.7%
Net income	2,143	2,046	97	4.7%	4,635	3,579	1,056	29.5%
% of net sales	10.4%	8.6%			7.8%	6.0%

Net Sales: Sales decreased by $3.1 million, or 12.9%, for the three-month period ended December 27, 2015 and $623,000, or 1.0%, for the nine-month period ended December 27, 2015 compared with the same periods in the prior year. The sales decrease for the three-month period is primarily due to lower replenishment related to soft retail sales and retail customers shifting their inventory purchases toward seasonal goods. Additionally, the prior year included initial shipments of products gained when a competitor exited the business, which were not repeated in the current year. During the nine-month period, sales increased due to replenishment orders for the new collections gained during the second and third quarter of the prior year; however, these increases were offset by the current quarter decreases previously mentioned.

Gross Profit: Gross profit decreased in amount by $376,000, but increased from 27.9% of net sales for the three months ended December 27, 2014 to 30.2% of net sales for the three months ended December 27, 2015. Gross profit was stable for the nine-month period, having increased in amount by $17,000 and increased from 28.0% of net sales for the nine-month period ended December 28, 2014 to 28.2% for the nine-month period ended December 27, 2015. The increase in the gross margin for the three-month period is primarily due to the Company’s overall tight cost control combined with improved product cost from China resulting from favorable exchange rate fluctuations. For the nine-month period, the gross margin increase as a percentage of net sales was the result of the previously mentioned three-month efficiencies offset by a decrease associated with the assumption of new business from a former competitor with lower pre-set prices beginning in the three-month period ended December 28, 2014.

Legal Expense:     Legal expense decreased by $1.3 million for the nine-month period ended December 27, 2015 as compared with the same period of the prior year. The decrease was primarily the result of an $850,000 legal settlement recognized in the second quarter of the prior year and $369,000 of legal fees incurred during nine-month period in the prior year that were associated with a lawsuit that was settled during the three-month period ended December 28, 2014.

Other Marketing and Administrative Expenses: Other marketing and administrative expenses decreased in amount by $136,000, but increased from 13.9% of net sales for the three-month period ended December 28, 2014 to 15.3% of net sales for the three-month period ended December 27, 2015. The increase as a percentage of net sales during the three-month period is primarily related to the decrease in net sales. Other marketing and administrative expenses decreased in amount by $207,000 and was stable at 16.1% of net sales for the nine-month period ended December 28, 2014, compared with 16.0% of net sales for the nine-month period ended December 27, 2015.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations for the nine-month period of the current year of 38.3%.  During the three-month period ended December 27, 2015, the Company recorded a discrete net income tax benefit of approximately $230,000, primarily resulting from the application of more favorable state apportionment percentages.  As a result of the net benefit, the actual ETR for the nine-month period ended December 27, 2015 has been reduced to 35.1%.  The favorable apportionment percentages also explain the reduction in the ETR of 1.2% for the nine-month period of the current year over the ETR for the six-month period ended September 27, 2015 of 39.5%.  The overall impact of the change in the ETR from 39.5% to 38.3% when applied to the year-to-date earnings is approximately $85,000.

Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of 2016, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income and the amount of certain tax credits.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $2.6 million for the nine-month period ended December 28, 2014 to $9.5 million for the nine-month period ended December 27, 2015, due primarily to a higher decrease in accounts receivable and lower increases in inventory and prepaid expenses, which was offset by a lower increase in accounts payable in the current year.

Net cash used in investing activities increased to $307,000 in the current year from $223,000 in the prior year, due primarily to $123,000 used in the current year to purchase certain intangible assets.

Net cash used in financing activities increased by $1.0 million to $3.5 million in the current year. The increase was primarily associated with the surrender to the Company’s treasury of a portion of the shares of non-vested stock that vested, which was in consideration of the Company remitting the income tax withholding obligations that arose from the vesting of the shares.

From December 28, 2014 to December 27, 2015, the Company’s cash balances increased from $485,000 to $7.5 million. At December 27, 2015, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and the Company had $25.4 million available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash balance, its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either December 27, 2015 or March 29, 2015.

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

During the three-month period ended December 27, 2015, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended December 27, 2015.

	Total Number of Shares	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
September 28, 2015 through November 1, 2015	27,320	$8.21	0	$0
November 2, 2015 through November 29, 2015	0	$0	0	$0
November 30, 2015 through December 27, 2015	0	$0	0	$0
Total	27,320	$8.21	0	$0

(1)	The shares purchased from September 28, 2015 through November 1, 2015 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the exercise of options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

10.1	Tenth Amendment to Financing Agreement dated as of December 28, 2015 by and among Crown Crafts, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended December 27, 2015, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

       (i)   Unaudited Condensed Consolidated Statements of Income;

(ii)  Unaudited Condensed Consolidated Balance Sheets;

(iii) Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: February 9, 2016	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1	Tenth Amendment to Financing Agreement dated as of December 28, 2015 by and among Crown Crafts, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended December 27, 2015, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

       (i)   Unaudited Condensed Consolidated Statements of Income;

(ii)  Unaudited Condensed Consolidated Balance Sheets;

(iii) Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(2)	Filed herewith.