Form 10-K
period 2016-04-03
CROWN CRAFTS INC
filed 2016-06-09
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 25, 2015 (the last business day of the Company’s most recently completed second fiscal quarter) was $58.1 million.

As of May 10, 2016, 9,990,848 shares of the Company’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2016” or “2016” represent the 53-week period ended April 3, 2016 and references to “fiscal year 2015” or “2015” represent the 52-week period ended March 29, 2015.

Products

The Company's primary focus is on infant, toddler and juvenile products, including the following:

●	crib and toddler bedding
●	blankets and swaddle blankets
●	nursery and toddler accessories
●	room décor
●	reusable and disposable bibs
●	burp cloths
●	hooded bath towels and washcloths
●	reusable and disposable placemats and floor mats
●	disposable cup labels, toilet seat covers and changing mats
●	other infant, toddler and juvenile soft goods

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

Product Sourcing

The Company's products are produced by foreign and domestic manufacturers, with the largest concentration being in China. The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of ocean freight and duties. Although the Company maintains relationships with a limited number of suppliers, the Company believes that its products may be readily manufactured by several alternative sources in quantities sufficient to meet the Company's requirements. The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor and audit product quality and to ensure compliance with labor requirements and social and environmental standards. In addition, the Company closely monitors the currency exchange rate. The impact of future fluctuations in the exchange rate or changes in safeguards cannot be predicted with certainty.

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

Employees

At May 10, 2016, the Company had 135 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

Customers

The Company's customers consist principally of mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2016 and 2015.

	Fiscal Year
	2016	2015
Wal-Mart Stores, Inc.	42%	36%
Toys R Us	23%	25%

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

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, primarily NoJo® and Neat Solutions®, accounted for 23% and 26% of the Company’s total gross sales during fiscal years 2016 and 2015, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

International Sales

Sales to customers in countries other than the United States represented 3% of the Company’s total gross sales during each of fiscal years 2016 and 2015, which included 1% of sales to the customers set forth above that represented more than 10% of the Company’s gross sales during fiscal year 2016. International sales are based upon the location that predominately represents what the Company believes to be the final destination of the products delivered to the Company’s customers.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 62% of the Company’s gross sales in fiscal year 2016, which included 46% of sales under the Company's license agreements with affiliated companies of The Walt Disney Company (“Disney”), which expire on December 31, 2017.

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

The Company’s top two customers represented approximately 65% of gross sales in fiscal year 2016. Although the Company does not enter into contracts with its key customers, it expects them to continue to be a significant portion of its gross sales in the future. The loss of, or a decline in orders from, one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The Company’s business is impacted by general economic conditions and related uncertainties affecting markets in which the Company operates.

The Company’s growth is largely dependent upon growth in the birthrate, and in particular, the rate of first births. Economic conditions, including the real and perceived threat of a recession, could lead individuals to decide to forgo or delay having children. Even under optimal economic conditions, shifts in demographic trends and preferences could have the consequence of individuals starting to have children later in life and/or having fewer children.  These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories and increased pressure on the prices of the Company’s products.  Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, the factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of the factor doing so may increase due to a change in economic conditions.  Such an action by the factor could result in the loss of future sales to the affected customer.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 62% of the Company’s gross sales in fiscal year 2016, which included 46% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses. Additionally, the volume of sales of licensed products is inherently tied to the success of the characters, films and other licensed programs of the Company’s licensors. A decline in the popularity of these licensed programs or the inability of the licensors to develop new properties for licensing could also result in a material loss of revenues to the Company.

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

Certain of the Company’s executive management and other key personnel have been integral to the Company’s operations and the execution of its growth strategy. The departure from the Company of one or more of these individuals, along with the inability of the Company to attract qualified and suitable individuals to fill the Company’s open positions, could adversely impact the Company’s growth and operating results.

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

Disruptions to the Company’s information technology systems could negatively affect the Company’s results of operations.

The Company’s operations are highly dependent upon computer hardware and software systems, including customized information technology systems and cloud-based applications. The Company also employs third-party systems and software that are integral to its operations. These systems are vulnerable to disruptions and security breaches by computer hackers and cyber terrorists. The Company has implemented security measures to securely maintain confidential and proprietary information stored on the Company’s information systems and continually invests in maintaining and upgrading the systems and applications to mitigate these risks. There can be no assurance that these measures and technology will adequately prevent an intrusion or that a third-party that is relied upon by the Company will not suffer an intrusion, that unauthorized individuals will not gain access to confidential or proprietary information or that any such incident will be timely detected and effectively countered. A significant data security breach could result in a disruption to the Company’s operations and could adversely impact its results of operations.

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

ITEM 2.  Properties

The Company's headquarters are located in Gonzales, Louisiana. The Company rents 17,761 square feet at this location under a lease that expires January 31, 2021. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The table below sets forth certain information regarding the Company's principal real property as of May 10, 2016.

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

PART II

ITEM 5.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company is authorized to issue up to 40,000,000 shares of capital stock, all of which are classified as common stock with a par value of $0.01 per share. On May 10, 2016, there were 12,293,039 shares of the Company’s common stock issued, 9,990,848 of which were outstanding.

Market Information and Price

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “CRWS”. On May 10, 2016, the closing price of the Company’s common stock was $9.48 per share. The table below sets forth the high and low closing price per share of the Company's common stock and the cash dividends per share declared on the Company’s common stock during each quarter of fiscal years 2016 and 2015.

	Closing Price		Cash Dividends
Quarter	High	Low	Declared
Fiscal Year 2016
First Quarter	$8.61	$7.74	$0.08
Second Quarter	8.22	7.88	0.08
Third Quarter	8.85	7.91	0.08
Fourth Quarter	9.50	7.87	0.33

Fiscal Year 2015
First Quarter	$8.72	$7.86	$0.08
Second Quarter	8.03	7.18	0.08
Third Quarter	7.74	7.10	0.08
Fourth Quarter	8.62	7.60	0.08

Holders of Common Stock

As of May 10, 2016, there were approximately 178 registered holders of the Company’s common stock.

Dividends

The Company’s credit facility permits the Company to pay cash dividends on its common stock without limitation, provided there is no default under the credit facility before or as a result of the payment of such dividends.

Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three months ended April 3, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
December 28, 2015 through January 31, 2016	0	$0	0	$0
February 1, 2016 through February 28, 2016	31,734	$8.52	0	$0
February 29, 2016 through April 3, 2016	95,150	$9.21	0	$0
Total	126,884	$9.04	0	$0

(1)	The shares purchased from February 1, 2016 through April 3, 2016 consist of shares of common stock surrendered to the Company in payment of the exercise price and income tax withholding obligations relating to the exercise of options and the income tax withholding obligations relating to the vesting of non-vested stock.

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

Results of Operations

The following table contains results of operations for fiscal years 2016 and 2015 and the dollar and percentage changes for those periods (in thousands, except percentages).

			Change
	2016	2015	$	%
Net sales by category
Bedding, blankets and accessories	$59,020	$64,038	$(5,018)	-7.8%
Bibs, bath and disposable products	25,322	21,940	3,382	15.4%
Total net sales	84,342	85,978	(1,636)	-1.9%
Cost of products sold	60,529	62,428	(1,899)	-3.0%
Gross profit	23,813	23,550	263	1.1%
% of net sales	28.2%	27.4%
Marketing and administrative expenses	13,025	14,330	(1,305)	-9.1%
% of net sales	15.4%	16.7%
Interest expense	58	37	21	56.8%
Other income (expense)	14	(23)	37	-160.9%
Income tax expense	3,915	3,442	473	13.7%
Net income	6,829	5,718	1,111	19.4%
% of net sales	8.1%	6.7%

Net Sales: Sales of $84.3 million for 2016 were lower than 2015, having decreased 1.9%, or $1.6 million. The majority of the sales decrease was due to initial placements of new programs in the prior year that had previously been placed with a competitor that exited the business, which placements were not repeated in the current year.

Gross Profit: Gross profit increased in amount by $263,000 and increased as a percentage of net sales from 27.4% to 28.2%. The increase as a percentage of net sales can be attributed to the improved product costs from China, which were the result of favorable exchange rate fluctuations. These increases in the gross profit percentage were offset by decreases resulting from the assumption of new business from a former competitor with lower pre-set prices.

Legal Expenses:     Legal expense for fiscal year 2015 were $1.3 million higher as compared with fiscal year 2016 primarily due to a charge in 2015 of $850,000 that the Company paid to BreathableBaby, LLC in settlement of litigation, as well as legal fees in 2015 of $380,000 that were associated with the litigation.

Other Marketing and Administrative Expenses: Other marketing and administrative expenses for fiscal year 2016 experienced a slight decrease of $44,000 as compared with fiscal year 2015.

Income Tax Expense: The Company’s provision for income taxes decreased to 36.4% during fiscal year 2016 from 37.6% in fiscal year 2015. The Company’s effective tax rate from continuing operations for the current year was 38.9%.  The Company recorded during the current year a discrete net income tax benefit of approximately $260,000, primarily resulting from the application of more favorable state apportionment percentages.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top two customers, which represented approximately 65% of the Company’s gross sales in fiscal year 2016. A significant downturn experienced by either or both of these customers could lead to pressure on the Company’s revenues. At times, the Company has also faced higher raw material costs, primarily related to cotton, as well as increases in labor, transportation and currency costs associated with the Company’s sourcing activities in China. Increases in these costs could adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases. For additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, see “Risk Factors” in Item 1A. of Part I. of this annual report on Form 10-K.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities increased from $4.8 million for the fiscal year ended March 29, 2015 to $11.0 million for the fiscal year ended April 3, 2016. In the current year, the Company experienced a decrease in its inventory and accounts receivable balances as compared with increases in these balances in the prior year. The decrease in inventory in the current year is primarily related to the selloff of new programs gained during the prior year, and the decrease in accounts receivable in the current year was primarily the result of lower sales during the fourth quarter of the current year as compared with the same period of the prior year.

Net cash used in investing activities was $324,000 in fiscal year 2016 compared with $256,000 in the prior year. The increase in the current year was primarily due to $123,000 used in the current year to purchase certain intangible assets.

Net cash used in financing activities increased by $1.7 million to $4.9 million in the current year. The increase was primarily associated with the surrender to the Company’s treasury of a portion of the shares of non-vested stock that vested and from shares issued upon the exercise of options, which was in consideration of the Company remitting the income tax withholding obligations to the appropriate taxing authorities on behalf of the employees of the Company that exercised options and had non-vested stock that vested.

During each of fiscal years 2016 and 2015, the Company used $3.2 million for the payment of dividends.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at April 3, 2016 consisted of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc., of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 2.0%. The financing agreement matures on July 11, 2019 and is secured by a first lien on all assets of the Company. At April 3, 2016, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.0%, which was 1.5% at April 3, 2016, on daily negative balances held at CIT.

The financing agreement as in effect prior to December 28, 2015 provided for a monthly fee, which was assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $25,000 and $33,000 during fiscal years 2016 and 2015, respectively. The financing agreement was amended on December 28, 2015 to eliminate the Commitment Fee. At April 3, 2016, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $25.6 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of April 3, 2016.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, the Company would either assume the credit risk for shipments to the customer after the date of such termination or limitation or cease shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $556,000 and $673,000 during fiscal years 2016 and 2015, respectively. There were no advances on the factoring agreements at either April 3, 2016 or March 29, 2015.

Critical Accounting Policies and Estimates

The Company prepares its financial statements to conform with accounting principles generally accepted in the United States of America (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”). References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

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

Patent Costs: The Company incurs certain legal and related costs in connection with applications for patents. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company also capitalizes legal and other costs incurred in the protection or defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful outcome of the litigation is probable. Capitalized patent protection or defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of future economic benefit of its patents involves considerable management judgment, and a different conclusion could result in a material impairment charge up to the carrying value of these assets.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold and amounted to $9.0 million and $8.7 million for fiscal years 2016 and 2015, respectively.

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

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. During fiscal year 2016, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in a tax position which reflects opportunities for the application of more favorable state apportionment percentages for the past few years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording during fiscal year 2016 a gross reserve for unrecognized tax benefits of $773,000, less an offset of $573,000 to reflect state income tax overpayments net of the federal income tax impact, for a net reserve for unrecognized tax benefits of $200,000 in the accompanying consolidated financial statements. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. As of April 3, 2016, the Company had accrued $11,000 for accrued interest expense and penalties on the portion of the unrecognized tax benefit that has been refunded to the Company but for which the relevant statute of limitations remained unexpired. No interest expense or penalties is accrued with respect to estimated unrecognized tax benefits that are associated with state income tax overpayments that remain receivable.

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing GAAP guidance on revenue recognition and which will require the use of more estimates and judgments, as well as additional disclosures. When issued, ASU No. 2014-09 was to become effective in the fiscal year beginning after December 15, 2016, but on August 12, 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provides for a one-year deferral of the effective date to apply the guidance of ASU No. 2014-09. Early adoption was originally not permitted in ASU No. 2014-09, but ASU No. 2015-14 permits early adoption in the first interim period of the fiscal year beginning after December 15, 2016. The Company is currently evaluating the effect that its adoption of ASUs 2014-09 and 2015-14 on April 3, 2017 will have on its financial position, results of operations and related disclosures.

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

On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will simplify the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on an entity’s balance sheet. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2016. The ASU may be applied prospectively or retrospectively, and early adoption is permitted. The Company intends to early-adopt ASU No. 2015-17 effective as of April 4, 2016. The adoption of ASU No. 2015-17 will not have a material impact on the Company’s financial position, results of operations and related disclosures. If ASU No. 2015-17 had been in effect on April 3, 2016, the current portion of the Company’s deferred income taxes in the amount of $888,000 as reported on the Company’s consolidated balance sheet would have been classified as non-current, and the Company would have reported $1.9 million as non-current deferred income taxes.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will increase transparency and comparability by requiring an entity to recognize lease assets and lease liabilities on its balance sheet and by requiring the disclosure of key information about leasing arrangements. Under the provisions of ASU No. 2016-02, the Company will be required to capitalize most of its current operating lease obligations as right-of-use assets with corresponding liabilities based upon the present value of the future cash outflows associated with such operating lease obligations. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2018. The ASU is to be applied using a modified retrospective approach, and early adoption is permitted. Although the Company has not yet decided if it will early-adopt ASU No. 2016-02 or determined the full impact of the adoption of ASU No. 2016-02, the Company believes that because of the nature and extent of its leasing arrangements, the adoption by the Company of ASU No. 2016-02 will have a significant impact on the Company’s financial position and related disclosures. The Company does not, however, believe that its adoption of ASU No. 2016-02 will have a material impact on its results of operations.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will seek to simplify the accounting for share-based compensation transactions while maintaining or improving the usefulness of the related disclosures. The provisions of ASU No. 2016-09 that are applicable to the Company include the following:

●

Under current GAAP, upon the exercise of an option or the vesting of non-vested stock, the Company must recognize the tax effect of the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes in additional paid-in capital. The provisions of ASU No. 2016-09 will require recognition of the excess tax deficiency or benefit as income tax expense or benefit, respectively, in the Company’s income statement. If ASU No. 2016-09 had been in effect beginning on March 30, 2015, the Company’s income tax expense for fiscal year 2016 would have been $273,000 lower and its net income would have been $273,000 higher.

●

Under current GAAP, excess tax benefits are classified as a financing activity in the Company’s statement of cash flows. The provisions of ASU No. 2016-09 will require that excess tax benefits be classified as an operating activity in the Company’s statement of cash flows. If ASU No. 2016-09 had been in effect beginning on March 30, 2015, the amount of the Company’s cash provided by operating activities during fiscal year 2016 would have been $278,000 higher and its cash used in financing activities would have been $278,000 higher.

●

The provisions of ASU No. 2016-09 clarify that cash paid by the Company to taxing authorities on behalf of an employee to reflect the value of shares withheld from the exercise of options or the vesting of non-vested stock to satisfy the income tax withholding obligations arising from such exercise or vesting should be classified as a financing activity in the Company’s statement of cash flows. As this treatment is consistent with the Company’s long-standing practice, if ASU No. 2016-09 had been in effect beginning on March 30, 2015, there would have been no difference in the amount of the Company’s cash used in financing activities during 2016 as a result of this provision in the ASU.

The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2016, and early adoption is permitted. The Company intends to early-adopt ASU No. 2016-09 effective as of April 4, 2016. The adoption of the ASU will not have a material impact on the Company’s financial position and related disclosures. The effect of the adoption of the ASU on the Company’s results of operations will depend on such factors as the timing and extent of the future exercise of stock options and the future vesting of non-vested stock, as well as the closing price per share of the Company’s common stock on the dates of such events.

The Company has determined that all other ASU’s issued which had become effective as of May 10, 2016, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of April 3, 2016.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fiscal quarter ended April 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the Company's directors and executive officers will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2016 (the "Proxy Statement") under the captions "Proposal 1 – Election of Directors" and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Board Committees and Meetings” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of April 3, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2006 Omnibus Incentive Plan	195,000	$7.22	0
2014 Omnibus Equity Compensation Plan	110,000	$8.38	1,003,468

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

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of April 3, 2016 and March 29, 2015
- Consolidated Statements of Income for the Fiscal Years Ended April 3, 2016 and March 29, 2015
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended April 3, 2016 and March 29, 2015
- Consolidated Statements of Cash Flows for the Fiscal Years Ended April 3, 2016 and March 29, 2015
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

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended March 29, 2015
Allowance for doubtful accounts	$73	$9	$82	$0
Allowance for customer deductions	$645	$4,543	$4,188	$1,000

Year Ended April 3, 2016
Allowance for customer deductions	$1,000	$3,495	$3,750	$745

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (12)
3.3	—	Amended and Restated Bylaws of the Company. (11)
4.1	—	Instruments defining the rights of security holders are contained in the Amended and Restated Certificate of Incorporation of the Company. (2)
4.2	—	Instruments defining the rights of security holders are contained in the Amended and Restated Bylaws of the Company. (11)
4.3*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (17)
4.4*	—	Form of Incentive Stock Option Grant Agreement. (18)
4.5*	—	Form of Non-Qualified Stock Option Grant Agreement. (18)
4.6*	—	Form of Restricted Stock Grant Agreement. (18)
10.1*	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut. (1)
10.2*	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut. (3)
10.3*	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman. (3)
10.4	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.5	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.6	—

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

10.15*	—	Second Amendment to Amended and Restated Employment Agreement dated March 26, 2012 by and between the Company and Nanci Freeman. (14)

10.16	—	Ninth Amendment to Financing Agreement dated May 21, 2013 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (16)
10.17	—	Tenth Amendment to Financing Agreement dated as of December 28, 2015 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (19)
10.18	—	Eleventh Amendment to Financing Agreement dated as of March 31, 2016 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (20)
14.1	—	Code of Ethics. (3)
21.1	—	Subsidiaries of the Company. (21)
23.1	—	Consent of KPMG LLP. (21)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (21)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (21)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (21)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (21)

101	—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 3, 2016, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Consolidated Statements of Income;

(ii)  Consolidated Balance Sheets;

(iii) Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Consolidated Statements of Cash Flows; and

(v)  Notes to Consolidated Financial Statements.

_______________

        *    Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.
(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2011.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 30, 2012.
(15)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(17)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(18)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2016.
(21)	Filed herewith.

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

By:   /s/ E. Randall Chestnut

E. Randall Chestnut

Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut	Chairman of the Board, President and Chief Executive Officer (Principal Executive	June 7, 2016
E. Randall Chestnut	Officer)

/s/ Sidney Kirschner	Director	June 7, 2016
Sidney Kirschner

/s/ Zenon S. Nie	Director	June 7, 2016
Zenon S. Nie

/s/ Donald Ratajczak	Director	June 7, 2016
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 7, 2016
Patricia Stensrud

/s/ Olivia W. Elliott	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting	June 7, 2016
Olivia W. Elliott	Officer)

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Crown Crafts, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of April 3, 2016 and March 29, 2015, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of April 3, 2016 and March 29, 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baton Rouge, Louisiana

June 9, 2016

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 3, 2016 AND MARCH 29, 2015

	April 3, 2016	March 29, 2015
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$7,574	$1,807
Accounts receivable (net of allowances of $745 at April 3, 2016 and $1,000 at March 29, 2015):
Due from factor	20,125	21,563
Other	671	807
Inventories	14,785	15,468
Prepaid expenses	1,689	1,906
Deferred income taxes	888	968
Total current assets	45,732	42,519

Property, plant and equipment - at cost:
Vehicles	247	235
Leasehold improvements	239	230
Machinery and equipment	2,879	2,836
Furniture and fixtures	808	755
Property, plant and equipment - gross	4,173	4,056
Less accumulated depreciation	3,740	3,528
Property, plant and equipment - net	433	528

Finite-lived intangible assets - at cost:
Customer relationships	5,534	5,411
Other finite-lived intangible assets	3,686	7,613
Finite-lived intangible assets - gross	9,220	13,024
Less accumulated amortization	5,338	8,517
Finite-lived intangible assets - net	3,882	4,507

Goodwill	1,126	1,126
Deferred income taxes	1,049	1,133
Other	193	133
Total Assets	$52,415	$49,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,640	$4,472
Accrued wages and benefits	1,988	2,265
Accrued royalties	1,172	1,581
Dividends payable	3,303	805
Income taxes payable	806	1,021
Other accrued liabilities	276	230
Total current liabilities	12,185	10,374

Non-current liabilities:
Reserve for unrecognized tax benefits	211	-

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at April 3, 2016 and March 29, 2015; Issued 12,251,834 shares at April 3, 2016 and 12,030,302 shares at March 29, 2015	123	120
Additional paid-in capital	50,723	48,561
Treasury stock - at cost - 2,302,191 shares at April 3, 2016 and 1,964,886 shares at March 29, 2015	(11,228)	(8,390)
Retained Earnings (Accumulated deficit)	401	(719)
Total shareholders' equity	40,019	39,572
Total Liabilities and Shareholders' Equity	$52,415	$49,946

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED APRIL 3, 2016 AND MARCH 29, 2015

(amounts in thousands, except per share amounts)

	2016	2015

Net sales	$84,342	$85,978
Cost of products sold	60,529	62,428
Gross profit	23,813	23,550
Legal expense	107	1,368
Other marketing and administrative expenses	12,918	12,962
Income from operations	10,788	9,220
Other income (expense):
Interest expense	(58)	(37)
Interest income	69	19
Foreign exchange loss	(62)	(49)
Other - net	7	7
Income before income tax expense	10,744	9,160
Income tax expense	3,915	3,442
Net income	$6,829	$5,718

Weighted average shares outstanding:
Basic	10,017	10,047
Effect of dilutive securities	21	33
Diluted	10,038	10,080

Earnings per share:
Basic	$0.68	$0.57

Diluted	$0.68	$0.57

Cash dividends declared per share	$0.57	$0.32

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FISCAL YEARS ENDED APRIL 3, 2016 AND MARCH 29, 2015

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(Dollar amounts in thousands)
Balances - March 30, 2014	11,794,070	$118	(1,932,744)	$(8,147)	$47,162	$(3,216)	$35,917

Issuance of shares	236,232	2			468		470
Stock-based compensation					862		862
Net tax effect of stock-based compensation					69		69
Acquisition of treasury stock			(32,142)	(243)			(243)
Net income						5,718	5,718
Dividends declared on common stock - $0.32 per share						(3,221)	(3,221)
Balances - March 29, 2015	12,030,302	120	(1,964,886)	(8,390)	48,561	(719)	39,572

Issuance of shares	221,532	3			983		986
Stock-based compensation					906		906
Net tax effect of stock-based compensation					273		273
Acquisition of treasury stock			(337,305)	(2,838)			(2,838)
Net income						6,829	6,829
Dividends declared on common stock - $0.57 per share						(5,709)	(5,709)
Balances - April 3, 2016	12,251,834	$123	(2,302,191)	$(11,228)	$50,723	$401	$40,019

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED APRIL 3, 2016 AND MARCH 29, 2015

	2016	2015
	(amounts in thousands)
Operating activities:
Net income	$6,829	$5,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	310	314
Amortization of intangibles	748	741
Deferred income taxes	165	(193)
Gain on sale of property, plant and equipment	(15)	-
Reserve for unrecognized tax benefits	211	-
Stock-based compensation	906	862
Tax shortfall from stock-based compensation	(5)	-
Changes in assets and liabilities:
Accounts receivable	1,575	(658)
Inventories	683	(1,861)
Prepaid expenses	217	(515)
Other assets	(60)	(56)
Accounts payable	168	(594)
Accrued liabilities	(716)	1,008
Net cash provided by operating activities	11,016	4,766
Investing activities:
Capital expenditures for property, plant and equipment	(232)	(256)
Proceeds from sale of property, plant and equipment	31	-
Capital expenditures for purchased intangible assets	(123)	-
Net cash used in investing activities	(324)	(256)
Financing activities:
Repayments under revolving line of credit	-	(7,839)
Borrowings under revolving line of credit	-	7,839
Purchase of treasury stock	(2,838)	(243)
Issuance of common stock	846	116
Excess tax benefit from stock-based compensation	278	69
Dividends paid	(3,211)	(3,205)
Net cash used in financing activities	(4,925)	(3,263)
Net increase in cash and cash equivalents	5,767	1,247
Cash and cash equivalents at beginning of period	1,807	560
Cash and cash equivalents at end of period	$7,574	$1,807

Supplemental cash flow information:
Income taxes paid	$4,107	$3,386
Interest paid	56	37

Noncash financing activities:
Dividends declared but unpaid	(3,303)	(805)
Compensation paid as common stock	140	354

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended April 3, 2016 and March 29, 2015

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and have been prepared pursuant to accounting principles generally accepted in the United States (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”). All significant intercompany balances and transactions have been eliminated in consolidation. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

Reclassifications: The Company has reclassified certain prior year information to conform to the amounts presented in the current year. None of the changes impact the Company’s previously reported financial position or results of operations.

Fiscal Year: The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2016” or “2016” represent the 53-week period ended April 3, 2016 and references to “fiscal year 2015” or “2015” represent the 52-week period ended March 29, 2015.

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

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for 2016 and 2015 are as follows (in thousands):

	2016	2015
Bedding, blankets and accessories	$59,020	$64,038
Bibs, bath and disposable products	25,322	21,940
Total net sales	$84,342	$85,978

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

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company did not record a provision for doubtful accounts for fiscal year 2016, and the Company’s provision for doubtful accounts for fiscal year 2015 is included in other marketing and administrative expenses in the accompanying consolidated statements of income and amounted to $9,000.

The Company’s accounts receivable at April 3, 2016 amounted to $20.8 million, net of allowances of $745,000. Of this amount, $20.1 million was due from CIT under the factoring agreements, $7.4 million was due from CIT as a negative balance outstanding under the revolving line of credit, and $147,000 was due from CIT as the United States Dollar equivalent of amounts that had been collected, but not yet remitted, under Canadian factoring agreements with CIT. The combined amount of $27.7 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

The determination of the indirect charges and their allocation to the Company's finished goods inventories is complex and requires significant management judgment and estimates. If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company's inventories and in the amount and timing of the Company's cost of products sold and the resulting net income for the reporting period.

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

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. No interest expense or penalties is accrued with respect to estimated unrecognized tax benefits that are associated with state income tax overpayments that remain receivable.

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment as of April 3, 2016 were the tax years ended March 31, 2013, March 30, 2014, March 29, 2015 and April 3, 2016, as well as the tax years ended April 1, 2012 and April 3, 2011 for several states.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold and amounted to $9.0 million and $8.7 million for fiscal years 2016 and 2015, respectively.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in other marketing and administrative expenses in the consolidated statements of income and amounted to $931,000 and $1.1 million for fiscal years 2016 and 2015, respectively.

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

Recently Issued Accounting Standards: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing GAAP guidance on revenue recognition, and which will require the use of more estimates and judgments, as well as additional disclosures. When issued, ASU No. 2014-09 was to become effective in the fiscal year beginning after December 15, 2016, but on August 12, 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provides for a one-year deferral of the effective date to apply the guidance of ASU No. 2014-09. Early adoption was originally not permitted in ASU No. 2014-09, but ASU No. 2015-14 permits early adoption in the first interim period of the fiscal year beginning after December 15, 2016. The Company is currently evaluating the effect that its adoption of ASUs 2014-09 and 2015-14 on April 3, 2017 will have on its financial position, results of operations and related disclosures.

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

On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will simplify the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on an entity’s balance sheet. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2016. The ASU may be applied prospectively or retrospectively, and early adoption is permitted. The Company intends to early-adopt ASU No. 2015-17 effective as of April 4, 2016. The adoption of ASU No. 2015-17 will not have a material impact on the Company’s financial position, results of operations and related disclosures. If the ASU had been in effect on April 3, 2016, the current portion of the Company’s deferred income taxes in the amount of $888,000 as reported on the Company’s consolidated balance sheet would have been classified as non-current, and the Company would have reported $1.9 million as non-current deferred income taxes.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will increase transparency and comparability by requiring an entity to recognize lease assets and lease liabilities on its balance sheet and by requiring the disclosure of key information about leasing arrangements. Under the provisions of ASU No. 2016-02, the Company will be required to capitalize most of its current operating lease obligations as right-of-use assets with corresponding liabilities based upon the present value of the future cash outflows associated with such operating lease obligations. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2018. The ASU is to be applied using a modified retrospective approach, and early adoption is permitted. Although the Company has not yet decided if it will early-adopt ASU No. 2016-02 or determined the full impact of the adoption of ASU No. 2016-02, the Company believes that because of the nature and extent of its leasing arrangements, the adoption by the Company of ASU No. 2016-02 will have a significant impact on the Company’s financial position and related disclosures. The Company does not, however, believe that its adoption of ASU No. 2016-02 will have a material impact on its results of operations.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will seek to simplify the accounting for share-based compensation transactions while maintaining or improving the usefulness of the related disclosures. The provisions of ASU No. 2016-09 that are applicable to the Company include the following:

●

Under current GAAP, upon the exercise of an option or the vesting of non-vested stock, the Company must recognize the tax effect of the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes in additional paid-in capital. The provisions of ASU No. 2016-09 will require recognition of the excess tax deficiency or benefit as income tax expense or benefit, respectively, in the Company’s income statement. If ASU No. 2016-09 had been in effect beginning on March 30, 2015, the Company’s income tax expense for fiscal year 2016 would have been $273,000 lower and its net income would have been $273,000 higher.

●

Under current GAAP, excess tax benefits are classified as a financing activity in the Company’s statement of cash flows. The provisions of ASU No. 2016-09 will require that excess tax benefits be classified as an operating activity in the Company’s statement of cash flows. If ASU No. 2016-09 had been in effect beginning on March 30, 2015, the amount of the Company’s cash provided by operating activities during fiscal year 2016 would have been $278,000 higher and its cash used in financing activities would have been $278,000 higher.

●

The provisions of ASU No. 2016-09 clarify that cash paid by the Company to taxing authorities on behalf of an employee to reflect the value of shares withheld from the exercise of options or the vesting of non-vested stock to satisfy the income tax withholding obligations arising from such exercise or vesting should be classified as a financing activity in the Company’s statement of cash flows. As this treatment is consistent with the Company’s long-standing practice, if ASU No. 2016-09 had been in effect beginning on March 30, 2015, there would have been no difference in the amount of the Company’s cash used in financing activities during 2016 as a result of this provision in the ASU.

The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2016, and early adoption is permitted. The Company intends to early-adopt ASU No. 2016-09 effective as of April 4, 2016. The adoption of the ASU will not have a material impact on the Company’s financial position and related disclosures. The effect of the adoption of the ASU on the Company’s results of operations will depend on such factors as the timing and extent of the future exercise of stock options and the future vesting of non-vested stock, as well as the closing price per share of the Company’s common stock on the dates of such events. The inherent uncertainty surrounding the details of these factors dictates that the effect of the adoption of ASU No. 2016-09 on the Company’s results of operations cannot be reasonably estimated.

The Company has determined that all other ASU’s issued which had become effective as of April 3, 2016, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 - Financing Arrangements

Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, the Company would either assume the credit risk for shipments to the customer after the date of such termination or limitation or cease shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $556,000 and $673,000 during fiscal years 2016 and 2015, respectively. There were no advances on the factoring agreements at either April 3, 2016 or March 29, 2015.

Credit Facility: The Company’s credit facility at April 3, 2016 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 2.0%. The financing agreement matures on July 11, 2019 and is secured by a first lien on all assets of the Company. At April 3, 2016, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.0%, which was 1.5% at April 3, 2016, on daily negative balances held at CIT.

The financing agreement as in effect prior to December 28, 2015 provided for a monthly fee, which was assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $25,000 and $33,000 during 2016 and 2015, respectively. The financing agreement was amended on December 28, 2015 to eliminate the Commitment Fee. At April 3, 2016 and March 29, 2015, there was no balance owed on the revolving line of credit and there was no letter of credit outstanding. As of April 3, 2016 and March 29, 2015, $25.6 million and $26.0 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of April 3, 2016.

Note 4 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “401(k) Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The 401(k) Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the 401(k) Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Company’s Board of Directors (the “Board”) determines the portion, if any, of employee contributions that will be matched by the Company. For calendar years 2015 and 2014, the employer matching contributions represented an amount equal to 100% of the first 2% of employee contributions and 50% of the next 1% of employee contributions to the 401(k) Plan. For calendar year 2016, the Board has established that the employer matching contributions will be equal to 100% of the first 2% of employee contributions and 50% of the next 3% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account, then the unvested portion of the matching employer amount in their account is forfeited when the employee receives a distribution from their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company's matching contributions to the 401(k) Plan, net of the utilization of forfeitures, were $203,000 and $171,000 for fiscal years 2016 and 2015, respectively.

Note 5 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Board, which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of options) and other terms of individual awards. At April 3, 2016, 1.0 million shares of the Company’s common stock were available for future issuance under the 2014 Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $906,000 and $862,000 of stock-based compensation during fiscal years 2016 and 2015, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of April 3, 2016.

Stock Options: The following table represents stock option activity for fiscal years 2016 and 2015:

	Fiscal Year Ended April 3, 2016		Fiscal Year Ended March 29, 2015
	Weighted- Average Exercise Price	Number of Options Outstanding	Weighted- Average Exercise Price	Number of Options Outstanding
Outstanding at Beginning of Period	$6.83	330,000	$5.76	185,000
Granted	8.38	110,000	7.90	165,000
Exercised	6.27	(135,000)	5.78	(20,000)
Outstanding at End of Period	7.64	305,000	6.83	330,000
Exercisable at End of Period	6.72	112,500	5.59	115,000

The total intrinsic value of the stock options exercised during fiscal years 2016 and 2015 was $300,000 and $42,000, respectively. As of April 3, 2016, the intrinsic value of the outstanding and exercisable stock options was $532,000 and $300,000, respectively.

The Company received no cash from the exercise of stock options during either fiscal year 2016 or 2015. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $118,000 and $17,000 to remit the required income tax withholding amounts from “cashless” option exercises during fiscal years 2016 and 2015, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options which were awarded to certain employees during fiscal years 2016 and 2015, which options vest over a two-year period, assuming continued service.

	2016	2015
Options issued	110,000	165,000
Grant date	June 12, 2015	June 18, 2014
Dividend yield	3.82%	4.05%
Expected volatility	20.00%	30.00%
Risk free interest rate	1.12%	0.95%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$8.38	$7.90
Fair value per option	$0.77	$1.19

For the fiscal years ended April 3, 2016 and March 29, 2015, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended April 3, 2016
Options Granted in Fiscal Year	Cost of Products Sold	Other Marketing & Administrative Expenses	Total Expense
2014	$7	$7	$14
2015	54	45	99
2016	17	14	31

Total stock option compensation	$78	$66	$144

	Fiscal Year Ended March 29, 2015
Options Granted in Fiscal Year	Cost of Products Sold	Other Marketing & Administrative Expenses	Total Expense
2013	$12	$12	$24
2014	24	24	48
2015	39	32	71

Total stock option compensation	$75	$68	$143

A summary of stock options outstanding and exercisable at April 3, 2016 is as follows:

Exercise Price	Number of Options Outstanding	Weighted- Avg. Remaining Contractual Life in Years	Weighted- Avg. Exercise Price of Options Outstanding	Number of Options Exercisable	Weighted- Avg. Exercise Price of Options Exercisable
$4.81	10,000	5.19	$4.81	10,000	$4.81
$5.42	20,000	6.19	$5.42	20,000	$5.42
$6.14	30,000	7.20	$6.14	30,000	$6.14
$7.90	135,000	8.21	$7.90	52,500	$7.90
$8.38	110,000	9.19	$8.38	-	-
	305,000	8.23	$7.64	112,500	$6.72

As of April 3, 2016, total unrecognized stock-option compensation costs amounted to $79,000, which will be recognized as the underlying stock options vest over a weighted-average period of 5.8 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Grant Date
28,000	$8.20	August 12, 2015
28,000	7.97	August 11, 2014
28,000	6.67	August 14, 2013
42,000	5.62	August 15, 2012

These shares vest over a two-year period, assuming continued service. The fair value of non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant.

In each of August 2015 and 2014, 28,000 shares that had been granted to the Company’s non-employee directors vested, having an aggregate value of $226,000 and $223,000, respectively.

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

With the closing price conditions having been met for these awards, the Board at various times approved the acceleration of the vesting of 105,000 shares from these grants. The vesting of these awards was accelerated in order to maximize the deductibility of the compensation expense associated with the grants by the Company for income tax purposes. On July 29, 2015, the remaining 240,000 of these shares vested, with such shares having an aggregate value of $1.9 million. Each of the individuals holding shares that vested surrendered to the Company the number of shares necessary to satisfy the income tax withholding obligations that arose from the vesting of the shares, and the Company remitted $948,000 to the appropriate taxing authorities on behalf of such individuals.

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

In connection with the performance bonus plan, during fiscal year 2016, the Company, in respect of fiscal year 2015, granted to certain executive officers 58,532 shares of common stock at a fair value of $7.18 per share.  In connection with these awards, the Company recognized compensation expense of $140,000 during each of fiscal years 2015 and 2016, and will recognize $140,000 in compensation expense during fiscal year 2017. On March 29, 2016, 29,267 of these shares vested, with such shares having an aggregate value of $275,000. Each of the individuals holding shares that vested surrendered to the Company the number of shares necessary to satisfy the income tax withholding obligations that arose from the share vesting, and the Company remitted $138,000 to the appropriate taxing authorities on behalf of such individuals.

In connection with the performance bonus plan, during fiscal year 2015, the Company, in respect of fiscal year 2014, granted to certain executive officers 188,232 shares of common stock at a fair value of $5.65 per share.  In connection with these awards, the Company recognized compensation expense of $354,000 during each of fiscal years 2014, 2015 and 2016. On each of March 30, 2015 and March 30, 2016, 94,116 of these shares vested, with such shares having an aggregate value of $735,000 and $883,000, respectively. Each of the individuals holding shares that vested surrendered to the Company the number of shares necessary to satisfy the income tax withholding obligations that arose from the share vesting, and the Company, in respect of the shares that vested on March 30, 2015 and March 30, 2016, remitted $429,000 and $360,000, respectively, to the appropriate taxing authorities on behalf of such individuals.

For the fiscal years ended April 3, 2016 and March 29, 2015, the Company recognized compensation expense associated with non-vested stock grants, which is included in other marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Fiscal Year Ended April 3, 2016
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense
2011	$49	$-	$49
2014	-	31	31
2015	354	112	466
2016	140	76	216

Total stock grant compensation	$543	$219	$762

	Fiscal Year Ended March 29, 2015
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense
2011	$170	$-	$170
2013	-	26	26
2014	-	94	94
2015	354	75	429

Total stock grant compensation	$524	$195	$719

As of April 3, 2016, total unrecognized compensation expense related to the Company’s non-vested stock grants was $330,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 7.2 months. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unvested grants as of such individual’s separation date.

Note 6 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired by the Company in business combinations. The Company considers CCIP and Hamco to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company at April 3, 2016 and March 29, 2015 amounted to $24.0 million and is reported in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

The Company tests the fair value of the goodwill, if any, within its reporting units annually as of the first day of the Company’s fiscal year. An additional interim impairment test must be performed during the year whenever an event or change in circumstances occurs that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value. The annual or interim impairment test is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such qualitative factors so indicate, then the impairment test is continued in a two-step approach. The first step is the estimation of the fair value of each reporting unit. If step one indicates that the fair value of the reporting unit exceeds its carrying value, then a potential impairment exists, and the second step is then performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation. The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of March 30, 2015 and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets:     Other intangible assets as of April 3, 2016 consisted primarily of the capitalized costs of acquired businesses, other than tangible assets, goodwill and assumed liabilities. The carrying amount and accumulated amortization of the Company’s other intangible assets as of April 3, 2016 and March 29, 2015, the amortization expense for the fiscal years then ended and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Fiscal Year Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Tradename and trademarks	$1,987	$1,987	$933	$801	$132	$132
Licenses and designs	-	3,571	-	3,571	-	-
Non-compete covenants	98	454	60	410	7	19
Patents	1,601	1,601	458	350	108	108
Customer relationships	5,534	5,411	3,887	3,385	501	482
Total other intangible assets	$9,220	$13,024	$5,338	$8,517	$748	$741

Classification within the accompanying consolidated statements of income:
Cost of products sold					$7	$19
Other marketing and administrative expenses					741	722
Total amortization expense					$748	$741

The Company estimates that its amortization expense will be $754,000, $597,000, $376,000, $376,000 and $311,000 in fiscal years 2017, 2018, 2019, 2020 and 2021, respectively.

Note 7 – Inventories

Major classes of inventory were as follows (in thousands):

	April 3, 2016	March 29, 2015
Raw Materials	$35	$36
Finished Goods	14,750	15,432
Total inventory	$14,785	$15,468

Note 8 – Income Taxes

The Company’s income tax provision for fiscal year 2016 is summarized below (in thousands):

	Fiscal year ended April 3, 2016
	Current	Deferred	Total
Federal	$3,540	$133	$3,673
State	271	32	303
Other - net, including foreign	(61)	-	(61)
Income tax expense	3,750	165	3,915

Income tax reported in stockholders' equity related to stock-based compensation	(273)	-	(273)
Total	$3,477	$165	$3,642

The Company’s income tax provision for fiscal year 2015 is summarized below (in thousands):

	Fiscal year ended March 29, 2015
	Current	Deferred	Total
Federal	$3,255	$(280)	$2,975
State	574	(48)	526
Other - net, including foreign	(194)	135	(59)
Income tax expense (benefit)	3,635	(193)	3,442

Income tax reported in stockholders' equity related to stock-based compensation	(69)	-	(69)
Total	$3,566	$(193)	$3,373

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of April 3, 2016 and March 29, 2015 are as follows (in thousands):

	April 3, 2016	March 29, 2015
Deferred tax assets:
Employee wage and benefit accruals	$740	$787
Accounts receivable and inventory reserves	319	485
Deferred rent	67	48
Intangible assets	647	704
State net operating loss carryforwards	775	824
Stock-based compensation	478	556
Total gross deferred tax assets	3,026	3,404
Less valuation allowance	(775)	(824)
Deferred tax assets after valuation allowance	2,251	2,580

Deferred tax liabilities:
Prepaid expenses	(234)	(352)
Property, plant and equipment	(80)	(127)
Total deferred tax liabilities	(314)	(479)
Net deferred income tax assets	$1,937	$2,101

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of April 3, 2016 and March 29, 2015 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

The following table sets forth the reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal years 2016 and 2015 (in thousands):

	2016	2015
Balance at beginning of period	$-	$-
Additions related to current year positions	195	-
Additions related to prior year positions	16	-
Reductions for tax positions of prior years	-	-
Reductions due to the lapse of the statute of limitations	-	-
Payments pursuant to judgements and settlements	-	-
Balance at end of period	$211	$-

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. During fiscal year 2015, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in a tax position which reflects opportunities for the application of more favorable state apportionment percentages for the past few years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording during fiscal year 2016 a gross reserve for unrecognized tax benefits of $773,000, less an offset of $573,000 to reflect state income tax overpayments net of the federal income tax impact, for a net reserve for unrecognized tax benefits of $200,000 in the accompanying consolidated financial statements. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. As of April 3, 2016, the Company had accrued $11,000 for accrued interest expense and penalties on the portion of the unrecognized tax benefit that has been refunded to the Company but for which the relevant statute of limitations remained unexpired. No interest expense or penalties is accrued with respect to estimated unrecognized tax benefits that are associated with state income tax overpayments that remain receivable.

The Company's provision for income taxes is based upon effective tax rates of 36.4% and 37.6% in fiscal years 2016 and 2015, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2016 and 2015 (in thousands):

	2016	2015
Tax expense at statutory rate (34%)	$3,653	$3,114
State income taxes, net of Federal income tax benefit	200	347
Tax credits	(13)	(24)
Net tax effect of expenses deductible only for tax purposes	132	(6)
Other - net, including foreign	(57)	11
Income tax expense	$3,915	$3,442

Note 9 – Stockholders’ Equity

Dividends: The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Aggregate cash dividends of $0.57 and $0.32 per share, amounting to $5.7 million and $ 3.2 million, were declared during fiscal years 2016 and 2015, respectively. The dividends declared during fiscal year 2016 included a special cash dividend of $0.25 per share. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of stock. In this manner, the Company acquired 337,000 treasury shares during the fiscal year ended April 3, 2016 at a weighted-average market value of $8.41 per share and acquired 32,000 treasury shares during the fiscal year ended March 29, 2015 at a weighted-average market value of $7.57 per share.

Note 10 - Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended April 3, 2016 and March 29, 2015.

	2016	2015
Wal-Mart Stores, Inc.	42%	36%
Toys R Us	23%	25%

Note 11 – Legal Settlement

BreathableBaby, LLC (“BreathableBaby”) filed a complaint against the Company and CCIP on January 11, 2012 in the United States District Court for the District of Minnesota, which alleged that CCIP’s mesh crib liner infringed upon BreathableBaby’s patent rights relating to its air permeable infant bedding technology. On December 5, 2014, the Company reached a final settlement with BreathableBaby to resolve this matter under the terms of which the Company will be permitted to manufacture and sell a redesigned mesh crib liner product. In connection with the settlement, the Company made a one-time payment of $850,000 to BreathableBaby on December 11, 2014, which has been classified as legal expense in the consolidated statements of income for fiscal year 2015.

Note 12 – Commitments and Contingencies

Total rent expense was $1.5 million and $1.4 million during fiscal years ended April 3, 2016 and March 29, 2015, respectively. The Company’s commitment for minimum guaranteed rental payments under its lease agreements as of April 3, 2016 is $5.4 million, consisting of $1.2 million due in fiscal year 2017, $1.3 million in each of fiscal years 2018 and 2019, $1.2 million in fiscal year 2020, and $342,000 in fiscal year 2021.

Total royalty expense was $9.0 million and $8.7 million for fiscal years 2016 and 2015, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of April 3, 2016 is $10.2 million, consisting of $5.2 million, $4.6 million and $427,000 due in fiscal years 2017, 2018 and 2019, respectively.

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

Note 13 – Subsequent Events

The Company has evaluated events that have occurred between April 3, 2016 and the date that the accompanying financial statements were issued, and has determined that there are no material subsequent events that require disclosure.