Form 10-Q
period 2016-07-03
CROWN CRAFTS INC
filed 2016-08-09
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of July 25, 2016 was 9,994,933.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 3, 2016 AND APRIL 3, 2016

	July 3, 2016
	(Unaudited)	April 3, 2016
	(amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$12,448	$7,574
Accounts receivable (net of allowances of $662 at July 3, 2016 and $745 at April 3, 2016):
Due from factor	12,997	20,125
Other	700	671
Inventories	16,783	14,785
Prepaid expenses	1,406	1,689
Deferred income taxes	-	888
Total current assets	44,334	45,732

Property, plant and equipment - at cost:
Vehicles	247	247
Leasehold improvements	242	239
Machinery and equipment	2,977	2,879
Furniture and fixtures	808	808
Property, plant and equipment - gross	4,274	4,173
Less accumulated depreciation	3,788	3,740
Property, plant and equipment - net	486	433

Finite-lived intangible assets - at cost:
Customer relationships	5,534	5,534
Other finite-lived intangible assets	3,686	3,686
Finite-lived intangible assets - gross	9,220	9,220
Less accumulated amortization	5,527	5,338
Finite-lived intangible assets - net	3,693	3,882

Goodwill	1,126	1,126
Deferred income taxes	1,698	1,049
Other	188	193
Total Assets	$51,525	$52,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,626	$4,640
Accrued wages and benefits	2,117	1,988
Accrued royalties	1,470	1,172
Dividends payable	799	3,303
Income taxes payable	221	806
Other accrued liabilities	192	276
Total current liabilities	10,425	12,185

Non-current liabilities:
Reserve for unrecognized tax benefits	528	211

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at July 3, 2016 and April 3, 2016; Issued 12,318,039 shares at July 3, 2016 and 12,251,834 shares at April 3, 2016	123	123
Additional paid-in capital	51,183	50,723
Treasury stock - at cost - 2,324,498 shares at July 3, 2016 and 2,302,191 shares at April 3, 2016	(11,439)	(11,228)
Retained Earnings	705	401
Total shareholders' equity	40,572	40,019
Total Liabilities and Shareholders' Equity	$51,525	$52,415

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE-MONTH PERIODS ENDED JULY 3, 2016 AND JUNE 28, 2015

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	July 3, 2016	June 28, 2015

Net sales	$15,599	$17,858
Cost of products sold	11,312	13,077
Gross profit	4,287	4,781
Marketing and administrative expenses	2,839	3,261
Income from operations	1,448	1,520
Other income (expense):
Interest expense	(19)	(8)
Interest income	29	15
Foreign exchange gain	31	1
Other - net	1	4
Income before income tax expense	1,490	1,532
Income tax expense	387	605
Net income	$1,103	$927

Weighted average shares outstanding:
Basic	9,979	10,058
Effect of dilutive securities	46	50
Diluted	10,025	10,108

Earnings per share:
Basic	$0.11	$0.09

Diluted	$0.11	$0.09

Cash dividends declared per share	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE-MONTH PERIODS ENDED JULY 3, 2016 AND JUNE 28, 2015

	Three-Month Periods Ended
	July 3, 2016	June 28, 2015
	(amounts in thousands)
Operating activities:
Net income	$1,103	$927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	48	79
Amortization of intangibles	189	182
Deferred income taxes	239	(111)
Reserve for unrecognized tax benefits	40	-
Stock-based compensation	161	256
Changes in assets and liabilities:
Accounts receivable	7,099	6,091
Inventories	(1,998)	(2,662)
Prepaid expenses	283	279
Other assets	5	(1)
Accounts payable	986	2,988
Accrued liabilities	143	(332)
Net cash provided by operating activities	8,298	7,696
Investing activities:
Capital expenditures for property, plant and equipment	(101)	(56)
Capital expenditures for purchased intangible assets	-	(123)
Net cash used in investing activities	(101)	(179)
Financing activities:
Purchase of treasury stock	(211)	(360)
Issuance of common stock	191	-
Excess tax benefit from stock-based compensation	-	81
Dividends paid	(3,303)	(805)
Net cash used in financing activities	(3,323)	(1,084)
Net increase in cash and cash equivalents	4,874	6,433
Cash and cash equivalents at beginning of period	7,574	1,807
Cash and cash equivalents at end of period	$12,448	$8,240

Supplemental cash flow information:
Income taxes paid	$825	$1,174
Interest paid	2	(4)

Noncash financing activities:
Dividends declared but unpaid	(799)	(806)
Compensation paid as common stock	108	140

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JULY 3, 2016 AND JUNE 28, 2015

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of July 3, 2016 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended July 3, 2016 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 2, 2017. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 3, 2016.

Reclassifications: The Company has reclassified certain prior year information to conform to the amounts presented in the current year. None of the changes impact the Company’s previously reported financial position or results of operations.

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2017” or “2017” represent the 52-week period ending April 2, 2017 and references herein to “fiscal year 2016” or “2016” represent the 53-week period ended April 3, 2016.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the accompanying unaudited consolidated statements of income and cash flows. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company also has a certain amount of discontinued finished products which necessitates the establishment of inventory reserves and allocates indirect costs to inventory based on an estimated percentage of the supplier purchase price, each of which is highly subjective. The Company has also established estimated reserves in connection with the uncertainty concerning the amount of income tax recognized. Actual results could differ from those estimates.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $255,000 and $305,000 for the three months ended July 3, 2016 and June 28, 2015, respectively.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three-month periods ended July 3, 2016 and June 28, 2015 are as follows (in thousands):

	Three-Month Periods Ended
	July 3, 2016	June 28, 2015
Bedding, blankets and accessories	$10,312	$12,270
Bibs, bath and disposable products	5,287	5,588
Total net sales	$15,599	$17,858

Revenue Recognition: Sales are recorded when products are shipped to customers and are reported net of allowances for estimated returns and allowances in the accompanying unaudited condensed consolidated statements of income. Allowances for returns are estimated based on historical rates. Allowances for returns, cooperative advertising allowances, warehouse allowances, placement fees and volume rebates are recorded commensurate with sales activity or using the straight-line method, as appropriate, and the cost of such allowances is netted against sales in reporting the results of operations. Shipping and handling costs, net of amounts reimbursed by customers, are not material and are included in net sales.

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as cooperative advertising and warehouse allowances, placement fees and volume rebates. These deductions are recorded throughout the year commensurate with sales activity or using the straight-line method, as appropriate. Funding of the majority of the Company’s allowances occurs on a per-invoice basis. The allowances for customer deductions, which are netted against accounts receivable in the condensed consolidated balance sheets, consist of agreed upon advertising support, placement fees, markdowns and warehouse and other allowances. All such allowances are recorded as direct offsets to sales, and such costs are accrued commensurate with sales activities or as a straight-line amortization charge of an agreed-upon fixed amount, as appropriate to the circumstances for each such arrangement. When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

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

The Company’s accounts receivable as of July 3, 2016 was $13.7 million, net of allowances of $662,000. Of this amount, $13.0 million was due from CIT under the factoring agreements, and an additional $11.8 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $24.8 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.7 million and $1.8 million for the three-month periods ended July 3, 2016 and June 28, 2015, respectively.

Depreciation and Amortization: The accompanying condensed consolidated balance sheets reflect property, plant and equipment, and certain intangible assets at cost less accumulated depreciation or amortization. The Company capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three to eight years for property, plant and equipment, and five to twenty years for intangible assets other than goodwill. The Company amortizes improvements to its leased facilities over the term of the lease or the estimated useful life of the asset, whichever is shorter.

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

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate value of the Company's inventory balances. Such amounts are presented as a current asset in the accompanying condensed consolidated balance sheets and are a direct determinant of cost of products sold in the accompanying consolidated statements of income and, therefore, have a significant impact on the amount of net income in the accounting periods reported. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs incurred to design, develop, source and store the products until they are sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.

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

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. Interest expense or penalties are not accrued with respect to estimated unrecognized tax benefits that are associated with claims for income tax refunds as long as the overpayments are receivable.

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; the tax years open to federal, state or Chinese examination or other adjustment as of July 3, 2016 were the fiscal years ended April 1, 2012, March 31, 2013, March 30, 2014, March 29, 2015 and April 3, 2016, as well as the fiscal year ended April 3, 2011 for California.

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

Recently-Issued Accounting Standards: In 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing GAAP guidance on revenue recognition, and which will require the use of more estimates and judgments, as well as additional disclosures. When issued, the ASU was to become effective in the fiscal year beginning after December 15, 2016, but on August 12, 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provides for a one-year deferral of the effective date to apply the guidance of ASU No. 2014-09. Early adoption was originally not permitted in ASU No. 2014-09, but ASU No. 2015-14 now permits early adoption in the first interim period of the fiscal year beginning after December 15, 2016. The Company is currently evaluating the effect that its adoption of ASU Nos. 2014-09 and 2015-14 on April 3, 2017 will have on its financial position, results of operations and related disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, the intent of which was to simplify the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on an entity’s balance sheet. ASU No. 2015-17 was to have become effective for the first interim period of the fiscal year beginning after December 15, 2016, and early adoption is permitted. Upon adoption, the ASU may be applied prospectively or retrospectively. The Company elected to early-adopt ASU No. 2015-17 effective as of April 4, 2016 using a prospective application. As such, the prior period presented in the accompanying consolidated financial statements has not been adjusted. The adoption of the ASU on April 4, 2016 resulted in the reclassification as of July 3, 2016 of $886,000 in deferred tax assets from current to non-current in the accompanying condensed consolidated balance sheets. The adoption of the ASU did not have an impact on the Company’s results of operations.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will increase transparency and comparability by requiring an entity to recognize lease assets and lease liabilities on its balance sheet and by requiring the disclosure of key information about leasing arrangements. Under the provisions of ASU No. 2016-02, the Company will be required to capitalize most of its current operating lease obligations as right-of-use assets with corresponding liabilities based upon the present value of the future cash outflows associated with such operating lease obligations. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2018. The ASU is to be applied using a modified retrospective approach, and early adoption is permitted. The Company has not yet decided whether to adopt the ASU early and is currently evaluating the effect that the adoption of the ASU will have on its financial position, results of operations and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the intent of which was to simplify the accounting for share-based compensation transactions while maintaining or improving the usefulness of the related disclosures. ASU No. 2016-09 was to have become effective for the first interim period of the fiscal year beginning after December 15, 2016, and early adoption is permitted. Upon adoption, the ASU may be applied prospectively or retrospectively. The Company elected to early-adopt ASU No. 2016-09 effective as of April 4, 2016 using a prospective application. Accordingly, the prior period presented in the accompanying consolidated financial statements has not been adjusted.

The provisions of ASU No. 2016-09 that are applicable to the Company and the effect of the adoption of the ASU on the Company’s consolidated financial statements include the following:

●

Under previous GAAP, upon the exercise of a stock option or the vesting of non-vested stock, the Company was required to recognize the tax effect of the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes in additional paid-in capital. The provisions of the ASU require the recognition of the excess tax benefit or deficiency as an income tax benefit or expense, respectively, in the Company’s statement of income. The Company’s election to early-adopt the ASU effective as of April 4, 2016 resulted in the recognition of a net excess tax benefit amounting to $199,000 as a reduction to the Company’s reported income tax expense for the three-month period ended July 3, 2016. The effect of the adoption of the ASU on the Company’s future results of operations will depend on such factors as the timing and extent of the exercise of stock options and the vesting of non-vested stock, as well as the closing price per share of the Company’s common stock on the dates of such events. The inherent uncertainty surrounding the details of these factors dictates that the future effects of the adoption of ASU No. 2016-09 on the Company’s results of operations cannot be reasonably estimated.

●

Under previous GAAP, excess tax benefits were classified as a financing activity in the Company’s statement of cash flows. The provisions of ASU No. 2016-09 require that excess tax benefits be classified as an operating activity in the Company’s statement of cash flows. The Company’s election to early-adopt ASU No. 2016-09 effective as of April 4, 2016 resulted in the classification of excess tax benefits amounting to $201,000 as cash provided by operating activities during the three-month period ended July 3, 2016. Under previous GAAP, this amount would have been classified as cash provided by financing activities.

●

The provisions of ASU No. 2016-09 clarify that cash paid by the Company to taxing authorities on behalf of an employee to reflect the value of shares withheld from the exercise of options or the vesting of non-vested stock to satisfy the income tax withholding obligations arising from such exercise or vesting should be classified as a financing activity in the Company’s statement of cash flows. As this treatment is consistent with the Company’s long-standing practice, the Company’s adoption of ASU No. 2016-09 effective as of April 4, 2016 did not result in a difference in the reported amount of the Company’s cash used in financing activities during the three-month period ended July 3, 2016 as a result of this provision in the ASU.

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the objective of which is to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. Because this methodology restricted the recognition of credit losses that are expected, but did not yet meet the “probable” threshhold, ASU No. 2016-13 was issued to require the consideration of a broader range of reasonable and supportable information when determining estimates of credit losses. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2019. The ASU is to be applied using a modified retrospective approach, and the ASU may be early-adopted as of the first interim period of the fiscal year beginning after December 15, 2018. Although the Company has not yet decided whether to adopt ASU No. 2016-13 early or determined the full impact of the adoption of the ASU, because the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT, the Company does not believe that its adoption of ASU No. 2016-13 will have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASUs which had become effective as of July 3, 2016, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The Company considers its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc. (“Hamco”), to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company as of July 3, 2016 and April 3, 2016 amounted to $24.0 million, and is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of April 4, 2016, and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets: Other intangible assets at July 3, 2016 and April 3, 2016 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of July 3, 2016 and April 3, 2016, the amortization expense for the three-month periods ended July 3, 2016 and June 28, 2015 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended
	July 3,	April 3,	July 3,	April 3,	July 3,	June 28,
	2016	2016	2016	2016	2016	2015
Tradename and trademarks	$1,987	$1,987	$967	$933	$34	$33
Non-compete covenants	98	98	62	60	2	2
Patents	1,601	1,601	485	458	27	27
Customer relationships	5,534	5,534	4,013	3,887	126	120
Total other intangible assets	$9,220	$9,220	$5,527	$5,338	$189	$182

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$2	$2
Marketing and administrative expenses					187	180
Total amortization expense					$189	$182

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	July 3, 2016	April 3, 2016
Raw Materials	$35	$35
Finished Goods	16,748	14,750
Total inventory	$16,783	$14,785

Note 4 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited consolidated statements of income, were $94,000 and $116,000 for the three-month periods ended July 3, 2016 and June 28, 2015, respectively. There were no advances from the factor at July 3, 2016 and April 3, 2016.

Credit Facility:     The Company’s credit facility at July 3, 2016 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement is scheduled to mature on July 11, 2019 and is secured by a first lien on all assets of the Company. As of July 3, 2016, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.00%, which was 1.25% at July 3, 2016, on daily cash balances held at CIT.

The financing agreement as in effect prior to December 28, 2015 provided for a monthly fee, which was assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee was $8,000 for the three months ended June 28, 2015. The financing agreement was amended on December 28, 2015 to eliminate the Commitment Fee. At July 3, 2016 and April 3, 2016, there was no balance owed on the revolving line of credit and there was no letter of credit outstanding. As of July 3, 2016 and April 3, 2016, $20.6 million and $25.6 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of July 3, 2016.

Note 5 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. Grants under the 2014 Plan are settled primarily through the issuance of new shares of the Company’s common stock, 842,000 shares of which were available for future issuance under the 2014 Plan as of July 3, 2016.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $161,000 and $256,000 during the three-month periods ended July 3, 2016 and June 28, 2015, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of July 3, 2016.

Stock Options: The following table represents stock option activity for the three-month periods ended July 3, 2016 and June 28, 2015:

	Three-Month Period Ended		Three-Month Period Ended
	July 3, 2016		June 28, 2015
	Weighted- Average Exercise Price	Number of Options Outstanding	Weighted- Average Exercise Price	Number of Options Outstanding
Outstanding at Beginning of Period	$7.64	305,000	$6.83	330,000
Granted	9.60	120,000	8.38	110,000
Exercised	7.64	(25,000)	-	-
Outstanding at End of Period	8.22	400,000	7.22	440,000
Exercisable at End of Period	7.45	225,000	6.47	247,500

As of July 3, 2016, the intrinsic value of the outstanding and exercisable stock options was $623,000 and $524,000, respectively. The intrinsic value of the stock options exercised during the three-months ended July 3, 2016 was $45,000. The Company received no cash from the exercise of stock options during the three-month periods ended July 3, 2016. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $20,000 to remit the required income tax withholding amounts from “cashless” option exercises during the three-month period ended July 3, 2016.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options which were awarded to certain employees during the three-month periods ended July 3, 2016 and June 28, 2015, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	July 3, 2016	June 28, 2015
Options issued	120,000	110,000
Grant date	June 8, 2016	June 12, 2015
Dividend yield	3.33%	3.82%
Expected volatility	20.00%	20.00%
Risk free interest rate	0.93%	1.12%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$9.60	$8.38
Fair value per option	$0.94	$0.77

For the three-month periods ended July 3, 2016 and June 28, 2015, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended July 3, 2016			Three-Month Period Ended June 28, 2015
Options Granted in Fiscal Year	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense
2014	$-	$-	$-	$7	$7	$14
2015	14	12	26	16	13	29
2016	7	6	13	1	1	2
2017	2	1	3	-	-	-

Total stock option compensation	$23	$19	$42	$24	$21	$45

As of July 3, 2016, total unrecognized stock option compensation expense amounted to $149,000, which will be recognized as the underlying stock options vest over a weighted-average period of 11.9 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

In connection with the performance bonus plan, the Company, in respect of fiscal year 2016, awarded 41,205 shares of common stock with a fair value of $7.865 per share during the three-month period ended July 3, 2016. In connection with these awards, the Company recognized compensation expense of $108,000 during fiscal year 2016, and will recognize, on a straight-line basis, $108,000 in compensation expense during each of fiscal years 2017 and 2018.

In connection with the performance bonus plan, the Company, in respect of fiscal year 2015, awarded 58,532 shares of common stock with a fair value of $7.18 per share during the three-month period ended June 28, 2015. In connection with these awards, the Company recognized compensation expense of $140,000 during each of fiscal years 2015 and 2016, and will recognize, on a straight-line basis, $140,000 in compensation expense during fiscal year 2017.

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

For the three-month periods ended July 3, 2016 and June 28, 2015, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended July 3, 2016			Three-Month Period Ended June 28, 2015
Stock Granted in Fiscal Year	Employees	Non-employee Directors	Total Expense	Employees	Non-employee Directors	Total Expense
2011	$-	$-	$-	$36	$-	$36
2014	-	-	-	-	23	23
2015	-	28	28	89	28	117
2016	35	29	64	35	-	35
2017	27	-	27	-	-	-

Total stock grant compensation	$62	$57	$119	$160	$51	$211

As of July 3, 2016, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $428,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 9.7 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 6 – Subsequent Events

The Company has evaluated events which have occurred between July 3, 2016 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three-month periods ended July 3, 2016 and June 28, 2015 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	July 3, 2016	June 28, 2015	$	%
Net sales by category
Bedding, blankets and accessories	$10,312	$12,270	$(1,958)	-16.0%
Bibs, bath and disposable products	5,287	5,588	(301)	-5.4%
Total net sales	15,599	17,858	(2,259)	-12.6%
Cost of products sold	11,312	13,077	(1,765)	-13.5%
Gross profit	4,287	4,781	(494)	-10.3%
% of net sales	27.5%	26.8%
Marketing and administrative expenses	2,839	3,261	(422)	-12.9%
% of net sales	18.2%	18.3%
Interest expense	19	8	11	137.5%
Other income	61	20	41	205.0%
Income tax expense	387	605	(218)	-36.0%
Net income	1,103	927	176	19.0%
% of net sales	7.1%	5.2%

Net Sales: Sales decreased by $2.3 million, or 12.6%, for the three-month period ended July 3, 2016 compared with the same period in the prior year. The decrease in sales is primarily due to a generally sluggish retail environment, as well as lower replenishment related to the delay by a major retailer in the rollout of a new modular set to later in the year. Additionally, sales to a major retail were lower because the customer remained overstocked from a large order that shipped in the fourth quarter of the prior year.

Gross Profit: Gross profit decreased in amount by $494,000, but increased from 26.8% of net sales for the three months ended June 28, 2015 to 27.5% of net sales for the three months ended July 3, 2016. The increase in the gross margin percentage is primarily due to the Company’s overall tight cost control combined with improved product cost from China resulting from favorable exchange rate fluctuations.

Marketing and Administrative Expenses:     Marketing and administrative expenses decreased in amount by $422,000, and decreased from 18.3% of net sales for the three-month period ended June 28, 2015 to 18.2% of net sales for the three-month period ended July 3, 2016. The decrease in amount is primarily related to lower overall compensation costs in the current year as compared with the prior year.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations for the current year of 37.3%.  During the three-month period ended July 3, 2016, the election to early-adopt ASU No. 2016-09 effective as of April 4, 2016 resulted in the recognition of a discrete net income tax benefit of approximately $199,000, to reflect the effect of net excess tax benefits arising from the exercise of stock options and the vesting of non-vested stock during the period.  The recognition of this benefit was the primary factor in the lowering of the overall provision for income taxes to 26.0% for the current year period. Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2017, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income and the amount of certain tax credits.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $7.7 million for the three-month period ended June 28, 2015 to $8.3 million for the three-month period ended July 3, 2016, due primarily to a higher decrease in accounts receivable and deferred income taxes, a lower increase in inventory and a higher increase in accrued liabilities, which was offset by a lower increase in accounts payable in the current year.

Net cash used in investing activities decreased to $101,000 in the current year from $179,000 in the prior year, due primarily to $123,000 used in the prior year to purchase certain intangible assets, which was offset by $45,000 of higher cash used in the current year for purchases of property, plant and equipment.

Net cash used in financing activities increased by $2.2 million to $3.3 million in the current year. The increase was primarily associated with the payment in the current year of a special dividend of $0.25 per share which had been declared in the prior year.

From June 28, 2015 to July 3, 2016, the Company increased its cash balances from $8.2 million to $12.4 million. During that period, the Company reported net income of $7.0 million, its accounts receivable balances decreased by $2.6 million and $5.7 million was paid in dividends. At July 3, 2016, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $20.6 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either July 3, 2016 or April 3, 2016.

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

During the three-month period ended July 3, 2016, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended April 3, 2016.

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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended July 3, 2016, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: August 9, 2016	/s/ Olivia W. Elliott
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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended July 3, 2016, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)Unaudited Condensed Consolidated Statements of Income;

(ii)Unaudited Condensed Consolidated Balance Sheets;

(iii)Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv)Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Filed herewith.