Form 10-Q
period 2016-10-02
CROWN CRAFTS INC
filed 2016-11-16
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of November 15, 2016 was 10,029,761.

           PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 2, 2016 AND APRIL 3, 2016

	October 2, 2016
	(Unaudited)	April 3, 2016
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$10,219	$7,574
Accounts receivable (net of allowances of $786 at October 2, 2016 and $745 at April 3, 2016):
Due from factor	15,278	20,125
Other	621	671
Inventories	15,532	14,785
Prepaid expenses	1,045	1,689
Deferred income taxes	-	888
Total current assets	42,695	45,732

Property, plant and equipment - at cost:
Vehicles	247	247
Leasehold improvements	242	239
Machinery and equipment	3,028	2,879
Furniture and fixtures	808	808
Property, plant and equipment - gross	4,325	4,173
Less accumulated depreciation	3,834	3,740
Property, plant and equipment - net	491	433

Finite-lived intangible assets - at cost:
Customer relationships	5,534	5,534
Other finite-lived intangible assets	3,686	3,686
Finite-lived intangible assets - gross	9,220	9,220
Less accumulated amortization	5,715	5,338
Finite-lived intangible assets - net	3,505	3,882

Goodwill	1,126	1,126
Deferred income taxes	1,258	1,049
Other	187	193
Total Assets	$49,262	$52,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,687	$4,640
Accrued wages and benefits	675	1,988
Accrued royalties	1,412	1,172
Dividends payable	802	3,303
Income taxes payable	26	806
Other accrued liabilities	208	276
Total current liabilities	7,810	12,185

Non-current liabilities:
Reserve for unrecognized tax benefits	578	211

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at October 2, 2016 and April 3, 2016; Issued 12,398,539 shares at October 2, 2016 and 12,251,834 shares at April 3, 2016	124	123
Additional paid-in capital	51,732	50,723
Treasury stock - at cost - 2,368,778 shares at October 2, 2016 and 2,302,191 shares at April 3, 2016	(11,884)	(11,228)
Retained Earnings	902	401
Total shareholders' equity	40,874	40,019
Total Liabilities and Shareholders' Equity	$49,262	$52,415

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX-MONTH PERIODS ENDED OCTOBER 2, 2016 AND SEPTEMBER 27, 2015

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

Net sales	$15,809	$20,716	$31,408	$38,574
Cost of products sold	11,500	15,010	22,812	28,087
Gross profit	4,309	5,706	8,596	10,487
Marketing and administrative expenses	2,761	3,108	5,600	6,369
Income from operations	1,548	2,598	2,996	4,118
Other income (expense):
Interest expense	(23)	(31)	(42)	(39)
Interest income	34	15	63	30
Gain on sale of property, plant and equipment	-	15	-	15
Foreign exchange (loss) gain	(2)	(10)	29	(9)
Other - net	1	(1)	2	3
Income before income tax expense	1,558	2,586	3,048	4,118
Income tax expense	559	1,021	946	1,626
Net income	$999	$1,565	$2,102	$2,492

Weighted average shares outstanding:
Basic	10,011	10,017	9,995	10,038
Effect of dilutive securities	45	45	41	45
Diluted	10,056	10,062	10,036	10,083

Earnings per share:
Basic	$0.10	$0.16	$0.21	$0.25

Diluted	$0.10	$0.16	$0.21	$0.25

Cash dividends declared per share	$0.08	$0.08	$0.16	$0.16

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX-MONTH PERIODS ENDED OCTOBER 2, 2016 AND SEPTEMBER 27, 2015

	Six-Month Periods Ended
	October 2, 2016	September 27, 2015
	(amounts in thousands)
Operating activities:
Net income	$2,102	$2,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	94	157
Amortization of intangibles	377	371
Deferred income taxes	679	406
Gain on sale of property, plant and equipment	-	(15)
Reserve for unrecognized tax benefits	90	-
Stock-based compensation	307	479
Tax shortfall from stock-based compensation	-	(3)
Changes in assets and liabilities:
Accounts receivable	4,897	4,452
Inventories	(747)	(2,096)
Prepaid expenses	644	721
Other assets	6	(24)
Accounts payable	(4)	1,909
Accrued liabilities	(1,536)	(1,598)
Net cash provided by operating activities	6,909	7,251
Investing activities:
Capital expenditures for property, plant and equipment	(101)	(163)
Proceeds from sale of property, plant and equipment	-	31
Capital expenditures for purchased intangible assets	-	(123)
Net cash used in investing activities	(101)	(255)
Financing activities:
Purchase of treasury stock	(656)	(1,467)
Issuance of common stock	595	147
Excess tax benefit from stock-based compensation	-	267
Dividends paid	(4,102)	(1,611)
Net cash used in financing activities	(4,163)	(2,664)
Net increase in cash and cash equivalents	2,645	4,332
Cash and cash equivalents at beginning of period	7,574	1,807
Cash and cash equivalents at end of period	$10,219	$6,139

Supplemental cash flow information:
Income taxes paid	$1,346	$2,548
Interest paid	2	9

Noncash financing activities:
Property, plant and equipment purchased but unpaid	(51)	-
Dividends declared but unpaid	(802)	(799)
Compensation paid as common stock	108	140

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTH PERIODS ENDED OCTOBER 2, 2016 AND SEPTEMBER 27, 2015

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of October 2, 2016 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and six-month periods ended October 2, 2016 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 2, 2017. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 3, 2016.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.6 million and $2.2 million for the three-month periods ended October 2, 2016 and September 27, 2015, respectively, and $3.3 million and $4.0 million for the six-month periods ended October 2, 2016 and September 27, 2015, respectively.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three and six months ended October 2, 2016 and September 27, 2015 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Bedding, blankets and accessories	$10,090	$14,365	$20,402	$26,635
Bibs, bath and disposable products	5,719	6,351	11,006	11,939
Total net sales	$15,809	$20,716	$31,408	$38,574

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

Allowances Against Accounts Receivable: The Company’s allowances against accounts receivable are primarily contractually agreed-upon deductions for items such as cooperative advertising and warehouse allowances, placement fees and volume rebates. These deductions are recorded throughout the year commensurate with sales activity or using the straight-line method, as appropriate. Funding of the majority of the Company’s allowances occurs on a per-invoice basis. The allowances for customer deductions, which are netted against accounts receivable in the condensed consolidated balance sheets, consist of agreed upon advertising support, placement fees, markdowns and warehouse and other allowances. All such allowances are recorded as direct offsets to sales, and such costs are accrued commensurate with sales activities or as a straight-line amortization charge of an agreed-upon fixed amount, as appropriate to the circumstances for each such arrangement. When a customer requests deductions, the allowances are reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests should have no impact on the accompanying unaudited condensed consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

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

The Company’s accounts receivable as of October 2, 2016 was $15.9 million, net of allowances of $786,000. Of this amount, $15.3 million was due from CIT under the factoring agreements. An additional $9.9 million was due from CIT as a negative balance outstanding under the revolving line of credit, which is included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet. The combined amount of $25.2 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Depreciation and Amortization: The accompanying condensed consolidated balance sheets reflect property, plant and equipment, and intangible assets other than goodwill at cost less accumulated depreciation or amortization. The Company capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three to eight years for property, plant and equipment, and five to twenty years for intangible assets other than goodwill. The Company amortizes improvements to its leased facilities over the term of the lease or the estimated useful life of the asset, whichever is shorter.

Valuation of Long-Lived Assets and Identifiable Intangible Assets: In addition to the depreciation and amortization procedures set forth above, the Company reviews for impairment property, plant and equipment, and intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value.

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

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate value of the Company's inventory balances. Such amounts are presented as a current asset in the accompanying condensed consolidated balance sheets and are a direct determinant of cost of products sold in the unaudited consolidated statements of income and, therefore, have a significant impact on the amount of net income in the accounting periods reported. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs incurred to design, develop, source and store the products until they are sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.

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

On a periodic basis, management reviews the Company’s inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the normal operating cycle of the Company's operations. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of products sold in the Company's unaudited condensed consolidated statements of income. Only when inventory for which an allowance has been established is later sold or is otherwise disposed of is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company's financial position and results of operations.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited consolidated statements of income and amounted to $243,000 and $264,000 for the three-month periods ended October 2, 2016 and September 27, 2015, respectively, and $498,000 and $569,000 for the six-month periods ended October 2, 2016 and September 27, 2015, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate, which is based on the Company’s forecasted annual pre-tax income, as adjusted for certain expenses that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the accompanying unaudited condensed consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense. Interest expense or penalties are not accrued with respect to estimated unrecognized tax benefits that are associated with claims for income tax refunds as long as the overpayments are receivable.

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; the tax years open to federal, state or Chinese examination or other adjustment as of October 2, 2016 were the fiscal years ended April 1, 2012, March 31, 2013, March 30, 2014, March 29, 2015 and April 3, 2016, as well as the fiscal year ended April 3, 2011 for California.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, the intent of which was to simplify the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on an entity’s balance sheet. ASU No. 2015-17 was to have become effective for the first interim period of the fiscal year beginning after December 15, 2016, and early adoption is permitted. Upon adoption, the ASU may be applied prospectively or retrospectively. The Company elected to early-adopt ASU No. 2015-17 effective as of April 4, 2016 using a prospective application. As such, the condensed consolidated balance sheet presented as of April 3, 2016 in the accompanying consolidated financial statements has not been adjusted. The adoption of the ASU on April 4, 2016 resulted in the reclassification in the accompanying unaudited condensed consolidated balance sheet as of October 2, 2016 of $487,000 in deferred tax assets from current to non-current. The adoption of the ASU did not have an impact on the Company’s results of operations.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the intent of which was to simplify the accounting for share-based compensation transactions while maintaining or improving the usefulness of the related disclosures. ASU No. 2016-09 was to have become effective for the first interim period of the fiscal year beginning after December 15, 2016, and early adoption is permitted. Upon adoption, the ASU may be applied prospectively or retrospectively. The Company elected to early-adopt ASU No. 2016-09 effective as of April 4, 2016 using a prospective application. Accordingly, the prior periods presented in the accompanying unaudited consolidated financial statements have not been adjusted.

The provisions of ASU No. 2016-09 that are applicable to the Company and the effect of the adoption of the ASU on the Company’s unaudited consolidated financial statements include the following:

*

Under previous GAAP, upon the exercise of a stock option or the vesting of non-vested stock, the Company was required to recognize the tax effect of the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes in additional paid-in capital. The provisions of the ASU require the recognition of the excess tax benefit or deficiency as an income tax benefit or expense, respectively, in the Company’s statement of income. The Company’s election to early-adopt the ASU effective as of April 4, 2016 resulted in the recognition of net excess tax benefits amounting to $43,000 and $242,000 as a reduction to the Company’s reported income tax expense for the three and six-month periods ended October 2, 2016, respectively. The effect of the adoption of the ASU on the Company’s future results of operations will depend on such factors as the timing and extent of the exercise of stock options and the vesting of non-vested stock, as well as the closing price per share of the Company’s common stock on the dates of such events. The inherent uncertainty surrounding the details of these factors dictates that the future effects of the adoption of ASU No. 2016-09 on the Company’s results of operations cannot be reasonably estimated.

*

Under previous GAAP, excess tax benefits were classified as a financing activity in the Company’s statement of cash flows. The provisions of ASU No. 2016-09 require that excess tax benefits be classified as an operating activity in the Company’s statement of cash flows. The Company’s election to early-adopt ASU No. 2016-09 effective as of April 4, 2016 resulted in the classification of excess tax benefits amounting to $244,000 as cash provided by operating activities during the six-month period ended October 2, 2016.

*

The provisions of ASU No. 2016-09 clarify that cash paid by the Company to taxing authorities on behalf of an employee to reflect the value of shares withheld from the exercise of options or the vesting of non-vested stock to satisfy the income tax withholding obligations arising from such exercise or vesting should be classified as a financing activity in the Company’s statement of cash flows. As this treatment is consistent with the Company’s long-standing practice, the Company’s adoption of ASU No. 2016-09 effective as of April 4, 2016 did not result in a difference in the reported amount of the Company’s cash used in financing activities during the six months ended October 2, 2016 as a result of this provision in the ASU.

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

The Company has determined that all other ASUs which had become effective as of October 2, 2016, or which will become effective at some future date, are not expected to have a material impact on the Company’s unaudited consolidated financial statements.

Note 2 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying statements of income, amounted to $112,000 and $156,000 for the three-month periods ended October 2, 2016 and September 27, 2015, respectively, and $206,000 and $272,000 for the six-month periods ended October 2, 2016 and September 27, 2015, respectively. There were no advances from the factor at October 2, 2016 and April 3, 2016.

Credit Facility:     The Company’s credit facility at October 2, 2016 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement is scheduled to mature on July 11, 2019 and is secured by a first lien on all assets of the Company. As of October 2, 2016, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.00%, which was 1.25% at October 2, 2016, on daily cash balances held at CIT.

The financing agreement as in effect prior to December 28, 2015 provided for a monthly fee, which was assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $8,000 and $16,000 for the three and six-month periods ended September 27, 2015, respectively. The financing agreement was amended on December 28, 2015 to eliminate the Commitment Fee. At October 2, 2016 and April 3, 2016, there was no balance owed on the revolving line of credit and there was no letter of credit outstanding. As of October 2, 2016 and April 3, 2016, $21.9 million and $25.6 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of October 2, 2016.

Note 3 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The Company considers its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc. (“Hamco”), to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company as of October 2, 2016 and April 3, 2016 amounted to $24.0 million, and is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

Other Intangible Assets: Other intangible assets at October 2, 2016 and April 3, 2016 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of October 2, 2016 and April 3, 2016, the amortization expense for the three and six-month periods ended October 2, 2016 and September 27, 2015 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Six-Month Periods Ended
	October 2,	April 3,	October 2,	April 3,	October 2,	September 27,	October 2,	September 27,
	2016	2016	2016	2016	2016	2015	2016	2015
Tradename and trademarks	$1,987	$1,987	$1,000	$933	$33	$33	$67	$66
Non-compete covenants	98	98	63	60	1	1	3	3
Patents	1,601	1,601	512	458	27	27	54	54
Customer relationships	5,534	5,534	4,140	3,887	127	128	253	248
Total other intangible assets	$9,220	$9,220	$5,715	$5,338	$188	$189	$377	$371

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$1	$1	$3	$3
Marketing and administrative expenses					187	188	374	368
Total amortization expense					$188	$189	$377	$371

Note 4 – Inventories

Major classes of inventory were as follows (in thousands):

	October 2, 2016	April 3, 2016
Raw Materials	$35	$35
Finished Goods	15,497	14,750
Total inventory	$15,532	$14,785

Note 5 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. Grants under the 2014 Plan are settled primarily through the issuance of new shares of the Company’s common stock, 814,000 shares of which were available for future issuance under the 2014 Plan as of October 2, 2016.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $146,000 and $223,000 for the three-month periods ended October 2, 2016 and September 27, 2015, respectively, and recorded $307,000 and $479,000 for the six-month periods ended October 2, 2016 and September 27, 2015, respectively. The Company classifies the compensation expense associated with stock-based awards granted to individuals in the same classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of October 2, 2016.

Stock Options: The following table represents stock option activity for the six-month periods ended October 2, 2016 and September 27, 2015:

	Six-Month Period Ended		Six-Month Period Ended
	October 2, 2016		September 27, 2015
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.64	305,000	$6.83	330,000
Granted	9.60	120,000	8.38	110,000
Exercised	7.68	(77,500)	6.57	(22,500)
Outstanding at End of Period	8.30	347,500	7.25	417,500
Exercisable at End of Period	7.38	172,500	6.46	225,000

As of October 2, 2016, the intrinsic value of the outstanding and exercisable stock options was $659,000 and $487,000, respectively. The intrinsic value of the stock options exercised during the three and six-month periods ended October 2, 2016 was $124,000 and $169,000, respectively. The Company did not receive any cash from the exercise of stock options during the three and six-month periods ended October 2, 2016 and September 27, 2015. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $41,000 and $61,000 during the three and six-month periods ended October 2, 2016, respectively, and $12,000 during each of the three and six-month periods ended September 27, 2015.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options which were awarded to certain employees during the six-month periods ended October 2, 2016 and September 27, 2015, which options vest over a two-year period, assuming continued service.

	Six-Month Periods Ended
	October 2, 2016	September 27, 2015
Options issued	120,000	110,000
Grant date	June 8, 2016	June 12, 2015
Dividend yield	3.33%	3.82%
Expected volatility	20.00%	20.00%
Risk free interest rate	0.93%	1.12%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$9.60	$8.38
Fair value per option	$0.94	$0.77

For the three-month periods ended October 2, 2016 and September 27, 2015, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended October 2, 2016			Three-Month Period Ended September 27, 2015
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2015	$-	$-	$-	$12	$11	$23
2016	5	4	9	5	4	9
2017	8	6	14	-	-	-

Total stock option compensation	$13	$10	$23	$17	$15	$32

For the six-month periods ended October 2, 2016 and September 27, 2015, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Six-Month Period Ended October 2, 2016			Six-Month Period Ended September 27, 2015
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2014	$-	$-	$-	$7	$7	$14
2015	14	12	26	28	24	52
2016	12	10	22	6	5	11
2017	10	7	17	-	-	-

Total stock option compensation	$36	$29	$65	$41	$36	$77

As of October 2, 2016, total unrecognized stock option compensation expense amounted to $126,000, which will be recognized as the underlying stock options vest over a weighted-average period of 12.5 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Three-Month Period Ended
28,000	$10.08	October 2, 2016
28,000	$8.20	September 27, 2015
28,000	$7.97	September 28, 2014
28,000	$6.67	September 29, 2013

These shares vest over a two-year period, assuming continued service. The fair value of the non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant. In August 2016, 28,000 shares vested that had been granted to the Company’s non-employee directors, with such shares having an aggregate value of $281,000.

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

For the three-month periods ended October 2, 2016 and September 27, 2015, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended October 2, 2016			Three-Month Period Ended September 27, 2015
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$-	$-	$-	$12	$-	$12
2014	-	-	-	-	8	8
2015	-	9	9	89	28	117
2016	35	28	63	35	19	54
2017	27	24	51	-	-	-

Total stock grant compensation	$62	$61	$123	$136	$55	$191

For the six-month periods ended October 2, 2016 and September 27, 2015, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Six-Month Period Ended October 2, 2016			Six-Month Period Ended September 27, 2015
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$-	$-	$-	$48	$-	$48
2014	-	-	-	-	31	31
2015	-	37	37	178	56	234
2016	70	57	127	70	19	89
2017	54	24	78	-	-	-

Total stock grant compensation	$124	$118	$242	$296	$106	$402

As of October 2, 2016, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $586,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 11.2 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 6 – Subsequent Events

On November 15, 2016, the Board declared a special cash dividend on the Company’s common stock of $0.40 per share, which is in addition to the declaration of the regular quarterly cash dividend of $0.08 per share. Both dividends will be paid on January 6, 2017 to stockholders of record at the close of business on December 16, 2016. The Company has evaluated events which have occurred between October 2, 2016 and the date that the accompanying unaudited consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

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

A summary of certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources is set forth below, which should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in the preceding sections of this report.

RESULTS OF OPERATIONS

The following table contains results of operations for the three and six-month periods ended October 2, 2016 and September 27, 2015 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	October 2, 2016	September 27, 2015	$	%	October 2, 2016	September 27, 2015	$	%
Net sales by category
Bedding, blankets and accessories	$10,090	$14,365	$(4,275)	-29.8%	$20,402	$26,635	$(6,233)	-23.4%
Bibs, bath and disposable products	5,719	6,351	(632)	-10.0%	11,006	11,939	(933)	-7.8%
Total net sales	15,809	20,716	(4,907)	-23.7%	31,408	38,574	(7,166)	-18.6%
Cost of products sold	11,500	15,010	(3,510)	-23.4%	22,812	28,087	(5,275)	-18.8%
Gross profit	4,309	5,706	(1,397)	-24.5%	8,596	10,487	(1,891)	-18.0%
% of net sales	27.3%	27.5%			27.4%	27.2%
Marketing and administrative expenses	2,761	3,108	(347)	-11.2%	5,600	6,369	(769)	-12.1%
% of net sales	17.5%	15.0%			17.8%	16.5%
Interest expense	23	31	(8)	-25.8%	42	39	3	7.7%
Other income	33	19	14	73.7%	94	39	55	141.0%
Income tax expense	559	1,021	(462)	-45.2%	946	1,626	(680)	-41.8%
Net income	999	1,565	(566)	-36.2%	2,102	2,492	(390)	-15.7%
% of net sales	6.3%	7.6%			6.7%	6.5%

Net Sales: Sales decreased by $4.9 million, or 23.7%, for the three-month period ended October 2, 2016 and $7.2 million, or 18.6%, for the six-month period ended October 2, 2016, compared with the same periods in the prior year. The decrease in sales is related to the continuing overall sluggish environment in addition to several other factors.  The infant bedding marketplace is experiencing a change in which parents are purchasing fewer bedding sets in favor of separates, which often do not include bumpers and comforters (commonly referred to as the ‘naked crib’ in the infant bedding industry), resulting in a lower average price point for the Company’s products in this business.  This trend has been partially offset by the Company’s expanded offerings of separates and infant bedroom décor.  Additionally, due to the strength of the U.S. dollar, the Company has received price reductions from its global suppliers, which have been partially passed on to the Company’s customers.  The Company has also reduced product shipments to a customer that is experiencing credit problems.  Also, the timing of shipments, for both initial sets and replenishment, can cause comparisons between quarters to be difficult.

Gross Profit: Gross profit decreased in amount by $1.4 million, and decreased from 27.5% of net sales for the three months ended September 27, 2015 to 27.3% of net sales for the three months ended October 2, 2016. Gross profit decreased in amount by $1.9 million, but increased from 27.2% of net sales for the six-month period ended September 27, 2015 to 27.4% of net sales for the six-month period ended October 2, 2016. The slight increase in the gross profit percentage in the current year is primarily due to the Company’s overall tight cost control combined with improved product cost from China resulting from favorable exchange rate fluctuations.

Marketing and Administrative Expenses:     Marketing and administrative expenses decreased in amount by $347,000 and $769,000 for the three and six-month periods ended October 2, 2016, respectively, compared with the same periods in the prior year. The decrease in amount is primarily related to lower overall compensation, advertising and miscellaneous outside services costs in the current year as compared with the prior year.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations for the current year of 37.3%.  During the three and six months ended October 2, 2016, the election to early-adopt ASU No. 2016-09 effective as of April 4, 2016 resulted in the recognition of discrete income tax benefits amounting to $43,000 and $242,000, respectively, to reflect the effect of net excess tax benefits arising from the exercise of stock options and the vesting of non-vested stock during the periods.  The recognition of this benefit was the primary factor in the lowering of the overall provision for income taxes to 35.9% and 31.0% for the three and six-month periods ended October 2, 2016. Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2017, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income and the amount of certain tax credits.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $7.3 million for the six-month period ended September 27, 2015 to $6.9 million for the six-month period ended October 2, 2016, due primarily to a lower increase in accounts payable, which was offset by a lower increase in inventory and a higher decrease in accounts receivable in the current year.

Net cash used in investing activities decreased to $101,000 in the current year from $255,000 in the prior year, due primarily to $123,000 used in the prior year to purchase certain intangible assets.

Net cash used in financing activities increased by $1.5 million to $4.2 million in the current year. The increase was primarily associated with the payment in the current year of a special dividend of $0.25 per share which had been declared in the prior year.

From September 27, 2015 to October 2, 2016, the Company increased its cash balances from $6.1 million to $10.2 million. During that period, the Company reported net income of $6.4 million, its accounts receivable and inventory balances each decreased by $2.0 million and $5.7 million was paid in dividends. At October 2, 2016, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $21.9 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either October 2, 2016 or April 3, 2016.

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

During the three-month period ended October 2, 2016, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

10.1*	Amendment No. 1 to the Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (1)

10.2*	Form of Incentive Stock Option Grant Agreement (effective November 2016). (1)

10.3*	Form of Nonqualified Stock Option Grant Agreement (effective November 2016). (1)

10.4*	Form of Restricted Stock Grant Agreement (effective November 2016). (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (1)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer. (1)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer. (1)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended October 2, 2016, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: November 16, 2016	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1*	Amendment No. 1 to the Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (1)

10.2*	Form of Incentive Stock Option Grant Agreement (effective November 2016). (1)

10.3*	Form of Nonqualified Stock Option Grant Agreement (effective November 2016). (1)

10.4*	Form of Restricted Stock Grant Agreement (effective November 2016). (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (1)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer. (1)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer. (1)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended October 2, 2016, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)Unaudited Condensed Consolidated Statements of Income;

(ii)Unaudited Condensed Consolidated Balance Sheets;

(iii)Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv)Notes to Unaudited Condensed Consolidated Financial Statements.

_______________

*	Management contract or a compensatory plan or arrangement.

(1)	Filed herewith.