Form 10-Q
period 2017-01-01
CROWN CRAFTS INC
filed 2017-02-15
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2017

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 27, 2017 was 10,032,961.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 1, 2017 AND APRIL 3, 2016

	January 1, 2017
	(Unaudited)	April 3, 2016
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$14,394	$7,574
Accounts receivable (net of allowances of $1,024 at January 1, 2017 and $745 at April 3, 2016):
Due from factor	13,970	20,125
Other	483	671
Inventories	16,375	14,785
Prepaid expenses	3,208	1,689
Deferred income taxes	-	888
Total current assets	48,430	45,732

Property, plant and equipment - at cost:
Vehicles	247	247
Leasehold improvements	242	239
Machinery and equipment	3,053	2,879
Furniture and fixtures	803	808
Property, plant and equipment - gross	4,345	4,173
Less accumulated depreciation	3,872	3,740
Property, plant and equipment - net	473	433

Finite-lived intangible assets - at cost:
Customer relationships	5,534	5,534
Other finite-lived intangible assets	3,686	3,686
Finite-lived intangible assets - gross	9,220	9,220
Less accumulated amortization	5,904	5,338
Finite-lived intangible assets - net	3,316	3,882

Goodwill	1,126	1,126
Deferred income taxes	1,268	1,049
Other	210	193
Total Assets	$54,823	$52,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,633	$4,640
Accrued wages and benefits	910	1,988
Accrued royalties	1,645	1,172
Dividends payable	4,816	3,303
Income taxes payable	893	806
Other accrued liabilities	216	276
Total current liabilities	16,113	12,185

Non-current liabilities:
Reserve for unrecognized tax benefits	656	211

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at January 1, 2017 and April 3, 2016; Issued 12,423,539 shares at January 1, 2017 and 12,251,834 shares at April 3, 2016	124	123
Additional paid-in capital	52,072	50,723
Treasury stock - at cost - 2,390,578 shares at January 1, 2017 and 2,302,191 shares at April 3, 2016	(12,089)	(11,228)
(Accumulated Deficit) Retained Earnings	(2,053)	401
Total shareholders' equity	38,054	40,019
Total Liabilities and Shareholders' Equity	$54,823	$52,415

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE-MONTH PERIODS ENDED JANUARY 1, 2017 AND DECEMBER 27, 2015

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015

Net sales	$17,262	$20,691	$48,670	$59,265
Cost of products sold	11,623	14,439	34,435	42,526
Gross profit	5,639	6,252	14,235	16,739
Marketing and administrative expenses	2,576	3,182	8,176	9,551
Income from operations	3,063	3,070	6,059	7,188
Other income (expense):
Interest expense	(13)	(8)	(55)	(47)
Interest income	40	14	103	44
Gain on sale of property, plant and equipment	-	-	-	15
Foreign exchange (loss) gain	(3)	(53)	26	(62)
Other - net	1	(1)	3	2
Income before income tax expense	3,088	3,022	6,136	7,140
Income tax expense	1,227	879	2,173	2,505
Net income	$1,861	$2,143	$3,963	$4,635

Weighted average shares outstanding:
Basic	10,031	9,996	10,007	10,024
Effect of dilutive securities	27	42	33	39
Diluted	10,058	10,038	10,040	10,063

Earnings per share:
Basic	$0.19	$0.21	$0.40	$0.46

Diluted	$0.19	$0.21	$0.39	$0.46

Cash dividends declared per share	$0.48	$0.08	$0.64	$0.24

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

NINE-MONTH PERIOD ENDED JANUARY 1, 2017 (UNAUDITED) AND FISCAL YEAR ENDED APRIL 3, 2016

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders' Equity
	(Dollar amounts in thousands)
Balances - March 29, 2015	12,030,302	$120	(1,964,886)	$(8,390)	$48,561	$(719)	$39,572

Issuance of shares	221,532	3			983		986
Stock-based compensation					906		906
Net tax effect of stock-based compensation					273		273
Acquisition of treasury stock			(337,305)	(2,838)			(2,838)
Net income						6,829	6,829
Dividends declared on common stock - $0.57 per share						(5,709)	(5,709)

Balances - April 3, 2016	12,251,834	123	(2,302,191)	(11,228)	50,723	401	40,019

Issuance of shares	171,705	1			893		894
Stock-based compensation					456		456
Acquisition of treasury stock			(88,387)	(861)			(861)
Net income						3,963	3,963
Dividends declared on common stock - $0.64 per share						(6,417)	(6,417)

Balances - January 1, 2017	12,423,539	$124	(2,390,578)	$(12,089)	$52,072	$(2,053)	$38,054

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE-MONTH PERIODS ENDED JANUARY 1, 2017 AND DECEMBER 27, 2015

	Nine-Month Periods Ended
	January 1, 2017	December 27, 2015
	(amounts in thousands)
Operating activities:
Net income	$3,963	$4,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	138	235
Amortization of intangibles	566	559
Deferred income taxes	669	404
Gain on sale of property, plant and equipment	-	(15)
Reserve for unrecognized tax benefits	168	140
Stock-based compensation	456	691
Tax shortfall from stock-based compensation	-	(5)
Changes in assets and liabilities:
Accounts receivable	6,265	4,184
Inventories	(1,590)	(2,045)
Prepaid expenses	(1,519)	(521)
Income taxes receivable	78	(553)
Other assets	(17)	(52)
Accounts payable	2,967	2,488
Accrued liabilities	(192)	(618)
Net cash provided by operating activities	11,952	9,527
Investing activities:
Capital expenditures for property, plant and equipment	(152)	(216)
Proceeds from sale of property, plant and equipment	-	31
Capital expenditures for purchased intangible assets	-	(123)
Net cash used in investing activities	(152)	(308)
Financing activities:
Purchase of treasury stock	(861)	(1,692)
Issuance of common stock	786	347
Excess tax benefit from stock-based compensation	-	278
Dividends paid	(4,905)	(2,410)
Net cash used in financing activities	(4,980)	(3,477)
Net increase in cash and cash equivalents	6,820	5,742
Cash and cash equivalents at beginning of period	7,574	1,807
Cash and cash equivalents at end of period	$14,394	$7,549

Supplemental cash flow information:
Income taxes paid	$1,367	$2,603
Interest paid	2	5

Noncash financing activities:
Dividends declared but unpaid	(4,816)	(800)
Compensation paid as common stock	108	140

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTH PERIODS ENDED JANUARY 1, 2017 AND DECEMBER 27, 2015

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of January 1, 2017 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and nine-month periods ended January 1, 2017 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 2, 2017. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 3, 2016.

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

The Company’s accounts receivable as of January 1, 2017 was $14.5 million, net of allowances of $1.0 million. Of this amount, $14.0 million was due from CIT under the factoring agreements. An additional $14.4 million was due from CIT as a negative balance outstanding under the revolving line of credit, which is included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet. The combined amount of $28.4 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three and nine months ended January 1, 2017 and December 27, 2015 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Bedding, blankets and accessories	$11,445	$15,821	$31,847	$42,456
Bibs, bath and disposable products	5,817	4,870	16,823	16,809
Total net sales	$17,262	$20,691	$48,670	$59,265

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.9 million and $2.3 million for the three-month periods ended January 1, 2017 and December 27, 2015, respectively, and $5.2 million and $6.3 million for the nine-month periods ended January 1, 2017 and December 27, 2015, respectively.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited consolidated statements of income and amounted to $168,000 and $271,000 for the three-month periods ended January 1, 2017 and December 27, 2015, respectively, and $666,000 and $840,000 for the nine-month periods ended January 1, 2017 and December 27, 2015, respectively.

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

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; the tax years open to federal, state or Chinese examination or other adjustment as of January 1, 2017 were the fiscal years ended April 1, 2012, March 31, 2013, March 30, 2014, March 29, 2015 and April 3, 2016, as well as the fiscal year ended April 3, 2011 for California.

In December 2016, the Company received notification from the State of California of its intention to examine the Company’s consolidated income tax returns for the fiscal years ended April 3, 2011, April 1, 2012, March 31, 2013 and March 30, 2014. The ultimate resolution of the examination could include administrative or legal proceedings. Although management believes that the calculations and positions taken on these and all other filed income tax returns are reasonable and justifiable, the outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax benefits is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, the reversal of all or a portion of the Company’s reserve for unrecognized tax benefits could result in a favorable impact on its future results of operations.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, the intent of which was to simplify the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on an entity’s balance sheet. ASU No. 2015-17 was to have become effective for the first interim period of the fiscal year beginning after December 15, 2016, and early adoption is permitted. Upon adoption, the ASU may be applied prospectively or retrospectively. The Company elected to early-adopt ASU No. 2015-17 effective as of April 4, 2016 using a prospective application. As such, the condensed consolidated balance sheet presented as of April 3, 2016 in the accompanying consolidated financial statements has not been adjusted. The adoption of the ASU on April 4, 2016 resulted in the reclassification in the accompanying unaudited condensed consolidated balance sheet as of January 1, 2017 of $454,000 in deferred tax assets from current to non-current. The adoption of the ASU did not have an impact on the Company’s results of operations.

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

The provisions of ASU No. 2016-09 that are applicable to the Company and the effect of the adoption of the ASU on the Company’s unaudited consolidated financial statements include the following:

*

Under previous GAAP, upon the exercise of a stock option or the vesting of non-vested stock, the Company was required to recognize the tax effect of the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes in additional paid-in capital. The provisions of the ASU require the recognition of the excess tax benefit or deficiency as an income tax benefit or expense, respectively, in the Company’s statement of income. The Company’s election to early-adopt the ASU effective as of April 4, 2016 resulted in the recognition of net excess tax benefits amounting to $6,000 and $248,000 as a reduction to the Company’s reported income tax expense for the three and nine months ended January 1, 2017, respectively. The effect of the adoption of the ASU on the Company’s future results of operations will depend on such factors as the timing and extent of the exercise of stock options and the vesting of non-vested stock, as well as the closing price per share of the Company’s common stock on the dates of such events. The inherent uncertainty surrounding the details of these factors dictates that the future effects of the adoption of ASU No. 2016-09 on the Company’s results of operations cannot be reasonably estimated.

*

Under previous GAAP, excess tax benefits were classified as a financing activity in the Company’s statement of cash flows. The provisions of ASU No. 2016-09 require that excess tax benefits be classified as an operating activity in the Company’s statement of cash flows. The Company’s election to early-adopt ASU No. 2016-09 effective as of April 4, 2016 resulted in the classification of excess tax benefits amounting to $250,000 as cash provided by operating activities during the nine-month period ended January 1, 2017.

*

The provisions of ASU No. 2016-09 clarify that cash paid by the Company to taxing authorities on behalf of an employee to reflect the value of shares withheld from the exercise of options or the vesting of non-vested stock to satisfy the income tax withholding obligations arising from such exercise or vesting should be classified as a financing activity in the Company’s statement of cash flows. As this treatment is consistent with the Company’s long-standing practice, the Company’s adoption of ASU No. 2016-09 effective as of April 4, 2016 did not result in a difference in the reported amount of the Company’s cash used in financing activities during the nine months ended January 1, 2017 as a result of this provision in the ASU.

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

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Current GAAP requires a two-step approach to test for the impairment of goodwill, which is outlined in Note 3 below. The intent of ASU No. 2017-04 is to simplify this process by eliminating the second step from the goodwill impairment test. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2019. The ASU is to be applied on a prospective basis, and the ASU may be early-adopted as of the first interim or annual goodwill impairment test performed on or after January 1, 2017. The Company has not yet decided whether to adopt the ASU early and is currently evaluating the effect that the adoption of the ASU will have on its financial position, results of operations and related disclosures.

The Company has determined that all other ASUs which had become effective as of January 1, 2017, or which will become effective at some future date, are not expected to have a material impact on the Company’s unaudited consolidated financial statements.

Note 2 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying statements of income, amounted to $101,000 and $124,000 for the three-month periods ended January 1, 2017 and December 27, 2015, respectively, and $307,000 and $396,000 for the nine-month periods ended January 1, 2017 and December 27, 2015, respectively. There were no advances from the factor at January 1, 2017 and April 3, 2016.

Credit Facility:     The Company’s credit facility at January 1, 2017 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement is scheduled to mature on July 11, 2019 and is secured by a first lien on all assets of the Company. As of January 1, 2017, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.00%, which was 1.75% at January 1, 2017, on daily cash balances held at CIT.

The financing agreement as in effect prior to December 28, 2015 provided for a monthly fee, which was assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $8,000 and $25,000 for the three and nine-month periods ended December 27, 2015, respectively. The financing agreement was amended on December 28, 2015 to eliminate the Commitment Fee. At January 1, 2017 and April 3, 2016, there was no balance owed on the revolving line of credit and there was no letter of credit outstanding. As of January 1, 2017 and April 3, 2016, $21.3 million and $25.6 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of January 1, 2017.

Note 3 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The Company considers its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc. (“Hamco”), to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company as of January 1, 2017 and April 3, 2016 amounted to $24.0 million, and is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

Other Intangible Assets: Other intangible assets at January 1, 2017 and April 3, 2016 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of January 1, 2017 and April 3, 2016, the amortization expense for the three and nine-month periods ended January 1, 2017 and December 27, 2015 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Nine-Month Periods Ended
	January 1,	April 3,	January 1,	April 3,	January 1,	December 27,	January 1,	December 27,
	2017	2016	2017	2016	2017	2015	2017	2015
Tradename and trademarks	$1,987	$1,987	$1,033	$933	$33	$33	$100	$99
Non-compete covenants	98	98	65	60	2	1	5	4
Patents	1,601	1,601	539	458	27	27	81	81
Customer relationships	5,534	5,534	4,267	3,887	127	127	380	375
Total other intangible assets	$9,220	$9,220	$5,904	$5,338	$189	$188	$566	$559

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$2	$1	$5	$4
Marketing and administrative expenses					187	187	561	555
Total amortization expense					$189	$188	$566	$559

Note 4 – Inventories

Major classes of inventory were as follows (in thousands):

	January 1, 2017	April 3, 2016
Raw Materials	$35	$35
Finished Goods	16,340	14,750
Total inventory	$16,375	$14,785

Note 5 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. Grants under the 2014 Plan are settled primarily through the issuance of new shares of the Company’s common stock, 814,000 shares of which were available for future issuance under the 2014 Plan as of January 1, 2017.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $149,000 and $212,000 for the three-month periods ended January 1, 2017 and December 27, 2015, respectively, and recorded $456,000 and $691,000 for the nine-month periods ended January 1, 2017 and December 27, 2015, respectively. The Company classifies the compensation expense associated with stock-based awards granted to individuals in the same classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of January 1, 2017.

Stock Options: The following table represents stock option activity for the nine-month periods ended January 1, 2017 and December 27, 2015:

	Nine-Month Period Ended		Nine-Month Period Ended
	January 1, 2017		December 27, 2015
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.64	305,000	$6.83	330,000
Granted	9.60	120,000	8.38	110,000
Exercised	7.67	(102,500)	6.30	(55,000)
Outstanding at End of Period	8.35	322,500	7.35	385,000
Exercisable at End of Period	7.33	147,500	6.52	192,500

As of January 1, 2017, the intrinsic value of both the outstanding and exercisable stock options was $94,000. The intrinsic value of the stock options exercised during the three and nine-month periods ended January 1, 2017 was $45,000 and $214,000, respectively. The Company did not receive any cash from the exercise of stock options during the three and nine-month periods ended January 1, 2017 and December 27, 2015. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $14,000 and $75,000 during the three and nine-month periods ended January 1, 2017, respectively, and $25,000 and $37,000 during the three and nine-month periods ended December 27, 2015, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options which were awarded to certain employees during the nine-month periods ended January 1, 2017 and December 27, 2015, which options vest over a two-year period, assuming continued service.

	Nine-Month Periods Ended
	January 1, 2017	December 27, 2015
Options issued	120,000	110,000
Grant date	June 8, 2016	June 12, 2015
Dividend yield	3.33%	3.82%
Expected volatility	20.00%	20.00%
Risk free interest rate	0.93%	1.12%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$9.60	$8.38
Fair value per option	$0.94	$0.77

For the three-month periods ended January 1, 2017 and December 27, 2015, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended January 1, 2017			Three-Month Period Ended December 27, 2015
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2015	$-	$-	$-	$12	$10	$22
2016	5	5	10	5	4	9
2017	8	5	13	-	-	-

Total stock option compensation	$13	$10	$23	$17	$14	$31

For the nine-month periods ended January 1, 2017 and December 27, 2015, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Nine-Month Period Ended January 1, 2017			Nine-Month Period Ended December 27, 2015
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2014	$-	$-	$-	$7	$7	$14
2015	14	12	26	40	34	74
2016	17	15	32	11	9	20
2017	18	12	30	-	-	-

Total stock option compensation	$49	$39	$88	$58	$50	$108

As of January 1, 2017, total unrecognized stock option compensation expense amounted to $103,000, which will be recognized as the underlying stock options vest over a weighted-average period of 9.3 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

For the three-month periods ended January 1, 2017 and December 27, 2015, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended January 1, 2017			Three-Month Period Ended December 27, 2015
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2015	$-	$-	$-	$89	$28	$117
2016	35	29	64	35	29	64
2017	27	35	62	-	-	-

Total stock grant compensation	$62	$64	$126	$124	$57	$181

For the nine-month periods ended January 1, 2017 and December 27, 2015, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Nine-Month Period Ended January 1, 2017			Nine-Month Period Ended December 27, 2015
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2011	$-	$-	$-	$48	$-	$48
2014	-	-	-	-	31	31
2015	-	37	37	267	84	351
2016	105	86	191	105	48	153
2017	81	59	140	-	-	-

Total stock grant compensation	$186	$182	$368	$420	$163	$583

As of January 1, 2017, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $460,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 8.2 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 6 – Subsequent Events

The Company has evaluated events that have occurred between January 1, 2017 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three and nine-month periods ended January 1, 2017 and December 27, 2015 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Nine-Month Periods Ended		Change
	January 1, 2017	December 27, 2015	$	%	January 1, 2017	December 27, 2015	$	%
Net sales by category
Bedding, blankets and accessories	$11,445	$15,821	$(4,376)	-27.7%	$31,847	$42,456	$(10,609)	-25.0%
Bibs, bath and disposable products	5,817	4,870	947	19.4%	16,823	16,809	14	0.1%
Total net sales	17,262	20,691	(3,429)	-16.6%	48,670	59,265	(10,595)	-17.9%
Cost of products sold	11,623	14,439	(2,816)	-19.5%	34,435	42,526	(8,091)	-19.0%
Gross profit	5,639	6,252	(613)	-9.8%	14,235	16,739	(2,504)	-15.0%
% of net sales	32.7%	30.2%			29.2%	28.2%
Marketing and administrative expenses	2,576	3,182	(606)	-19.0%	8,176	9,551	(1,375)	-14.4%
% of net sales	14.9%	15.4%			16.8%	16.1%
Interest expense	13	8	5	62.5%	55	47	8	17.0%
Other income (expense)	38	(40)	78	-195.0%	132	(1)	133	-13300.0%
Income tax expense	1,227	879	348	39.6%	2,173	2,505	(332)	-13.3%
Net income	1,861	2,143	(282)	-13.2%	3,963	4,635	(672)	-14.5%
% of net sales	10.8%	10.4%			8.1%	7.8%

Net Sales: Sales decreased by $3.4 million, or 16.6%, for the three-month period ended January 1, 2017 and $10.6 million, or 17.9%, for the nine-month period ended January 1, 2017, compared with the same periods in the prior year. The decrease in sales is largely due to a Black Friday promotion in the prior year that was not repeated in the current year as well as reduced product shipments to a customer that is experiencing credit problems. Additionally, due to the strength of the U.S. dollar, the Company has received price reductions from its global suppliers, which have been partially passed on to the Company’s customers.  Also impacting sales is the continuing overall sluggish environment and a change in the infant bedding marketplace in which parents are purchasing fewer bedding sets in favor of separates, which often do not include bumpers and comforters (commonly referred to as the ‘naked crib’ in the infant bedding industry), resulting in a lower average price point for the Company’s products in this business.  This trend has been partially offset by the Company’s expanded offerings of separates and infant bedroom décor.  It should also be noted that the timing of shipments, for both initial sets and replenishment, could cause comparisons between quarters to be difficult.

Gross Profit: Gross profit decreased in amount by $613,000, but increased from 30.2% of net sales for the three months ended December 27, 2015 to 32.7% of net sales for the three months ended January 1, 2017. Gross profit decreased in amount by $2.5 million, but increased from 28.2% of net sales for the nine-month period ended December 27, 2015 to 29.2% of net sales for the nine-month period ended January 1, 2017. The increase in the gross profit percentage in the current year is primarily due to the Company’s overall tight cost control combined with improved product cost from China resulting from favorable exchange rate fluctuations.

Marketing and Administrative Expenses:     Marketing and administrative expenses decreased in amount by $606,000 and $1.4 million for the three and nine-month periods ended January 1, 2017, respectively, compared with the same periods in the prior year. The decrease in amount is primarily related to lower overall compensation, advertising and miscellaneous outside services costs in the current year as compared with the prior year.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations for the current year of 37.3%.  During the three and nine months ended January 1, 2017, the election to early-adopt ASU No. 2016-09 effective as of April 4, 2016 resulted in the recognition of discrete income tax benefits amounting to $6,000 and $248,000, respectively, to reflect the effect of net excess tax benefits arising from the exercise of stock options and the vesting of non-vested stock during the periods.  The recognition of this benefit was the primary factor in the lowering of the overall provision for income taxes to 35.4% for the nine-month period ended January 1, 2017.

During the three-month period ended December 27, 2015, the Company recorded a discrete net income tax benefit of approximately $230,000, primarily resulting from the application of more favorable state apportionment percentages.  As a result of the net benefit, the actual ETR for the nine-month period ended December 27, 2015 was reduced to 35.1%.  The favorable apportionment percentages also explain the reduction in the ETR of 1.2% for the nine-month period ended December 27, 2015 over the ETR for the six-month period ended September 27, 2015 of 39.5%.  The overall impact of the change in the ETR from 39.5% to 38.3% when applied to the fiscal 2016 year-to-date earnings was approximately $85,000.

Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2017, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income and the amount of certain tax credits.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $9.5 million for the nine-month period ended December 27, 2015 to $12.0 million for the nine-month period ended January 1, 2017, due primarily to a higher decrease in accounts receivable.

Net cash used in investing activities decreased to $152,000 in the current year from $308,000 in the prior year, due primarily to $123,000 used in the prior year to purchase certain intangible assets.

Net cash used in financing activities increased by $1.5 million to $5.0 million in the current year. The increase was primarily associated with the payment in the current year of a special dividend of $0.25 per share, which had been declared in the prior year, offset by lower treasury stock purchases in the current year.

From December 27, 2015 to January 1, 2017, the Company increased its cash balances from $7.5 million to $14.4 million. During that period, the Company reported net income of $6.2 million, its accounts receivable decreased by $3.7 million, its inventory decreased by $1.1 million and $5.7 million was paid in dividends. At January 1, 2017, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $21.3 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either January 1, 2017 or April 3, 2016.

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

During the three-month period ended January 1, 2017, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

10.1*	Amendment No. 1 to the Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (1)

10.2*	Form of Incentive Stock Option Grant Agreement (effective November 2016). (1)

10.3*	Form of Nonqualified Stock Option Grant Agreement (effective November 2016). (1)

10.4*	Form of Restricted Stock Grant Agreement (effective November 2016). (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer. (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer. (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended January 1, 2017, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Unaudited Condensed Consolidated Statements of Income;

(ii)  Unaudited Condensed Consolidated Balance Sheets;

(iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Unaudited Condensed Consolidated Statements of Cash Flows; and

(v)  Notes to Unaudited Condensed Consolidated Financial Statements.

_______________

*	Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: February 15, 2017	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1*	Amendment No. 1 to the Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (1)

10.2*	Form of Incentive Stock Option Grant Agreement (effective November 2016). (1)

10.3*	Form of Nonqualified Stock Option Grant Agreement (effective November 2016). (1)

10.4*	Form of Restricted Stock Grant Agreement (effective November 2016). (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer. (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer. (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended January 1, 2017, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Unaudited Condensed Consolidated Statements of Income;

(ii)  Unaudited Condensed Consolidated Balance Sheets;

(iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Unaudited Condensed Consolidated Statements of Cash Flows; and

(v)  Notes to Unaudited Condensed Consolidated Financial Statements

_______________

*	Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(2)	Filed herewith.