Form 10-K
period 2017-04-02
CROWN CRAFTS INC
filed 2017-06-14
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☑
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $86.7 million.

As of May 5, 2017, 10,057,764 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2017” or “2017” represent the 52-week period ended April 2, 2017 and references to “fiscal year 2016” or “2016” represent the 53-week period ended April 3, 2016.

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

Sales and Marketing

The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Compton, California; Gonzales, Louisiana; and Bentonville, Arkansas. Products are also marketed by independent commissioned sales representatives located throughout the United States. Substantially all products are sold to retailers for resale to consumers. The Company's subsidiaries introduce new products throughout the year and participate at the ABC Kids Expo and the JPMA Baby Show.

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

Employees

At May 5, 2017, the Company had 119 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

Customers

The Company's customers consist principally of mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2017 and 2016.

	Fiscal Year
	2017	2016
Wal-Mart Stores, Inc.	42%	42%
Toys R Us	19%	23%

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

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, primarily NoJo® and Neat Solutions®, accounted for 23% of the Company’s total gross sales during each of fiscal years 2017 and 2016, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

International Sales

Sales to customers in countries other than the United States represented 3% of the Company’s total gross sales during each of fiscal years 2017 and 2016, which included 1% of sales to the customers set forth above that represented more than 10% of the Company’s gross sales during fiscal year 2017. International sales are based upon the location that predominately represents what the Company believes to be the final destination of the products delivered to the Company’s customers.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 62% of the Company’s gross sales in fiscal year 2017, which included 43% of sales under the Company's license agreements with affiliated companies of The Walt Disney Company (“Disney”), which expire on December 31, 2017.

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

The Company’s top two customers represented approximately 61% of gross sales in fiscal year 2017. Although the Company does not enter into contracts with its key customers, it expects them to continue to be a significant portion of its gross sales in the future. The loss of, or a decline in orders from, one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 62% of the Company’s gross sales in fiscal year 2017, which included 43% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses. Additionally, the volume of sales of licensed products is inherently tied to the success of the characters, films and other licensed programs of the Company’s licensors. A decline in the popularity of these licensed programs or the inability of the licensors to develop new properties for licensing could also result in a material loss of revenues to the Company.

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

ITEM 2. Properties

The Company's headquarters are located in Gonzales, Louisiana. The Company rents 17,761 square feet at this location under a lease that expires January 31, 2021. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The table below sets forth certain information regarding the Company's principal real property as of May 5, 2017.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company is authorized to issue up to 40,000,000 shares of capital stock, all of which are classified as common stock with a par value of $0.01 per share. On May 5, 2017, there were 12,465,789 shares of the Company’s common stock issued, 10,057,764 of which were outstanding.

Market Information and Price

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “CRWS”. On May 5, 2017, the closing price of the Company’s common stock was $7.85 per share. The table below sets forth the high and low closing price per share of the Company's common stock and the cash dividends per share declared on the Company’s common stock during each quarter of fiscal years 2017 and 2016.

	Closing Price		Cash Dividends
Quarter	High	Low	Declared
Fiscal Year 2017
First Quarter	$9.80	$9.11	$0.08
Second Quarter	10.20	9.66	0.08
Third Quarter	10.24	7.60	0.48
Fourth Quarter	8.65	7.25	0.08

Fiscal Year 2016
First Quarter	$8.61	$7.74	$0.08
Second Quarter	8.22	7.88	0.08
Third Quarter	8.85	7.91	0.08
Fourth Quarter	9.50	7.87	0.33

Holders of Common Stock

As of May 5, 2017, there were approximately 181 registered holders of the Company’s common stock.

Dividends

The Company’s credit facility permits the Company to pay cash dividends on its common stock without limitation, provided there is no default under the credit facility before or as a result of the payment of such dividends.

Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three months ended April 2, 2017.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
January 2, 2017 through February 5, 2017	0	$0	0	$0
February 6, 2017 through March 5, 2017	0	$0	0	$0
March 6, 2017 through April 2, 2017	10,488	$8.20	0	$0
Total	10,488	$8.20	0	$0

(1)

The shares purchased from March 6, 2017 through April 2, 2017 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of non-vested stock.

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

Results of Operations

The following table contains results of operations for fiscal years 2017 and 2016 and the dollar and percentage changes for those periods (in thousands, except percentages).

			Change
	2017	2016	$	%
Net sales by category
Bedding, blankets and accessories	$42,381	$59,020	$(16,639)	-28.2%
Bibs, bath and disposable products	23,597	25,322	(1,725)	-6.8%
Total net sales	65,978	84,342	(18,364)	-21.8%
Cost of products sold	46,567	60,529	(13,962)	-23.1%
Gross profit	19,411	23,813	(4,402)	-18.5%
% of net sales	29.4%	28.2%
Marketing and administrative expenses	10,711	13,025	(2,314)	-17.8%
% of net sales	16.2%	15.4%
Interest expense	68	58	10	17.2%
Other income	164	14	150	1071.4%
Income tax expense	3,224	3,915	(691)	-17.7%
Net income	5,572	6,829	(1,257)	-18.4%
% of net sales	8.4%	8.1%

Net Sales: Sales of $66.0 million for 2017 were lower than 2016, having decreased 21.8%, or $18.4 million. A portion of the sales decrease was due to a Black Friday promotion in the prior year that was not repeated in the current year and reduced product shipments to a customer that experienced credit problems. Additionally, due to the increased value of the U.S. Dollar relative to the Chinese Renminbi, the Company has received a series of price reductions from most of its suppliers, which have been partially passed along to the Company’s customers.  Also affecting sales is the continuing overall sluggish retail environment, coupled with a change in the infant bedding marketplace. Specifically, on the advice of pediatricians, parents are moving more to the concept of a “naked crib”, whereby only a fitted sheet is used in a crib. Bumper pads, sheets, blankets, comforters and other loose bedding and soft objects, such as stuffed toys, wedges and positioners, are recommended to be kept out of the crib. This has resulted in parents purchasing fewer bedding sets in favor of separates and leading to a lower average price point for the Company’s infant bedding products.  This trend has been partially offset by the Company’s expanded offerings of separates and infant bedroom décor.

Gross Profit: Gross profit decreased in amount by $4.4 million but increased as a percentage of net sales from 28.2% to 29.4%. The increase as a percentage of net sales can be attributed to the improved product costs from China, which were the result of favorable exchange rate fluctuations.

Marketing and Administrative Expenses: Marketing and administrative expenses for fiscal year 2017 declined by $2.3 million compared with fiscal year 2016. The decrease is primarily related to lower overall compensation costs, which declined in fiscal 2017 by $1.4 million as compared with fiscal 2016.

Income Tax Expense: The Company’s provision for income taxes increased slightly to 36.7% during 2017 from 36.4% in 2016. The Company’s effective tax rate for the current year was beneficially impacted by the early adoption of Accounting Standards Update (“ASU”) No. 2016-09, which resulted in the recognition of discrete income tax benefits amounting to $248,000 to reflect the effect of net excess tax benefits arising from the exercise of stock options and the vesting of non-vested stock during the year.  The Company recorded during the prior year discrete net income tax benefits of approximately $260,000, primarily resulting from the application of more favorable state apportionment percentages to state income tax returns for several prior fiscal years.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top two customers, which represented approximately 61% of the Company’s gross sales in fiscal year 2017. A significant downturn experienced by either or both of these customers could lead to pressure on the Company’s revenues. At times, the Company has also faced higher raw material costs, as well as increases in labor and transportation costs associated with the Company’s sourcing activities in China. Increases in these costs could adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases. For additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, see “Risk Factors” in Item 1A. of Part I. of this Annual Report on Form 10-K.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities decreased from $11.0 million for the fiscal year ended April 3, 2016 to $10.4 million for the fiscal year ended April 2, 2017. In the current year, the Company experienced a decrease in its accounts receivable balances that was $3.5 million higher than the decrease in the prior year. Offsetting this decrease was an increase in inventory in the current year that was $1.7 million higher than the prior year, as well as net income that was $1.3 million lower in the current year as compared with the prior year.

Net cash used in investing activities was $191,000 in fiscal year 2017 compared with $324,000 in the prior year. The decrease in the current year was primarily due to $123,000 used in the prior year to purchase certain intangible assets.

Net cash used in financing activities increased by $5.0 million to $9.9 million in the current year. The increase was primarily associated with an increase in dividends paid in the current year of $6.5 million as compared with the prior year. Offsetting this amount was a $1.9 million decrease in the current year as compared with the prior year that were associated with the surrender to the Company’s treasury of a portion of the shares of non-vested stock that vested and from shares issued upon the exercise of options, which was in consideration of the Company remitting the income tax withholding obligations to the appropriate taxing authorities on behalf of the employees of the Company that exercised options and had non-vested stock that vested.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at April 2, 2017 consisted of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc., of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 2.0%. The financing agreement matures on July 11, 2019 and is secured by a first lien on all assets of the Company. At April 2, 2017, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.0%, which was 2.0% at April 2, 2017, on daily negative balances held at CIT.

The financing agreement as in effect prior to December 28, 2015 provided for a monthly fee, which was assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $25,000 during fiscal year 2016. The financing agreement was amended on December 28, 2015 to eliminate the Commitment Fee. At April 2, 2017 and April 3, 2016, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $21.4 million and $25.6 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of April 2, 2017.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $395,000 and $556,000 during fiscal years 2017 and 2016, respectively. There were no advances on the factoring agreements at either April 2, 2017 or April 3, 2016.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold and amounted to $7.0 million and $9.0 million for fiscal years 2017 and 2016, respectively.

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

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. During fiscal year 2016, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in a tax position that reflects opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording during fiscal year 2017 a reserve for unrecognized tax benefits of $134,000 in the accompanying consolidated financial statements. During fiscal year 2016, the Company recorded a gross reserve for unrecognized tax benefits of $773,000, less an offset of $573,000 to reflect state income tax overpayments net of the federal income tax impact, for a net reserve for unrecognized tax benefits of $200,000.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2017 and 2016, the Company had accrued $65,000 and $11,000, respectively, for interest expense and penalties on the portion of the unrecognized tax benefit that has been refunded to the Company but for which the relevant statute of limitations remained unexpired. No interest expense or penalties is accrued with respect to estimated unrecognized tax benefits that are associated with state income tax overpayments that remain receivable.

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing GAAP guidance on revenue recognition and which will require the use of more estimates and judgments, as well as additional disclosures. When issued, ASU No. 2014-09 was to become effective in the fiscal year beginning after December 15, 2016, but on August 12, 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided for a one-year deferral to apply the guidance of ASU No. 2014-09. Early adoption was originally not permitted in ASU No. 2014-09, but ASU No. 2015-14 permits early adoption in the first interim period of the fiscal year beginning after December 15, 2016. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company is currently reviewing its existing revenue contract arrangements and expects its review to be complete in fiscal year 2018. At this time, the Company has not yet determined whether it will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to equity.

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

On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, the intent of which was to simplify the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on an entity’s balance sheet. The ASU was to have become effective for the first interim period of the fiscal year beginning after December 15, 2016, and early adoption is permitted. Upon adoption, the ASU may be applied prospectively or retrospectively. The Company elected to early-adopt ASU No. 2015-17 effective as of April 4, 2016 using a prospective application. As such, the consolidated balance sheet presented as of April 3, 2016 in the accompanying consolidated financial statements has not been adjusted. The adoption of ASU No. 2015-17 on April 4, 2016 resulted in the reclassification in the accompanying consolidated balance sheet as of April 2, 2017 of $397,000 in net deferred tax assets from current to noncurrent. The adoption of ASU No. 2015-17 did not have an impact on the Company’s results of operations and related disclosures.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will increase transparency and comparability by requiring an entity to recognize lease assets and lease liabilities on its balance sheet and by requiring the disclosure of key information about leasing arrangements. Under the provisions of ASU No. 2016-02, the Company will be required to capitalize most of its current operating lease obligations as right-of-use assets with corresponding liabilities based upon the present value of the future cash outflows associated with such operating lease obligations. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2018. The ASU is to be applied using a modified retrospective approach, and early adoption is permitted. The Company has not yet decided if it will early-adopt ASU No. 2016-02 and is currently evaluating the effect that its adoption of the ASU will have on its financial position, results of operations and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the intent of which was to simplify the accounting for share-based compensation transactions while maintaining or improving the usefulness of the related disclosures. ASU No. 2016-09 was to have become effective for the first interim period of the fiscal year beginning after December 15, 2016, and early adoption is permitted. Upon adoption, the ASU may be applied prospectively or retrospectively. The Company elected to early-adopt the ASU effective as of April 4, 2016 using a prospective application. Accordingly, the consolidated statement of income, changes in shareholders’ equity and cash flows in the accompanying consoldiated financial statements for the fiscal year ended April 3, 2016 have not been adjusted.

The provisions of ASU No. 2016-09 that are applicable to the Company and the effect of the adoption of the ASU on the Company’s accompanying consolidated financial statements include the following:

●

Under previous GAAP, upon the exercise of an option or the vesting of non-vested stock, the Company was required to recognize the tax effect of the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes in additional paid-in capital. The provisions of ASU No. 2016-09 require the recognition of the excess tax deficiency or benefit as an income tax expense or benefit, respectively, in the Company’s statement of income. The Company’s election to early-adopt the ASU effective as of April 4, 2016 resulted in the recognition of net excess tax benefits amounting to $248,000 as a reduction to the Company’s reported income tax expense for fiscal year 2017. If ASU No. 2016-09 had been in effect on March 30, 2015, the Company’s income tax expense for fiscal year 2016 would have been $273,000 lower. The effect of the adoption of the ASU on the Company’s future results of operations will depend on such factors as the timing and extent of the future exercise of stock options and the future vesting of non-vested stock, as well as the closing price per share of the Company’s common stock on the dates of such events. The inherent uncertainty surrounding the details of these factors dictates that the future effects of the adoption of ASU No. 2016-09 on the Company’s results of operations cannot be reasonably estimated.

●

Under previous GAAP, excess tax benefits were classified as a financing activity in the Company’s statement of cash flows. The provisions of ASU No. 2016-09 require that excess tax benefits be classified as an operating activity in the Company’s statement of cash flows. The Company’s election to early-adopt ASU No. 2016-09 effective as of April 4, 2016 resulted in the classification of excess tax benefits amounting to $250,000 as cash provided by operating activities during fiscal year 2017. If ASU No. 2016-09 had been in effect on March 30, 2015, the amount of the Company’s cash provided by operating activities during fiscal year 2016 would have been $278,000 higher and its cash used in financing activities would have been $278,000 higher.

●

The provisions of ASU No. 2016-09 clarify that cash paid by the Company to taxing authorities on behalf of an employee to reflect the value of shares withheld from the exercise of options or the vesting of non-vested stock to satisfy the income tax withholding obligations arising from such exercise or vesting should be classified as a financing activity in the Company’s statement of cash flows. As this treatment is consistent with the Company’s long-standing practice, if ASU No. 2016-09 had been in effect beginning on March 30, 2015, there would have been no difference in the amount of the Company’s cash used in financing activities during either 2017 or 2016 as a result of this provision in the ASU.

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

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under current GAAP, the test for the impairment of goodwill requires a two-step approach, which is outlined in Note 6 to the accompanying consolidated financial statements. The intent of ASU No. 2017-04 is to simplify this process by eliminating the second step from the goodwill impairment test. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2019. The ASU is to be applied on a prospective basis, and the ASU may be early-adopted as of the first interim or annual goodwill impairment test performed on or after January 1, 2017. The Company intends to early-adopt the ASU effective as of April 3, 2017 and is currently evaluating the effect that the adoption of the ASU will have on its financial position, results of operations and related disclosures.

The Company has determined that all other ASU’s issued which had become effective as of May 5, 2017, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 8. Financial Statements and Supplementary Data

See pages 20 and F-1 through F-20 hereof.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of April 2, 2017. The Company’s internal control over financial reporting as of April 2, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8. of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fiscal quarter ended April 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information with respect to the Company's directors and executive officers will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2017 (the "Proxy Statement") under the captions "Proposal 1 – Election of Directors" and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Board Committees and Meetings” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of April 2, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2006 Omnibus Incentive Plan	112,500	$7.01	0

2014 Omnibus Equity Compensation Plan	210,000	$9.08	814,263

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Director Independence” and "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8.:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of April 2, 2017 and April 3, 2016
- Consolidated Statements of Income for the Fiscal Years Ended April 2, 2017 and April 3, 2016
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended April 2, 2017 and April 3, 2016
- Consolidated Statements of Cash Flows for the Fiscal Years Ended April 2, 2017 and April 3, 2016
- Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule

The following financial statement schedule of the Company is filed with this report:

Schedule II — Valuation and Qualifying Accounts	Page 20

All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E

	Balance at Beginning	Charged to		Balance at End of
	of Period	Expenses	Deductions	Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended April 3, 2016
Allowance for customer deductions	$1,000	$3,495	$3,750	$745

Year Ended April 2, 2017
Allowance for customer deductions	$745	$3,695	$3,665	$775

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number			Description of Exhibits
3.1		—	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2		—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (12)
3.3		—	Bylaws of the Company, as amended and restated through November 15, 2016. (22)
4.1	*	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 14, 2012). (15)
4.2	*	—	Form of Non-Qualified Stock Option Agreement (Employees). (5)
4.3	*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (17)
4.4	*	—	Form of Incentive Stock Option Grant Agreement. (18)
4.5	*	—	Form of Non-Qualified Stock Option Grant Agreement. (18)
4.6	*	—	Form of Restricted Stock Grant Agreement. (18)
10.1	*	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut. (1)
10.2	*	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut. (3)
10.3	*	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman. (3)
10.4		—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.5		—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.6		—

First Amendment to Financing Agreement dated as of November 5, 2007 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (6)

10.7	*	—	Employment Agreement dated November 6, 2008 by and between the Company and Olivia W. Elliott (7)
10.8	*	—	First Amendment to Employment Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut. (8)
10.9	*	—	First Amendment to Amended and Restated Severance Protection Agreement dated November 6, 2008 by and between the Company and E. Randall Chestnut. (8)
10.10	*	—	First Amendment to Amended and Restated Employment Agreement dated November 6, 2008 by and between the Company and Nanci Freeman. (8)
10.11		—

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

10.15	*	—	Second Amendment to Amended and Restated Employment Agreement dated March 26, 2012 by and between the Company and Nanci Freeman. (14)
10.16		—	Ninth Amendment to Financing Agreement dated May 21, 2013 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (16)
10.17		—	Tenth Amendment to Financing Agreement dated as of December 28, 2015 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (19)

10.18		—	Eleventh Amendment to Financing Agreement dated as of March 31, 2016 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (20)
10.19	*	—	Amendment No. 1 to the Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (21)
10.20	*	—	Form of Incentive Stock Option Grant Agreement (effective November 2016). (21)
10.21	*	—	Form of Nonqualified Stock Option Grant Agreement (effective November 2016). (21)
10.22	*	—	Form of Restricted Stock Grant Agreement (effective November 2016). (21)
14.1		—	Code of Ethics. (3)
21.1		—	Subsidiaries of the Company. (23)
23.1		—	Consent of KPMG LLP. (23)
31.1		—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (23)
31.2		—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (23)
32.1		—	Section 1350 Certification by the Company’s Chief Executive Officer. (24)
32.2		—	Section 1350 Certification by the Company’s Chief Financial Officer. (24)

101		—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 2, 2017, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Consolidated Statements of Income;

(ii)  Consolidated Balance Sheets;

(iii) Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Consolidated Statements of Cash Flows; and

(v)  Notes to Consolidated Financial Statements.

_______________

*	Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.
(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(5)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 30, 2012.
(15)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(17)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(18)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2016.
(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(22)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 16, 2016.
(23)	Filed herewith.
(24)	Furnished herewith.

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

By:   /s/ E. Randall Chestnut

E. Randall Chestnut

Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut	Chairman of the Board, President and Chief Executive Officer (Principal Executive	June 14, 2017
E. Randall Chestnut	Officer)

/s/ Sidney Kirschner	Director	June 14, 2017
Sidney Kirschner

/s/ Zenon S. Nie	Director	June 14, 2017
Zenon S. Nie

/s/ Donald Ratajczak	Director	June 14, 2017
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 14, 2017
Patricia Stensrud

/s/ Olivia W. Elliott	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting	June 14, 2017
Olivia W. Elliott	Officer)

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Crown Crafts, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the Company) as of April 2, 2017 and April 3, 2016, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended April 2, 2017. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Crafts, Inc. and subsidiaries as of April 2, 2017 and April 3, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended April 2, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crown Crafts, Inc.’s internal control over financial reporting as of April 2, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana

June 14, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Crown Crafts, Inc.:

We have audited Crown Crafts, Inc.’s internal control over financial reporting as of April 2, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Crafts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Crown Crafts, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 2, 2017 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Crafts, Inc. and subsidiaries as of April 2, 2017 and April 3, 2016, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended April 2, 2017, and our report dated June 14, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

June 14, 2017

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 2, 2017 AND APRIL 3, 2016

	April 2, 2017	April 3, 2016
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$7,892	$7,574
Accounts receivable (net of allowances of $775 at April 2, 2017 and $745 at April 3, 2016):
Due from factor	14,921	20,125
Other	693	671
Inventories	15,821	14,785
Prepaid expenses	1,783	1,689
Deferred income taxes	-	888
Total current assets	41,110	45,732

Property, plant and equipment - at cost:
Vehicles	247	247
Leasehold improvements	248	239
Machinery and equipment	2,396	2,879
Furniture and fixtures	789	808
Property, plant and equipment - gross	3,680	4,173
Less accumulated depreciation	3,239	3,740
Property, plant and equipment - net	441	433

Finite-lived intangible assets - at cost:
Customer relationships	5,534	5,534
Other finite-lived intangible assets	3,686	3,686
Finite-lived intangible assets - gross	9,220	9,220
Less accumulated amortization	6,092	5,338
Finite-lived intangible assets - net	3,128	3,882

Goodwill	1,126	1,126
Deferred income taxes	1,240	1,049
Other	139	193
Total Assets	$47,184	$52,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,149	$4,640
Accrued wages and benefits	799	1,988
Accrued royalties	353	1,172
Dividends payable	803	3,303
Income taxes payable	224	806
Other accrued liabilities	245	276
Total current liabilities	7,573	12,185

Non-current liabilities:
Reserve for unrecognized tax benefits	688	211

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at April 2, 2017 and April 3, 2016; Issued 12,423,539 shares at April 2, 2017 and 12,251,834 shares at April 3, 2016	124	123
Additional paid-in capital	52,220	50,723
Treasury stock - at cost - 2,401,066 shares at April 2, 2017 and 2,302,191 shares at April 3, 2016	(12,175)	(11,228)
(Accumulated Deficit) Retained Earnings	(1,246)	401
Total shareholders' equity	38,923	40,019
Total Liabilities and Shareholders' Equity	$47,184	$52,415

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED APRIL 2, 2017 AND APRIL 3, 2016

(amounts in thousands, except per share amounts)

	2017	2016

Net sales	$65,978	$84,342
Cost of products sold	46,567	60,529
Gross profit	19,411	23,813
Marketing and administrative expenses	10,711	13,025
Income from operations	8,700	10,788
Other income (expense):
Interest expense	(68)	(58)
Interest income	134	69
Foreign exchange gain (loss)	26	(62)
Other - net	4	7
Income before income tax expense	8,796	10,744
Income tax expense	3,224	3,915
Net income	$5,572	$6,829

Weighted average shares outstanding:
Basic	10,013	10,017
Effect of dilutive securities	28	21
Diluted	10,041	10,038

Earnings per share:
Basic	$0.56	$0.68

Diluted	$0.55	$0.68

Cash dividends declared per share	$0.72	$0.57

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FISCAL YEARS ENDED APRIL 2, 2017 AND APRIL 3, 2016

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders' Equity
	(Dollar amounts in thousands)
Balances - March 29, 2015	12,030,302	$120	(1,964,886)	$(8,390)	$48,561	$(719)	$39,572

Issuance of shares	221,532	3			983		986
Stock-based compensation					906		906
Net tax effect of stock-based compensation					273		273
Acquisition of treasury stock			(337,305)	(2,838)			(2,838)
Net income						6,829	6,829
Dividends declared on common stock - $0.57 per share						(5,709)	(5,709)
Balances - April 3, 2016	12,251,834	123	(2,302,191)	(11,228)	50,723	401	40,019

Issuance of shares	171,705	1			893		894
Stock-based compensation					604		604
Acquisition of treasury stock			(98,875)	(947)			(947)
Net income						5,572	5,572
Dividends declared on common stock - $0.72 per share						(7,219)	(7,219)
Balances - April 2, 2017	12,423,539	$124	(2,401,066)	$(12,175)	$52,220	$(1,246)	$38,923

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED APRIL 2, 2017 AND APRIL 3, 2016

	2017	2016
	(amounts in thousands)
Operating activities:
Net income	$5,572	$6,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	178	310
Amortization of intangibles	754	748
Deferred income taxes	697	165
Loss (gain) on sale of property, plant and equipment	5	(15)
Reserve for unrecognized tax benefits	199	211
Stock-based compensation	604	906
Tax shortfall from stock-based compensation	-	(5)
Changes in assets and liabilities:
Accounts receivable	5,182	1,575
Inventories	(1,036)	683
Prepaid expenses	(94)	217
Other assets	54	(60)
Accounts payable	509	168
Accrued liabilities	(2,235)	(716)
Net cash provided by operating activities	10,389	11,016
Investing activities:
Capital expenditures for property, plant and equipment	(191)	(232)
Proceeds from sale of property, plant and equipment	-	31
Capital expenditures for purchased intangible assets	-	(123)
Net cash used in investing activities	(191)	(324)
Financing activities:
Purchase of treasury stock	(947)	(2,838)
Issuance of common stock	786	846
Excess tax benefit from stock-based compensation	-	278
Dividends paid	(9,719)	(3,211)
Net cash used in financing activities	(9,880)	(4,925)
Net increase in cash and cash equivalents	318	5,767
Cash and cash equivalents at beginning of period	7,574	1,807
Cash and cash equivalents at end of period	$7,892	$7,574

Supplemental cash flow information:
Income taxes paid	$3,037	$4,107
Interest paid	2	56

Noncash financing activities:
Dividends declared but unpaid	(803)	(3,303)
Compensation paid as common stock	108	140

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended April 2, 2017 and April 3, 2016

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

Fiscal Year: The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2017” or “2017” represent the 52-week period ended April 2, 2017 and references to “fiscal year 2016” or “2016” represent the 53-week period ended April 3, 2016.

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

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for 2017 and 2016 are as follows (in thousands):

	2017	2016
Bedding, blankets and accessories	$42,381	$59,020
Bibs, bath and disposable products	23,597	25,322
Total net sales	$65,978	$84,342

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

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company did not record a provision for doubtful accounts for either of fiscal years 2017 or 2016.

The Company’s accounts receivable at April 2, 2017 amounted to $15.6 million, net of allowances of $775,000. Of this amount, $14.9 million was due from CIT under the factoring agreements and $7.7 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $22.6 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in other marketing and administrative expenses in the consolidated statements of income and amounted to $742,000 and $931,000 for fiscal years 2017 and 2016, respectively.

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

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment as of April 2, 2017 were the tax years ended March 30, 2014, March 29, 2015, April 3, 2016 and April 2, 2017, as well as the tax years ended March 31, 2013, April 1, 2012 and April 3, 2011 for several states.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold and amounted to $7.0 million and $9.0 million for fiscal years 2017 and 2016, respectively.

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

Recently Issued Accounting Standards: On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing GAAP guidance on revenue recognition and which will require the use of more estimates and judgments, as well as additional disclosures. When issued, ASU No. 2014-09 was to become effective in the fiscal year beginning after December 15, 2016, but on August 12, 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided for a one-year deferral of the effective date to apply the guidance of ASU No. 2014-09. Early adoption was originally not permitted in ASU No. 2014-09, but ASU No. 2015-14 permits early adoption in the first interim period of the fiscal year beginning after December 15, 2016. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company is currently reviewing its existing revenue contract arrangements and expects its review to be complete in fiscal year 2018. At this time, the Company has not yet determined whether it will adopt the provisions of the ASU on a retrospective basis or through a cumulative adjustment to equity.

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

On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, the intent of which was to simplify the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on an entity’s balance sheet. The ASU was to have become effective for the first interim period of the fiscal year beginning after December 15, 2016, and early adoption is permitted. Upon adoption, the ASU may be applied prospectively or retrospectively. The Company elected to early-adopt ASU No. 2015-17 effective as of April 4, 2016 using a prospective application. As such, the consolidated balance sheet presented as of April 3, 2016 in the accompanying consolidated financial statements has not been adjusted. The adoption of ASU No. 2015-17 on April 4, 2016 resulted in the reclassification in the accompanying consolidated balance sheet as of April 2, 2017 of $397,000 in net deferred tax assets from current to noncurrent. The adoption of ASU No. 2015-17 did not have an impact on the Company’s results of operations and related disclosures.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will increase transparency and comparability by requiring an entity to recognize lease assets and lease liabilities on its balance sheet and by requiring the disclosure of key information about leasing arrangements. Under the provisions of ASU No. 2016-02, the Company will be required to capitalize most of its current operating lease obligations as right-of-use assets with corresponding liabilities based upon the present value of the future cash outflows associated with such operating lease obligations. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2018. The ASU is to be applied using a modified retrospective approach, and early adoption is permitted. The Company has not yet decided if it will early-adopt ASU No. 2016-02 and is currently evaluating the effect that its adoption of the ASU will have on its financial position, results of operations and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the intent of which was to simplify the accounting for share-based compensation transactions while maintaining or improving the usefulness of the related disclosures. ASU No. 2016-09 was to have become effective for the first interim period of the fiscal year beginning after December 15, 2016, and early adoption is permitted. Upon adoption, the ASU may be applied prospectively or retrospectively. The Company elected to early-adopt the ASU effective as of April 4, 2016 using a prospective application. Accordingly, the consolidated statement of income, changes in shareholders’ equity and cash flows in the accompanying consoldiated financial statements for the fiscal year ended April 3, 2016 have not been adjusted.

The provisions of ASU No. 2016-09 that are applicable to the Company and the effect of the adoption of the ASU on the Company’s accompanying consolidated financial statements include the following:

●

Under previous GAAP, upon the exercise of an option or the vesting of non-vested stock, the Company was required to recognize the tax effect of the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes in additional paid-in capital. The provisions of ASU No. 2016-09 require the recognition of the excess tax deficiency or benefit as an income tax expense or benefit, respectively, in the Company’s statement of income. The Company’s election to early-adopt the ASU effective as of April 4, 2016 resulted in the recognition of net excess tax benefits amounting to $248,000 as a reduction to the Company’s reported income tax expense for fiscal year 2017. If ASU No. 2016-09 had been in effect on March 30, 2015, the Company’s income tax expense for fiscal year 2016 would have been $273,000 lower. The effect of the adoption of the ASU on the Company’s future results of operations will depend on such factors as the timing and extent of the future exercise of stock options and the future vesting of non-vested stock, as well as the closing price per share of the Company’s common stock on the dates of such events. The inherent uncertainty surrounding the details of these factors dictates that the future effects of the adoption of ASU No. 2016-09 on the Company’s results of operations cannot be reasonably estimated.

●

Under previous GAAP, excess tax benefits were classified as a financing activity in the Company’s statement of cash flows. The provisions of ASU No. 2016-09 require that excess tax benefits be classified as an operating activity in the Company’s statement of cash flows. The Company’s election to early-adopt ASU No. 2016-09 effective as of April 4, 2016 resulted in the classification of excess tax benefits amounting to $250,000 as cash provided by operating activities during fiscal year 2017. If ASU No. 2016-09 had been in effect on March 30, 2015, the amount of the Company’s cash provided by operating activities during fiscal year 2016 would have been $278,000 higher and its cash used in financing activities would have been $278,000 higher.

●

The provisions of ASU No. 2016-09 clarify that cash paid by the Company to taxing authorities on behalf of an employee to reflect the value of shares withheld from the exercise of options or the vesting of non-vested stock to satisfy the income tax withholding obligations arising from such exercise or vesting should be classified as a financing activity in the Company’s statement of cash flows. As this treatment is consistent with the Company’s long-standing practice, if ASU No. 2016-09 had been in effect beginning on March 30, 2015, there would have been no difference in the amount of the Company’s cash used in financing activities during either 2017 or 2016 as a result of this provision in the ASU.

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

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under current GAAP, the test for the impairment of goodwill requires a two-step approach, which is outlined in Note 6 to the accompanying consolidated financial statements. The intent of ASU No. 2017-04 is to simplify this process by eliminating the second step from the goodwill impairment test. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2019. The ASU is to be applied on a prospective basis, and the ASU may be early-adopted as of the first interim or annual goodwill impairment test performed on or after January 1, 2017. The Company intends to early-adopt the ASU effective as of April 3, 2017 and is currently evaluating the effect that the adoption of the ASU will have on its financial position, results of operations and related disclosures.

The Company has determined that all other ASU’s issued which had become effective as of May 5, 2017, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 - Financing Arrangements

Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $395,000 and $556,000 during fiscal years 2017 and 2016, respectively. There were no advances on the factoring agreements at either April 2, 2017 or April 3, 2016.

Credit Facility: The Company’s credit facility at April 2, 2017 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 2.0%. The financing agreement matures on July 11, 2019 and is secured by a first lien on all assets of the Company. At April 2, 2017, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime minus 2.0%, which was 2.0% at April 2, 2017, on daily negative balances held at CIT.

The financing agreement as in effect prior to December 28, 2015 provided for a monthly fee, which was assessed based on 0.125% of the average unused portion of the $26.0 million revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $25,000 during 2016. On December 28, 2015, the financing agreement was amended to eliminate the Commitment Fee. At April 2, 2017 and April 2, 2016, there was no balance owed on the revolving line of credit and there was no letter of credit outstanding. As of April 2, 2017 and April 3, 2016, $21.4 million and $25.6 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of April 2, 2017.

Note 4 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “401(k) Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The 401(k) Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the 401(k) Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Company’s Board of Directors (the “Board”) determines the portion, if any, of employee contributions that will be matched by the Company. For calendar year 2015, the employer matching contributions represented an amount equal to 100% of the first 2% of employee contributions and 50% of the next 1% of employee contributions to the 401(k) Plan. For calendar years 2017 and 2016, the employer matching contributions are equal to 100% of the first 2% of employee contributions and 50% of the next 3% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account, then the unvested portion of the matching employer amount in their account is forfeited when the employee receives a distribution from their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company's matching contributions to the 401(k) Plan, net of the utilization of forfeitures, were $252,000 and $203,000 for fiscal years 2017 and 2016, respectively.

Note 5 – Inventories

Major classes of inventory were as follows (in thousands):

	April 2, 2017	April 3, 2016
Raw Materials	$42	$35
Finished Goods	15,779	14,750
Total inventory	$15,821	$14,785

Note 6 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired by the Company in business combinations. The Company considers CCIP and Hamco to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company at April 2, 2017 and April 3, 2016 amounted to $24.0 million and is reported in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

The Company tests the fair value of the goodwill, if any, within its reporting units annually as of the first day of the Company’s fiscal year. An additional interim impairment test must be performed during the year whenever an event or change in circumstances occurs that suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value. The annual or interim impairment test is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such qualitative factors so indicate, then the impairment test is continued in a two-step approach. The first step is the estimation of the fair value of each reporting unit. If step one indicates that the fair value of the reporting unit exceeds its carrying value, then a potential impairment exists, and the second step is then performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values are used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price is made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge is calculated as the amount, if any, by which the carrying value of the goodwill exceeds the implied amount of goodwill that results from this hypothetical purchase price allocation. The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of April 4, 2016 and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets:     Other intangible assets as of April 2, 2017 consisted primarily of the capitalized costs of acquired businesses, other than tangible assets, goodwill and assumed liabilities. The carrying amount and accumulated amortization of the Company’s other intangible assets as of April 2, 2017 and April 3, 2016, the amortization expense for the fiscal years then ended and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Fiscal Year Ended
	April 2,	April 3,	April 2,	April 3,	April 2,	April 3,
	2017	2016	2017	2016	2017	2016
Tradename and trademarks	$1,987	$1,987	$1,066	$933	$133	$132
Non-compete covenants	98	98	67	60	7	7
Patents	1,601	1,601	565	458	107	108
Customer relationships	5,534	5,534	4,394	3,887	507	501
Total other intangible assets	$9,220	$9,220	$6,092	$5,338	$754	$748

Classification within the accompanying consolidated statements of income:
Cost of products sold					$7	$7
Marketing and administrative expenses					747	741
Total amortization expense					$754	$748

The Company estimates that its amortization expense will be $597,000, $376,000, $376,000, $311,000 and $287,000 in fiscal years 2018, 2019, 2020, 2021 and 2022, respectively.

Note 7 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Board, which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of options) and other terms of individual awards. At April 2, 2017, 814,000 shares of the Company’s common stock were available for future issuance under the 2014 Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded $604,000 and $906,000 of stock-based compensation during fiscal years 2017 and 2016, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of April 2, 2017.

Stock Options: The following table represents stock option activity for fiscal years 2017 and 2016:

	Fiscal Year Ended		Fiscal Year Ended
	April 2, 2017		April 3, 2016
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.64	305,000	$6.83	330,000
Granted	9.60	120,000	8.38	110,000
Exercised	7.67	(102,500)	6.27	(135,000)
Outstanding at End of Period	8.35	322,500	7.64	305,000
Exercisable at End of Period	7.33	147,500	6.72	112,500

The total intrinsic value of the stock options exercised during fiscal years 2017 and 2016 was $214,000 and $300,000, respectively. As of April 2, 2017, the intrinsic value of both the outstanding and exercisable stock options was $137,000.

The Company received no cash from the exercise of stock options during either fiscal year 2017 or 2016. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $75,000 and $118,000 to remit the required income tax withholding amounts from “cashless” option exercises during fiscal years 2017 and 2016, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during fiscal years 2017 and 2016, which options vest over a two-year period, assuming continued service.

	2017	2016
Options issued	120,000	110,000
Grant date	June 8, 2016	June 12, 2015
Dividend yield	3.33%	3.82%
Expected volatility	20.00%	20.00%
Risk free interest rate	0.93%	1.12%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$9.60	$8.38
Fair value per option	$0.94	$0.77

For the fiscal years ended April 2, 2017 and April 3, 2016, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended April 2, 2017
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2015	$14	$12	$26
2016	23	19	42
2017	25	17	42

Total stock option compensation	$62	$48	$110

	Fiscal Year Ended April 3, 2016
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2014	$7	$7	$14
2015	54	45	99
2016	17	14	31

Total stock option compensation	$78	$66	$144

A summary of stock options outstanding and exercisable at April 2, 2017 is as follows:

			Weighted-		Weighted-
		Weighted-	Avg. Exercise		Avg. Exercise
	Number	Avg. Remaining	Price of	Number	Price of
Exercise	of Options	Contractual	Options	of Options	Options
Price	Outstanding	Life in Years	Outstanding	Exercisable	Exercisable
$4.81	5,000	4.19	$4.81	5,000	$4.81
$5.42	20,000	5.20	$5.42	20,000	$5.42
$6.14	20,000	6.20	$6.14	20,000	$6.14
$7.90	67,500	7.21	$7.90	67,500	$7.90
$8.38	90,000	8.19	$8.38	35,000	$8.38
$9.60	120,000	9.18	$9.60	-	-
	322,500	7.98	$8.35	147,500	$7.33

As of April 2, 2017, total unrecognized stock-option compensation costs amounted to $80,000, which will be recognized as the underlying stock options vest over a weighted-average period of 6.4 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number	Fair Value
of Shares	per Share	Grant Date
28,000	$10.08	August 10, 2016
28,000	8.20	August 12, 2015
28,000	7.97	August 11, 2014
28,000	6.67	August 14, 2013

These shares vest over a two-year period, assuming continued service. The fair value of non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant.

In each of August 2016 and 2015, 28,000 shares that had been granted to the Company’s non-employee directors vested, having an aggregate value of $281,000 and $226,000, respectively.

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

In connection with the performance bonus plan, the Company granted shares of common stock and recognized or will recognize compensation expense as set forth below.

			Fair
Fiscal		Fiscal	Value
Year	Shares	Year	Per	Compensation expense recognized during fiscal year
Earned	Granted	Granted	Share	2014	2015	2016	2017	2018
2014	188,232	2015	$5.650	$354,000	$354,000	$354,000	$-	$-
2015	58,532	2016	7.180	-	140,000	140,000	140,000	-
2016	41,205	2017	7.865	-	-	108,000	108,000	108,000

The below table sets forth the vesting of shares issued in connection with the grants of shares set forth in the above table. Each of the individuals holding shares that vested surrendered to the Company the number of shares necessary to satisfy the income tax withholding obligations that arose from the vesting of the shares. The below table also sets forth the taxes remitted to the appropriate taxing authorities on behalf of such individuals.

Fiscal		Vesting of shares during fiscal 2016			Vesting of shares during fiscal 2017
Year	Shares	Shares	Aggregate	Taxes	Shares	Aggregate	Taxes
Granted	Granted	Vested	Value	Remitted	Vested	Value	Remitted
2015	188,232	188,532	$1,618,000	$789,000	-	$-	$-
2016	58,532	29,267	275,000	138,000	29,265	240,000	86,000

For the fiscal year ended April 2, 2017, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Fiscal Year Ended April 2, 2017
		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2015	$-	$37	$37
2016	140	115	255
2017	108	94	202

Total stock grant compensation	$248	$246	$494

For the fiscal year ended April 3, 2016, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Fiscal Year Ended April 3, 2016
		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2011	$49	$-	$49
2014	-	31	31
2015	354	112	466
2016	140	76	216

Total stock grant compensation	$543	$219	$762

As of April 2, 2017, total unrecognized compensation expense related to the Company’s non-vested stock grants was $334,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 7.1 months. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unvested grants as of such individual’s separation date.

Note 8 – Income Taxes

The Company’s income tax provisions for fiscal years 2017 and 2016 are summarized below (in thousands):

	Fiscal year ended April 2, 2017
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$2,422	$588	$3,010
State	200	105	305
Foreign	10	-	10
Total income tax expense on current year income	2,632	693	3,325
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	134	-	134
Adjustment to prior year provision	9	4	13
Net excess tax benefit related to stock-based compensation	(248)	-	(248)
Income tax expense (benefit) - discrete items	(105)	4	(101)
Total income tax expense	$2,527	$697	$3,224

	Fiscal year ended April 3, 2016
	Current	Deferred	Total
Federal	$3,540	$133	$3,673
State	271	32	303
Other - net, including foreign	(61)	-	(61)
Income tax expense	3,750	165	3,915

Income tax reported in stockholders' equity related to stock-based compensation	(273)	-	(273)
Total	$3,477	$165	$3,642

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of April 2, 2017 and April 3, 2016 are as follows (in thousands):

	April 2, 2017	April 3, 2016
Deferred tax assets:
Employee wage and benefit accruals	$319	$740
Accounts receivable and inventory reserves	301	319
Deferred rent	67	67
Intangible assets	590	647
State net operating loss carryforwards	829	775
Stock-based compensation	299	478
Total gross deferred tax assets	2,405	3,026
Less valuation allowance	(829)	(775)
Deferred tax assets after valuation allowance	1,576	2,251

Deferred tax liabilities:
Prepaid expenses	(265)	(234)
Property, plant and equipment	(71)	(80)
Total deferred tax liabilities	(336)	(314)
Net deferred income tax assets	$1,240	$1,937

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of April 2, 2017 and April 3, 2016 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

The following table sets forth the reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal years 2017 and 2016 (in thousands):

	2017	2016
Balance at beginning of period	$211	$-
Additions related to current year positions	134	195
Additions related to prior year positions	343	16
Reductions for tax positions of prior years	-	-
Reductions due to the lapse of the statute of limitations	-	-
Payments pursuant to judgements and settlements	-	-
Balance at end of period	$688	$211

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. During fiscal year 2016, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in a tax position that reflects opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording during fiscal year 2017 a reserve for unrecognized tax benefits of $134,000 in the accompanying consolidated financial statements. During fiscal year 2016, the Company recorded a gross reserve for unrecognized tax benefits of $773,000, less an offset of $573,000 to reflect state income tax overpayments net of the federal income tax impact, for a net reserve for unrecognized tax benefits of $200,000.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2017 and 2016, the Company had accrued $65,000 and $11,000, respectively, for interest expense and penalties on the portion of the unrecognized tax benefit that has been refunded to the Company but for which the relevant statute of limitations remained unexpired. No interest expense or penalties is accrued with respect to estimated unrecognized tax benefits that are associated with state income tax overpayments that remain receivable.

The Company's provision for income taxes is based upon effective tax rates of 36.7% and 36.4% in fiscal years 2017 and 2016, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2017 and 2016 (in thousands):

	2017	2016
Tax expense at statutory rate (34%)	$2,991	$3,653
State income taxes, net of Federal income tax benefit	201	200
Tax credits	(10)	(13)
Discrete items	(105)	-
Net tax effect of book expenses not deductible for tax purposes	143	132
Other - net, including foreign	4	(57)
Income tax expense	$3,224	$3,915

Note 9 – Stockholders’ Equity

Dividends: The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Aggregate cash dividends of $0.72 and $0.57 per share, amounting to $7.2 million and $5.7 million, were declared during fiscal years 2017 and 2016, respectively. The dividends declared during fiscal years 2017 and 2016 included special cash dividends of $0.40 and $0.25 per share, respectively. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of stock. In this manner, the Company acquired 99,000 treasury shares during the fiscal year ended April 3, 2016 at a weighted-average market value of $9.58 per share and acquired 337,000 treasury shares during the fiscal year ended April 3, 2016 at a weighted-average market value of $8.41 per share.

Note 10 - Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended April 2, 2017 and April 3, 2016.

	2017	2016
Wal-Mart Stores, Inc.	42%	42%
Toys R Us	19%	23%

Note 11 – Commitments and Contingencies

Total rent expense was $1.5 million during each of the fiscal years ended April 2, 2017 and April 3, 2016. The Company’s commitment for minimum guaranteed rental payments under its lease agreements as of April 2, 2017 is $4.1 million, consisting of $1.3 million in each of fiscal years 2018 and 2019, $1.2 million in fiscal year 2020, and $342,000 in fiscal year 2021.

Total royalty expense was $7.0 million and $9.0 million for fiscal years 2017 and 2016, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of April 2, 2017 is $5.3 million, consisting of $4.4 million, $725,000 and $178,000 due in fiscal years 2018, 2019 and 2020, respectively.

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

Note 12 – Subsequent Events

The Company has evaluated events that have occurred between April 2, 2017 and the date that the accompanying financial statements were issued, and has determined that there are no material subsequent events that require disclosure.