Form 10-Q
period 2017-07-02
CROWN CRAFTS INC
filed 2017-08-10
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

Large accelerated filer	☐	Accelerated filer ☑
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of August 4, 2017 was 10,057,764.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 2, 2017 AND APRIL 2, 2017

	July 2, 2017
	(Unaudited)	April 2, 2017
	(amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,903	$7,892
Accounts receivable (net of allowances of $631 at July 2, 2017 and $775 at April 2, 2017):
Due from factor	10,625	14,921
Other	2,461	693
Inventories	15,558	15,821
Prepaid expenses	1,802	1,783
Total current assets	42,349	41,110

Property, plant and equipment - at cost:
Vehicles	247	247
Leasehold improvements	248	248
Machinery and equipment	2,452	2,396
Furniture and fixtures	789	789
Property, plant and equipment - gross	3,736	3,680
Less accumulated depreciation	3,275	3,239
Property, plant and equipment - net	461	441

Finite-lived intangible assets - at cost:
Customer relationships	5,534	5,534
Other finite-lived intangible assets	3,686	3,686
Finite-lived intangible assets - gross	9,220	9,220
Less accumulated amortization	6,281	6,092
Finite-lived intangible assets - net	2,939	3,128

Goodwill	1,126	1,126
Deferred income taxes	1,200	1,240
Other	140	139
Total Assets	$48,215	$47,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,415	$5,149
Accrued wages and benefits	882	799
Accrued royalties	985	353
Dividends payable	805	803
Income taxes payable	368	224
Other accrued liabilities	203	245
Total current liabilities	8,658	7,573

Non-current liabilities:
Reserve for unrecognized tax benefits	718	688

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at July 2, 2017 and April 2, 2017; Issued 12,465,789 shares at July 2, 2017 and 12,423,539 shares at April 2, 2017	125	124
Additional paid-in capital	52,478	52,220
Treasury stock - at cost - 2,408,025 shares at July 2, 2017 and 2,401,066 shares at April 2, 2017	(12,231)	(12,175)
Accumulated Deficit	(1,533)	(1,246)
Total shareholders' equity	38,839	38,923
Total Liabilities and Shareholders' Equity	$48,215	$47,184

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE-MONTH PERIODS ENDED JULY 2, 2017 AND JULY 3, 2016
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	July 2, 2017	July 3, 2016

Net sales	$13,647	$15,599
Cost of products sold	10,045	11,312
Gross profit	3,602	4,287
Marketing and administrative expenses	2,901	2,839
Income from operations	701	1,448
Other income (expense):
Interest expense	(20)	(19)
Interest income	41	29
Foreign exchange (loss) gain	(2)	31
Other - net	1	1
Income before income tax expense	721	1,490
Income tax expense	203	387
Net income	$518	$1,103

Weighted average shares outstanding:
Basic	10,044	9,979
Effect of dilutive securities	11	46
Diluted	10,055	10,025

Earnings per share:
Basic	$0.05	$0.11

Diluted	$0.05	$0.11

Cash dividends declared per share	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED JULY 2, 2017 AND JULY 3, 2016

	Three-Month Periods Ended
	July 2, 2017	July 3, 2016
	(amounts in thousands)
Operating activities:
Net income	$518	$1,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	36	48
Amortization of intangibles	189	189
Deferred income taxes	40	239
Reserve for unrecognized tax benefits	30	40
Stock-based compensation	142	161
Changes in assets and liabilities:
Accounts receivable	2,528	7,099
Inventories	263	(1,998)
Prepaid expenses	(19)	283
Other assets	(1)	5
Accounts payable	266	986
Accrued liabilities	934	143
Net cash provided by operating activities	4,926	8,298
Investing activities:
Capital expenditures for property, plant and equipment	(56)	(101)
Net cash used in investing activities	(56)	(101)
Financing activities:
Purchase of treasury stock	(56)	(211)
Issuance of common stock	-	191
Dividends paid	(803)	(3,303)
Net cash used in financing activities	(859)	(3,323)
Net increase in cash and cash equivalents	4,011	4,874
Cash and cash equivalents at beginning of period	7,892	7,574
Cash and cash equivalents at end of period	$11,903	$12,448

Supplemental cash flow information:
Income taxes paid	$3	$825
Interest paid	-	2

Noncash financing activities:
Dividends declared but unpaid	(805)	(799)
Compensation paid as common stock	116	108

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JULY 2, 2017 AND JULY 3, 2016

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of July 2, 2017 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended July 2, 2017 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 1, 2018. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 2, 2017.

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2018” or “2018” represent the 52-week period ending April 1, 2018 and references herein to “fiscal year 2017” or “2017” represent the 52-week period ended April 2, 2017.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $219,000 and $255,000 for the three months ended July 2, 2017 and July 3, 2016, respectively.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three-month periods ended July 2, 2017 and July 3, 2016 are as follows (in thousands):

	Three-Month Periods Ended
	July 2, 2017	July 3, 2016
Bedding, blankets and accessories	$8,424	$10,312
Bibs, bath and disposable products	5,223	5,287
Total net sales	$13,647	$15,599

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

The Company’s accounts receivable as of July 2, 2017 was $13.1 million, net of allowances of $631,000. Of this amount, $10.6 million was due from CIT under the factoring agreements, and an additional $11.7 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $22.3 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.3 million and $1.7 million for the three-month periods ended July 2, 2017 and July 3, 2016, respectively.

Depreciation and Amortization: The accompanying condensed consolidated balance sheets reflect property, plant and equipment, and certain intangible assets at cost less accumulated depreciation or amortization. The Company capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three to eight years for property, plant and equipment, and five to twenty years for amortizable intangible assets. The Company amortizes improvements to its leased facilities over the term of the lease or the estimated useful life of the asset, whichever is shorter.

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

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate value of the Company's inventory balances. Such amounts are presented as a current asset in the accompanying condensed consolidated balance sheets and are a direct determinant of cost of products sold in the accompanying consolidated statements of income and, therefore, have a significant impact on the amount of net income in the accounting periods reported. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs incurred to design, develop, source and store the products until they are sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or net realizable value, with cost determined under the assumption that inventory quantities are sold in the order in which they are acquired (the first-in, first-out ("FIFO") method).

The indirect costs allocated to inventory are done so as a percentage of projected annual supplier purchases and can impact the Company’s results of operations as purchase volumes fluctuate from quarter to quarter and year to year. The difference between indirect costs incurred and the indirect costs allocated to inventory creates a burden variance, which is generally favorable when actual inventory purchases exceed planned inventory purchases, and is generally unfavorable when actual inventory purchases are lower than planned inventory purchases. The determination of the indirect charges and their allocation to the Company's finished products inventories is complex and requires significant management judgment and estimates. If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company's inventories, the amount and timing of the Company's cost of products sold and the resulting net income for any accounting period.

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

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal or state examination or other adjustment as of July 2, 2017 were the fiscal years ended April 2, 2017, April 3, 2016, March 29, 2015, March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011.

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

Recently-Issued Accounting Standards: In 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing GAAP guidance on revenue recognition, and which will require the use of more estimates and judgments, as well as additional disclosures. When issued, the ASU was to become effective in the fiscal year beginning after December 15, 2016, but on August 12, 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provides for a one-year deferral of the effective date to apply the guidance of ASU No. 2014-09. Early adoption was originally not permitted in ASU No. 2014-09, but ASU No. 2015-14 now permits early adoption in the first interim period of the fiscal year beginning after December 15, 2016. The Company is currently evaluating its existing revenue contract arrangements and expects its review to be complete before the end of fiscal year 2018. At this time, the Company has not yet determined whether it will adopt the provisions of ASU No. 2014-09 on a retrospective basis or through a cumulative adjustment to equity.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which clarified that after an entity determines the cost of its inventory, the subsequent measurement and presentation of such inventory should be at the lower of cost or net realizable value. The ASU became effective for the first interim period of the fiscal year beginning after December 15, 2016, and was applied prospectively. The Company adopted ASU No. 2015-11 on April 3, 2017, and has determined that the adoption of the ASU did not have a material effect on its financial position, results of operations and related disclosures.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will increase transparency and comparability by requiring an entity to recognize lease assets and lease liabilities on its balance sheet and by requiring the disclosure of key information about leasing arrangements. Under the provisions of ASU No. 2016-02, the Company will be required to capitalize most of its current operating lease obligations as right-of-use assets with corresponding liabilities based upon the present value of the future cash outflows associated with such operating lease obligations. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2018. The ASU is to be applied using a modified retrospective approach, and early adoption is permitted. The Company has not yet decided if it will early-adopt the ASU and is currently evaluating the effect that the adoption of the ASU will have on its financial position, results of operations and related disclosures.

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

The Company has determined that all other ASUs which had become effective as of July 2, 2017, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. The Company considers its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”) and Hamco, Inc. (“Hamco”), to each be a reporting unit of the Company for the purpose of presenting and testing for the impairment of goodwill. The goodwill of the reporting units of the Company as of July 2, 2017 and July 3, 2016 amounted to $24.0 million, and is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $1.1 million.

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

The annual impairment test of the fair value of the goodwill of the reporting units of the Company was performed as of April 3, 2017, and the Company concluded that the fair value of the goodwill of the Company’s reporting units substantially exceeded their carrying values as of that date.

Other Intangible Assets: Other intangible assets at July 2, 2017 and July 3, 2016 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of July 2, 2017 and July 3, 2016, the amortization expense for the three-month periods ended July 2, 2017 and July 3, 2016 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended
	July 2,	April 2,	July 2,	April 2,	July 2,	July 3,
	2017	2017	2017	2017	2017	2016
Tradename and trademarks	$1,987	$1,987	$1,100	$1,066	$34	$34
Non-compete covenants	98	98	69	67	2	2
Patents	1,601	1,601	592	565	27	27
Customer relationships	5,534	5,534	4,520	4,394	126	126
Total other intangible assets	$9,220	$9,220	$6,281	$6,092	$189	$189

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold	$2	$2
Marketing and administrative expenses	187	187
Total amortization expense	$189	$189

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	July 2, 2017	April 2, 2017
Raw Materials	$42	$42
Finished Goods	15,516	15,779
Total inventory	$15,558	$15,821

Note 4 – Financing Arrangements

Master Stand-by Claims Purchase Agreement: On May 16, 2017, the Company entered into an agreement with JPMorgan Chase Bank, N.A. (“Chase”) wherein the Company has the right to sell, and Chase has the obligation to purchase, certain claims that could arise if accounts receivable amounts owed to the Company by a certain customer become uncollectible. The agreement expires on September 20, 2018 and carries a fee of 1.65% per month of the aggregate limit of $1.8 million of accounts receivable due from the customer covered by the agreement. On July 2, 2017, $1.7 million of accounts receivable was owed to the Company from this customer. During the three-month period ended July 2, 2017, the Company recorded $64,000 in fees under the agreement, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments after the date of such termination or limitation or discontinues shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, were $65,000 and $94,000 for the three-month periods ended July 2, 2017 and July 3, 2016, respectively. There were no advances from the factor at July 2, 2017 and July 3, 2016.

Credit Facility:     The Company’s credit facility at July 2, 2017 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement is scheduled to mature on July 11, 2019 and is secured by a first lien on all assets of the Company. As of July 2, 2017, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.00%, which was 2.25% as of July 2, 2017, on daily cash balances held at CIT.

At July 2, 2017 and July 3, 2016, there was no balance owed on the revolving line of credit and there was no letter of credit outstanding. As of July 2, 2017 and April 2, 2017, $17.3 million and $21.4 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of July 2, 2017.

Note 5 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. Grants under the 2014 Plan are settled primarily through the issuance of new shares of the Company’s common stock, 677,000 shares of which were available for future issuance under the 2014 Plan as of July 2, 2017.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $142,000 and $161,000 during the three-month periods ended July 2, 2017 and July 3, 2016, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same classifications as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of July 2, 2017.

Stock Options: The following table represents stock option activity for the three-month periods ended July 2, 2017 and July 3, 2016:

	Three-Month Period Ended		Three-Month Period Ended
	July 2, 2017		July 3, 2016
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$8.35	322,500	$7.64	305,000
Granted	7.75	110,000	9.60	120,000
Exercised	-	-	7.64	(25,000)
Forfeited	9.19	(15,000)	-	-
Outstanding at End of Period	8.17	417,500	8.22	400,000
Exercisable at End of Period	8.03	252,500	7.45	225,000

As of July 2, 2017, the intrinsic value of both the outstanding and exercisable stock options was $58,000. There were no options exercised during the three-month period ended July 2, 2017. The intrinsic value of the stock options exercised during the three-month period ended July 3, 2016 was $45,000. The Company received no cash from the exercise of stock options during the three-month period ended July 3, 2016. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $20,000 to remit the required income tax withholding amounts from “cashless” option exercises during the three-month period ended July 3, 2016.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options which were awarded to certain employees during the three-month periods ended July 2, 2017 and July 3, 2016, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	July 2, 2017	July 3, 2016
Options issued	110,000	120,000
Grant date	June 8, 2017	June 8, 2016
Dividend yield	4.13%	3.33%
Expected volatility	25.00%	20.00%
Risk free interest rate	1.47%	0.93%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$7.75	$9.60
Fair value per option	$0.85	$0.94

For the three-month periods ended July 2, 2017 and July 3, 2016, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended July 2, 2017			Three-Month Period Ended July 3, 2016
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2015	$-	$-	$-	$14	$12	$26
2016	6	1	7	7	6	13
2017	10	2	12	2	1	3
2018	2	1	3	-	-	-

Total stock option compensation	$18	$4	$22	$23	$19	$42

As of July 2, 2017, total unrecognized stock option compensation expense amounted to $139,000, which will be recognized as the underlying stock options vest over a weighted-average period of 13.3 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Grant Date
28,000	$10.08	August 10, 2016
28,000	$8.20	August 12, 2015
28,000	$7.97	August 11, 2014

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

In connection with the performance bonus plan, the Company granted shares of common stock and recognized or will recognize compensation expense as set forth below:

			Fair
Fiscal		Fiscal	Value
Year	Shares	Year	Per	Compensation expense recognized during fiscal year
Earned	Granted	Granted	Share	2015	2016	2017	2018	2019
2015	58,532	2016	$7.180	$140,000	$140,000	$140,000	$-	$-
2016	41,205	2017	7.865	-	108,000	108,000	108,000	-
2017	42,250	2018	8.271	-	-	116,000	116,000	116,000

The table below sets forth the vesting of shares issued in connection with the grants of shares set forth in the above table. Each of the individuals holding shares that vested surrendered to the Company the number of shares necessary to satisfy the income tax withholding obligations that arose from the vesting of the shares. The table below also sets forth the taxes remitted to the appropriate taxing authorities on behalf of such individuals.

Vesting of shares during the three-month periods ended
Fiscal		July 2, 2017			July 3, 2016
Year	Shares	Shares	Aggregate	Taxes	Shares	Aggregate	Taxes
Granted	Granted	Vested	Value	Remitted	Vested	Value	Remitted
2017	41,205	20,604	$167,000	$56,000	-	$-	$-

For the three-month periods ended July 2, 2017 and July 3, 2016, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended July 2, 2017			Three-Month Period Ended July 3, 2016
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2015	$-	$-	$-	$-	$28	$28
2016	-	29	29	35	29	64
2017	27	35	62	27	-	27
2018	29	-	29	-	-	-

Total stock grant compensation	$56	$64	$120	$62	$57	$119

As of July 2, 2017, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $447,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 9.9 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 6 – Subsequent Events

On August 4, 2017, Carousel Acquisition, LLC, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Carousel Designs, LLC, a privately held manufacturer and online retailer of premium infant and toddler bedding and nursery décor based in Douglasville, Georgia. Carousel Acquisition paid a preliminary purchase price of $8.8 million and assumed certain specified liabilities. The final purchase price is subject to adjustment pending the calculation of certain working capital amounts of Carousel Designs as of the closing date.

The Company has evaluated events which have occurred between July 2, 2017 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

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

DESCRIPTION OF BUSINESS

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

RESULTS OF OPERATIONS

The following table contains results of operations for the three-month periods ended July 2, 2017 and July 3, 2016 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	July 2, 2017	July 3, 2016	$	%
Net sales by category
Bedding, blankets and accessories	$8,424	$10,312	$(1,888)	-18.3%
Bibs, bath and disposable products	5,223	5,287	(64)	-1.2%
Total net sales	13,647	15,599	(1,952)	-12.5%
Cost of products sold	10,045	11,312	(1,267)	-11.2%
Gross profit	3,602	4,287	(685)	-16.0%
% of net sales	26.4%	27.5%
Marketing and administrative expenses	2,901	2,839	62	2.2%
% of net sales	21.3%	18.2%
Interest expense	20	19	1	5.3%
Other income	40	61	(21)	-34.4%
Income tax expense	203	387	(184)	-47.5%
Net income	518	1,103	(585)	-53.0%
% of net sales	3.8%	7.1%

Net Sales: Sales decreased by $2.0 million, or 12.5%, for the three-month period ended July 2, 2017 compared with the same period in the prior year. A portion of the decrease in sales is due to lower replenishment related to the delay by a major retailer in the rollout of a new modular set to the second quarter of the current year. The Company also experienced reduced product shipments in the current year to a customer that experienced credit problems. Also affecting sales is the continuing overall sluggish retail environment coupled with a change in the infant bedding marketplace. Specifically, on the advice of pediatricians, parents are moving more to the concept of a “naked crib”, whereby only a fitted sheet is used in a crib. Bumper pads, blankets, comforters and other loose bedding and soft objects, such as stuffed toys, wedges and positioners, are recommended to be kept out of the crib. This has resulted in parents purchasing fewer bedding sets in favor of separates and leading to a lower average price point for the Company’s infant bedding products.

Gross Profit: Gross profit decreased by $685,000 and decreased from 27.5% of net sales for the three-month period ended July 3, 2016 to 26.4% of net sales for the three months ended July 2, 2017. The decrease in the gross margin amount is primarily due to the decrease in sales. Also, the Company’s allocation of indirect costs associated with inventories negatively impacted gross profit by $398,000 in the current year quarter as compared with $99,000 in the prior year quarter.

Marketing and Administrative Expenses: Marketing and administrative expenses increased in amount by $62,000, and increased from 18.2% of net sales for the three-month period ended July 3, 2016 to 21.3% of net sales for the three-month period ended July 2, 2017. The increase in amount results from audit fees of $90,000 in the current year that did not occur in the prior year, which was associated with the Company’s transition from a smaller reporting company to an accelerated filer. Also, the Company recorded in the current year fees amounting to $64,000 that did not occur in the prior year and that were associated with the Master Stand-by Claims Purchase Agreement between the Company and Chase. Finally, the Company recorded charges in the current year amounting to $52,000 that did not occur in the prior year and that were associated with the Company’s acquisition of substantially all of the assets of Carousel Designs, LLC. These increases were offset by decreases from the prior year to the current year of $36,000 in advertising expenses and $29,000 in factoring fees.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations for the current year of 35.0%.  During the three-month period ended July 2, 2017, the Company recorded a discrete income tax benefit of $60,000 to reflect the effect of excess tax benefits arising from the vesting of non-vested stock during the period.  The recognition of this benefit was the primary factor in the lowering of the overall provision for income taxes to 28.2% for the current year period. Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2018, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income and the amount of certain tax credits.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $8.3 million for the three-month period ended July 3, 2016 to $4.9 million for the three-month period ended July 2, 2017. In the current year period, the Company experienced a decrease in its accounts receivable balances that was $4.6 million lower than the decrease in the prior year. Offsetting this decrease was a decrease in inventories in the current year that was $2.3 million higher than the prior year.

Net cash used in investing activities decreased to $56,000 in the current year from $101,000 in the prior year, due primarily to lower amounts of cash used in the current year for purchases of property, plant and equipment.

Net cash used in financing activities decreased by $2.5 million to $859,000 in the current year. The decrease was primarily due to the payment in the prior year of a special dividend of $0.25 per share which was not repeated in the current year.

From July 3, 2016 to July 2, 2017, the Company decreased its cash balances from $12.4 million to $11.9 million. During that period, the Company reported net income of $5.0 million, its accrued wages and benefits decreased by $1.2 million and $7.2 million was paid in dividends. At July 2, 2017, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $17.3 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either July 2, 2017 and July 3, 2016.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. In spite of the Company’s depletion of nearly all of its cash balances to fund the acquisition of substantially all of the assets of Carousel Designs, LLC on August 4, 2017, and based upon the current level of operations, the Company believes that its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of market risk, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended April 2, 2017.

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no floating rate debt outstanding as of August 4, 2017 and there have not been any draws on the Company’s floating rate debt since fiscal year 2015.

COMMODITY RATE RISK

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. The Company’s exposure to commodity price risk primarily relates to changes in the prices in China of cotton, oil and labor, which are the principal inputs used in a substantial number of the Company’s products. Also, although the Company’s purchases of its products from its Chinese suppliers are paid in U.S. dollars, an arbitrary strengthening of the rate of the Chinese currency versus the U.S. dollar could result in an increase in the cost of the prices at which the Company purchases its finished goods. There can be no assurance that the Company could timely respond to such increases by proportionately increasing the prices at which its products are sold to the Company’s customers.

MARKET CONCENTRATION RISK

For the fiscal year ended April 2, 2017, the Company’s top two customers represented 61% of gross sales, and 62% of the Company’s gross sales is of licensed products, which included 43% of sales associated with the Company’s license agreements with affiliated companies of The Walt Disney Company. The Company’s results could be materially impacted by the loss of one or more of these customers or licenses.

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

During the three-month period ended July 2, 2017, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended April 2, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended July 2, 2017.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
April 3, 2017 through May 7, 2017	6,959	$8.10	0	$0
May 8, 2017 through June 4, 2017	0	$0	0	$0
June 5, 2017 through July 2, 2017	0	$0	0	$0
Total	6,959	$8.10	0	$0

(1)

The shares purchased from April 3, 2017 through May 7, 2017 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of non-vested stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of August 4, 2017, by and among Carousel Acquisition, LLC, Carousel Designs, LLC, Pritech, Inc. and the shareholders of Pritech, Inc. (1)

10.1

Joinder Agreement, dated as of August 4, 2017, by and among Crown Crafts, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Carousel Acquisition, LLC and The CIT Group/Commercial Services, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended July 2, 2017, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Unaudited Condensed Consolidated Statements of Income;

(ii)  Unaudited Condensed Consolidated Balance Sheets;

(iii) Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 7, 2017.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: August 10, 2017	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of August 4, 2017, by and among Carousel Acquisition, LLC, Carousel Designs, LLC, Pritech, Inc. and the shareholders of Pritech, Inc. (1)

10.1

Joinder Agreement, dated as of August 4, 2017, by and among Crown Crafts, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc., Carousel Acquisition, LLC and The CIT Group/Commercial Services, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended July 2, 2017, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Unaudited Condensed Consolidated Statements of Income;

(ii)  Unaudited Condensed Consolidated Balance Sheets;

(iii) Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 7, 2017.
(2)	Filed herewith.