Form 10-Q
period 2017-10-01
CROWN CRAFTS INC
filed 2017-11-09
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

Large accelerated filer	☐		Accelerated filer	☑
Non-Accelerated filer	☐	(Do not check if a smaller reporting company)	Emerging Growth Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 25, 2017 was 10,085,764.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2017 AND APRIL 2, 2017

	October 1, 2017
	(Unaudited)	April 2, 2017
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$3,242	$7,892
Accounts receivable (net of allowances of $648 at October 1, 2017 and $775 at April 2, 2017):
Due from factor	10,798	14,921
Other	2,019	693
Inventories	16,771	15,821
Prepaid expenses	1,056	1,783
Total current assets	33,886	41,110

Property, plant and equipment - at cost:
Vehicles	268	247
Leasehold improvements	248	248
Machinery and equipment	3,541	2,396
Furniture and fixtures	789	789
Property, plant and equipment - gross	4,846	3,680
Less accumulated depreciation	3,335	3,239
Property, plant and equipment - net	1,511	441

Finite-lived intangible assets - at cost:
Customer relationships	5,534	5,534
Other finite-lived intangible assets	6,546	3,686
Finite-lived intangible assets - gross	12,080	9,220
Less accumulated amortization	6,521	6,092
Finite-lived intangible assets - net	5,559	3,128

Goodwill	6,505	1,126
Deferred income taxes	1,138	1,240
Other	139	139
Total Assets	$48,738	$47,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,395	$5,149
Accrued wages and benefits	709	799
Accrued royalties	1,553	353
Dividends payable	807	803
Income taxes payable	42	224
Other accrued liabilities	589	245
Total current liabilities	9,095	7,573

Non-current liabilities:
Reserve for unrecognized tax benefits	752	688

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at October 1, 2017 and April 2, 2017; Issued 12,493,789 shares at October 1, 2017 and 12,423,539 shares at April 2, 2017	125	124
Additional paid-in capital	52,612	52,220
Treasury stock - at cost - 2,408,025 shares at October 1, 2017 and 2,401,066 shares at April 2, 2017	(12,231)	(12,175)
Accumulated Deficit	(1,615)	(1,246)
Total shareholders' equity	38,891	38,923
Total Liabilities and Shareholders' Equity	$48,738	$47,184

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX-MONTH PERIODS ENDED OCTOBER 1, 2017 AND OCTOBER 2, 2016

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

Net sales	$16,461	$15,809	$30,108	$31,408
Cost of products sold	11,439	11,500	21,484	22,812
Gross profit	5,022	4,309	8,624	8,596
Marketing and administrative expenses	3,807	2,761	6,708	5,600
Income from operations	1,215	1,548	1,916	2,996
Other income (expense):
Interest expense	(18)	(23)	(38)	(42)
Interest income	28	34	69	63
Foreign exchange (loss) gain	(1)	(2)	(3)	29
Other - net	1	1	2	2
Income before income tax expense	1,225	1,558	1,946	3,048
Income tax expense	500	559	703	946
Net income	$725	$999	$1,243	$2,102

Weighted average shares outstanding:
Basic	10,074	10,011	10,059	9,995
Effect of dilutive securities	4	45	8	41
Diluted	10,078	10,056	10,067	10,036

Earnings per share:
Basic	$0.07	$0.10	$0.12	$0.21

Diluted	$0.07	$0.10	$0.12	$0.21

Cash dividends declared per share	$0.08	$0.08	$0.16	$0.16

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX-MONTH PERIODS ENDED OCTOBER 1, 2017 AND OCTOBER 2, 2016

	Six-Month Periods Ended
	October 1, 2017	October 2, 2016
	(amounts in thousands)
Operating activities:
Net income	$1,243	$2,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	96	94
Amortization of intangibles	429	377
Deferred income taxes	102	679
Reserve for unrecognized tax benefits	64	90
Stock-based compensation	277	307
Changes in assets and liabilities:
Accounts receivable	2,797	4,897
Inventories	17	(747)
Prepaid expenses	732	644
Other assets	-	6
Accounts payable	(73)	(4)
Accrued liabilities	997	(1,536)
Net cash provided by operating activities	6,681	6,909
Investing activities:
Capital expenditures for property, plant and equipment	(98)	(101)
Payment for acquisition, net of liabilities assumed	(8,725)	-
Net cash used in investing activities	(8,823)	(101)
Financing activities:
Purchase of treasury stock	(56)	(656)
Issuance of common stock	-	595
Payments on capital leases	(845)	-
Dividends paid	(1,607)	(4,102)
Net cash used in financing activities	(2,508)	(4,163)
Net (decrease) increase in cash and cash equivalents	(4,650)	2,645
Cash and cash equivalents at beginning of period	7,892	7,574
Cash and cash equivalents at end of period	$3,242	$10,219

Supplemental cash flow information:
Income taxes paid	$1,055	$1,346
Interest paid	2	2

Noncash financing activities:
Property, plant and equipment purchased but unpaid	-	(51)
Dividends declared but unpaid	(807)	(802)
Compensation paid as common stock	116	108

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTH PERIODS ENDED OCTOBER 1, 2017 AND OCTOBER 2, 2016

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of October 1, 2017 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and six-month periods ended October 1, 2017 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 1, 2018. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 2, 2017.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are related to the Company’s online business are recorded as incurred. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $331,000 and $243,000 for the three-month periods ended October 1, 2017 and October 2, 2016, respectively, and amounted to $550,000 and $498,000 for the six-month periods ended October 1, 2017 and October 2, 2016, respectively.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three and six-month periods ended October 1, 2017 and October 2, 2016 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Bedding, blankets and accessories	$10,432	$10,090	$18,856	$20,402
Bibs, bath and disposable products	6,029	5,719	11,252	11,006
Total net sales	$16,461	$15,809	$30,108	$31,408

Revenue Recognition: Sales made directly to consumers are recorded when shipped products have been received by customers. Sales made to retailers are recorded when products are shipped to customers and are reported net of allowances for estimated returns and allowances in the accompanying unaudited condensed consolidated statements of income. Allowances for returns are estimated based on historical rates. Allowances for returns, cooperative advertising allowances, warehouse allowances, placement fees, volume rebates, coupons and discounts are recorded commensurate with sales activity or using the straight-line method, as appropriate, and the cost of such allowances is netted against sales in reporting the results of operations. Shipping and handling costs, net of amounts reimbursed by customers, are not material and are included in net sales.

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

To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable to evaluate the adequacy of the Company’s allowance for doubtful accounts, which is accomplished by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company’s bad debt expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. The Company did not record a charge for bad debt expense during fiscal year 2017 and recorded $25,000 for each of the three and six-month periods ended October 1, 2017.

The Company’s accounts receivable as of October 1, 2017 was $12.8 million, net of allowances of $648,000. Of this amount, $10.8 million was due from CIT under the factoring agreements, and an additional $3.0 million was due from CIT as a negative balance outstanding under the revolving line of credit, which is classified within cash and cash equivalents in the accompanying condensed consolidated balance sheets. The combined amount of $13.8 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Other Accrued Liabilities: An amount of $589,000 was recorded as other accrued liabilities as of October 1, 2017. Of this amount, $325,000 reflected unearned revenue recorded for payments from customers that were received before products were shipped. Other accrued liabilities as of October 1, 2017 also includes a reserve for customer returns of $14,000 and unredeemed store credits and gift certificates totaling $26,000. The Company reduces its liabilities for store credits and gift certificates, and recognizes the associated revenue, at the earlier of their redemption by customers, their expiration or when their likelihood of redemption becomes remote, generally two years from the date of issuance.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.9 million and $1.6 million for the three-month periods ended October 1, 2017 and October 2, 2016, respectively, and amounted to $3.2 million and $3.3 million for the six-month periods ended October 1, 2017 and October 2, 2016, respectively.

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

Valuation of Long-Lived Assets and Identifiable Intangible Assets: In addition to the depreciation and amortization procedures set forth above, the Company reviews for impairment long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. The Company incurs certain legal and associated costs in connection with applications for patents, which are classified within other finite-lived intangible assets in the accompanying condensed consolidated balance sheets. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or an alternative future use for the underlying product is available to the Company. The Company also capitalizes legal and other costs incurred in the protection or defense of the Company’s patents to the extent that it is believed that the future economic benefit of the patent will be maintained or increased and a successful outcome of the litigation is probable. Capitalized patent protection or defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of the future economic benefit of its patents involves considerable management judgment, and a different conclusion could result in a material impairment charge up to the carrying value of these assets.

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate value of the Company's inventory balances. Such amounts are presented as a current asset in the accompanying condensed consolidated balance sheets and are a direct determinant of cost of products sold in the accompanying consolidated statements of income and, therefore, have a significant impact on the amount of net income in the accounting periods reported. The basis of accounting for inventories is cost, which for products that have been contracted to be manufactured includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs incurred to design, develop, source and store the products until they are sold. A portion of the Company’s products are manufactured by a wholly-owned subsidiary of the Company. Because most of these products are made to order and are shipped immediately after production has been completed, the Company’s aggregate inventory cost for this subsidiary is primarily related to raw materials. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or net realizable value, with cost determined under the assumption that inventory quantities are sold in the order in which they are acquired (the first-in, first-out ("FIFO") method).

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

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal or state examination or other adjustment as of October 1, 2017 were the fiscal years ended April 2, 2017, April 3, 2016, March 29, 2015, March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011.

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

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under previous GAAP, the test for the impairment of goodwill was performed by first assessing qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. If such qualitative factors so indicated, then the impairment test was continued in a two-step approach. The first step was the estimation of the fair value of each reporting unit to ensure that its fair value exceeded its carrying value. If step one indicated that a potential impairment existed, then the second step was performed to measure the amount of an impairment charge, if any. In the second step, these estimated fair values were used as the hypothetical purchase price for the reporting units, and an allocation of such hypothetical purchase price was made to the identifiable tangible and intangible assets and assigned liabilities of the reporting units. The impairment charge was calculated as the amount, if any, by which the carrying value of the goodwill exceeded the implied amount of goodwill that resulted from this hypothetical purchase price allocation.

The intent of ASU No. 2017-04 was to simplify this process by eliminating the second step from the goodwill impairment test. Instead, an entity should perform its annual or interim measurement of goodwill for impairment by comparing the estimated fair value of each reporting unit of the entity with its carrying value. If the carrying value of a reporting unit of an entity exceeds its estimated fair value, then an impairment charge is calculated as the difference between the carrying value of the reporting unit and its estimated fair value, not to exceed the goodwill of the reporting unit.

The ASU is to be applied on a prospective basis and was to have become effective for the first interim period of the fiscal year beginning after December 15, 2019, but it could have been early-adopted as of the date of the first interim or annual measurement of goodwill for impairment performed on or after January 1, 2017. The Company elected to early-adopt the ASU effective as of April 3, 2017, which did not have an impact on its financial position or results of operations.

The Company has determined that all other ASUs which had become effective as of October 1, 2017, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Acquisition

On August 4, 2017, Carousel Acquisition, LLC, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Carousel Designs, LLC (“OLDCO”), a privately held manufacturer and online retailer of premium infant and toddler bedding and nursery décor based in Douglasville, Georgia. On August 11, 2017, Carousel Acquisition, LLC changed its name to Carousel Designs, LLC (“Carousel”), OLDCO having relinquished its rights to that name as part of the terms of the acquisition transaction (the “Carousel Acquisition”).

The Company anticipates that certain synergies, including administrative and capital efficiencies, may be achieved as a result of the Company’s control of the combined assets and that the Company will benefit from the direct-to-consumer opportunities that will result from the Carousel Acquisition. Carousel paid an acquisition cost of $8.7 million from cash on hand and assumed certain specified liabilities relating to the business. Carousel also recognized as expense $264,000 of costs associated with the acquisition during the six-month period ended October 1, 2017, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

The Carousel Acquisition has been accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations. The Company is currently determining the allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which has been preliminarily determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired was determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. Certain data necessary to complete the acquisition cost allocation is not yet available, including, but not limited to, the valuation of pre-acquisition contingencies and the final appraisals and valuations of assets acquired and liabilities assumed.

The following table represents the Company’s preliminary allocation of the acquisition cost (in thousands) to the identifiable assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. The excess of the acquisition cost over the estimated fair value of the identifiable net assets acquired is reflected as goodwill.

Tangible assets:
Inventory	$967
Prepaid expenses	5
Fixed assets	1,068
Total tangible assets	2,040
Amortizable intangible assets:
Tradename	1,400
Developed technology	1,100
Non-compete covenants	360
Total amortizable intangible assets	2,860
Goodwill	5,379
Total acquired assets	10,279

Liabilities assumed:
Accounts payable	319
Accrued wages and benefits	59
Unearned revenue	271
Other accrued liabilities	60
Capital leases	845
Total liabilities assumed	1,554
Net acquisition cost	$8,725

The Company expects to complete the acquisition cost allocation during the 12-month period following the acquisition date, during which time the values of the assets acquired and liabilities assumed, including the goodwill, may need to be revised as appropriate.

In connection with the Carousel Acquisition, Carousel paid off capital leases amounting to $845,000 that were associated with certain fixed assets that were acquired.

Based upon the preliminary allocation of the acquisition cost, the Company has recognized $5.4 million of goodwill, the entirety of which has been assigned to the reporting unit of the Company that produces and markets infant and toddler bedding, blankets and accessories, and the entirety of which is expected to be deductible for income tax purposes.

The Carousel Acquisition resulted in net sales of $1.2 million of infant and toddler bedding, blankets and accessories during the period from the acquisition date through October 1, 2017. During the same period, Carousel recorded amortization expense associated with the acquired amortizable intangible assets in the amount of $52,000, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over the estimated useful lives of the assets, which are 15 years for the Tradename, 10 years for the Developed technology, 5 years for the non-compete agreements and 12 years on a weighted-average basis for the grouping taken together.

Note 3 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets bibs, bath and disposable products. The goodwill of the reporting units of the Company as of April 2, 2017 amounted to $24.0 million, which was increased by $5.4 million as a result of the Carousel Acquisition as the excess of the acquisition cost over the fair values of the identifiable tangible and intangible assets acquired. Thus, as of October 1, 2017, the goodwill of the reporting units of the Company amounted to $29.4 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $6.5 million.

As disclosed in Note 1, effective as of April 3, 2017, the Company adopted ASU No. 2017-04, the intent of which was to simplify the measurement of goodwill for impairment. The Company measures for impairment the goodwill within its reporting units annually as of the first day of the Company’s fiscal year. An additional interim measurement for impairment is performed during the year whenever an event or change in circumstances occurs that suggests that the fair value of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value. The annual or interim measurement for impairment is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such qualitative factors so indicate, then the measurement for impairment is continued by calculating an estimate of the fair value of each reporting unit and comparing the estimated fair value to the carrying value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, then an impairment charge is calculated as the difference between the carrying value of the reporting unit and its estimated fair value, not to exceed the goodwill of the reporting unit.

On April 3, 2017, the Company performed the annual measurement for impairment of the goodwill of its reporting units and concluded that the estimated fair value of each of the Company’s reporting units substantially exceeded their carrying values, and thus the goodwill of the Company’s reporting units was not impaired as of that date.

Other Intangible Assets: Other intangible assets as of October 1, 2017 and April 2, 2017 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of October 1, 2017 and April 2, 2017, the amortization expense for the three and six-month periods ended October 1, 2017 and October 2, 2016 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Six-Month Periods Ended
	October 1,	April 2,	October 1,	April 2,	October 1,	October 2,	October 1,	October 2,
	2017	2017	2017	2017	2017	2016	2017	2016
Tradename and trademarks	$3,387	$1,987	$1,154	$1,066	$54	$33	$88	$67
Developed technology	1,100	-	18	-	18	-	18	-
Non-compete covenants	458	98	82	67	13	1	15	3
Patents	1,601	1,601	619	565	27	27	54	54
Customer relationships	5,534	5,534	4,648	4,394	128	127	254	253
Total other intangible assets	$12,080	$9,220	$6,521	$6,092	$240	$188	$429	$377

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$1	$1	$3	$3
Marketing and administrative expenses					239	187	426	374
Total amortization expense					$240	$188	$429	$377

Note 4 – Inventories

Major classes of inventory were as follows (in thousands):

	October 1, 2017	April 2, 2017
Raw Materials	$1,138	$42
Finished Goods	15,633	15,779
Total inventory	$16,771	$15,821

Note 5 – Financing Arrangements

Master Stand-by Claims Purchase Agreements: On May 16, 2017, the Company entered into an agreement (the “First Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) wherein the Company had the right to sell, and Chase had the obligation to purchase, certain claims that could arise if accounts receivable amounts owed by Toys R Us-Delaware, Inc. (“TRU”) to the Company became uncollectible. The First Agreement would have expired on September 20, 2018 and carried a fee of 1.65% per month of the limit of $1.8 million of accounts receivable due from TRU. On September 18, 2017, TRU filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”). Pursuant to the terms of the First Agreement, the Bankruptcy Filing allowed the Company to exercise its right to sell to Chase the claim that arose as a result of the Bankruptcy Filing, which amounted to $866,000 payable to the Company (the “Exercise”). At October 1, 2017, the $866,000 owed to the Company by Chase was classified as other accounts receivable in the accompanying condensed consolidated balance sheets. The Exercise resulted in the acceleration of the recognition of the remaining unpaid fees owed under the First Agreement. During the three and six-month periods ended October 1, 2017, the Company recorded $416,000 and $480,000, respectively, in fees under the First Agreement, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

On September 19, 2017, the Company entered into an agreement (the “Second Agreement”) with Chase wherein the Company has the right to sell, and Chase has the obligation to purchase, certain accounts receivable claims that could arise if TRU converts its Chapter 11 case to Chapter 7 of the U.S. Bankruptcy Code or takes other specified actions. The Second Agreement expires on March 31, 2018 and carries a fee of 1.50% per month of the limit of $1.8 million of accounts receivable due from TRU. On October 1, 2017, $249,000 in accounts receivable covered by the Second Agreement was owed to the Company from TRU. During the three-month period ended October 1, 2017, the Company recorded $11,000 in fees under the Second Agreement, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments after the date of such termination or limitation or discontinues shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $50,000 and $112,000 for the three-month periods ended October 1, 2017 and October 2, 2016, respectively, and amounted to $115,000 and $206,000 for the six-month periods ended October 1, 2017 and October 2, 2016, respectively.

Credit Facility: The Company’s credit facility at October 1, 2017 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement is scheduled to mature on July 11, 2019 and is secured by a first lien on all assets of the Company. As of October 1, 2017, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.00%, which was 2.25% as of October 1, 2017, on daily cash balances held at CIT.

At October 1, 2017 and April 2, 2016, there was no balance owed on the revolving line of credit and there was no letter of credit outstanding. As of October 1, 2017 and April 2, 2017, $18.5 million and $21.4 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of October 1, 2017.

Note 6 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. Grants under the 2014 Plan are settled primarily through the issuance of new shares of the Company’s common stock, 667,000 shares of which were available for future issuance under the 2014 Plan as of October 1, 2017.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $135,000 and $146,000 for the three-month periods ended October 1, 2017 and October 2, 2016, respectively, and recorded $277,000 and $307,000 for the six-month periods ended October 1, 2017 and October 2, 2016, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same classifications in the accompanying unaudited condensed consolidated statements of income as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of October 1, 2017.

Stock Options: The following table represents stock option activity for the six-month periods ended October 1, 2017 and October 2, 2016:

	Six-Month Period Ended		Six-Month Period Ended
	October 1, 2017		October 2, 2016
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$8.35	322,500	$7.64	305,000
Granted	7.41	130,000	9.60	120,000
Exercised	-	-	7.68	(77,500)
Forfeited	9.01	(52,500)	-	-
Outstanding at End of Period	8.01	400,000	8.30	347,500
Exercisable at End of Period	7.99	230,000	7.38	172,500

As of October 1, 2017, the intrinsic value of the outstanding and exercisable stock options was $56,000 and $37,000, respectively. There were no options exercised during the six-month period ended October 1, 2017. The intrinsic value of the stock options exercised during the three and six-month periods ended October 2, 2016 was $124,000 and $169,000, respectively. The Company did not receive any cash from the exercise of stock options during the three and six-month periods ended October 2, 2016. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” stock option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” stock option exercises of $41,000 and $61,000 during the three and six-month periods ended October 2, 2016, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during fiscal years 2018 and 2017, which options vest over a two-year period, assuming continued service.

	Stock Options Issued to Employees During Fiscal Years
	2018		2017
Number of options issued	20,000	110,000	120,000
Grant date	August 4, 2017	June 8, 2017	June 8, 2016
Dividend yield	5.77%	4.13%	3.33%
Expected volatility	25.00%	25.00%	20.00%
Risk free interest rate	1.51%	1.47%	0.93%
Contractual term (years)	10.00	10.00	10.00
Expected term (years)	3.00	3.00	3.00
Forfeiture rate	5.00%	5.00%	5.00%
Exercise price (grant-date closing price) per option	$5.55	$7.75	$9.60
Fair value per option	$0.50	$0.85	$0.94

For the three and six-month periods ended October 1, 2017 and October 2, 2016, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended October 1, 2017			Three-Month Period Ended October 2, 2016
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2016	$-	$-	$-	$5	$4	$9
2017	6	5	11	8	6	14
2018	4	6	10	-	-	-

Total stock option compensation	$10	$11	$21	$13	$10	$23

	Six-Month Period Ended October 1, 2017			Six-Month Period Ended October 2, 2016
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2015	$-	$-	$-	$14	$12	$26
2016	6	1	7	12	10	22
2017	16	7	23	10	7	17
2018	6	7	13	-	-	-

Total stock option compensation	$28	$15	$43	$36	$29	$65

As of October 1, 2017, total unrecognized stock option compensation expense amounted to $115,000, which will be recognized as the underlying stock options vest over a weighted-average period of 11.5 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Grant Date
28,000	$5.50	August 9, 2017
28,000	10.08	August 10, 2016
28,000	8.20	August 12, 2015
28,000	7.97	August 11, 2014

These shares vest over a two-year period, assuming continued service. The fair value of the non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant. In each of August 2017 and 2016, 28,000 shares that had been granted to the Company’s non-employee directors vested, having an aggregate value of $157,000 and $281,000, respectively.

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

For the three and six-month periods ended October 1, 2017 and October 2, 2016, the Company recognized compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended October 1, 2017			Three-Month Period Ended October 2, 2016
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2015	$-	$-	$-	$-	$9	$9
2016	-	9	9	35	28	63
2017	27	36	63	27	24	51
2018	29	13	42	-	-	-

Total stock grant compensation	$56	$58	$114	$62	$61	$123

	Six-Month Period Ended October 1, 2017			Six-Month Period Ended October 2, 2016
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2015	$-	$-	$-	$-	$37	$37
2016	-	38	38	70	57	127
2017	54	71	125	54	24	78
2018	58	13	71	-	-	-

Total stock grant compensation	$112	$122	$234	$124	$118	$242

As of October 1, 2017, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $487,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 11.7 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 7 – Related Party Transaction

On August 4, 2017, Carousel entered into a lease of the Carousel facilities in Douglasville, Georgia with JST Capital, LLC ("JST"), a wholly-owned subsidiary of Pritech, Inc., which is owned by the Chief Executive Officer and President of Carousel.  Carousel made lease payments of $15,000 to JST for each of the three and six-month periods ended October 1, 2017, $13,000 of which is included in cost of products sold and $2,000 of which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Note 8 – Subsequent Events

The Company has evaluated events which have occurred between October 1, 2017 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the Company’s ability to successfully integrate newly acquired businesses, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company’s results of operations and financial condition. The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in the Company’s expectations, whether as a result of new information, future events or otherwise.

DESCRIPTION OF BUSINESS

The Company operates indirectly through its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc., Hamco, Inc. and Carousel, in the infant, toddler and juvenile products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products and accessories. Sales of the Company’s products are made directly to retailers, such as mass merchants, large chain stores, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers, as well as directly to consumers through www.babybedding.com.

The Company’s products are marketed to retailers through a national sales force consisting of salaried sales executives and employees located in Compton, California, Gonzales, Louisiana and Bentonville, Arkansas and by independent commissioned sales representatives located throughout the United States. Products are also marketed directly to consumers from a Company facility in Douglasville, Georgia. Sales outside the United States are made primarily through distributors.

Foreign and domestic contract manufacturers produce most of the Company’s products, with the largest concentration being in China. The Company makes sourcing decisions based on quality, timeliness of delivery and price, including the impact of ocean freight and duties. Although the Company maintains relationships with a limited number of suppliers, the Company believes that its products may be readily manufactured by several alternative sources in quantities sufficient to meet the Company's requirements. The Company also produces some of its products domestically at a Company facility in Douglasville, Georgia.

The infant, toddler and juvenile consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers (both branded and private label), including large infant and juvenile product companies and specialty infant and juvenile product manufacturers, based on quality, design, price, brand name recognition, service and packaging. The Company’s ability to compete depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names.

A summary of certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources is set forth below, which should be read in conjunction with the accompanying consolidated financial statements and related notes included in the preceding sections of this report.

RESULTS OF OPERATIONS

The following table contains the results of operations for the three and six-month periods ended October 1, 2017 and October 2, 2016 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	October 1, 2017	October 2, 2016	$	%	October 1, 2017	October 2, 2016	$	%
Net sales by category:
Bedding, blankets and accessories	$10,432	$10,090	$342	3.4%	$18,856	$20,402	$(1,546)	-7.6%
Bibs, bath and disposable products	6,029	5,719	310	5.4%	11,252	11,006	246	2.2%
Total net sales	16,461	15,809	652	4.1%	30,108	31,408	(1,300)	-4.1%
Cost of products sold	11,439	11,500	(61)	-0.5%	21,484	22,812	(1,328)	-5.8%
Gross profit	5,022	4,309	713	16.5%	8,624	8,596	28	0.3%
% of net sales	30.5%	27.3%			28.6%	27.4%
Marketing and administrative expenses	3,807	2,761	1,046	37.9%	6,708	5,600	1,108	19.8%
% of net sales	23.1%	17.5%			22.3%	17.8%
Interest expense	18	23	(5)	-21.7%	38	42	(4)	-9.5%
Other income	28	33	(5)	-15.2%	68	94	(26)	-27.7%
Income tax expense	500	559	(59)	-10.6%	703	946	(243)	-25.7%
Net income	725	999	(274)	-27.4%	1,243	2,102	(859)	-40.9%
% of net sales	4.4%	6.3%			4.1%	6.7%

Net Sales: Sales increased by $652,000, or 4.1%, for the three-month period ended October 1, 2017, and decreased by $1.3 million, or 4.1%, for the six-month period ended October 1, 2017, compared with the same periods in the prior year. The increase is mainly due to the Carousel Acquisition, which contributed $1.2 million of sales during the three-month period ended October 1, 2017. A portion of the decrease resulted from reduced product shipments in the current year to a customer that experienced credit problems. Also affecting sales is the continuing overall sluggish retail environment coupled with a change in the infant bedding marketplace in which parents are purchasing fewer bedding sets in favor of separates, leading to a lower average price point for the Company’s infant bedding products.

Gross Profit: Gross profit increased by $713,000 and increased from 27.3% of net sales for the three-month period ended October 2, 2016 to 30.5% of net sales for the three-month period ended October 1, 2017. Gross profit increased by $28,000 and increased from 27.4% of net sales for the six-month period ended October 2, 2016 to 28.6% of net sales for the same period of the current year. The increase for the three-month period is mainly the result of gross margin attributed to the Carousel Acquisition.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $1.0 and $1.1 million for the three and six-month periods ended October 1, 2017, respectively, compared with the same periods in the prior year. The increase in amount for the three-month period is the result of credit coverage fees amounting to $427,000 that did not occur in the prior year and that were associated with the bankruptcy of a major customer. Also, the Company incurred $212,000 in costs during the current year three-month period that were associated with the Carousel Acquisition. The six-month period of the current year included an increase over the prior year of $90,000 in audit fees associated with the Company’s transition from a smaller reporting company to an accelerated filer. Additionally, the Carousel Acquisition resulted in $52,000 in amortization expense for each of the three and six-month periods ended October 1, 2017.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations for the current year of 36.0%.  During the three and six months ended October 1, 2017, the Company recorded a discrete income tax charge of $37,000 and a discrete income tax benefit of $60,000, respectively, to reflect the effect of the tax shortfall and the excess tax benefits arising from the vesting of non-vested stock during the periods.  The recognition of the tax shortfall charge was the primary factor in the increase in the overall provision for income taxes to 40.8% for the current year three-month period. Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2018, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income and the amount of certain tax credits.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased slightly from $6.9 million for the six months ended October 2, 2016 to $6.7 million for the six months ended October 1, 2017. In the current year period, the Company experienced an increase in its accrued liabilities balances that was $2.5 million higher than the decrease in the prior year. The prior year decrease in accrued liabilities was primarily due to a $1.3 million decrease in accrued wages and benefits that was largely not repeated in the current year because the Company paid much smaller amounts of accrued incentive compensation in the current year as compared with the prior year. The current year increase in accrued liabilities was primarily due to a $1.2 million increase in accrued royalties. Offsetting this increase was a decrease in accounts receivable in the current year that was $2.1 million lower than the prior year, net income that was $859,000 lower in the current year and the deferred portion of the Company’s income tax provision that was $577,000 lower in the current year as compared with the prior year.

Net cash used in investing activities increased to $8.8 million in the current year from $101,000 in the prior year, due primarily to the payment of the purchase price in the Carousel Acquisition.

Net cash used in financing activities decreased by $1.7 million to $2.5 million in the current year. The decrease was primarily due to the payment in the prior year of a special dividend of $0.25 per share, which was not repeated in the current year, offset by the $845,000 payoff of capital leases associated with certain assets acquired in the Carousel Acquisition.

From October 2, 2016 to October 1, 2017, the Company decreased its cash balances from $10.2 million to $3.2 million. During that period, the Company made a payment of $8.7 million in the Carousel Acquisition and paid $7.2 million in dividends. Offsetting these decreases in cash was net income of $4.7 million and a $3.1 million decrease in accounts receivable. At October 1, 2017, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $18.5 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either October 1, 2017 or October 2, 2016.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. In spite of the Company’s depletion of nearly all of its cash balances to fund the Carousel Acquisition on August 4, 2017, and based upon the current level of operations, the Company believes that its cash flow from operations and its availability from the revolving line of credit will be adequate to meet its liquidity needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of market risk, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended April 2, 2017.

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no floating rate debt outstanding as of October 25, 2017 and there have not been any draws on the Company’s floating rate debt since fiscal year 2015.

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

In the Company’s evaluation of whether there was any change in the Company’s internal control over financial reporting (“ICFR”) during the three-month period ended October 1, 2017, the Company has excluded an evaluation of the ICFR related to the operations of Carousel, which consummated the Carousel Acquisition on August 4, 2017. The net sales of Carousel were $1.2 million, which was 3.9% of the Company’s total net sales, for the six-month period ended October 1, 2017. As of October 1, 2017, the total assets of Carousel amounted to $10.4 million (including $5.4 million in goodwill), which was 21.3% of the Company’s total assets. During the three-month period ended October 1, 2017, notwithstanding the exclusion of an evaluation of the ICFR related to the operations of Carousel, there was not any change in the Company’s ICFR identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended October 1, 2017, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: November 9, 2017	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)