Form 10-Q
period 2017-12-31
CROWN CRAFTS INC
filed 2018-02-08
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 25, 2018 was 10,085,764.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND APRIL 2, 2017

	December 31, 2017
	(Unaudited)	April 2, 2017
	(amounts in thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$117	$7,892
Accounts receivable (net of allowances of $657 at December 31, 2017 and $775 at April 2, 2017):
Due from factor	9,857	14,921
Other	2,907	693
Inventories	22,844	15,821
Prepaid expenses	2,105	1,783
Total current assets	37,830	41,110

Property, plant and equipment - at cost:
Vehicles	268	247
Leasehold improvements	262	248
Machinery and equipment	3,956	2,396
Furniture and fixtures	807	789
Property, plant and equipment - gross	5,293	3,680
Less accumulated depreciation	3,422	3,239
Property, plant and equipment - net	1,871	441

Finite-lived intangible assets - at cost:
Customer relationships	7,374	5,534
Other finite-lived intangible assets	7,086	3,686
Finite-lived intangible assets - gross	14,460	9,220
Less accumulated amortization	6,710	6,092
Finite-lived intangible assets - net	7,750	3,128

Goodwill	6,863	1,126
Deferred income taxes	655	1,240
Other	130	139
Total Assets	$55,099	$47,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,902	$5,149
Accrued wages and benefits	955	799
Accrued royalties	1,803	353
Dividends payable	807	803
Income taxes payable	161	224
Other accrued liabilities	459	245
Total current liabilities	13,087	7,573

Non-current liabilities:
Long-term debt	2,311	-
Reserve for unrecognized tax benefits	956	688
Total non-current liabilities	3,267	688

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at December 31, 2017 and April 2, 2017; Issued 12,493,789 shares at December 31, 2017 and 12,423,539 shares at April 2, 2017	125	124
Additional paid-in capital	52,741	52,220
Treasury stock - at cost - 2,408,025 shares at December 31, 2017 and 2,401,066 shares at April 2, 2017	(12,231)	(12,175)
Accumulated Deficit	(1,890)	(1,246)
Total shareholders' equity	38,745	38,923
Total Liabilities and Shareholders' Equity	$55,099	$47,184

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2017 AND JANUARY 1, 2017
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017

Net sales	$17,476	$17,262	$47,584	$48,670
Cost of products sold	12,207	11,623	33,691	34,435
Gross profit	5,269	5,639	13,893	14,235
Marketing and administrative expenses	3,656	2,576	10,364	8,176
Income from operations	1,613	3,063	3,529	6,059
Other income (expense):
Interest expense	(47)	(13)	(85)	(55)
Interest income	11	40	80	103
Foreign exchange (loss) gain	-	(3)	(3)	26
Other - net	1	1	3	3
Income before income tax expense	1,578	3,088	3,524	6,136
Income tax expense	1,047	1,227	1,750	2,173
Net income	$531	$1,861	$1,774	$3,963

Weighted average shares outstanding:
Basic	10,086	10,031	10,068	10,007
Effect of dilutive securities	4	27	7	33
Diluted	10,090	10,058	10,075	10,040

Earnings per share:
Basic	$0.05	$0.19	$0.18	$0.40

Diluted	$0.05	$0.19	$0.18	$0.39

Cash dividends declared per share	$0.08	$0.48	$0.24	$0.64

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED DECEMBER 31, 2017 AND JANUARY 1, 2017

	Nine-Month Periods Ended
	December 31, 2017	January 1, 2017
	(amounts in thousands)
Operating activities:
Net income	$1,774	$3,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	183	138
Amortization of intangibles	618	566
Deferred income taxes	585	669
Reserve for unrecognized tax benefits	268	168
Stock-based compensation	406	456
Changes in assets and liabilities:
Accounts receivable	2,850	6,343
Inventories	(2,759)	(1,590)
Prepaid expenses	(198)	(1,519)
Other assets	9	(17)
Accounts payable	3,435	2,967
Accrued liabilities	1,463	(192)
Net cash provided by operating activities	8,634	11,952
Investing activities:
Capital expenditures for property, plant and equipment	(160)	(152)
Payment for acquisitions, net of liabilities assumed	(15,245)	-
Net cash used in investing activities	(15,405)	(152)
Financing activities:
Repayments under revolving line of credit	(2,909)	-
Borrowings under revolving line of credit	5,220	-
Purchase of treasury stock	(56)	(861)
Issuance of common stock	-	786
Payments on capital leases	(845)	-
Dividends paid	(2,414)	(4,905)
Net cash used in financing activities	(1,004)	(4,980)
Net (decrease) increase in cash and cash equivalents	(7,775)	6,820
Cash and cash equivalents at beginning of period	7,892	7,574
Cash and cash equivalents at end of period	$117	$14,394

Supplemental cash flow information:
Income taxes paid	$1,068	$1,367
Interest paid	8	2

Noncash financing activities:
Dividends declared but unpaid	(807)	(4,816)
Compensation paid as common stock	116	108

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2017 AND JANUARY 1, 2017

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of December 31, 2017 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and nine-month periods ended December 31, 2017 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 1, 2018. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 2, 2017.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are related to the Company’s online business are recorded as incurred. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $534,000 and $168,000 for the three-month periods ended December 31, 2017 and January 1, 2017, respectively, and amounted to $1.1 million and $666,000 for the nine-month periods ended December 31, 2017 and January 1, 2017, respectively.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the three and nine-month periods ended December 31, 2017 and January 1, 2017 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Bedding, blankets and accessories	$11,558	$11,445	$30,414	$31,847
Bibs, bath and disposable products	5,918	5,817	17,170	16,823
Total net sales	$17,476	$17,262	$47,584	$48,670

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

To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectibility of its non-factored accounts receivable to evaluate the adequacy of the Company’s allowance for doubtful accounts, which is accomplished by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. The Company’s bad debt expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. The Company did not recognize a charge for bad debt expense during fiscal year 2017 and recorded $25,000 for the nine-month period ended December 31, 2017.

The Company’s accounts receivable as of December 31, 2017 was $12.8 million, net of allowances of $657,000. Of this amount, $9.9 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations thereunder.

Other Accrued Liabilities: An amount of $459,000 was recorded as other accrued liabilities as of December 31, 2017. Of this amount, $199,000 reflected unearned revenue recorded for payments from customers that were received before products were shipped. Other accrued liabilities as of December 31, 2017 also includes a reserve for customer returns of $13,000 and unredeemed store credits and gift certificates totaling $27,000. The Company reduces its liabilities for store credits and gift certificates, and recognizes the associated revenue, at the earlier of their redemption by customers, their expiration or when their likelihood of redemption becomes remote, generally two years from the date of issuance.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.8 million and $1.9 million for the three-month periods ended December 31, 2017 and January 1, 2017, respectively, and amounted to $5.0 million and $5.2 million for the nine-month periods ended December 31, 2017 and January 1, 2017, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate, which is based on the Company’s forecasted annual pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits. The Company’s provision for income taxes for fiscal year 2018 is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 33.0%.

The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period in which the tax rates are changed. On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which includes a provision to lower the federal corporate income tax rate to 21% effective as of January 1, 2018. As the Company’s fiscal 2018 will end on April 1, 2018, the lower corporate income tax rate will be phased in, resulting in a blended federal statutory rate of 30.75% for fiscal 2018. The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has prepared an initial accounting to recognize the effect of the TCJA on the Company’s net deferred income tax assets, which as of October 2, 2017 and April 2, 2017 had been recorded based upon the pre-TCJA enacted composite federal, state and foreign income tax rate of approximately 37.5% that would have been applied as the financial statement and tax differences began to reverse. Because most of these differences are now expected to reverse at a composite rate of approximately 23.5%, the Company was required to revalue its net deferred income tax assets. This revaluation resulted in a provisional discrete charge to income tax expense of $409,000 during the three and nine months ended December 31, 2017. The revaluation required management judgment with respect to estimates of the financial statement and tax differences that would be established or reversed during the three-month period ending April 1, 2018, upon which the ETR of 33.0% is expected to be applied. To the extent that the actual results may differ from those estimates, an additional discrete charge or benefit to income tax expense may be required in a future period to complete the accounting to recognize the effect of the TCJA on the Company’s net deferred income tax assets.

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

During fiscal year 2016, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in the Company taking a tax position that reflected opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording a reserve for unrecognized tax benefits during the three and nine-month periods ended December 31, 2017 of $31,000 and $60,000, respectively, and $65,000 and $115,000 for the three and nine-month periods ended January 1, 2017, respectively, in the accompanying unaudited condensed consolidated statements of income. Because the tax impact of the revised state apportionment percentages are measured net of federal income taxes, the provision in the TCJA that lowered the federal corporate income tax rate to 21% required the Company to revalue its reserve for unrecognized tax benefits. This revaluation, which the Company believes is complete, resulted in a net discrete charge to income tax expense of $132,000 during the three and nine-month periods ended December 31, 2017.

The Company’s policy is to accrue interest expense and penalties as appropriate on estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. Interest expense or penalties are not accrued with respect to estimated unrecognized tax benefits that are associated with claims for income tax refunds as long as the overpayments are receivable. The Company accrued interest and penalties associated with its reserve for unrecognized tax benefits during the three and nine-month periods ended December 31, 2017 of $16,000 and $52,000, respectively, and $13,000 and $53,000 for the three and nine-month periods ended January 1, 2017, respectively, in the accompanying unaudited condensed consolidated statements of income. The revaluation the Company’s reserve for unrecognized tax benefits set forth in the preceding paragraph resulted in an additional accrual for interest and penalties with respect to the revalued reserve for unrecognized tax benefits of $25,000 during the three and nine-month periods ended December 31, 2017.

The revaluations of the Company’s net deferred income tax assets and its reserve for unrecognized tax benefits was the primary factor in the increase in the overall provision for income taxes to 66.3% and 49.7% for the three and nine-month periods ended December 31, 2017, respectively.

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal or state examination or other adjustment as of December 31, 2017 were the fiscal years ended April 2, 2017, April 3, 2016, March 29, 2015, March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011.

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

The Company has determined that all other ASUs which had become effective as of December 31, 2017, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Acquisitions

Carousel: On August 4, 2017, Carousel Acquisition, LLC, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Carousel Designs, LLC (“OLDCO”), a privately held manufacturer and online retailer of premium infant and toddler bedding and nursery décor based in Douglasville, Georgia. On August 11, 2017, Carousel Acquisition, LLC changed its name to Carousel Designs, LLC (“Carousel”), OLDCO having relinquished its rights to that name as part of the terms of the acquisition transaction (the “Carousel Acquisition”).

The Company anticipates that certain synergies, including administrative and capital efficiencies, may be achieved as a result of the Company’s control of the combined assets and that the Company will benefit from the direct-to-consumer opportunities that will result from the Carousel Acquisition. Carousel paid an acquisition cost of $8.7 million from cash on hand and assumed certain specified liabilities relating to the business. Carousel also recognized as expense $35,000 and $299,000 of costs associated with the acquisition during the three and nine-month periods ended December 31, 2017, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

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

The Carousel Acquisition resulted in net sales of $1.8 million and $3.0 million of infant and toddler bedding, blankets and accessories during the three-month period ended December 31, 2017 and during the period from the acquisition date through December 31, 2017, respectively. Carousel recorded amortization expense associated with the acquired amortizable intangible assets in the amount of $63,000 and $115,000 during the three-month period ended December 31, 2017 and during the period from the acquisition date through December 31, 2017, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over the estimated useful lives of the assets, which are 15 years for the Tradename, 10 years for the Developed technology, 5 years for the Non-compete agreements and 12 years on a weighted-average basis for the grouping taken together.

Sassy: On December 15, 2017, Hamco, Inc. (“Hamco”), a wholly-owned subsidiary of the Company, acquired certain assets associated with the Sassy®-branded developmental toy, feeding and baby care product line from Sassy 14, LLC and assumed certain related liabilities (the “Sassy Acquisition”).

The Company anticipates that certain synergies, including administrative and capital efficiencies, may be achieved as a result of the Company’s acquisition of the Sassy product line and that the Company will benefit from the added diversity to the Company’s portfolio of products. The Company further anticipates that the Sassy Acquisition will strengthen the Company’s overall position in the infant and juvenile products market. Hamco paid an acquisition cost of $6.5 million from a combination of cash on hand and the revolving line of credit. Hamco also recognized as expense $125,000 of costs associated with the acquisition during each of the three and nine-month periods ended December 31, 2017, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

The Sassy Acquisition has been accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations. With the assistance of an independent third party, the Company has used preliminary inputs to prepare an allocation of the acquisition cost. The identifiable assets acquired were recorded at their estimated fair value, which has been preliminarily determined based on available information and the use of multiple valuation approaches. Certain data necessary to complete the acquisition cost allocation is not yet available, including, but not limited to, the valuation of pre-acquisition contingencies and the final appraisals and valuations of assets acquired and liabilities assumed.

The following table represents the Company’s preliminary allocation of the acquisition cost (in thousands) to the identifiable assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. The excess of the acquisition cost over the estimated fair value of the identifiable net assets acquired is reflected as goodwill.

Tangible assets:
Inventory	$3,297
Prepaid expenses	119
Fixed assets	385
Total tangible assets	3,801
Amortizable intangible assets:
Tradename	540
Customer Relationships	1,840
Total amortizable intangible assets	2,380
Goodwill	359
Total acquired assets	6,540
Liabilities assumed:
Accrued wages	20
Net acquisition cost	$6,520

The Company expects to complete the acquisition cost allocation during the 12-month period following the acquisition date, during which time the values of the assets acquired and liabilities assumed, including the goodwill, may need to be revised as appropriate.

Based upon the preliminary allocation of the acquisition cost, the Company has recognized $359,000 of goodwill, the entirety of which has been assigned to the reporting unit of the Company that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products, and the entirety of which is expected to be deductible for income tax purposes. The Sassy Acquisition resulted in net sales of $20,000 of developmental toy, feeding and baby care products during the period from the acquisition date through December 31, 2017.

Note 3 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of April 2, 2017 amounted to $24.0 million, which was increased by $5.4 million and $359,000 as a result of the Carousel Acquisition and the Sassy Acquisition, respectively, as the excess of the acquisition cost over the fair values of the identifiable tangible and intangible assets acquired. Thus, as of December 31, 2017, the goodwill of the reporting units of the Company amounted to $29.8 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $6.9 million.

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

Other Intangible Assets: Other intangible assets as of December 31, 2017 and April 2, 2017 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of December 31, 2017 and April 2, 2017, the amortization expense for the three and nine-month periods ended December 31, 2017 and January 1, 2017 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,	April 2,	December 31,	April 2,	December 31,	January 1,	December 31,	January 1,
	2017	2017	2017	2017	2017	2017	2017	2017
Tradename and trademarks	$3,927	$1,987	$1,204	$1,066	$50	$33	$138	$100
Developed technology	1,100	-	46	-	28	-	46	-
Non-compete covenants	458	98	102	67	20	2	35	5
Patents	1,601	1,601	646	565	27	27	81	81
Customer relationships	7,374	5,534	4,712	4,394	64	127	318	380
Total other intangible assets	$14,460	$9,220	$6,710	$6,092	$189	$189	$618	$566

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$2	$2	$5	$5
Marketing and administrative expenses					187	187	613	561
Total amortization expense					$189	$189	$618	$566

Note 4 – Inventories

Major classes of inventory were as follows (in thousands):

	December 31, 2017	April 2, 2017
Raw Materials	$1,074	$42
Finished Goods	21,770	15,779
Total inventory	$22,844	$15,821

Note 5 – Financing Arrangements

Master Stand-by Claims Purchase Agreements: On May 16, 2017, the Company entered into an agreement (the “First Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) wherein the Company had the right to sell, and Chase had the obligation to purchase, certain claims that could arise if accounts receivable amounts owed by Toys R Us-Delaware, Inc. (“TRU”) to the Company became uncollectible. The First Agreement would have expired on September 20, 2018 and carried a fee of 1.65% per month of the limit of $1.8 million of accounts receivable due from TRU. On September 18, 2017, TRU filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”). Pursuant to the terms of the First Agreement, the Bankruptcy Filing allowed the Company to exercise its right to sell to Chase the claim that arose as a result of the Bankruptcy Filing, which amounted to $866,000 payable to the Company (the “Exercise”). Of this amount, $755,000 remained payable to the Company by Chase as of December 31, 2017 and has been classified as other accounts receivable in the accompanying condensed consolidated balance sheets. The Exercise resulted in the acceleration of the recognition of the remaining unpaid fees owed under the First Agreement. During the nine-month period ended December 31, 2017, the Company recorded $480,000 in fees under the First Agreement, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

On September 19, 2017, the Company entered into an agreement (the “Second Agreement”) with Chase wherein the Company has the right to sell, and Chase has the obligation to purchase, certain accounts receivable claims that could arise if TRU converts its Chapter 11 case to Chapter 7 of the U.S. Bankruptcy Code or takes other specified actions. The Second Agreement expires on March 31, 2018 and carries a fee of 1.50% per month of the limit of $1.8 million of accounts receivable due from TRU. On December 31, 2017, $1.3 million in accounts receivable covered by the Second Agreement was owed to the Company from TRU. During the three and nine-month periods ended December 31, 2017, the Company recorded $81,000 and $92,000, respectively, in fees under the Second Agreement, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments after the date of such termination or limitation or discontinues shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $49,000 and $101,000 for the three-month periods ended December 31, 2017 and January 1, 2017, respectively, and amounted to $164,000 and $307,000 for the nine-month periods ended December 31, 2017 and January 1, 2017, respectively.

Credit Facility: The Company’s credit facility at December 31, 2017 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.50% or LIBOR plus 2.00%. The financing agreement is scheduled to mature on July 11, 2019 and is secured by a first lien on all assets of the Company. As of December 31, 2017, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 3.37% as of December 31, 2017. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.00% on daily cash balances held at CIT.

At December 31, 2017, there was a balance due on the revolving line of credit of $2.3 million and there was no letter of credit outstanding. At April 2, 2017, there was no balance owed on the revolving line of credit and there was no letter of credit outstanding. As of December 31, 2017 and April 2, 2017, $18.9 million and $21.4 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of December 31, 2017.

Note 6 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration and other terms of individual awards. Grants under the 2014 Plan are settled primarily through the issuance of new shares of the Company’s common stock, 672,000 shares of which were available for future issuance under the 2014 Plan as of December 31, 2017.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $129,000 and $149,000 for the three-month periods ended December 31, 2017 and January 1, 2017, respectively, and recorded $406,000 and $456,000 for the nine-month periods ended December 31, 2017 and January 1, 2017, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same classifications in the accompanying unaudited condensed consolidated statements of income as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of December 31, 2017.

Stock Options: The following table represents stock option activity for the nine-month periods ended December 31, 2017 and January 1, 2017:

	Nine-Month Period Ended		Nine-Month Period Ended
	December 31, 2017		January 1, 2017
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$8.35	322,500	$7.64	305,000
Granted	7.35	140,000	9.60	120,000
Exercised	-	-	7.67	(102,500)
Forfeited	9.05	(67,500)	-	-
Outstanding at End of Period	7.93	395,000	8.35	322,500
Exercisable at End of Period	7.94	220,000	7.33	147,500

As of December 31, 2017, the intrinsic value of the outstanding and exercisable stock options was $53,000 and $35,000, respectively. There were no options exercised during the nine-month period ended December 31, 2017. The intrinsic value of the stock options exercised during the three and nine-month periods ended January 1, 2017 was $45,000 and $214,000, respectively. The Company did not receive any cash from the exercise of stock options during the three and nine-month periods ended January 1, 2017. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” stock option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” stock option exercises of $14,000 and $75,000 during the three and nine-month periods ended January 1, 2017, respectively.

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

	Stock Options Issued to Employees During Fiscal Years
	2018			2017
Number of options issued	10,000	20,000	110,000	120,000
Grant date	December 18, 2017	August 4, 2017	June 8, 2017	June 8, 2016
Dividend yield	4.92%	5.77%	4.13%	3.33%
Expected volatility	25.00%	25.00%	25.00%	20.00%
Risk free interest rate	1.94%	1.51%	1.47%	0.93%
Contractual term (years)	10.00	10.00	10.00	10.00
Expected term (years)	3.00	3.00	3.00	3.00
Forfeiture rate	5.00%	5.00%	5.00%	5.00%
Exercise price (grant-date closing price) per option	$6.50	$5.55	$7.75	$9.60
Fair value per option	$0.59	$0.50	$0.85	$0.94

For the three and nine-month periods ended December 31, 2017 and January 1, 2017, the Company recorded compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended December 31, 2017			Three-Month Period Ended January 1, 2017
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2016	$-	$-	$-	$5	$5	$10
2017	4	4	8	8	5	13
2018	5	6	11	-	-	-

Total stock option compensation	$9	$10	$19	$13	$10	$23

	Nine-Month Period Ended December 31, 2017			Nine-Month Period Ended January 1, 2017
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2015	$-	$-	$-	$14	$12	$26
2016	6	1	7	17	15	32
2017	20	11	31	18	12	30
2018	11	13	24	-	-	-

Total stock option compensation	$37	$25	$62	$49	$39	$88

As of December 31, 2017, total unrecognized stock option compensation expense amounted to $97,000, which will be recognized as the underlying stock options vest over a weighted-average period of 10.3 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Grant Date
28,000	$ 5.50	August 9, 2017
28,000	10.08	August 10, 2016
28,000	8.20	August 12, 2015
28,000	7.97	August 11, 2014

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

For the three and nine-month periods ended December 31, 2017 and January 1, 2017, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended December 31, 2017			Three-Month Period Ended January 1, 2017
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2015	$-	$-	$-	$-	$-	$-
2016	-	-	-	35	29	64
2017	27	35	62	27	35	62
2018	29	19	48	-	-	-

Total stock grant compensation	$56	$54	$110	$62	$64	$126

	Nine-Month Period Ended December 31, 2017			Nine-Month Period Ended January 1, 2017
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2015	$-	$-	$-	$-	$37	$37
2016	-	38	38	105	86	191
2017	81	106	187	81	59	140
2018	87	32	119	-	-	-

Total stock grant compensation	$168	$176	$344	$186	$182	$368

As of December 31, 2017, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $377,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 8.7 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 7 – Related Party Transaction

On August 4, 2017, Carousel entered into a lease of the Carousel facilities in Douglasville, Georgia with JST Capital, LLC (“JST”), a wholly-owned subsidiary of Pritech, Inc., which is owned by the Chief Executive Officer and President of Carousel. Carousel made lease payments of $24,000 and $39,000 to JST for the three and nine-month periods ended December 31, 2017, respectively. During the three and nine-month periods ended December 31, 2017, $21,000 and $34,000, respectively, of the lease payments were included in cost of products sold and $3,000 and $5,000, respectively, were included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Note 8 – Subsequent Events

The Company has evaluated events which have occurred between December 31, 2017 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the Company’s ability to successfully integrate newly acquired businesses, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”) for additional factors that may impact the Company’s results of operations and financial condition. The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in the Company’s expectations, whether as a result of new information, future events or otherwise.

DESCRIPTION OF BUSINESS

The Company operates indirectly through its wholly-owned subsidiaries, Crown Crafts Infant Products, Inc. (“CCIP”), Hamco and Carousel, in the infant, toddler and juvenile products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Sales of the Company’s products are made directly to retailers, such as mass merchants, large chain stores, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers, as well as directly to consumers through www.babybedding.com.

The Company’s products are marketed to retailers through a national sales force consisting of salaried sales executives and employees located in Compton, California, Gonzales, Louisiana, Grand Rapids, Michigan and Bentonville, Arkansas and by independent commissioned sales representatives located throughout the United States. Products are also marketed directly to consumers from a Company facility in Douglasville, Georgia. Sales outside the United States are made primarily through distributors.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three and nine-month periods ended December 31, 2017 and January 1, 2017 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Nine-Month Periods Ended		Change
	December 31, 2017	January 1, 2017	$	%	December 31, 2017	January 1, 2017	$	%
Net sales by category:
Bedding, blankets and accessories	$11,558	$11,445	$113	1.0%	$30,414	$31,847	$(1,433)	-4.5%
Bibs, bath and disposable products	5,918	5,817	101	1.7%	17,170	16,823	347	2.1%
Total net sales	17,476	17,262	214	1.2%	47,584	48,670	(1,086)	-2.2%
Cost of products sold	12,207	11,623	584	5.0%	33,691	34,435	(744)	-2.2%
Gross profit	5,269	5,639	(370)	-6.6%	13,893	14,235	(342)	-2.4%
% of net sales	30.1%	32.7%			29.2%	29.2%
Marketing and administrative expenses	3,656	2,576	1,080	41.9%	10,364	8,176	2,188	26.8%
% of net sales	20.9%	14.9%			21.8%	16.8%
Interest expense	47	13	34	261.5%	85	55	30	54.5%
Other income	12	38	(26)	-68.4%	80	132	(52)	-39.4%
Income tax expense	1,047	1,227	(180)	-14.7%	1,750	2,173	(423)	-19.5%
Net income	531	1,861	(1,330)	-71.5%	1,774	3,963	(2,189)	-55.2%
% of net sales	3.0%	10.8%			3.7%	8.1%

Net Sales: Sales increased by $214,000, or 1.2%, for the three-month period ended December 31, 2017, and decreased by $1.1 million, or 2.2%, for the nine-month period ended December 31, 2017, compared with the same periods in the prior year. The increase is due to sales by Carousel, which added $1.8 million of sales during the three months ended December 31, 2017, which amount was offset by a decrease of $1.6 million in sales by CCIP for the same period. A portion of the decrease resulted from reduced product shipments in the current year to a customer that experienced credit problems. Also affecting sales is the continuing change in the infant bedding marketplace in which parents are purchasing fewer bedding sets in favor of separates, leading to a lower average price point for the Company’s infant bedding products.

Gross Profit: Gross profit decreased by $370,000 and decreased from 32.7% of net sales for the three-month period ended January 1, 2017 to 30.1% of net sales for the three-month period ended December 31, 2017. Gross profit decreased by $342,000 for the nine-month period ended December 31, 2017 compared with the same period of the prior year. Gross profit was unchanged at 29.2% of net sales for the nine-month periods of both years. The decrease in amount for both the three-month and the nine-month periods is due to higher sales of closeout inventory at low margins in the current year, as well as a shift in the current year to a less profitable customer and product mix.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $1.1 and $2.2 million for the three and nine-month periods ended December 31, 2017, respectively, compared with the same periods in the prior year. The increase in amount for the three-month period is the result of credit coverage fees amounting to $81,000 that did not occur in the prior year and that were associated with the bankruptcy of a major customer. The Company also incurred $35,000 and $125,000 in costs during the current year three-month period that were associated with the Carousel Acquisition and the Sassy Acquisition, respectively. The nine-month period of the current year included an increase over the prior year of $90,000 in audit fees associated with the Company’s transition from a smaller reporting company to an accelerated filer for SEC purposes. The nine-month period of the current year included credit coverage fees amounting to $572,000 that did not occur in the prior year and that were associated with the bankruptcy of a major customer. The Company also incurred $299,000 and $125,000 in costs during the current year nine-month period that were associated with the Carousel Acquisition and the Sassy Acquisition, respectively. Additionally, the Carousel Acquisition resulted in $63,000 and $115,000 in amortization expense for the three and nine-month periods ended December 31, 2017.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual ETR from continuing operations for the current year of 33.0%.

On December 22, 2017, the President of the United States signed into law the TCJA, which includes a provision to lower the federal corporate income tax rate to 21% effective as of January 1, 2018. As the Company’s fiscal year 2018 will end on April 1, 2018, the lower corporate income tax rate will be phased in, resulting in a blended federal statutory rate of 30.75% for fiscal year 2018. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of the Company’s assets and liabilities. The Company’s net deferred income tax assets had previously been recorded based upon the enacted composite federal, state and foreign income tax rate of approximately 37.5% that would have been applied as the financial statement-tax differences began to reverse. Because these differences are now expected to reverse at a composite rate of approximately 23.5%, the Company was required to revalue its net deferred income tax assets. This revaluation resulted in a provisional discrete charge to income tax expense of $409,000 during the three and nine-month periods ended December 31, 2017.

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

During fiscal year 2016, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in the Company taking a tax position that reflected opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording a reserve for unrecognized tax benefits during the three and nine-month periods ended December 31, 2017 of $31,000 and $60,000, respectively, and $65,000 and $115,000 for the three and nine-month periods ended January 1, 2017, respectively, in the accompanying unaudited condensed consolidated statements of income. Because the tax impact of the revised state apportionment percentages are measured net of federal income taxes, the provision in the TCJA that lowered the federal corporate income tax rate to 21% required the Company to revalue its reserve for unrecognized tax benefits. This revaluation, which the Company believes is complete, resulted in a net discrete charge to income tax expense of $132,000 during the three and nine-month periods ended December 31, 2017.

Income tax expense for the nine-month period ended December 31, 2017 included a discrete income tax charge of $37,000 and a discrete income tax benefit of $60,000 to reflect the effect of the tax shortfall and the excess tax benefits, respectively, arising from the vesting of non-vested stock during the periods.

The revaluations of the Company’s net deferred income tax assets and its reserve for unrecognized tax benefits was the primary factor in the increase in the overall provision for income taxes to 66.3% and 49.7% for the three and nine-month periods ended December 31, 2017, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2018, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income and the amount of certain tax credits.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $12.0 million for the nine-month period ended January 1, 2017 to $8.6 million for the nine-month period ended December 31, 2017. Decreases of net cash provided by operating activities in the current year period included a decrease in the Company’s accounts receivable balances that was $3.5 million lower than the decrease in the prior year period. The Company’s net income was also $2.2 million lower in the current year period. The Company also experienced in the current year period an increase in its inventory balances that was $1.2 million higher than the increase in the prior year period. Increases of net cash provided by operating activities that offset these decreases included a net increase in the Company’s accrued liabilities balances in the current year period that was $1.7 million higher than the decrease in the prior year period. The current year increase in accrued liabilities was primarily due to a $1.5 million increase in accrued royalties. The Company also experienced an increase in the current year period in its prepaid expenses that was $1.3 million lower than the increase in the prior year period, and an increase in the current year period in its accounts payable balances that was $468,000 higher than the increase in the prior year period.

Net cash used in investing activities increased to $15.4 million in the current year from $152,000 in the prior year, due primarily to the payment of the purchase price of $8.7 million for the Carousel Acquisition and $6.5 million for the Sassy Acquisition.

Net cash used in financing activities decreased by $4.0 million to $1.0 million in the current year. The decrease was due to the payment in the prior year of a special dividend of $2.5 million, which was not repeated in the current year, as well as net borrowings of $2.3 million from the revolving line of credit in the current year, which did not occur in the prior year, which were offset by the $845,000 payoff of capital leases associated with certain assets acquired in the Carousel Acquisition.

From January 1, 2017 to December 31, 2017, the Company decreased its cash balances from $14.4 million to $117,000. During that period, the Company made combined payments of $15.2 million for the Carousel Acquisition and the Sassy Acquisition and paid $7.2 million in dividends. Offsetting these decreases in cash was an increase in the Company’s accounts payable balances of $3.7 million and net income of $3.5 million. At December 31, 2017, there was a balance of $2.3 million owed on the revolving line of credit, there was no letter of credit outstanding and $18.9 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either December 31, 2017 or January 1, 2017.

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

INTEREST RATE RISK

As of December 31, 2017, the Company had $2.3 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit. Based upon this level of outstanding debt, the Company’s net income would decrease by approximately $18,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

In the Company’s evaluation of whether there was any change in the Company’s internal control over financial reporting (“ICFR”) during the three-month period ended December 31, 2017, the Company has excluded an evaluation of the ICFR related to the operations of Carousel, which consummated the Carousel Acquisition on August 4, 2017. The net sales of Carousel were $3.0 million, which was 6.3% of the Company’s total net sales, for the nine months ended December 31, 2017. As of December 31, 2017, the total assets of Carousel amounted to $10.5 million (including $5.4 million in goodwill), which was 19.1% of the Company’s total assets.

In the Company’s evaluation of whether there was any change in the Company’s ICFR during the three-month period ended December 31, 2017, the Company has excluded an evaluation of the ICFR related to the operations associated with the Sassy Acquisition, which was consummated on December 15, 2017. The net sales added as a result of the Sassy Acquisition were $20,000, which was 0.04% of the Company’s total net sales, for the nine-month period ended December 31, 2017. The net assets acquired in the Sassy Acquisition amounted to $6.5 million (including $3.1 million in goodwill), which was 11.8% of the Company’s total assets as of December 31, 2017.

During the three-month period ended December 31, 2017, notwithstanding the exclusions of evaluations of the ICFR related to the operations of Carousel and the operations associated with the Sassy Acquisition, there was not any change in the Company’s ICFR identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended April 2, 2017. The Company recommends the consideration of the additional risk factors set forth below in evaluating the Company’s business.

The Company’s ability to identify, consummate and integrate acquisitions, divestitures and other significant transactions successfully could have an adverse impact on the Company’s financial results, business and prospects.

As part of its business strategy, the Company has made acquisitions of businesses, divestitures of businesses and assets, and has entered into other transactions to further the interests of the Company’s business and its stockholders. Risks associated with such activities include the following, any of which could adversely affect the Company’s financial results:

●

The active management of acquisitions, divestitures and other significant transactions requires varying levels of Company resources, including the efforts of the Company’s key management personnel, which could divert attention from the Company’s ongoing business operations.

●

The Company may not fully realize the anticipated benefits and expected synergies of any particular acquisition or investment, or may experience a prolonged timeframe for realizing such benefits and synergies.

●	Increased or unexpected costs, unanticipated delays or failure to meet contractual obligations could make acquisitions and investments less profitable or unprofitable.

The Company’s ability to comply with its credit facility is subject to future performance and other factors.

The Company’s ability to make required payments of principal and interest on its debts, to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. The breach of any of the debt covenants could result in a default under the Company’s credit facility. Upon the occurrence of an event of default, the Company’s lender could make an immediate demand of the amount outstanding under the credit facility. If a default was to occur and such a demand was to be made, there can be no assurance that the Company’s assets would be sufficient to repay the indebtedness in full.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of December 15, 2017, by and between Sassy 14, LLC and Hamco, Inc. (1)

10.1

Twelfth Amendment to Financing Agreement, dated as of December 15, 2017, by and among Crown Crafts, Inc., Hamco, Inc., Carousel Designs, LLC, Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended December 31, 2017, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)Unaudited Condensed Consolidated Statements of Income;

(ii)Unaudited Condensed Consolidated Balance Sheets;

(iii)Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv)Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 18, 2017.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: February 8, 2018	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)