Form 10-K
period 2018-04-01
CROWN CRAFTS INC
filed 2018-06-13
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2018

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 29, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $55.5 million.

As of May 10, 2018, 10,069,558 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

PART I

ITEM 1. Business

Description of Business

Crown Crafts, Inc. (the “Company”) was originally formed as a Georgia corporation in 1957. The Company was reincorporated as a Delaware corporation in 2003. The Company’s executive offices are located at 916 South Burnside Avenue, Gonzales, Louisiana 70737, its telephone number is (225) 647-9100 and its internet address is www.crowncrafts.com.

The Company operates indirectly through its wholly-owned subsidiaries, Hamco, Inc. (“Hamco”), Crown Crafts Infant Products, Inc. (“CCIP”) and Carousel Designs, LLC (“Carousel”), in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers, as well as directly to consumers through www.babybedding.com. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2018” or “2018” represent the 52-week period ended April 1, 2018, “fiscal year 2017” or “2017” represent the 52-week period ended April 2, 2017, and references to “fiscal year 2016” or “2016” represent the 53-week period ended April 3, 2016.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on its website at www.crowncrafts.com as soon as reasonably practicable after such material has been electronically filed with the SEC. These reports are also available without charge on the SEC’s website at www.sec.gov.

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

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, including NoJo®, Neat Solutions®, Carousel Designs® and Sassy®, accounted for 30%, 23%, and 23% of the Company’s total gross sales during fiscal years 2018, 2017 and 2016, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

International Sales

Sales to customers in countries other than the U.S. represented 3% of the Company’s total gross sales during each of fiscal years 2018, 2017 and 2016, which included 0.4% of sales to the customers set forth below that represented at least 10% of the Company’s gross sales during fiscal year 2018. International sales are based upon the location that predominately represents what the Company believes to be the final destination of the products delivered to the Company’s customers.

Products

The Company's primary focus is on infant, toddler and juvenile products, including the following:

●	infant and toddler bedding
●	blankets and swaddle blankets
●	nursery and toddler accessories
●	room décor
●	reusable and disposable bibs
●	burp cloths
●	hooded bath towels and washcloths
●	reusable and disposable placemats and floor mats
●	disposable toilet seat covers and changing mats
●	developmental toys
●	feeding and care goods
●	other infant, toddler and juvenile soft goods

Recent Acquisitions

Carousel: On August 4, 2017, Carousel Acquisition, LLC, a newly formed subsidiary of the Company, acquired substantially all of the assets and business, and assumed certain specified liabilities, of a privately held manufacturer and online retailer of premium infant and toddler bedding and nursery décor based in Douglasville, Georgia, which was at that time named Carousel Designs, LLC (the “Carousel Acquisition”). On August 11, 2017, the seller of such assets having relinquished its rights to its name as part of the terms of the acquisition transaction, Carousel Acquisition, LLC changed its name to Carousel Designs, LLC. To complete the Carousel Acquisition, Carousel paid $8.7 million from cash on hand and also paid off capital leases amounting to $845,000 that were associated with certain acquired fixed assets.

Sassy:     On December 15, 2017, Hamco acquired certain assets associated with the Sassy®-branded developmental toy, feeding and baby care product line from Sassy 14, LLC and assumed certain related liabilities (the “Sassy Acquisition”). To complete the Sassy Acquisition, Hamco paid $6.5 million from a combination of cash on hand and the Company’s revolving line of credit.

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

Sales and Marketing

The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Compton, California; Gonzales, Louisiana; Grand Rapids, Michigan; and Bentonville, Arkansas. Products are also marketed by independent commissioned sales representatives located throughout the U.S. Substantially all products are sold to retailers for resale to consumers. The Company's subsidiaries introduce new products throughout the year and participate at the ABC Kids Expo.

Product Sourcing

Foreign and domestic contract manufacturers produce most of the Company’s products, with the largest concentration being in China. The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of ocean freight and duties. Although the Company maintains relationships with a limited number of suppliers, the Company believes that its products may be readily manufactured by several alternative sources in quantities sufficient to meet the Company's requirements. The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor and audit product quality and to ensure compliance with labor requirements and social and environmental standards. In addition, the Company closely monitors the currency exchange rate. The impact of future fluctuations in the exchange rate or changes in safeguards cannot be predicted with certainty. The Company also produces some of its products domestically at a Company facility located in Douglasville, Georgia.

The Company maintains a foreign representative office located in Shanghai, China, which is responsible for the coordination of production, purchases and shipments, seeking out new vendors and overseeing inspections for social compliance and quality.

The Company’s products are warehoused and distributed from leased facilities located in Compton, California and Douglasville, Georgia.

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

Employees

At May 10, 2018, the Company had 179 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

Customers

The Company's customers consist principally of mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2018, 2017, and 2016.

	Fiscal Year
	2018	2017	2016
Walmart Inc.	39%	42%	42%
Toys "R" Us, Inc.	15%	19%	23%
Amazon.com, Inc.	11%	*	*
* Amount represented less than 10% of the Company's gross sales for this fiscal year.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 52% of the Company’s gross sales in fiscal year 2018, which included 34% of sales under the Company's license agreements with affiliated companies of The Walt Disney Company (“Disney”), which expire as set forth below:

License Agreement	Expiration
Infant Bedding and Décor	December 31, 2018
Infant Feeding and Bath	December 31, 2019
Toddler Bedding	December 31, 2019

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

The Company’s top three customers represented approximately 65% of gross sales in fiscal year 2018, which included 15% of sales to Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), an affiliated company of Toys “R” Us, Inc. (“TRU”). On September 18, 2017, TRU and Toys-Delaware filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Virginia. On March 14, 2018, TRU filed a motion with the Court seeking authority to close all of the remaining Toys-Delaware stores and distribution centers in the U.S., and to otherwise liquidate and wind-down all operations of Toys-Delaware. The Company had ceased all shipments to Toys-Delaware shortly before the liquidation filing was made. The Company anticipates that the loss of future business with Toys-Delaware may be mitigated by a shift to the Company’s other customers.

Although the Company does not enter into contracts with its key customers, it expects its key customers (with the exception of Toys-Delaware) to continue to be a significant portion of its gross sales in the future. The loss of, or a decline in orders from, either or both of the Company’s two remaining top customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 52% of the Company’s gross sales in fiscal year 2018, which included 34% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses. The volume of sales of licensed products is inherently tied to the success of the characters, films and other licensed programs of the Company’s licensors. A decline in the popularity of these licensed programs or the inability of the licensors to develop new properties for licensing could also result in a material loss of revenues to the Company. Additionally, the Company’s license agreements with Disney and others require a material amount of minimum guaranteed royalty payments. The failure by the Company to achieve the sales envisioned by the license agreements could result in the payment by the Company of shortfalls in the minimum guaranteed royalty payments, which would adversely impact the Company’s operating results.

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

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. Difficulties encountered by these suppliers, such as the instability inherent in operating within an authoritarian political structure, could halt or disrupt production of the Company’s products. The Chinese government could make allegations against the Company of corruption or antitrust violations, or could adopt regulations related to the manufacture of products within China, including quotas, duties, taxes and other charges or restrictions on the exportation of goods produced in China. Alternatively, the U.S. government could impose similar actions on the importation of goods manufactured in China. Any of these actions could result in an increase in the cost of the Company’s products. Also, an arbitrary strengthening of the Chinese currency versus the U.S. Dollar could increase the prices at which the Company purchases finished goods. Any event causing a disruption of the flow of products manufactured on behalf of the Company, whether within the Chinese interior or at the point of embarkation, could result in delays in the receipt of the Company’s inventory and an increase in the cost of the Company’s products. In addition, changes in U.S. customs procedures or delays in the clearance of goods through customs could result in the Company being unable to deliver goods to customers in a timely manner or the potential loss of sales altogether. The occurrence of any of these events could adversely affect the Company’s profitability.

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

The Company’s operations are highly dependent upon computer hardware and software systems, including customized information technology systems and cloud-based applications. The importance of data management and technology to the Company is analogous to the importance of electricity in the past century. The Company also employs third-party systems and software that are integral to its operations. These systems are vulnerable to cybersecurity incidents, including disruptions and security breaches, which can result from unintentional events or deliberate attacks by insiders or third parties, such as cybercriminals, competitors, nation-states, computer hackers and other cyber terrorists. The Company faces an evolving landscape of cybersecurity threats in which evildoers use a complex array of means to perpetrate attacks, including the use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks and distributed denial-of-service attacks. The Company has implemented security measures to securely maintain confidential and proprietary information stored on the Company’s information systems and continually invests in maintaining and upgrading the systems and applications to mitigate these risks. There can be no assurance that these measures and technology will adequately prevent an intrusion or that a third party that is relied upon by the Company will not suffer an intrusion, that unauthorized individuals will not gain access to confidential or proprietary information or that any such incident will be timely detected and effectively countered. A significant data security breach could result in a disruption to the Company’s operations and could adversely impact its results of operations.

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

The Company is subject to income taxes in the many jurisdictions in which it operates, including the U.S., several U.S. states and China. At any particular point in time, several tax years are subject to general examination or other adjustment by these various jurisdictions. In December 2016, the Company received notification from the State of California of its intention to examine the Company’s consolidated income tax returns for the fiscal years ended April 3, 2011, April 1, 2012, March 31, 2013 and March 30, 2014. The ultimate resolution of the examination could include administrative or legal proceedings. Although the Company believes that the calculations and positions taken on its original and amended filed returns are reasonable and justifiable, negotiations or litigation leading to the final outcome of any examination or claim for refund could result in an adjustment to the position that the Company has taken. Such adjustment could result in further adjustment to one or more income tax returns for other jurisdictions, or to income tax returns for prior or subsequent tax years, or both. To the extent that the Company’s reserve for unrecognized tax benefits is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on operating results.

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

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which includes a provision to lower the federal corporate income tax rate to 21% effective as of January 1, 2018. The final impact of the TCJA on the Company may differ from the Company’s estimates, possibly materially, due to such factors as changes in interpretations and assumptions made, related regulations or other guidance that may be issued, and actions taken by the Company in response to the enactment of the TCJA.

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

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by the Company to adequately comply with new laws and regulations could substantially harm its results of operations.

The Company is subject to laws and regulations governing the Internet and e-commerce. The U.S. Supreme Court is currently deliberating the constitutionality of some of these laws. These regulations and laws include requirements to potentially collect and remit sales tax on orders of the Company’s products that are made through the Internet and are subsequently shipped to customers in thousands of jurisdictions throughout the U.S. within which the Company does not have a routine physical presence. These laws and regulations are often subject to interpretation and application in a manner that is inconsistent from one jurisdiction to another. The Company cannot assure that its practices have complied, are currently complying, or will comply fully and adequately with all such laws and regulations. Any failure to comply with any of these laws or regulations could result in damage to the Company’s reputation or a loss or reduction of orders. If the Company does fully comply with such laws and regulations, its customers could immediately see a significant increase in the total order cost of the Company’s products as such taxes are imposed, which will make the pricing of the Company’s products less competitive. Compliance with such laws and regulations will require a significant investment and continuing costs, as well as efforts of the Company’s key management personnel. Also, the Company at any time could be subjected to examinations by any of the jurisdictions into which the Company may have at one time or another shipped its products, which could result in the assessment upon the Company of a significant accumulation of uncollected taxes, along with penalties and interest. The occurrence of any of these events could adversely affect the Company’s financial position and operating results.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company's headquarters are located in Gonzales, Louisiana. The Company rents 17,761 square feet at this location under a lease that expires January 31, 2021. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The table below sets forth certain information regarding the Company's principal real property as of May 10, 2018.

Location	Use	Approximate Square Feet	Owned/ Leased
Gonzales, Louisiana	Administrative and sales office	17,761	Leased
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Douglasville, Georgia	Offices, manufacturing and warehouse	23,800	Leased
Grand Rapids, Michigan	Product design offices	3,600	Leased
Bentonville, Arkansas	Sales office	1,376	Leased
Shanghai, People’s Republic of China	Office	1,912	Leased

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

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company is authorized to issue up to 40,000,000 shares of capital stock, all of which are classified as common stock with a par value of $0.01 per share. On May 10, 2018, there were 12,493,789 shares of the Company’s common stock issued, 10,069,558 of which were outstanding.

Market Information and Price

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “CRWS”. On May 10, 2018, the closing price of the Company’s common stock was $5.85 per share. The table below sets forth the high and low closing price per share of the Company's common stock and the cash dividends per share declared on the Company’s common stock during each quarter of fiscal years 2018 and 2017.

	Closing Price		Cash Dividends
Quarter	High	Low	Declared
Fiscal Year 2018
First Quarter	$8.10	$6.70	$0.08
Second Quarter	7.15	5.40	0.08
Third Quarter	6.64	5.75	0.08
Fourth Quarter	7.45	5.90	0.08

Fiscal Year 2017
First Quarter	$9.80	$9.11	$0.08
Second Quarter	10.20	9.66	0.08
Third Quarter	10.24	7.60	0.48
Fourth Quarter	8.65	7.25	0.08

Holders of Common Stock

As of May 10, 2018, there were approximately 170 registered holders of the Company’s common stock.

Dividends

The Company’s credit facility permits the Company to pay cash dividends on its common stock without limitation, provided there is no default under the credit facility before or as a result of the payment of such dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Refer to “Securities Authorized for Issuance under Equity Compensation Plans” in Item 12. of Part III of this Annual Report on Form 10-K.

Performance Graph

The following graph (the “Performance Graph”) compares the Company’s cumulative total stockholder return on its common stock for the five-year period ended April 1, 2018 with the cumulative total returns of the Russell 2000 Index and the S&P Apparel, Accessories & Luxury Goods Index for the same period. The Performance Graph tracks the performance of separate $100 investments in the Company’s common stock and the indices on March 31, 2013 through April 1, 2018, with the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
03/31/13
03/30/14
03/29/15
04/03/16
04/02/17
04/01/18
Crown Crafts, Inc.
Russell 2000
S&P Apparel, Accessories & Luxury Goods

*$100 invested on 03/31/13 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

	03/31/13	03/30/14	03/29/15	04/03/16	04/02/17	04/01/18

Crown Crafts, Inc.	100.00	136.37	139.66	181.51	173.47	130.62
Russell 2000 Index	100.00	124.90	135.15	121.96	153.94	172.09
S&P Apparel, Accessories & Luxury Goods Index	100.00	121.26	118.19	104.93	83.37	106.94

The comparisons in the Performance Graph are based on historical data and are not indicative of, or intended to forecast, the future performance of the Company’s common stock. The Performance Graph will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the Performance Graph by reference. In addition, the Performance graph will not be deemed to be soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C, other than as provided in Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that the Performance Graph be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

ITEM 6. Selected Financial Data

The information set forth below is not necessarily indicative of the Company’s future financial position or operating results and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

	Fiscal Years
	2018	2017	2016	2015	2014
	(amounts in thousands, except per share amounts)
Operating results:
Net sales	$70,270	$65,978	$84,342	$85,978	$81,294
Gross profit	19,779	19,411	23,813	23,550	22,534
Gross profit percentage	28.1%	29.4%	28.2%	27.4%	27.7%
Income from operations	5,507	8,700	10,788	9,220	9,378
Income before income tax expense	5,421	8,796	10,744	9,160	9,346
Income tax expense	2,400	3,224	3,915	3,442	3,575
Net income	3,021	5,572	6,829	5,718	5,771
Basic earnings per share	$0.30	$0.56	$0.68	$0.57	$0.59
Diluted earnings per share	$0.30	$0.55	$0.68	$0.57	$0.59
Cash dividends declared per share	$0.32	$0.72	$0.57	$0.32	$0.32

Financial position at year-end:
Cash and cash equivalents	$215	$7,892	$7,574	$1,807	$560
Accounts receivable, net of allowances	18,498	15,614	20,796	22,370	21,712
Inventories	19,788	15,821	14,785	15,468	13,607
Total current assets	39,754	41,110	45,732	42,519	38,069
Finite-lived intangible assets - net	7,272	3,128	3,882	4,507	5,248
Goodwill	7,125	1,126	1,126	1,126	1,126
Total assets	56,581	47,184	52,415	49,946	46,215

Total current liabilities	6,788	7,573	12,185	10,374	10,298
Long-term debt	9,458	-	-	-	-

Shareholders’ equity	39,318	38,923	40,019	39,572	35,917
Total liabilities and shareholders’ equity	$56,581	$47,184	$52,415	$49,946	$46,215

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information concerning certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table contains results of operations for fiscal years 2018, 2017 and 2016 and the dollar and percentage changes for those periods (in thousands, except percentages).

		2017 to 2018 Change			2016 to 2017 Change
	2018	$	%	2017	$	%	2016
Net sales by category:
Bedding, blankets and accessories	$43,486	$1,105	2.6%	$42,381	$(16,639)	-28.2%	$59,020
Bibs, bath, developmental toy, feeding, baby care and disposable products	26,784	3,187	13.5%	23,597	(1,725)	-6.8%	25,322
Total net sales	70,270	4,292	6.5%	65,978	(18,364)	-21.8%	84,342
Cost of products sold	50,491	3,924	8.4%	46,567	(13,962)	-23.1%	60,529
Gross profit	19,779	368	1.9%	19,411	(4,402)	-18.5%	23,813
% of net sales	28.1%			29.4%			28.2%
Marketing and administrative expenses	14,272	3,561	33.2%	10,711	(2,314)	-17.8%	13,025
% of net sales	20.3%			16.2%			15.4%
Interest expense	162	94	138.2%	68	10	17.2%	58
Other income	76	(88)	-53.7%	164	150	1071.4%	14
Income tax expense	2,400	(824)	-25.6%	3,224	(691)	-17.7%	3,915
Net income	3,021	(2,551)	-45.8%	5,572	(1,257)	-18.4%	6,829
% of net sales	4.3%			8.4%			8.1%

Net Sales:

Fiscal 2018 Compared with Fiscal 2017

Sales of $70.3 million for 2018 were $4.3 million higher than 2017, an increase of 6.5%. The increase is due to sales that resulted from the Carousel Acquisition and the Sassy Acquisition, which added $5.4 million and $2.1 million of sales during fiscal 2018, respectively, and which amount was offset by a decrease of $4.3 million in sales by CCIP for the same period. A portion of the decrease resulted from reduced product shipments in the current year to a customer that experienced credit problems throughout the year. Also affecting sales is the continuing change in the infant bedding marketplace in which parents are purchasing fewer bedding sets in favor of separates, leading to a lower average price point for the Company’s infant bedding products.

Fiscal 2017 Compared with Fiscal 2016

Sales of $66.0 million for 2017 were lower than 2016, having decreased 21.8%, or $18.4 million. A portion of the sales decrease was due to a Black Friday promotion in 2016 that was not repeated in fiscal year 2017 and reduced product shipments to a customer that experienced credit problems. Additionally, due to the increased value of the U.S. Dollar relative to the Chinese Renminbi, the Company received a series of price reductions from most of its suppliers, which were partially passed along to the Company’s customers.  Also affecting sales was the continuing overall sluggish retail environment, coupled with a change in the infant bedding marketplace. Specifically, on the advice of pediatricians, parents are moving more to the concept of a “naked crib”, whereby only a fitted sheet is used in a crib. Bumper pads, sheets, blankets, comforters and other loose bedding and soft objects, such as stuffed toys, wedges and positioners, are recommended to be kept out of the crib. This has resulted in parents purchasing fewer bedding sets in favor of separates and leading to a lower average price point for the Company’s infant bedding products.  This trend has been partially offset by the Company’s expanded offerings of separates and infant bedroom décor.

Gross Profit:

Fiscal 2018 Compared with Fiscal 2017

Gross profit increased by $368,000 but decreased from 29.4% of net sales for 2018 to 28.1% of net sales for 2017. The increase in amount is due to higher sales that resulted from the Carousel Acquisition and the Sassy Acquisition, which was offset by a higher level of sales of closeout inventory in the current year at lower margins. Also, sales to Toys-Delaware during the current fiscal year leading up to and continuing through the bankruptcy and liquidation of Toys-Delaware resulted in a shift to a less profitable product mix and shortfalls of minimum guaranteed royalties, which contributed to the decrease in the gross profit percentage.

Fiscal 2017 Compared with Fiscal 2016

Gross profit decreased in amount by $4.4 million but increased as a percentage of net sales from 28.2% to 29.4%. The increase as a percentage of net sales can be attributed to the improved product costs from China, which were the result of favorable exchange rate fluctuations.

Marketing and Administrative Expenses:

Fiscal 2018 Compared with Fiscal 2017

Marketing and administrative expenses increased by $3.6 million for fiscal year 2018 compared with fiscal year 2017. The increase is the result of credit coverage fees of $653,000 and bad debt of $218,000 that did not occur in the prior year and that were associated with the bankruptcy and liquidation of a major retail customer. The Company also incurred higher overall costs during the current year that were associated with the Carousel Acquisition and the Sassy Acquisition, which included $347,000 and $169,000, respectively, in acquisition costs and amortization expense of $183,000 and $56,000, respectively. The current year also included an increase over the prior year of $90,000 in audit fees associated with the Company’s transition from a smaller reporting company to an accelerated filer for SEC purposes.

Fiscal 2017 Compared with Fiscal 2016

Marketing and administrative expenses for fiscal year 2017 declined by $2.3 million compared with fiscal year 2016. The decrease is primarily related to lower overall compensation costs, which declined in fiscal 2017 by $1.4 million as compared with fiscal year 2016.

Income Tax Expense:

Fiscal 2018 Compared with Fiscal 2017

The Company’s overall provision for income taxes increased to 44.3% during 2018 from 36.7% in 2017.

On December 22, 2017, the President of the United States signed into law the TCJA, which includes a provision to lower the federal corporate income tax rate to 21% effective as of January 1, 2018. As the Company’s fiscal year 2018 ended on April 1, 2018, the lower corporate income tax rate was phased in, resulting in a blended federal statutory rate of 30.75% for fiscal year 2018. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of the Company’s assets and liabilities. The Company’s net deferred income tax assets had previously been recorded based upon the enacted composite federal, state and foreign income tax rate of approximately 37.5% that would have been applied as the financial statement-tax differences began to reverse. Because these differences are now expected to reverse at a composite rate of approximately 24.5%, the Company was required to revalue its net deferred income tax assets. This revaluation resulted in a discrete charge to income tax expense of $377,000 during fiscal year 2018.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of accounting guidelines that require a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

During fiscal year 2016, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in the Company taking a tax position that reflected opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording a discrete reserve for unrecognized tax benefits during fiscal year 2018 of $113,000, as compared with a reserve of $134,000 during fiscal year 2017. Because the tax impact of the revised state apportionment percentages are measured net of federal income taxes, the provision in the TCJA that lowered the federal corporate income tax rate to 21% required the Company to revalue its reserve for unrecognized tax benefits. This revaluation, which the Company believes is complete, resulted in a net discrete charge to income tax expense of $120,000 during fiscal year 2018.

Income tax expense for fiscal year 2018 included a discrete income tax charge of $37,000 and a discrete income tax benefit of $60,000 to reflect the effect of the tax shortfall and the excess tax benefits, respectively, arising from the vesting of non-vested stock, as compared with $248,000 of net excess tax benefits arising from the effect of such items during fiscal year 2017.

Fiscal 2017 Compared with Fiscal 2016

The Company’s provision for income taxes increased slightly to 36.7% during 2017 from 36.4% in 2016. The Company’s effective tax rate for 2017 was beneficially impacted by the early adoption of revised accounting guidance, which resulted in the recognition of discrete income tax benefits amounting to $248,000 to reflect the effect of net excess tax benefits arising from the exercise of stock options and the vesting of non-vested stock during fiscal year 2017.  The Company recorded during 2016 discrete net income tax benefits of approximately $260,000, primarily resulting from the application of more favorable state apportionment percentages to state income tax returns for several prior fiscal years.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top three customers, which represented approximately 65% of the Company’s gross sales in fiscal year 2018, including 15% of sales to Toys-Delaware. On September 18, 2017, TRU and Toys-Delaware filed petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Virginia. On March 14, 2018, TRU filed a motion with the Court seeking authority to close all of the remaining Toys-Delaware stores and distribution centers in the U.S., and to otherwise discontinue, liquidate and wind-down all U.S. operations of Toys-Delaware. The Company had ceased all shipments to Toys-Delaware shortly before the liquidation filing was made. The Company anticipates that the loss of future business with Toys-Delaware may be mitigated by a shift to the Company’s other customers.

A significant downturn experienced by either or both of the Company’s two remaining top customers could lead to pressure on the Company’s revenues. During fiscal years 2018, 2017 and 2016, the Company at times faced higher raw material costs, as well as increases in labor and transportation costs associated with the Company’s sourcing activities in China. Future increases in these costs could adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases. For additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A. of Part I. of this Annual Report on Form 10-K.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities decreased from $10.4 million for the fiscal year ended April 2, 2017 to $2.5 million for the fiscal year ended April 1, 2018. In the current year, the Company experienced an increase in its accounts receivable balances that was $8.1 million higher than the decrease in the prior year.

Net cash provided by operating activities decreased from $11.0 million for the fiscal year ended April 3, 2016 to $10.4 million for the fiscal year ended April 2, 2017. In fiscal year 2017, the Company experienced a decrease in its accounts receivable balances that was $3.5 million higher than the decrease in fiscal year 2016. Offsetting this decrease was an increase in inventory in fiscal year 2018 that was $1.7 million higher than fiscal year 2016, as well as net income that was $1.3 million lower in fiscal year 2017 as compared with fiscal year 2016.

Net cash used in investing activities was $15.5 million in fiscal year 2018 compared with $191,000 in fiscal year 2017. The increase in fiscal year 2018 was due primarily to the payment of the purchase price of $8.7 million for the Carousel Acquisition and $6.5 million for the Sassy Acquisition.

Net cash used in investing activities was $191,000 in fiscal year 2017 compared with $324,000 in fiscal year 2016. The decrease in fiscal year 2017 was primarily due to $123,000 used in fiscal year 2016 to purchase certain intangible assets.

Net cash provided by financing activities was $5.3 million in fiscal year 2018 as compared with $9.9 million used in financing activities in the fiscal year 2017, for an overall swing of $15.2 million. The change was primarily associated with net borrowings on the Company’s revolving line of credit during fiscal year 2018 of $9.5 million and a decrease in dividends paid in fiscal year 2018 of $6.5 million as compared with year 2017.

Net cash used in financing activities increased by $5.0 million to $9.9 million in fiscal year 2017. The increase was primarily associated with an increase in dividends paid in fiscal year 2017 of $6.5 million as compared with fiscal year 2016. Offsetting this amount was a $1.9 million decrease in fiscal year 2017 as compared with fiscal year 2016 that were associated with the surrender to the Company’s treasury of a portion of the shares of non-vested stock that vested and from shares issued upon the exercise of options, which was in consideration of the Company remitting the income tax withholding obligations to the appropriate taxing authorities on behalf of the employees of the Company that exercised options and had non-vested stock that vested.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at April 1, 2018 consisted of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc., of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 2.0%. The financing agreement matures on July 11, 2019 and is secured by a first lien on all assets of the Company. As of April 1, 2018, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 3.67% as of April 1, 2018. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 2.75% as of April 1, 2018, on daily negative balances, if any, held at CIT.

The financing agreement as in effect prior to December 28, 2015 provided for a monthly fee, which was assessed based on 0.125% of the average unused portion of the revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $25,000 during fiscal year 2016. The financing agreement was amended on December 28, 2015 to eliminate the Commitment Fee. As of April 1, 2018, there was a balance of $9.5 million owed on the revolving line of credit, there was no letter of credit outstanding and $13.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of April 2, 2017, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $21.4 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of April 1, 2018.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $223,000, $395,000 and $556,000 during fiscal years 2018, 2017 and 2016, respectively. There were no advances on the factoring agreements at April 1, 2018 or April 2, 2017.

Contractual Obligations

The Company’s contractual obligations as of April 1, 2018 are as follows (in thousands):

	Payments due by period
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Contractual Obligations
Purchase obligations	$-	$-	$-	$-	$-
Long-term debt - principal	9,458	-	9,458	-	-
Long-term debt - estimate of interest	230	180	50	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	3,306	1,453	1,853	-	-
Minimum guaranteed royalties	4,418	2,894	1,524	-	-

Total	$17,412	$4,527	$12,885	$-	$-

Critical Accounting Policies and Estimates

The Company prepares its financial statements to conform with accounting principles generally accepted in the U.S. (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”). References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

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

Revenue Recognition: Sales made directly to consumers are recorded when shipped products have been received by customers. Sales made to retailers are recorded when products are shipped to customers and are reported net of anticipated returns, which are estimated based on historical rates, and other allowances in the accompanying consolidated statements of income. Reserves for returns and other allowances, including cooperative advertising allowances, warehouse allowances, placement fees and volume rebates, are recorded commensurate with sales activity or using the straight-line method, as appropriate, and the cost of such allowances is netted against sales in reporting the results of operations. Shipping costs are included in cost of products sold.

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

Purchase Price Allocations and the Resulting Goodwill: From time to time, the Company has entered into transactions accounted for as business combinations, including in the current year the Carousel Acquisition and the Sassy Acquisition. In connection with a business combination, the Company must prepare an allocation of the cost of the acquisition to the identifiable assets acquired and liabilities assumed, based on estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill.

The amount of goodwill recorded in a business combination can vary significantly depending upon the values attributed to the assets acquired and liabilities assumed. Although goodwill has no useful life and is not subject to a systematic annual amortization against earnings, the Company performs a measurement for impairment of the carrying value of its goodwill annually on the first day of the Company’s fiscal year. An additional impairment test is performed during the year whenever an event or change in circumstances suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value. The annual or interim measurement for impairment of goodwill is performed at the reporting unit level. A reporting unit is either an operating segment or one level below an operating segment. In its annual or interim measurement for impairment of goodwill, the Company conducts a qualitative assessment by examining relevant events and circumstances which could have a negative impact on the Company’s goodwill, which includes macroeconomic conditions, industry and market conditions, commodity prices, cost factors, overall financial performance, reporting unit dispositions and acquisitions, the market capitalization of the Company and other relevant events specific to the Company.

If, after assessing the totality of events or circumstances described above, the Company determines that it is more likely than not that the fair value of either of the Company's reporting units is less than its carrying amount, the two-step goodwill test is performed. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If, after performing the two-step goodwill test, it is determined that the carrying value of goodwill is impaired, the amount of goodwill is reduced and a corresponding charge is made to earnings in the period in which the goodwill is determined to be impaired.

The two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired, and the second step of the test is not required. If necessary, the second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Preparing a purchase price allocation requires estimating the fair values of assets acquired and liabilities assumed in a business combination, a process that requires the Company to make various assumptions. The most significant assumptions relate to the estimated fair values assigned to the assets acquired and liabilities assumed as of the acquisition date. The resulting estimated fair values assigned to assets acquired and liabilities assumed in a purchase price allocation can have a significant effect on results of operations in the future. A future impairment to goodwill would have no effect on the Company’s cash flows, but would result in a decrease in net income for the period in which the impairment is recorded.

Subsequent Valuation of Long-Lived Assets and Identifiable Intangible Assets: In addition to the systematic annual depreciation and amortization of the Company’s fixed assets and identifiable intangible assets, the Company reviews for impairment long-lived assets and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of, if any, are recorded at the lower of net book value or fair market value, less estimated costs to sell at the date management commits to a plan of disposal, and are classified as assets held for sale on the consolidated balance sheets.

Inventory Valuation: On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of products sold in the Company's consolidated statements of income. Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company's financial position and results of operations.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying consolidated statements of income and amounted to $7.2 million, $7.0 million and $9.0 million for fiscal years 2018, 2017 and 2016, respectively.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

For a detailed discussion of market risk and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A. of Part I. of this Annual Report on Form 10-K.

Interest Rate Risk

As of April 1, 2018, the Company had $9.5 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $70,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

Market Concentration Risk

The Company’s financial results are closely tied to sales to the Company’s top three customers, which represented approximately 65% of the Company’s gross sales in fiscal year 2018, including 15% of sales to Toys-Delaware. On September 18, 2017, TRU and Toys-Delaware filed petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Virginia. On March 14, 2018, TRU filed a motion with the Court seeking authority to close all of the remaining Toys-Delaware stores and distribution centers in the U.S., and to otherwise discontinue, liquidate and wind-down all U.S. operations of Toys-Delaware. The Company had ceased all shipments to Toys-Delaware shortly before the liquidation filing was made. The Company anticipates that the loss of future business with Toys-Delaware may be mitigated by a shift to the Company’s other customers. A significant downturn experienced by either or both of the Company’s two remaining top customers could lead to pressure on the Company’s revenues.

For the fiscal year ended April 1, 2018, 52% of the Company’s gross sales consisted of licensed products, which included 34% of sales associated with the Company’s license agreements with Disney. The Company’s results could be materially impacted by the loss of one or more of these licenses.

ITEM 8. Financial Statements and Supplementary Data

Refer to pages 25 and F-1 through F-25 hereof.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act (“ICFR”). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In management’s assessment of ICFR during fiscal year 2018, the Company has excluded an assessment of the ICFR related to the operations of Carousel, which consummated the Carousel Acquisition on August 4, 2017. During fiscal year 2018, the net sales of Carousel were $5.4 million, which was 7.7% of the Company’s total net sales. As of April 1, 2018, the total assets of Carousel amounted to $10.3 million (including $5.7 million in goodwill), which was 18.2% of the Company’s total assets.

In management’s assessment of ICFR during fiscal year 2018, the Company has excluded an assessment of the ICFR related to the operations associated with the Sassy Acquisition, which was consummated on December 15, 2017. During fiscal year 2018, the net sales added as a result of the Sassy Acquisition were $2.1 million, which was 3.0% of the Company’s total net sales. The net assets acquired in the Sassy Acquisition amounted to $6.5 million (including $320,000 in goodwill), which was 11.5% of the Company’s total assets as of April 1, 2018.

Based on management’s assessment of ICFR, taking into account the exclusion of assessments of the ICFR related to the operations of Carousel and the operations associated with the Sassy Acquisition, management has concluded that internal control over financial reporting was effective as of April 1, 2018. The Company’s internal control over financial reporting as of April 1, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8. of this Annual Report on Form 10-K.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and the Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only a reasonable, rather than absolute, assurance that the Company’s financial statements are free of any material misstatement, whether caused by error or fraud.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the Company’s ICFR as required by Rule 13a-15(d) under the Exchange Act and, in connection with such assessment and taking into account the exclusion of assessments of the ICFR related to the operations of Carousel and the operations associated with the Sassy Acquisition referred to above, determined that no changes occurred during the Company’s fiscal quarter ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information with respect to the Company's directors and executive officers will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2018 (the "Proxy Statement") under the captions "Proposal 1 – Election of Directors" and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Board Committees and Meetings” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of April 1, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2006 Omnibus Incentive Plan	105,000	$6.95	0

2014 Omnibus Equity Compensation Plan	290,000	$8.28	671,513

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

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8.:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of April 1, 2018 and April 2, 2017
- Consolidated Statements of Income for the Fiscal Years Ended April 1, 2018, April 2, 2017 and April 3, 2016
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended April 1, 2018, April 2, 2017 and April 3, 2016
- Consolidated Statements of Cash Flows for the Fiscal Years Ended April 1, 2018, April 2, 2017 and April 3, 2016
- Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule

The following financial statement schedule of the Company is filed with this report:

Schedule II — Valuation and Qualifying Accounts	Page 25

All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended April 3, 2016
Allowance for customer deductions	$1,000	$3,495	$3,750	$745

Year Ended April 2, 2017
Allowance for customer deductions	$745	$3,695	$3,665	$775

Year Ended April 1, 2018
Allowance for customer deductions	$775	$3,749	$3,959	$565
Allowance for doubtful accounts	$0	$218	$218	$0

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (12)
3.3	—	Bylaws of the Company, as amended and restated through November 15, 2016. (22)
4.1*	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 14, 2012). (15)
4.2*	—	Form of Non-Qualified Stock Option Agreement (Employees). (5)
4.3*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (17)
4.4*	—	Form of Incentive Stock Option Grant Agreement. (18)
4.5*	—	Form of Non-Qualified Stock Option Grant Agreement. (18)
4.6*	—	Form of Restricted Stock Grant Agreement. (18)
10.1*	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut. (1)
10.2*	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut. (3)
10.3*	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman. (3)
10.4	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.5	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.6	—

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

10.15*	—	Second Amendment to Amended and Restated Employment Agreement dated March 26, 2012 by and between the Company and Nanci Freeman. (14)
10.16	—	Ninth Amendment to Financing Agreement dated May 21, 2013 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (16)

10.17	—	Tenth Amendment to Financing Agreement dated as of December 28, 2015 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (19)
10.18	—	Eleventh Amendment to Financing Agreement dated as of March 31, 2016 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (20)
10.19*	—	Amendment No. 1 to the Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (21)
10.20*	—	Form of Incentive Stock Option Grant Agreement (effective November 2016). (21)
10.21*	—	Form of Nonqualified Stock Option Grant Agreement (effective November 2016). (21)
10.22*	—	Form of Restricted Stock Grant Agreement (effective November 2016). (21)
10.23	—	Joinder Agreement, dated as of August 4, 2017, by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc., Carousel Acquisition, LLC and The CIT Group/Commercial Services, Inc. (23)
10.24	—

Twelfth Amendment to Financing Agreement dated as of December 15, 2017 by and among the Company, Hamco, Inc., Carousel Designs, LLC, Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (24)

14.1	—	Code of Ethics. (3)
21.1	—	Subsidiaries of the Company. (25)
23.1	—	Consent of KPMG LLP. (25)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (25)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (25)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (26)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (26)
101	—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 1, 2018, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)Consolidated Statements of Income;

(ii)Consolidated Balance Sheets;

(iii)Consolidated Statements of Changes in Shareholders’ Equity;

(iv)Consolidated Statements of Cash Flows; and

(v)Notes to Consolidated Financial Statements.

_______________

*	Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.
(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(5)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 30, 2012.
(15)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(17)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(18)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2016.
(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(22)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 16, 2016.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 7, 2017.
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 18, 2017.
(25)	Filed herewith.
(26)	Furnished herewith.

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

By:   /s/ E. Randall Chestnut

E. Randall Chestnut

Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 13, 2018
E. Randall Chestnut
/s/ Olivia W. Elliott	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 13, 2018
Olivia W. Elliott

/s/ Sidney Kirschner	Director	June 13, 2018
Sidney Kirschner

/s/ Zenon S. Nie	Director	June 13, 2018
Zenon S. Nie

/s/ Donald Ratajczak	Director	June 13, 2018
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 13, 2018
Patricia Stensrud

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Crown Crafts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the Company) as of April 1, 2018 and April 2, 2017, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended April 1, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 1, 2018 and April 2, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended April 1, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 1, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 13, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Baton Rouge, Louisiana

June 13, 2018

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Crown Crafts, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Crown Crafts, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of April 1, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2018 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 1, 2018 and April 2, 2017, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended April 1, 2018, and related notes and financial statement schedule II, and our report dated June 13, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company completed business combinations with Carousel Designs, LLC (Carousel) and Sassy 14, LLC (Sassy) during fiscal year 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 1, 2018, both Carousel and Sassy’s internal controls over financial reporting associated with Carousel’s total assets of $10.3 million and net sales of $5.4 million and Sassy’s acquired assets of $6.5 million and net sales of $2.1 million included in the consolidated financial statements of the Company as of and for the year ended April 1, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Carousel and Sassy.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the Company’s internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ KPMG LLP

Baton Rouge, Louisiana

June 13, 2018

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 1, 2018 AND APRIL 2, 2017

(amounts in thousands, except share and per share amounts)

	April 1, 2018	April 2, 2017

ASSETS
Current assets:
Cash and cash equivalents	$215	$7,892
Accounts receivable (net of allowances of $565 at April 1, 2018 and $775 at April 2, 2017):
Due from factor	15,447	14,921
Other	3,051	693
Inventories	19,788	15,821
Prepaid expenses	1,253	1,783
Total current assets	39,754	41,110

Property, plant and equipment - at cost:
Vehicles	268	247
Leasehold improvements	272	248
Machinery and equipment	4,010	2,396
Furniture and fixtures	799	789
Property, plant and equipment - gross	5,349	3,680
Less accumulated depreciation	3,571	3,239
Property, plant and equipment - net	1,778	441

Finite-lived intangible assets - at cost:
Tradename and trademarks	3,667	1,987
Customer relationships	7,374	5,534
Other finite-lived intangible assets	3,159	1,699
Finite-lived intangible assets - gross	14,200	9,220
Less accumulated amortization	6,928	6,092
Finite-lived intangible assets - net	7,272	3,128

Goodwill	7,125	1,126
Deferred income taxes	532	1,240
Other	120	139
Total Assets	$56,581	$47,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,766	$5,149
Accrued wages and benefits	842	799
Accrued royalties	793	353
Dividends payable	807	803
Income taxes payable	40	224
Other accrued liabilities	540	245
Total current liabilities	6,788	7,573

Non-current liabilities:
Long-term debt	9,458	-
Reserve for unrecognized tax liabilities	1,017	688
Total non-current liabilities	10,475	688

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at April 1, 2018 and April 2, 2017; Issued 12,493,789 shares at April 1, 2018 and 12,423,539 shares at April 2, 2017	125	124
Additional paid-in capital	52,874	52,220
Treasury stock - at cost - 2,408,025 shares at April 1, 2018 and 2,401,066 shares at April 2, 2017	(12,231)	(12,175)
Accumulated Deficit	(1,450)	(1,246)
Total shareholders' equity	39,318	38,923
Total Liabilities and Shareholders' Equity	$56,581	$47,184

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED APRIL 1, 2018, APRIL 2, 2017 and APRIL 3, 2016

(amounts in thousands, except per share amounts)

	2018	2017	2016

Net sales	$70,270	$65,978	$84,342
Cost of products sold	50,491	46,567	60,529
Gross profit	19,779	19,411	23,813
Marketing and administrative expenses	14,272	10,711	13,025
Income from operations	5,507	8,700	10,788
Other income (expense):
Interest expense	(162)	(68)	(58)
Interest income	79	134	69
Foreign exchange (loss) gain	(3)	26	(62)
Other - net	-	4	7
Income before income tax expense	5,421	8,796	10,744
Income tax expense	2,400	3,224	3,915
Net income	$3,021	$5,572	$6,829

Weighted average shares outstanding:
Basic	10,072	10,013	10,017
Effect of dilutive securities	7	28	21
Diluted	10,079	10,041	10,038

Earnings per share:
Basic	$0.30	$0.56	$0.68

Diluted	$0.30	$0.55	$0.68

Cash dividends declared per share	$0.32	$0.72	$0.57

See notes consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FISCAL YEARS ENDED APRIL 1, 2018, APRIL 2, 2017 AND APRIL 3, 2016

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(Dollar amounts in thousands)
Balances - March 29, 2015	12,030,302	$120	(1,964,886)	$(8,390)	$48,561	$(719)	$39,572

Issuance of shares	221,532	3			983		986
Stock-based compensation					906		906
Net tax effect of stock-based compensation					273		273
Acquisition of treasury stock			(337,305)	(2,838)			(2,838)
Net income						6,829	6,829
Dividends declared on common stock - $0.57 per share						(5,709)	(5,709)

Balances - April 3, 2016	12,251,834	$123	(2,302,191)	$(11,228)	$50,723	$401	$40,019

Issuance of shares	171,705	1			893		894
Stock-based compensation					604		604
Acquisition of treasury stock			(98,875)	(947)			(947)
Net income						5,572	5,572
Dividends declared on common stock - $0.72 per share						(7,219)	(7,219)

Balances - April 2, 2017	12,423,539	124	(2,401,066)	(12,175)	52,220	(1,246)	38,923

Issuance of shares	70,250	1			115		116
Stock-based compensation					539		539
Acquisition of treasury stock			(6,959)	(56)			(56)
Net income						3,021	3,021
Dividends declared on common stock - $0.32 per share						(3,225)	(3,225)

Balances - April 1, 2018	12,493,789	$125	(2,408,025)	$(12,231)	$52,874	$(1,450)	$39,318

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED APRIL 1, 2018, APRIL 2, 2017 AND APRIL 3, 2016

(amounts in thousands)

	2018	2017	2016
Operating activities:
Net income	$3,021	$5,572	$6,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	333	178	310
Amortization of intangibles	836	754	748
Deferred income taxes	708	697	165
Loss (gain) on sale of property, plant and equipment	2	5	(15)
Reserve for unrecognized tax benefits	329	199	211
Stock-based compensation	539	604	906
Tax shortfall from stock-based compensation	-	-	(5)
Changes in assets and liabilities:
Accounts receivable	(2,884)	5,182	1,575
Inventories	297	(1,036)	683
Prepaid expenses	655	(94)	217
Other assets	19	54	(60)
Accounts payable	(1,702)	509	168
Accrued liabilities	300	(2,235)	(716)
Net cash provided by operating activities	2,453	10,389	11,016
Investing activities:
Capital expenditures for property, plant and equipment	(221)	(191)	(232)
Proceeds from sale of property, plant and equipment	-	-	31
Payment for acquisitions, net of liabilities assumed	(15,245)	-	(123)
Net cash used in investing activities	(15,466)	(191)	(324)
Financing activities:
Repayments under revolving line of credit	(15,913)	-	-
Borrowings under revolving line of credit	25,371	-	-
Purchase of treasury stock	(56)	(947)	(2,838)
Issuance of common stock	-	786	846
Excess tax benefit from stock-based compensation	-	-	278
Payments on capital leases	(845)	-	-
Dividends paid	(3,221)	(9,719)	(3,211)
Net cash provided by (used in) financing activities	5,336	(9,880)	(4,925)
Net (decrease) increase in cash and cash equivalents	(7,677)	318	5,767
Cash and cash equivalents at beginning of period	7,892	7,574	1,807
Cash and cash equivalents at end of period	$215	$7,892	$7,574

Supplemental cash flow information:
Income taxes paid	$1,671	$3,037	$4,107
Interest paid	67	2	56

Noncash financing activities:
Dividends declared but unpaid	(807)	(803)	(3,303)
Compensation paid as common stock	116	108	140

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Crown Crafts, Inc. (the “Company”) operates indirectly through its wholly-owned subsidiaries, Hamco, Inc. (“Hamco”), Carousel Designs, LLC (“Carousel”) and Crown Crafts Infant Products, Inc. (“CCIP”), in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers, as well as directly to consumers through www.babybedding.com. The Company’s products marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and have been prepared pursuant to accounting principles generally accepted in the U.S. (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”). References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

Reclassifications:  The Company has classified certain prior year information to conform to the amounts presented in the current year.  None of the changes impact the Company's previously reported financial position or results of operations.

Fiscal Year: The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2018” or “2018” represent the 52-week period ended April 1, 2018, references to “fiscal year 2017” or “2017” represent the 52-week period ended April 2, 2017 and references to “fiscal year 2016” or “2016” represent the 53-week period ended April 3, 2016.

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

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for fiscal years 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Bedding, blankets and accessories	$43,486	$42,381	$59,020
Bibs, bath, developmental toy, feeding, baby care and disposable products	26,784	23,597	25,322
Total net sales	$70,270	$65,978	$84,342

Other Accrued Liabilities: An amount of $540,000 was recorded as other accrued liabilities as of April 1, 2018. Of this amount, $292,000 reflected unearned revenue recorded for payments from customers that were received before products were shipped. Other accrued liabilities as of April 1, 2018 also includes a reserve for customer returns of $8,000 and unredeemed store credits and gift certificates totaling $22,000. The Company reduces its liabilities for store credits and gift certificates, and recognizes the associated revenue, at the earlier of their redemption by customers, their expiration or when their likelihood of redemption becomes remote, generally two years from the date of issuance.

Revenue Recognition:   Sales made directly to consumers are recorded when shipped products have been received by customers. Sales made to retailers are recorded when products are shipped to customers and are reported net of anticipated returns, which are estimated based on historical rates, and other allowances in the accompanying consolidated statements of income. Reserves for returns and other allowances, including cooperative advertising allowances, warehouse allowances, placement fees and volume rebates, are recorded commensurate with sales activity or using the straight-line method, as appropriate, and the cost of such allowances is netted against sales in reporting the results of operations. Shipping costs are included in cost of products sold.

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

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company’s management must make estimates of the uncollectiblity of its non-factored accounts receivable, which it accomplishes by specifically analyzing accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. On September 18, 2017, Toys “R” Us, Inc. (“TRU”) filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Court”). On March 14, 2018, TRU filed a motion with the Court seeking authority to close its remaining stores and distribution centers in the U.S., and to otherwise discontinue, liquidate and wind-down all U.S. operations.

As described below in Note 3 – Financing Arrangements, the Company entered into a series of agreements with JPMorgan Chase Bank, N.A. (“Chase”) wherein the Company had the right to sell, and Chase had the obligation to purchase, certain claims that could arise if accounts receivable amounts owed by an affiliate company of TRU to the Company became uncollectible (subject to certain specified limits). As a result of the TRU bankruptcy and liquidation, the Company during fiscal year 2018 exercised its rights under these agreements and simultaneously recorded and charged off provisions for doubtful accounts for a portion of the amounts owed that were in excess of the limits covered by the agreements that the Company estimated to be uncollectible in the amount of $218,000. The Company did not record a provision for doubtful accounts for either of fiscal years 2017 or 2016.

The Company’s accounts receivable at April 1, 2018 amounted to $18.5 million, net of allowances of $565,000. Of this amount, $15.4 million was due from CIT under the factoring agreements, which amount represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements.

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate value of the Company's inventory balances. Such amounts are presented as a current asset in the accompanying consolidated balance sheets and are a direct determinant of cost of products sold in the accompanying consolidated statements of income and, therefore, have a significant impact on the amount of net income reported in the accounting periods. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs to design, develop, source and store the product until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired, and the average cost method for a portion of the Company’s inventory.

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

Purchase Price Allocations and the Resulting Goodwill: The Company's strategy includes, when appropriate, entering into transactions accounted for as business combinations.  In connection with a business combination, the Company prepares an allocation of the cost of the acquisition to the identifiable assets acquired and liabilities assumed, based on estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill.

The amount of goodwill recorded in a business combination can vary significantly depending upon the values attributed to the assets acquired and liabilities assumed. Although goodwill has no useful life and is not subject to a systematic annual amortization against earnings, the Company performs a measurement for impairment of the carrying value of its goodwill annually on the first day of the Company’s fiscal year. An additional impairment test is performed during the year whenever an event or change in circumstances suggest that the fair value of the goodwill of either of the reporting units of the Company has more likely than not fallen below its carrying value. The annual or interim measurement for impairment of goodwill is performed at the reporting unit level. A reporting unit is either an operating segment or one level below an operating segment. In its annual or interim measurement for impairment of goodwill, the Company conducts a qualitative assessment by examining relevant events and circumstances which could have a negative impact on the Company’s goodwill, which includes macroeconomic conditions, industry and market conditions, commodity prices, cost factors, overall financial performance, reporting unit dispositions and acquisitions, the market capitalization of the Company and other relevant events specific to the Company.

If, after assessing the totality of events or circumstances described above, the Company determines that it is more likely than not that the fair value of either of the Company's reporting units is less than its carrying amount, the two-step goodwill test is performed. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If, after performing the two-step goodwill test, it is determined that the carrying value of goodwill is impaired, the amount of goodwill is reduced and a corresponding charge is made to earnings in the period in which the goodwill is determined to be impaired.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are associated with the Company’s online business are recorded as incurred. Advertising expense is included in other marketing and administrative expenses in the consolidated statements of income and amounted to $1.3 million, $742,000 and $931,000 for fiscal years 2018, 2017 and 2016, respectively.

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

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment as of April 1, 2018 were the tax years ended April 1, 2018, April 2, 2017, April 3, 2016, March 29, 2015, March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011.

The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period in which the tax rates are changed. On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which includes a provision to lower the federal corporate income tax rate to 21% effective as of January 1, 2018. Because the Company’s fiscal year 2018 ended on April 1, 2018, the lower corporate income tax rate was phased in, resulting in a blended federal statutory rate of 30.75% for fiscal 2018.

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has recognized the effect of the TCJA on the Company’s net deferred income tax assets, which as of October 2, 2017 and April 2, 2017 had been recorded based upon the pre-TCJA enacted composite federal, state and foreign income tax rate of approximately 37.5% that would have been applied as the financial statement and tax differences began to reverse. Because most of these differences are now estimated to reverse at a composite rate of approximately 24.5%, the Company was required to revalue its net deferred income tax assets. This revaluation resulted in a discrete charge to income tax expense of $377,000 during fiscal year 2018.

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

During fiscal year 2016, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in a tax position that reflects opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording during fiscal years 2018 and 2017 reserves for unrecognized tax benefits of $113,000 and $134,000, respectively, in the accompanying consolidated financial statements. During fiscal year 2016, the Company recorded a gross reserve for unrecognized tax benefits of $773,000, less an offset of $573,000 to reflect state income tax overpayments net of the federal income tax impact, for a net reserve for unrecognized tax benefits of $200,000. Because the tax impact of the revised state apportionment percentages are measured net of federal income taxes, the provision in the TCJA that lowered the federal corporate income tax rate to 21% required the Company to revalue its reserve for unrecognized tax benefits. This revaluation resulted in a net discrete charge to income tax expense of $120,000 during fiscal year 2018.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2018, 2017 and 2016, the Company accrued $96,000, $65,000 and $11,000, respectively, for interest expense and penalties on the portion of the unrecognized tax benefit that has been refunded to the Company but for which the relevant statute of limitations remained unexpired. No interest expense or penalties are accrued with respect to estimated unrecognized tax benefits that are associated with state income tax overpayments that remain receivable.

In December 2016, the Company received notification from the State of California of its intention to examine the Company’s consolidated income tax returns for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. The ultimate resolution of the examination could include administrative or legal proceedings. Although management believes that the calculations and positions taken on these and all other filed income tax returns are reasonable and justifiable, the outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax benefits is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, the reversal of all or a portion of the Company’s reserve for unrecognized tax benefits could result in a favorable impact on its future results of operations.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold and amounted to $7.2 million, $7.0 million and $9.0 million for fiscal years 2018, 2017 and 2016, respectively.

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

Recently Issued Accounting Standards:   On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing GAAP guidance on revenue recognition and which will require the use of more estimates and judgments, as well as additional disclosures. When issued, ASU No. 2014-09 was to become effective in the fiscal year beginning after December 15, 2016, but on August 12, 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided for a one-year deferral of ASU No. 2014-09. Early adoption was originally not permitted in ASU No. 2014-09, but ASU No. 2015-14 permits early adoption in the first interim period of the fiscal year beginning after December 15, 2016.

ASU No. 2014-09 will require revenue to be recognized by an entity when a customer obtains control of promised products in an amount that reflects the consideration the entity expects to receive in exchange for those products and permits the use of either the retrospective or modified retrospective method. The Company expects to adopt ASU No. 2014-09 on April 2, 2018 on a modified retrospective basis. The Company has evaluated the guidance of ASU No. 2014-09 against its existing accounting policies and practices related to revenue recognition, including a review of customer purchase orders, invoices, shipping terms and other contractual agreements with customers. Based upon this evaluation, the Company does not expect that the adoption of ASU No. 2014-09 will have a material impact on the Company’s financial position or the amount or timing of its recognition of revenue. The Company anticipates that the disclosures related to its accounting policies and practices associated with revenue recognition will be enhanced.

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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will increase transparency and comparability by requiring an entity to recognize lease assets and lease liabilities on its balance sheet and by requiring the disclosure of key information about leasing arrangements. Under the provisions of ASU No. 2016-02, the Company will be required to capitalize most of its current operating lease obligations as right-of-use assets with corresponding liabilities based upon the present value of the future cash outflows associated with such operating lease obligations. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2018. The ASU is to be applied using a modified retrospective approach, and early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU No. 2016-02 will have on its financial position, results of operations and related disclosures.

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the objective of which is to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. Because this methodology restricted the recognition of credit losses that are expected, but did not yet meet the “probable” threshold, ASU No. 2016-13 was issued to require the consideration of a broader range of reasonable and supportable information when determining estimates of credit losses. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2019. The ASU is to be applied using a modified retrospective approach, and the ASU may be early-adopted as of the first interim period of the fiscal year beginning after December 15, 2018. Although the Company has not determined the full impact of the adoption of ASU No. 2016-13, because the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT, the Company does not believe that the adoption of ASU No. 2016-13 will have a significant impact on the Company’s financial position, results of operations and related disclosures.

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

The intent of ASU No. 2017-04 was to simplify the process of measuring goodwill for impairment by eliminating the second step from the goodwill impairment test. Instead, an entity should perform its annual or interim measurement of goodwill for impairment by comparing the estimated fair value of each reporting unit of the entity with its carrying value. If the carrying value of a reporting unit of an entity exceeds its estimated fair value, then an impairment charge is calculated as the difference between the carrying value of the reporting unit and its estimated fair value, not to exceed the goodwill of the reporting unit. The ASU is to be applied on a prospective basis and was to have become effective for the first interim period of the fiscal year beginning after December 15, 2019, but it could have been early-adopted as of the date of the first interim or annual measurement of goodwill for impairment performed on or after January 1, 2017. The Company elected to early-adopt ASU No. 2017-04 effective as of April 3, 2017, which did not have an impact on its financial position or results of operations.

The Company has determined that all other ASU’s issued which had become effective as of May 10, 2018, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 - Financing Arrangements

Master Stand-by Claims Purchase Agreements: On May 16, 2017, the Company entered into an agreement (the “First Agreement”) with Chase wherein the Company had the right to sell, and Chase had the obligation to purchase, certain claims that could arise if accounts receivable amounts owed by Toys R Us-Delaware, Inc. (“Toys-Delaware”), an affiliated company of TRU, to the Company became uncollectible. The First Agreement would have expired on September 20, 2018 and carried a fee of 1.65% per month of the limit of $1.8 million of accounts receivable due from Toys-Delaware. On September 18, 2017, TRU and Toys-Delaware filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”). Pursuant to the terms of the First Agreement, the Bankruptcy Filing allowed the Company to exercise its right to sell to Chase the claim that arose as a result of the Bankruptcy Filing, which amounted to $866,000 payable to the Company (the “First Exercise”). Of this amount, $755,000 remained payable to the Company by Chase as of April 1, 2018 under customary closing procedures and has been classified as other accounts receivable in the accompanying consolidated balance sheets. The First Exercise resulted in the acceleration of the recognition of the remaining unpaid fees owed under the First Agreement. During fiscal year 2018, the Company recognized $480,000 in fees under the First Agreement, which are included in marketing and administrative expenses in the accompanying consolidated statements of income.

On September 19, 2017, the Company entered into an agreement (the “Second Agreement”) with Chase wherein the Company has the right to sell, and Chase has the obligation to purchase, certain accounts receivable claims that could arise if Toys-Delaware converts its Chapter 11 case to Chapter 7 of the U.S. Bankruptcy Code or takes certain other specified actions. The Second Agreement would have expired on March 31, 2018 and carried a fee of 1.50% per month of the limit of $1.8 million of accounts receivable due from Toys-Delaware. On March 14, 2018, TRU filed a motion with the Court seeking authority to close the remaining Toys-Delaware stores and distribution centers in the U.S., and to otherwise discontinue, liquidate and wind-down all U.S. operations of Toys-Delaware.

Pursuant to the terms of the Second Agreement, the liquidation filing allowed the Company to exercise its right to sell to Chase the claim under the Second Agreement that arose as a result of the liquidation filing, which amounted to $1.8 million. This amount remained payable to the Company by Chase as of April 1, 2018 under customary closing procedures and has been classified as other accounts receivable in the accompanying consolidated balance sheets. During fiscal year 2018, the Company recognized $173,000 in fees under the Second Agreement, which are included in marketing and administrative expenses in the accompanying consolidated statements of income.

Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. Credit losses are borne by CIT with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $223,000, $395,000 and $556,000 during fiscal years 2018, 2017 and 2016, respectively. There were no advances on the factoring agreements at either April 2, 2017 or April 3, 2016.

Credit Facility: The Company’s credit facility at April 1, 2018 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 2.0%. The financing agreement matures on July 11, 2019 and is secured by a first lien on all assets of the Company. As of April 1, 2018, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 3.67% as of April 1, 2018. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 2.75% as of April 1, 2018, on daily negative balances, if any, held at CIT.

The financing agreement as in effect prior to December 28, 2015 provided for a monthly fee, which was assessed based on 0.125% of the average unused portion of the revolving line of credit, less any outstanding letters of credit (the “Commitment Fee”). The Commitment Fee amounted to $25,000 during fiscal year 2016. The financing agreement was amended on December 28, 2015 to eliminate the Commitment Fee. As of April 1, 2018, there was a balance of $9.5 million owed on the revolving line of credit, the entirety of which will mature during fiscal year 2020. There was no letter of credit outstanding and $13.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of April 2, 2017, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $21.4 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of April 1, 2018.

Note 4 – Acquisitions

Carousel: On August 4, 2017, Carousel Acquisition, LLC, a newly formed subsidiary of the Company, acquired substantially all of the assets and business, and assumed certain specified liabilities, of a privately held manufacturer and online retailer of infant and toddler bedding based in Douglasville, Georgia, which was at that time named Carousel Designs, LLC (the “Carousel Acquisition”). On August 11, 2017, the seller of such assets having relinquished its rights to its name as part of the terms of the acquisition transaction, Carousel Acquisition, LLC changed its name to Carousel Designs, LLC.

The Company anticipates that certain synergies, including administrative and capital efficiencies, may be achieved as a result of the Company’s control of the combined assets and that the Company will benefit from the direct-to-consumer opportunities that will result from the Carousel Acquisition. Carousel paid an acquisition cost of $8.7 million from cash on hand and assumed certain specified liabilities relating to the business. Carousel also recognized as expense $347,000 of costs associated with the acquisition during 2018, which is included in marketing and administrative expenses in the accompanying consolidated statements of income.

The Carousel Acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations. The Company is currently determining the allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which has been preliminarily determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired were determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. Certain data necessary to complete the acquisition cost allocation is not yet available, including the valuation of pre-acquisition contingencies and the final appraisals and valuations of assets acquired and liabilities assumed.

The following table represents the Company’s allocation of the acquisition cost (in thousands) to the identifiable assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. The excess of the acquisition cost over the estimated fair value of the identifiable net assets acquired is reflected as goodwill.

Tangible assets:
Inventory	$967
Prepaid expenses	5
Fixed assets	1,068
Total tangible assets	2,040
Amortizable intangible assets:
Tradename	1,100
Developed technology	1,100
Non-compete covenants	360
Total amortizable intangible assets	2,560
Goodwill	5,679
Total acquired assets	10,279

Liabilities assumed:
Accounts payable	319
Accrued wages and benefits	59
Unearned revenue	271
Other accrued liabilities	60
Capital leases	845
Total liabilities assumed	1,554
Net acquisition cost	$8,725

During the purchase price measurement period, the Company recorded an adjustment to decrease amortizable intangible assets acquired by $300,000, with a corresponding offset to goodwill, based on information obtained that existed at the acquisition date.  The Company expects to complete the acquisition cost allocation during the 12-month period following the acquisition date, during which time the values of the assets acquired and liabilities assumed, including the goodwill, may need to be revised as appropriate.  Based upon the preliminary allocation of the acquisition cost, the Company has recognized $5.7 million of goodwill, the entirety of which has been assigned to the reporting unit of the Company that produces and markets infant and toddler bedding, blankets and accessories, and the entirety of which is expected to be deductible for income tax purposes.

In connection with the Carousel Acquisition, Carousel paid off capital leases amounting to $845,000 that were associated with certain fixed assets that were acquired.  The Carousel Acquisition resulted in net sales of $5.4 million during fiscal year 2018. Carousel recorded amortization expense associated with the acquired amortizable intangible assets in the amount of $183,000 during fiscal 2018, which is included in marketing and administrative expenses in the accompanying consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the developed technology, 5 years for the non-compete agreements and 11 years on a weighted-average basis for the grouping taken together.

Sassy: On December 15, 2017, Hamco acquired certain assets associated with the Sassy®-branded developmental toy, feeding and baby care product line from Sassy 14, LLC and assumed certain related liabilities (the “Sassy Acquisition”). The Company anticipates that certain synergies, including administrative and capital efficiencies, may be achieved as a result of the Company’s acquisition of the Sassy product line and that the Company will benefit from the added diversity to the Company’s portfolio of products. The Company further anticipates that the Sassy Acquisition will strengthen the Company’s overall position in the infant and juvenile products market. Hamco paid an acquisition cost of $6.5 million from a combination of cash on hand and the revolving line of credit. Hamco also recognized as expense $169,000 of costs associated with the acquisition during fiscal year 2018, which is included in marketing and administrative expenses in the accompanying consolidated statements of income.

The Sassy Acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations. The Company is currently determining the allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which has been preliminarily determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired were determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. Certain data necessary to complete the acquisition cost allocation is not yet available, including the valuation of pre-acquisition contingencies and the final appraisals and valuations of assets acquired and liabilities assumed.

The following table represents the Company’s preliminary allocation of the acquisition cost (in thousands) to the identifiable assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. The excess of the acquisition cost over the estimated fair value of the identifiable net assets acquired is reflected as goodwill.

Tangible assets:
Inventory	$3,297
Prepaid expenses	120
Fixed assets	383
Total tangible assets	3,800
Amortizable intangible assets:
Tradename	580
Customer relationships	1,840
Total amortizable intangible assets	2,420
Goodwill	320
Total acquired assets	6,540
Liabilities assumed:
Accrued wages	20
Net acquisition cost	$6,520

The Company expects to complete the acquisition cost allocation during the 12-month period following the acquisition date, during which time the values of the assets acquired and liabilities assumed, including the goodwill, may need to be revised as appropriate.

Based upon the preliminary allocation of the acquisition cost, the Company has recognized $320,000 of goodwill, the entirety of which has been assigned to the reporting unit of the Company that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products, and the entirety of which is expected to be deductible for income tax purposes.

The Sassy Acquisition resulted in net sales of $2.1 million of developmental toy, feeding and baby care products during 2018. Hamco recorded amortization expense associated with the amortizable intangible assets acquired in the Sassy Acquisition in the amount of $56,000 during fiscal year 2018, which is included in marketing and administrative expenses in the accompanying consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the customer relationships and 11 years on a weighted-average basis for the grouping taken together.

Note 5 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “401(k) Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The 401(k) Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the 401(k) Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Company’s Board of Directors (the “Board”) determines the portion, if any, of employee contributions that will be matched by the Company. For calendar year 2015, the employer matching contributions represented an amount equal to 100% of the first 2% of employee contributions and 50% of the next 1% of employee contributions to the 401(k) Plan. For calendar years 2018, 2017 and 2016, the employer matching contributions are equal to 100% of the first 2% of employee contributions and 50% of the next 3% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account, then the unvested portion of the matching employer amount in their account is forfeited when the employee receives a distribution from their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company's matching contributions to the 401(k) Plan, net of the utilization of forfeitures, were $223,000, $252,000 and $203,000 for fiscal years 2018, 2017 and 2016, respectively.

Note 6 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of April 2, 2017 amounted to $24.0 million, which was increased by $5.7 million and $320,000 as a result of the Carousel Acquisition and the Sassy Acquisition, respectively, as the excess of the acquisition cost over the fair values of the identifiable tangible and intangible assets acquired. Thus, as of April 1, 2018, the goodwill of the reporting units of the Company amounted to $30.0 million, which is reflected in the consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

On April 3, 2017, the Company performed the annual measurement for impairment of the goodwill of its reporting units and concluded that the estimated fair value of each of the Company’s reporting units exceeded their carrying values, and thus the goodwill of the Company’s reporting units was not impaired as of that date.

Other Intangible Assets: Other intangible assets as of April 1, 2018 and April 2, 2017 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of April 1, 2018 and April 2, 2017, the amortization expense for fiscal years 2018, 2017 and 2016 and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

	Gross Amount		Accumulated Amortization		Amortization Expense Fiscal Year Ended
	April 1,	April 2,	April 1,	April 2,	April 1,	April 2,	April 3,
	2018	2017	2018	2017	2018	2017	2016
Tradename and trademarks	$3,667	$1,987	$1,270	$1,066	$204	$133	$132
Developed technology	1,100	-	73	-	73	-	-
Non-compete covenants	458	98	122	67	55	7	7
Patents	1,601	1,601	673	565	108	107	108
Customer relationships	7,374	5,534	4,790	4,394	396	507	501
Total other intangible assets	$14,200	$9,220	$6,928	$6,092	$836	$754	$748

Classification within the accompanying consolidated statements of income:
Cost of products sold					$7	$7	$7
Marketing and administrative expenses					829	747	741
Total amortization expense					$836	$754	$748

The Company estimates that its amortization expense will be $854,000, $854,000, $790,000, $765,000 and $689,000 in fiscal years 2019, 2020, 2021, 2022 and 2023, respectively.

Note 7 – Inventories

Major classes of inventory were as follows (in thousands):

	April 1, 2018	April 2, 2017
Raw Materials	$875	$42
Work in Process	134	-
Finished Goods	18,779	15,779
Total inventory	$19,788	$15,821

Note 8 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Board, which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of options) and other terms of individual awards. At April 1, 2018, 672,000 shares of the Company’s common stock were available for future issuance under the 2014 Plan.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. During fiscal years 2018, 2017 and 2016, the Company recorded $539,000, $604,000 and $906,000 of stock-based compensation, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of April 1, 2018.

Stock Options: The following table represents stock option activity for fiscal years 2018, 2017 and 2016:

	Fiscal Year Ended April 1, 2018		Fiscal Year Ended April 2, 2017		Fiscal Year Ended April 3, 2016
	Weighted-		Weighted-		Weighted-
	Average	Number of	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$8.35	322,500	$7.64	305,000	$6.83	330,000
Granted	7.35	140,000	9.60	120,000	8.38	110,000
Exercised	-	-	7.67	(102,500)	6.27	(135,000)
Forfeited	9.05	(67,500)	-	-	-	-
Outstanding at End of Period	7.93	395,000	8.35	322,500	7.64	305,000
Exercisable at End of Period	7.94	220,000	7.33	147,500	6.72	112,500

The total intrinsic value of the stock options exercised during fiscal years 2017 and 2016 was $214,000, and $300,000, respectively. As of April 1, 2018, the intrinsic value of the outstanding and exercisable stock options was $22,000 and $15,000, respectively.

There were no options exercised during fiscal year 2018. The Company received no cash from the exercise of stock options during either fiscal year 2017, or 2016. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash of $75,000 and $118,000 to remit the required income tax withholding amounts from “cashless” option exercises during fiscal years 2017 and 2016, respectively.

Because the cash remitted on behalf of the participant to satisfy his or her income tax withholding obligations does not exceed the maximum statutory tax rates in the applicable jurisdictions multiplied by the taxable income that arose from the option exercise, the Company's stock-based awards qualify for equity classification, as opposed to classification as a liability.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options awarded to certain employees during fiscal years 2018, 2017 and 2016, which options vest over a two-year period, assuming continued service.

	Stock Options Issued to Employees During Fiscal Years
	2018			2017	2016
Number of options issued	10,000	20,000	110,000	120,000	110,000
Grant date	December 18, 2017	August 4, 2017	June 8, 2017	June 8, 2016	June 12, 2015
Dividend yield	4.92%	5.77%	4.13%	3.33%	3.82%
Expected volatility	25.00%	25.00%	25.00%	20.00%	20.00%
Risk free interest rate	1.94%	1.51%	1.47%	0.93%	1.12%
Contractual term (years)	10.00	10.00	10.00	10.00	10.00
Expected term (years)	3.00	3.00	3.00	3.00	3.00
Forfeiture rate	5.00%	5.00%	5.00%	5.00%	5.00%
Exercise price (grant-date closing price) per option	$6.50	$5.55	$7.75	$9.60	$8.38
Fair value per option	$0.59	$0.50	$0.85	$0.94	$0.77

For the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended April 1, 2018
Options Granted in Fiscal Year	Cost of Products Sold	Marketing & Administrative Expenses	Total Expense
2016	$6	$1	$7
2017	26	15	41
2018	17	19	36

Total stock option compensation	$49	$35	$84

	Fiscal Year Ended April 2, 2017
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2015	$14	$12	$26
2016	23	19	42
2017	25	17	42

Total stock option compensation	$62	$48	$110

	Fiscal Year Ended April 3, 2016
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2014	$7	$7	$14
2015	54	45	99
2016	17	14	31

Total stock option compensation	$78	$66	$144

A summary of stock options outstanding and exercisable as of April 1, 2018 is as follows:

Exercise Price			Number of Options Outstanding	Weighted- Avg. Remaining Contractual Life in Years	Weighted- Avg. Exercise Price of Options Outstanding	Number of Options Exercisable	Weighted- Avg. Exercise Price of Options Exercisable
$4.00	-	4.99	5,000	3.19	$4.81	5,000	$4.81
$5.00	-	5.99	40,000	6.77	$5.49	20,000	$5.42
$6.00	-	6.99	30,000	6.71	$6.26	20,000	$6.14
$7.00	-	7.99	160,000	8.07	$7.81	60,000	$7.90
$8.00	-	8.99	70,000	7.20	$8.38	70,000	$8.38
$9.00	-	9.99	90,000	8.19	$9.60	45,000	$9.60
			395,000	7.65	$7.93	220,000	$7.94

As of April 1, 2018, total unrecognized stock-option compensation costs amounted to $75,000, which will be recognized as the underlying stock options vest over a weighted-average period of 7.3 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number	Fair Value
of Shares	per Share	Grant Date
28,000	$5.50	August 9, 2017
28,000	10.08	August 10, 2016
28,000	8.20	August 12, 2015
28,000	7.97	August 11, 2014
28,000	6.67	August 14, 2013

These shares vest over a two-year period, assuming continued service. The fair value of non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant. In each of August 2017, 2016 and 2015, 28,000 shares that had been granted to the Company’s non-employee directors vested, having an aggregate value of $157,000, $281,000 and $226,000, respectively.

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

Fiscal Year	Shares	Fiscal Year	Fair Value Per	Compensation expense recognized during fiscal year
Earned	Granted	Granted	Share	2014	2015	2016	2017	2018	2019
2014	188,232	2015	$5.650	$354,000	$354,000	$354,000	$-	$-	$-
2015	58,532	2016	7.180	-	140,000	140,000	140,000	-	-
2016	41,205	2017	7.865	-	-	108,000	108,000	108,000	-
2017	42,250	2018	8.271	-	-	-	116,000	116,000	116,000

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

Fiscal		Vesting of shares during fiscal year 2016			Vesting of shares during fiscal year 2017			Vesting of shares during fiscal year 2018
Year Granted	Shares Granted	Shares Vested	Aggregate Value	Taxes Remitted	Shares Vested	Aggregate Value	Taxes Remitted	Shares Vested	Aggregate Value	Taxes Remitted
2015	188,232	188,532	$1,618,000	$789,000	-	$-	$-	-	$-	$-
2016	58,532	29,267	275,000	138,000	29,265	240,000	86,000	-	-	-
2017	41,205	-	-	-	-	-	-	20,604	167,000	56,000

For the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Fiscal Year Ended April 1, 2018
		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2016	$-	$38	$38
2017	108	141	249
2018	116	52	168

Total stock grant compensation	$224	$231	$455

	Fiscal Year Ended April 2, 2017
		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2015	$-	$37	$37
2016	140	115	255
2017	108	94	202

Total stock grant compensation	$248	$246	$494

	Fiscal Year Ended April 3, 2016
		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2011	$49	$-	$49
2014	-	31	31
2015	354	112	466
2016	140	76	216

Total stock grant compensation	$543	$219	$762

As of April 1, 2018, total unrecognized compensation expense related to the Company’s non-vested stock grants was $266,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 5.7 months. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unvested grants as of such individual’s separation date.

Note 9 – Income Taxes

The Company’s income tax provision for the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016 is summarized below (in thousands):

	Fiscal Year Ended April 1, 2018
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$1,219	$325	$1,544
State	177	41	218
Foreign	12	-	12
Total income tax expense on current year income	1,408	366	1,774
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	113	-	113
Revaluations due to change in enacted tax rates	120	377	497
Adjustment to prior year provision	74	(35)	39
Net excess tax benefit related to stock-based compensation	(23)	-	(23)
Income tax expense - discrete items	284	342	626
Total income tax expense	$1,692	$708	$2,400

	Fiscal Year Ended April 2, 2017
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$2,422	$588	$3,010
State	200	105	305
Foreign	10	-	10
Total income tax expense on current year income	2,632	693	3,325
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	134	-	134
Adjustment to prior year provision	9	4	13
Net excess tax benefit related to stock-based compensation	(248)	-	(248)
Income tax expense (benefit) - discrete items	(105)	4	(101)
Total income tax expense	$2,527	$697	$3,224

	Fiscal Year Ended April 2, 2017
	Current	Deferred	Total
Federal	$3,540	$133	$3,673
State	271	32	303
Other -- net, including foreign	(61)	-	(61)
Income tax expense	3,750	165	3,915
Income tax reported in shareholders' equity related to stock-based compensation	(273)	-	(273)
Total	$3,477	$165	$3,642

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of April 1, 2018 and April 2, 2017 are as follows (in thousands):

	April 1, 2018	April 2, 2017
Deferred tax assets:
Employee wage and benefit accruals	$233	$319
Accounts receivable and inventory reserves	180	301
Deferred rent	40	67
Intangible assets	391	590
State net operating loss carryforwards	724	829
Stock-based compensation	208	299
Total gross deferred tax assets	1,776	2,405
Less valuation allowance	(724)	(829)
Deferred tax assets after valuation allowance	1,052	1,576

Deferred tax liabilities:
Prepaid expenses	(186)	(265)
Property, plant and equipment	(334)	(71)
Total deferred tax liabilities	(520)	(336)
Net deferred income tax assets	$532	$1,240

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of April 1, 2018 and April 2, 2017 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period in which the tax rates are changed. On December 22, 2017, the President of the United States signed into law the TCJA, which includes a provision to lower the federal corporate income tax rate to 21% effective as of January 1, 2018. As the Company’s fiscal year 2018 ended on April 1, 2018, the lower corporate income tax rate was phased in, resulting in a blended federal statutory rate of 30.75% for fiscal year 2018.

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has recognized the effect of the TCJA on the Company’s net deferred income tax assets, which as of October 2, 2017 and April 2, 2017 had been recorded based upon the pre-TCJA enacted composite federal, state and foreign income tax rate of approximately 37.5% that would have been applied as the financial statement and tax differences began to reverse. Because most of these differences are now estimated to reverse at a composite rate of approximately 24.5%, the Company was required to revalue its net deferred income tax assets. This revaluation resulted in a discrete charge to income tax expense of $377,000 during fiscal year 2018.

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

The following table sets forth the reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal years 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Balance at beginning of period	$688	$211	$-
Additions related to current year positions	113	134	195
Additions related to prior year positions	96	343	16
Revaluations due to change in enacted tax rates	120	-	-
Reductions for tax positions of prior years	-	-	-
Reductions due to the lapse of the statute of limitations	-	-	-
Payments pursuant to judgements and settlements	-	-	-
Balance at end of period	$1,017	$688	$211

During fiscal year 2016, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in a tax position that reflects opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording during fiscal years 2018 and 2017 reserves for unrecognized tax benefits of $113,000 and $134,000, respectively, in the accompanying consolidated financial statements. During fiscal year 2016, the Company recorded a gross reserve for unrecognized tax benefits of $773,000, less an offset of $573,000 to reflect state income tax overpayments net of the federal income tax impact, for a net reserve for unrecognized tax benefits of $200,000. Because the tax impact of the revised state apportionment percentages are measured net of federal income taxes, the provision in the TCJA that lowered the federal corporate income tax rate to 21% required the Company to revalue its reserve for unrecognized tax benefits. This revaluation resulted in a net discrete charge to income tax expense of $120,000 during fiscal year 2018.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2018, 2017 and 2016, the Company accrued $96,000, $65,000 and $11,000, respectively, for interest expense and penalties on the portion of the unrecognized tax benefit that has been refunded to the Company but for which the relevant statute of limitations remained unexpired. No interest expense or penalties are accrued with respect to estimated unrecognized tax benefits that are associated with state income tax overpayments that remain receivable.

The Company's provision for income taxes is based upon effective tax rates of 44.3%, 36.7% and 36.4% in fiscal years 2018, 2017 and 2016, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates, plus the net effect of various discrete items.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Federal statutory rate	30.75%	34.00%	34.00%
Tax expense at federal statutory rate	$1,662	$2,991	$3,653
State income taxes, net of Federal income tax benefit	126	201	200
Tax credits	(12)	(10)	(13)
Discrete items	626	(105)	-
Net tax effect of book expenses not deductible for tax purposes	-	143	132
Other - net, including foreign	(2)	4	(57)
Income tax expense	$2,400	$3,224	$3,915

Note 10 – Shareholders’ Equity

Dividends: The holders of shares of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Aggregate cash dividends of $0.32, $0.72 and $0.57 per share, amounting to $3.2 million, $7.2 million and $5.7 million, were declared during fiscal years 2018, 2017 and 2016, respectively. The dividends declared during fiscal years 2017 and 2016 included special cash dividends of $0.40 and $0.25 per share, respectively. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of stock. In this manner, the Company acquired 7,000 treasury shares during the fiscal year ended April 1, 2018 at a weighted-average market value of $8.10 per share, acquired 99,000 treasury shares during the fiscal year ended April 2, 2017 at a weighted-average market value of $9.58 per share and acquired 337,000 treasury shares during the fiscal year ended April 3, 2016 at a weighted-average market value of $8.41 per share.

Note 11 - Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016.

	2018	2017	2016
Walmart Inc.	39%	42%	42%
Toys "R" Us, Inc.	15%	19%	23%
Amazon.com, Inc.	11%	*	*
* Amount represented less than 10% of the Company's gross sales for this fiscal year.

Note 12 – Commitments and Contingencies

Total rent expense was $1.6 million, $1.5 million and $1.5 million during fiscal years 2018 2017 and 2016, respectively. The Company’s commitment for minimum guaranteed rental payments under its lease agreements as of April 1, 2018 is $3.3 million, consisting of $1.5 million, $1.4 million and $473,000 due in fiscal years 2019, 2020 and 2021, respectively.

Total royalty expense was $7.2 million, $7.0 million, and $9.0 million for fiscal years 2018, 2017 and 2016, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of April 1, 2018 is $4.4 million, consisting of $2.9 million and $1.5 million due in fiscal years 2019 and 2020, respectively.

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

Note 13 – Related Party Transaction

On August 4, 2017, Carousel entered into a lease of the Carousel facilities with JST Capital, LLC (“JST”), a wholly-owned subsidiary of Pritech, Inc., which is owned by the Chief Executive Officer and President of Carousel. Carousel made lease payments of $63,000 to JST during fiscal year 2018, $55,000 of which was included in cost of products sold and $8,000 of which was included in marketing and administrative expenses in the accompanying consolidated statements of income.

Note 14 – Subsequent Events

The Company has evaluated events that have occurred between April 1, 2018 and the date that the accompanying financial statements were issued, and has determined that there are no material subsequent events that require disclosure.