Form 10-Q
period 2018-07-01
CROWN CRAFTS INC
filed 2018-08-09
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of August 7, 2018 was 10,069,558.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 1, 2018 AND APRIL 1, 2018
(amounts in thousands, except share and per share amounts)

	July 1, 2018
	(Unaudited)	April 1, 2018

ASSETS
Current assets:
Cash and cash equivalents	$199	$215
Accounts receivable (net of allowances of $543 at July 1, 2018 and $565 at April 1, 2018):
Due from factor	10,772	15,447
Other	3,789	3,051
Inventories	20,759	19,788
Prepaid expenses	1,264	1,253
Total current assets	36,783	39,754

Property, plant and equipment - at cost:
Vehicles	257	268
Leasehold improvements	273	272
Machinery and equipment	4,065	4,010
Furniture and fixtures	799	799
Property, plant and equipment - gross	5,394	5,349
Less accumulated depreciation	3,652	3,571
Property, plant and equipment - net	1,742	1,778

Finite-lived intangible assets - at cost:
Tradename and trademarks	3,667	3,667
Customer relationships	7,374	7,374
Other finite-lived intangible assets	3,159	3,159
Finite-lived intangible assets - gross	14,200	14,200
Less accumulated amortization	7,128	6,928
Finite-lived intangible assets - net	7,072	7,272

Goodwill	7,125	7,125
Deferred income taxes	512	532
Other	120	120
Total Assets	$53,354	$56,581

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,067	$3,766
Accrued wages and benefits	1,052	842
Accrued royalties	156	793
Dividends payable	806	807
Income taxes payable	81	40
Other accrued liabilities	516	540
Total current liabilities	9,678	6,788

Non-current liabilities:
Long-term debt	3,840	9,458
Reserve for unrecognized tax liabilities	1,045	1,017
Total non-current liabilities	4,885	10,475

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at July 1, 2018 and April 1, 2018; Issued 12,493,789 shares at July 1, 2018 and April 1, 2018	125	125
Additional paid-in capital	52,984	52,874
Treasury stock - at cost - 2,424,231 shares at July 1, 2018 and 2,408,025 shares at April 1, 2018	(12,326)	(12,231)
Accumulated Deficit	(1,992)	(1,450)
Total shareholders' equity	38,791	39,318
Total Liabilities and Shareholders' Equity	$53,354	$56,581

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE-MONTH PERIODS ENDED JULY 1, 2018 AND JULY 2, 2017
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	July 1, 2018	July 2, 2017

Net sales	$15,460	$13,647
Cost of products sold	11,332	10,045
Gross profit	4,128	3,602
Marketing and administrative expenses	3,685	2,901
Income from operations	443	701
Other income (expense):
Interest expense	(99)	(20)
Interest income	-	41
Foreign exchange loss	-	(2)
Other - net	-	1
Income before income tax expense	344	721
Income tax expense	80	203
Net income	$264	$518

Weighted average shares outstanding:
Basic	10,070	10,044
Effect of dilutive securities	2	11
Diluted	10,072	10,055

Earnings per share:
Basic	$0.03	$0.05

Diluted	$0.03	$0.05

Cash dividends declared per share	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED JULY 1, 2018 AND JULY 2, 2017
(amounts in thousands)

	Three-Month Periods Ended
	July 1, 2018	July 2, 2017
Operating activities:
Net income	$264	$518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	138	36
Amortization of intangibles	200	189
Deferred income taxes	20	40
Reserve for unrecognized tax benefits	28	30
Stock-based compensation	110	142
Changes in assets and liabilities:
Accounts receivable	3,937	2,528
Inventories	(971)	263
Prepaid expenses	(11)	(19)
Other assets	-	(1)
Accounts payable	3,301	266
Accrued liabilities	(410)	934
Net cash provided by operating activities	6,606	4,926
Investing activities:
Capital expenditures for property, plant and equipment	(102)	(56)
Net cash used in investing activities	(102)	(56)
Financing activities:
Repayments under revolving line of credit	(16,778)	-
Borrowings under revolving line of credit	11,160	-
Purchase of treasury stock	(95)	(56)
Dividends paid	(807)	(803)
Net cash used in financing activities	(6,520)	(859)
Net (decrease) increase in cash and cash equivalents	(16)	4,011
Cash and cash equivalents at beginning of period	215	7,892
Cash and cash equivalents at end of period	$199	$11,903

Supplemental cash flow information:
Income taxes paid	$3	$3
Interest paid	75	-

Noncash financing activities:
Dividends declared but unpaid	(806)	(805)
Compensation paid as common stock	-	116

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JULY 1, 2018 AND JULY 2, 2017

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of July 1, 2018 and the results of its operations and cash flows for the period presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended July 1, 2018 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 31, 2019. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 1, 2018.

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2019” or “2019” represent the 52-week period ending March 31, 2019 and references herein to “fiscal year 2018” or “2018” represent the 52-week period ended April 1, 2018.

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

The Company’s credit facility consists of a revolving line of credit under a certain Financing Agreement between the Company, its wholly-owned subsidiaries (together with the Company, the “Borrowers”) and The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group, Inc. (as amended from time to time, the “CIT Financing Agreement”). The Company classifies a negative balance outstanding under the revolving line of credit as cash, as these amounts are legally owed to the Company and are immediately available to be drawn upon by the Company. There are no compensating balance requirements or other restrictions on the transfer of amounts associated with the Company’s depository accounts.

Financial Instruments: For short-term instruments such as cash and cash equivalents, accounts receivable and accounts payable, the Company uses carrying value as a reasonable estimate of the fair value.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are related to the Company’s online business are recorded as incurred. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $325,000 and $219,000 for the three-month periods ended July 1, 2018 and July 2, 2017, respectively.

Revenue Recognition: Revenue is recognized upon the satisfaction of all contractual performance obligations and the transfer of control of the products sold to the customer. The majority of the Company’s sales consists of single performance obligation arrangements for which the transaction price for a given product sold is equivalent to the price quoted for the product, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product as directed by the customer. Shipping and handling costs that are charged to customers are included in net sales, and the Company’s costs associated with shipping and handling activities are included in cost of products sold.

A provision for anticipated returns, which are based upon historical returns and claims, is provided through a reduction of net sales and cost of products sold in the reporting period within which the related sales are recorded. Actual returns and claims experienced in a future period may differ from historical experience, and thus, the Company’s provision for anticipated returns at any given point in time may be over-funded or under-funded.

The Company recognizes revenue associated with unredeemed store credits and gift certificates at the earlier of their redemption by customers, their expiration or when their likelihood of redemption becomes remote, which is generally two years from the date of issuance.

Revenue from sales made directly to consumers is recorded when the shipped products have been received by customers, and excludes sales taxes collected on behalf of governmental entities. Revenue from sales made to retailers is recorded when legal title has been passed to the customer based upon the terms of the customer’s purchase order, the Company’s sales invoice, or other associated relevant documents. Such terms usually stipulate that legal title will pass when the shipped products are no longer under the control of the Company, such as when the products are picked up at the Company’s facility by the customer or by a common carrier. A disaggregation of the Company’s revenue is set forth below under the heading “Segment and Related Information” in this Note 1 disclosure.

Allowances Against Accounts Receivable: Revenue from sales made to retailers is reported net of allowances for anticipated returns and other allowances, including cooperative advertising allowances, warehouse allowances, placement fees, volume rebates, coupons and discounts. Such allowances are recorded commensurate with sales activity or using the straight-line method, as appropriate, and the cost of such allowances is netted against sales in reporting the results of operations. The provision for the majority of the Company’s allowances occurs on a per-invoice basis. When a customer requests to have an agreed-upon deduction applied against the customer’s outstanding balance due to the Company, the allowances are correspondingly reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

Uncollectible Accounts: To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. For reporting periods beginning on or after April 2, 2018, the Company recognizes revenue net of the amount of its non-factored accounts receivable that is expected to be uncollectible, which is estimated by specifically analyzing accounts receivable, historical trends of uncollected accounts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. For reporting periods that ended prior to April 2, 2018, the Company instead recorded a provision for its expected uncollectible accounts in the form of a bad debt expense, which was included in marketing and administrative expenses in the unaudited condensed consolidated statements of income. However, the Company did not record such a charge for bad debt expense during the three-month period ended July 2, 2017.

Credit Concentration: The Company’s accounts receivable as of July 1, 2018 was $14.5 million, net of allowances of $543,000. Of this amount, $10.7 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations thereunder.

Other Accrued Liabilities: An amount of $516,000 was recorded as other accrued liabilities as of July 1, 2018. Of this amount, $293,000 reflected unearned revenue recorded for payments from customers that were received before products were shipped. Other accrued liabilities as of July 1, 2018 also includes a reserve for anticipated returns of $9,000 and unredeemed store credits and gift certificates totaling $19,000.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath, developmental toy, feeding, baby care and disposable products for the three-month periods ended July 1, 2018 and July 2, 2017 are as follows (in thousands):

	Three-Month Periods Ended
	July 1, 2018	July 2, 2017
Bedding, blankets and accessories	$8,521	$8,424
Bibs, bath, developmental toy, feeding, baby care and disposable products	6,939	5,223
Total net sales	$15,460	$13,647

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate value of the Company's inventory balances. Such amounts are presented as a current asset in the accompanying condensed consolidated balance sheets and are a direct determinant of cost of products sold in the accompanying unaudited consolidated statements of income and, therefore, have a significant impact on the amount of net income in the accounting periods reported. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs incurred to design, develop, source and store the products until they are sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired, and the average cost method for a portion of the Company’s inventory.

The indirect charges and their allocation to the Company’s finished goods inventory are determined as a percentage of projected annual supplier purchases and can impact the Company’s results of operations as purchase volumes fluctuate from quarter to quarter and year to year. The difference between indirect costs incurred and the indirect costs allocated to inventory creates a burden variance, which is generally favorable when actual inventory purchases exceed planned inventory purchases, and is generally unfavorable when actual inventory purchases are lower than planned inventory purchases.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $974,000 and $1.3 million for the three-month periods ended July 1, 2018 and July 2, 2017, respectively.

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

Purchase Price Allocations and the Resulting Goodwill: The Company’s strategy includes, when appropriate, entering into transactions accounted for as business combinations. In connection with a business combination, the Company prepares an allocation of the cost of the acquisition to the identifiable assets acquired and liabilities assumed, based on estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill.

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

If, after assessing the totality of events or circumstances described above, the Company determines that it is more likely than not that the fair value of either of the Company’s reporting units is less than its carrying amount, the two-step goodwill test is performed. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If, after performing the two-step goodwill test, it is determined that the carrying value of goodwill is impaired, the amount of goodwill is reduced and a corresponding charge is made to earnings in the period in which the goodwill is determined to be impaired.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate (“ETR”), which is based on the Company’s forecasted annual pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates. The Company’s provisions for income taxes for the three-month periods ended July 1, 2018 and July 2, 2017 are based upon an estimated annual ETR from continuing operations of 24.0% and 35.0%, respectively. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period in which the tax rates are changed.

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal or state examination or other adjustment as of July 1, 2018 were the fiscal years ended April 1, 2018, April 2, 2017, April 3, 2016, March 29, 2015, March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011.

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

During fiscal year 2016, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in the Company taking a tax position that reflected opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording a reserve for unrecognized tax benefits during the three-month periods ended July 1, 2018 and July 2, 2017 of $3,000 and $11,000, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. Interest expense and penalties are not accrued with respect to estimated unrecognized tax benefits that are associated with claims for income tax refunds as long as the overpayments are receivable. The Company accrued interest and penalties associated with its reserve for unrecognized tax benefits during the three-month periods ended July 1, 2018 and July 2, 2017 of $25,000 and $20,000, respectively, in the accompanying unaudited condensed consolidated statements of income.

During the three-month periods ended July 1, 2018 and July 2, 2017, the Company recorded discrete income tax benefits of $5,000 and $60,000, respectively, to reflect the effect of excess tax benefits arising from the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 23.3% and 28.2% for the three-month periods ended July 1, 2018 and July 2, 2017, respectively.

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

Recently-Issued Accounting Standards: In 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has replaced most previous GAAP guidance on revenue recognition, and which now requires the use of more estimates and judgments. When issued, ASU No. 2014-09 was to become effective in the fiscal year beginning after December 15, 2016, but on August 12, 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided for a one-year deferral of the effective date to apply the guidance of ASU No. 2014-09. Thus, the Company adopted ASU No. 2014-09 effective as of April 2, 2018 on a modified retrospective basis.

ASU No. 2014-09 requires that revenue be recognized by an entity when a customer obtains control of promised products in an amount that reflects the consideration that the entity expects to receive in exchange for those products. A further description of the GAAP guidance in effect subsequent to the Company’s adoption of ASU No. 2014-09 is set forth above under the headings “Revenue Recognition,” “Allowances Against Accounts Receivable” and “Uncollectible Accounts” in this Note 1 disclosure. The Company performed an evaluation of its revenue contract arrangements and determined that, although the disclosures related to the Company’s accounting policies and practices associated with the amount and timing of revenue recognition have been enhanced, the adoption of ASU No. 2014-09 did not have a material effect on the Company’s financial position or results of operations.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will increase transparency and comparability by requiring an entity to recognize lease assets and lease liabilities on its balance sheet and by requiring the disclosure of key information about leasing arrangements. Under the provisions of ASU No. 2016-02, the Company will be required to capitalize most of its current operating lease obligations as right-of-use assets with corresponding liabilities based upon the present value of the future cash outflows associated with such operating lease obligations. ASU No. 2016-02 will become effective for the first interim period of the fiscal year beginning after December 15, 2018.

When issued, ASU No. 2016-02 was to have been applied using a modified retrospective approach, but on July 30, 2018 the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which will allow an alternative optional transition method with which to adopt ASU No. 2016-02. Upon adoption, in lieu of the modified retrospective approach, an entity will be allowed to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Although early adoption of ASU No. 2016-02 (as modified by ASU No. 2018-11) is permitted, the Company intends to adopt ASU No. 2016-02 effective as of April 1, 2019. The Company has not yet decided whether it will use the modified retrospective approach or the cumulative-effect adjustment approach and is currently evaluating the effect that the adoption of ASU No. 2016-02 will have on its financial position, results of operations and related disclosures.

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

Although the Company has not yet decided whether to adopt ASU No. 2016-13 early or determined the full impact of the adoption of the ASU, because the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT, the Company does not believe that its adoption of ASU No. 2016-13 will have a material impact on the Company’s financial position, results of operations and related disclosures.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the objective of which is to expand the scope of Topic 718 to clarify the accounting treatment to be applied for share-based payments made to acquire goods and services from nonemployees. Under existing GAAP guidance, such nonemployee share-based payment awards are to be measured at the fair value of the goods or services provided by the nonemployee, or the fair value of the equity instruments issued, whichever can be more easily measured. ASU No. 2018-07 will simplify this accounting to require that nonemployee share-based payment awards are to be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered. The Company routinely awards grants of non-vested stock to its nonemployee directors and measures such awards in a manner consistent with the provisions of ASU No. 2018-07.

ASU No. 2018-07 will become effective for the first interim period of the fiscal year beginning after December 15, 2018. Thus, the Company intends to adopt ASU No. 2018-07 effective as of April 1, 2019 and does not believe that its adoption of the ASU will have a material impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASUs which had become effective as of July 1, 2018, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Acquisitions

Carousel: On August 4, 2017, Carousel Acquisition, LLC, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and business, and assumed certain specified liabilities, of a privately held manufacturer and online retailer of premium infant and toddler bedding and nursery décor based in Douglasville, Georgia, which was at the time named Carousel Designs, LLC (the “Carousel Acquisition”). On August 11, 2017, the seller of such assets having relinquished its rights to its name under the terms of the acquisition, Carousel Acquisition, LLC changed its name to Carousel Designs, LLC (“Carousel”).

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

The Carousel Acquisition has been accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations. The Company has determined the preliminary allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which has been preliminarily determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired was determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company.

The Company expects to complete the acquisition cost allocation during the 12-month period following the acquisition date, during which time the values of the assets acquired and liabilities assumed, including the goodwill, may need to be revised as appropriate. Based upon the preliminary allocation of the acquisition cost, the Company has recognized of $5.7 million of goodwill, the entirety of which has been assigned to the reporting unit of the Company that produces and markets infant and toddler bedding, blankets and accessories, and the entirety of which is expected to be deductible for income tax purposes.

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

The Carousel Acquisition resulted in net sales of $1.8 million of infant and toddler bedding, blankets and accessories during the three-month period ended July 1, 2018. Carousel recorded amortization expense associated with the acquired amortizable intangible assets of $50,000 during the three-month period ended July 1, 2018, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the developed technology, 5 years for the non-compete agreements and 11 years on a weighted-average basis for the grouping taken together.

Sassy: On December 15, 2017, Hamco, Inc. (“Hamco”), a wholly-owned subsidiary of the Company, acquired certain assets associated with the Sassy®-branded developmental toy, feeding and baby care product line from Sassy 14, LLC and assumed certain related liabilities (the “Sassy Acquisition”). Hamco paid an acquisition cost of $6.5 million from a combination of cash on hand and the revolving line of credit. The Company has achieved certain administrative and capital efficiencies as a result of its acquisition of the Sassy product line. For example, synergies were attained in April 2018 when the Company transferred the remaining inventory acquired in the Sassy Acquisition from Grand Rapids, Michigan to the Company’s distribution facility in Compton, California. The Company anticipates that it will benefit from the diversity added to the Company’s portfolio of products and that the Sassy Acquisition will strengthen the Company’s overall position in the infant and juvenile products market.

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

Based upon the preliminary allocation of the acquisition cost, the Company has recognized $320,000 of goodwill, the entirety of which has been assigned to the reporting unit of the Company that produces and markets infant and toddler bibs, bath, developmental toys, feeding, baby care and disposable products, and the entirety of which is expected to be deductible for income tax purposes. The Sassy Acquisition resulted in net sales of $2.2 million of developmental toy, feeding and baby care products during the three-month period ended July 1, 2018. Hamco recorded amortization expense associated with the amortizable intangible assets acquired in the Sassy Acquisition in the amount of $56,000 during the three-month period ended July 1, 2018, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the customer relationships and 11 years on a weighted-average basis for the grouping taken together.

Note 3 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, bath, developmental toys, feeding, baby care and disposable products. The goodwill of the reporting units of the Company as of July 1, 2018 and April 1, 2018 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

On April 2, 2018, the Company performed the annual measurement for impairment of the goodwill of its reporting units and concluded that the estimated fair value of each of the Company’s reporting units exceeded their carrying values, and thus the goodwill of the Company’s reporting units was not impaired as of that date.

Other Intangible Assets: Other intangible assets as of July 1, 2018 and April 1, 2018 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of July 1, 2018 and April 1, 2018, the amortization expense for the three-month periods ended July 1, 2018 and July 2, 2017 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended
	July 1, 2018	April 1, 2018	July 1, 2018	April 1, 2018	July 1, 2018	July 2, 2017
Tradename and trademarks	$3,667	$3,667	$1,318	$1,270	$48	$34
Developed technology	1,100	1,100	100	73	27	-
Non-compete covenants	458	458	142	122	20	2
Patents	1,601	1,601	700	673	27	27
Customer relationships	7,374	7,374	4,868	4,790	78	126
Total other intangible assets	$14,200	$14,200	$7,128	$6,928	$200	$189

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold	$2	$2
Marketing and administrative expenses	198	187
Total amortization expense	$200	$189

Note 4 – Inventories

Major classes of inventory were as follows (in thousands):

	July 1, 2018	April 1, 2018
Raw Materials	$844	$875
Work in Process	66	134
Finished Goods	19,849	18,779
Total inventory	$20,759	$19,788

Note 5 – Financing Arrangements

Master Stand-by Claims Purchase Agreements: On May 16, 2017, the Company entered into an agreement (the “First Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) wherein the Company had the right to sell, and Chase had the obligation to purchase, certain claims that could arise if accounts receivable amounts owed by Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), an affiliated company of Toys “R” Us, Inc. (“TRU”), to the Company became uncollectible. The First Agreement would have expired on September 20, 2018 and carried a fee of 1.65% per month of the limit of $1.8 million of accounts receivable due from Toys-Delaware. On September 18, 2017, TRU and Toys-Delaware filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”). Pursuant to the terms of the First Agreement, the Bankruptcy Filing allowed the Company to exercise its right to sell to Chase the claim that arose as a result of the Bankruptcy Filing, which amounted to $866,000 payable to the Company (the “First Exercise”). Of this amount, $746,000 remained payable to the Company by Chase as of July 1, 2018 under customary closing procedures and has been classified as other accounts receivable in the accompanying condensed consolidated balance sheets. The First Exercise resulted in the acceleration of the recognition of the remaining unpaid fees owed under the First Agreement. During the three-month period ended July 2, 2017, the Company recorded $64,000 in fees under the First Agreement, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

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

Pursuant to the terms of the Second Agreement, the liquidation filing allowed the Company to exercise its right to sell to Chase the claim that arose as a result of the liquidation filing, which amounted to $1.8 million payable to the Company, the entirety of which remained payable to the Company by Chase as of July 1, 2018 under customary closing procedures and has been classified as other accounts receivable in the accompanying condensed consolidated balance sheets.

Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the CIT Financing Agreement. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments after the date of such termination or limitation or discontinues shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $56,000 and $65,000 for the three-month periods ended July 1, 2018 and July 2, 2017, respectively.

Credit Facility: The Company’s credit facility at July 1, 2018 consisted of a revolving line of credit under the CIT Financing Agreement of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.5% or LIBOR plus 2.0%, and which is secured by a first lien on all assets of the Company. The CIT Financing Agreement was scheduled to mature on July 11, 2019, but on August 7, 2018 the CIT Financing Agreement was amended to extend the maturity date to July 11, 2022 and to lower the interest rate margin under the LIBOR option to 1.75%, effective as of August 1, 2018. As of July 1, 2018, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 4.0% as of July 1, 2018. The CIT Financing Agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0% on daily cash balances held at CIT.

At July 1, 2018, there was a balance due on the revolving line of credit of $3.8 million, the entirety of which will mature during fiscal year 2023. There was no letter of credit outstanding and $17.9 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. At April 1, 2018, there was a balance due on the revolving line of credit of $9.5 million, there was no letter of credit outstanding and $13.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The CIT Financing Agreement for the revolving line of credit contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of July 1, 2018.

Note 6 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (not to exceed ten (10) years for grants of options) and other terms of individual awards. Grants under the 2014 Plan are settled primarily through the issuance of new shares of the Company’s common stock, 562,000 shares of which were available for future issuance under the 2014 Plan as of July 1, 2018.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $110,000 and $142,000 for the three months ended July 1, 2018 and July 2, 2017, respectively. The Company records the compensation expense related to stock-based awards granted to individuals in the same classifications in the accompanying unaudited condensed consolidated statements of income as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of July 1, 2018.

Stock Options: The following table represents stock option activity for the three-month periods ended July 1, 2018 and July 2, 2017:

	Three-Month Period Ended		Three-Month Period Ended
	July 1, 2018		July 2, 2017
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.93	395,000	$8.35	322,500
Granted	5.90	110,000	7.75	110,000
Forfeited	-	-	9.19	(15,000)
Outstanding at End of Period	7.48	505,000	8.17	417,500
Exercisable at End of Period	8.15	315,000	8.03	252,500

As of July 1, 2018, the intrinsic value of the outstanding and exercisable stock options was $13,000 and $10,000, respectively. There were no options exercised during either of the three-month periods ended July 1, 2018 or July 2, 2017.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the three-month periods ended July 1, 2018 and July 2, 2017, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	July 1, 2018	July 2, 2017
Number of options issued	110,000	110,000
Grant date	June 13, 2018	June 8, 2017
Dividend yield	5.42%	4.13%
Expected volatility	25.00%	25.00%
Risk free interest rate	2.78%	1.47%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$5.90	$7.75
Fair value per option	$0.49	$0.85

For the three-month periods ended July 1, 2018 and July 2, 2017, the Company recorded compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended July 1, 2018			Three-Month Period Ended July 2, 2017
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2016	$-	$-	$-	$6	$1	$7
2017	6	5	11	10	2	12
2018	7	8	15	2	1	3
2019	-	1	1	-	-	-

Total stock option compensation	$13	$14	$27	$18	$4	$22

As of July 1, 2018, total unrecognized stock option compensation expense amounted to $103,000, which will be recognized as the underlying stock options vest over a weighted-average period of 1.2 years. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Nonemployee Directors: The Board granted the following shares of non-vested stock to the Company’s nonemployee directors:

Number of Shares	Fair Value per Share	Grant Date
28,000	$5.50	August 9, 2017
28,000	10.08	August 10, 2016
28,000	8.20	August 12, 2015

These shares vest over a two-year period, assuming continued service. The fair value of the non-vested stock granted to the Company’s nonemployee directors was based on the closing price of the Company’s common stock on the date of each grant.

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

In connection with the performance bonus plan, the Company granted shares of common stock and recognized or will recognize compensation expense as set forth below:

			Fair
Fiscal		Fiscal	Value
Year	Shares	Year	Per	Compensation expense recognized during fiscal year
Earned	Granted	Granted	Share	2016	2017	2018	2019
2016	41,205	2017	$7.865	$108,000	$108,000	$108,000	$-
2017	42,250	2018	8.271	-	116,000	116,000	116,000

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

		Vesting of shares during the three-month periods ended
Fiscal		July 1, 2018			July 2, 2017
Year	Shares	Shares	Aggregate	Taxes	Shares	Aggregate	Taxes
Granted	Granted	Vested	Value	Remitted	Vested	Value	Remitted
2017	41,205	20,601	$122,000	$39,000	20,604	$167,000	$56,000
2018	42,250	21,125	124,000	56,000	-	-	-

	Total	41,726	$246,000	$95,000	20,604	$167,000	$56,000

For the three-month periods ended July 1, 2018 and July 2, 2017, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended July 1, 2018			Three-Month Period Ended July 2, 2017
		Nonemployee	Total		Nonemployee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2016	$-	$-	$-	$-	$29	$29
2017	-	35	35	27	35	62
2018	29	19	48	29	-	29

Total stock grant compensation	$29	$54	$83	$56	$64	$120

As of July 1, 2018, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $183,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 151 days. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 7 – Related Party Transaction

On August 4, 2017, Carousel entered into a lease of the Carousel facilities in Douglasville, Georgia with JST Capital, LLC (“JST”), a wholly-owned subsidiary of Pritech, Inc., which is owned by the Chief Executive Officer and former President of Carousel. Carousel made lease payments of $24,000 to JST for the three-month period ended July 1, 2018. Of this amount, $20,000 was included in cost of products sold and $4,000 was included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Note 8 – Subsequent Events

As set forth in the Note 5 disclosure, on August 7, 2018, the CIT Financing Agreement was amended to extend the maturity date to July 11, 2022 and to lower the interest rate margin under the LIBOR option to 1.75%, effective as of August 1, 2018. The Company has evaluated events which have occurred between July 1, 2018 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three-month periods ended July 1, 2018 and July 2, 2017 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	July 1, 2018	July 2, 2017	$	%
Net sales by category:
Bedding, blankets and accessories	$8,521	$8,424	$97	1.2%
Bibs, bath, developmental toy, feeding, baby care and disposable products	6,939	5,223	1,716	32.9%
Total net sales	15,460	13,647	1,813	13.3%
Cost of products sold	11,332	10,045	1,287	12.8%
Gross profit	4,128	3,602	526	14.6%
% of net sales	26.7%	26.4%
Marketing and administrative expenses	3,685	2,901	784	27.0%
% of net sales	23.8%	21.3%
Interest expense	99	20	79	395.0%
Other income	-	40	(40)	-100.0%
Income tax expense	80	203	(123)	-60.6%
Net income	264	518	(254)	-49.0%
% of net sales	1.7%	3.8%

Net Sales: Sales increased by $1.8 million, or 13.3%, for the three-month period ended July 1, 2018 compared with the same period in the prior year. The increase is due to sales that resulted from the Sassy Acquisition and the Carousel Acquisition, which added $2.2 million and $1.8 million, respectively, of sales during the three-month period ended July 1, 2018. These increases were offset by the elimination of all sales to Toys-Delaware in the current year quarter, which were $3.4 million during the three-month period ended July 2, 2017. Most of the sales previously made to Toys-Delaware had not yet shifted to other customers of the Company in the current year quarter, as Toys-Delaware actually became a major competitor of the Company as it conducted liquidation sales during the entire quarter, which included deep discounts on in-line merchandise.

Gross Profit: Gross profit increased by $526,000 and increased from 26.4% of net sales for the three-month period ended July 2, 2017 to 26.7% of net sales for the three-month period ended July 1, 2018. The increase in amount is primarily due to the net higher sales levels in the current year quarter.

Marketing and Administrative Expenses: Marketing and administrative expenses increased in amount by $784,000 and increased from 21.3% of net sales for the three-month period ended July 2, 2017 to 23.8% of net sales for the three-month period ended July 1, 2018. Contributing to the increase in amount is $904,000 in costs during the current year quarter that were associated with Carousel and which were not incurred in the same period of the prior year. The current year quarter also included $210,000 in charges associated with transferring the remaining inventory acquired in the Sassy Acquisition from Grand Rapids, Michigan to the Company’s distribution facility in Compton, California. Offsetting these increases were lower advertising costs incurred by CCIP and Hamco in the current year quarter, which were $163,000 lower than the prior year.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual ETR from continuing operations of 24.0% for the three-month period ended July 1, 2018. On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which includes a provision to lower the federal corporate income tax rate from 34% to 21% effective as of January 1, 2018. As the Company’s fiscal year 2018 ended on April 1, 2018, the lower corporate income tax rate was phased in, resulting in a blended federal statutory rate of 30.75% for fiscal year 2018. Because the TCJA had not yet been enacted, the Company’s provision for income taxes was based upon an estimated ETR from continuing operations of 35.0% for the three-month period ended July 2, 2017.

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

During fiscal year 2016, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in the Company taking a tax position that reflected opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording a reserve for unrecognized tax benefits during the three-month periods ended July 1, 2018 and July 2, 2017 of $3,000 and $11,000, respectively, in the accompanying unaudited condensed consolidated statements of income.

During the three-month periods ended July 1, 2018 and July 2, 2017, the Company recorded discrete income tax benefits of $5,000 and $60,000, respectively, to reflect the effect of excess tax benefits arising from the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 23.3% and 28.2% for the three-month periods ended July 1, 2018 and July 2, 2017, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2019, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $4.9 million for the three-month period ended July 2, 2017 to $6.6 million for the three-month period ended July 1, 2018. Increases of net cash provided by operating activities in the current year period included an increase in the Company’s accounts payable balances that was $3.0 million higher than the increase in the prior year period. Also, the current year period included a decrease in the Company’s accounts receivable balances that was $1.4 million higher than the decrease in the prior year period. Decreases of net cash provided by operating activities that offset these increases included a net decrease in the Company’s accrued liabilities balances in the current year period that was $1.3 million lower than the increase in the prior year period. The current year decrease in accrued liabilities was primarily due to a $637,000 decrease in accrued royalties, compared with a $632,000 increase in accrued royalties in the prior year. The Company also experienced in the current year period an increase in its inventory balances that was $1.2 million higher than the increase in the prior year period.

Net cash used in investing activities increased to $102,000 in the current year from $56,000 in the prior year, due to higher capital expenditures in the current year for property, plant and equipment compared with the prior year.

Net cash used in financing activities increased by $5.7 million to $6.5 million in the current year. The increase was due primarily to net repayments under the revolving line of credit in the current year.

From July 2, 2017 to July 1, 2018, the Company decreased its cash balances from $11.9 million to $199,000. During that period, the Company made combined payments of $15.2 million for the Carousel Acquisition and the Sassy Acquisition and paid $3.2 million in dividends. Offsetting these decreases in cash was an increase in the Company’s revolving line of credit of $3.8 million and net income of $2.8 million.

At July 1, 2018, there was a balance of $3.8 million owed on the revolving line of credit, there was no letter of credit outstanding and $17.9 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either July 1, 2018 or April 1, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of market risk, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended April 1, 2018.

INTEREST RATE RISK

As of July 1, 2018, the Company had $3.8 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit. Based upon this level of outstanding debt, the Company’s net income would decrease by approximately $29,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

MARKET CONCENTRATION RISK

The Company’s financial results are closely tied to sales to its top three customers, which represented approximately 65% of the Company’s gross sales in fiscal year 2018, including 15% of sales to Toys-Delaware. On September 18, 2017, TRU and Toys-Delaware filed petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Virginia. On March 14, 2018, TRU filed a motion with the Court seeking authority to close all of the remaining Toys-Delaware stores and distribution centers in the U.S., and to otherwise discontinue, liquidate and wind-down all U.S. operations of Toys-Delaware. The Company had ceased all shipments to Toys-Delaware shortly before the liquidation filing was made. The Company anticipates that the loss of future business with Toys-Delaware may be mitigated by a shift to other customers of the Company. A significant downturn experienced by either or both of the Company’s two remaining top customers could lead to pressure on the Company’s revenues.

For the fiscal year ended April 1, 2018, 52% of the Company’s gross sales consisted of licensed products, which included 34% of sales associated with the Company’s license agreements with affiliated companies of the Walt Disney Company. The Company’s results could be materially impacted by the loss of one or more of these licenses.

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

In the Company’s evaluation of whether there was any change in the Company’s internal control over financial reporting (“ICFR”) during the three-month period ended July 1, 2018, the Company has excluded an evaluation of the ICFR related to the operations of Carousel, which consummated the Carousel Acquisition on August 4, 2017. For the three-month period ended July 1, 2018, the net sales of Carousel were $1.8 million, which was 11.9% of the Company’s total net sales. The total assets of Carousel as of July 1, 2018 amounted to $10.2 million (including $5.7 million in goodwill), which was 19.1% of the Company’s total assets.

During the three-month period ended July 1, 2018, notwithstanding the exclusion of evaluations of the ICFR related to the operations of Carousel, there was not any change in the Company’s ICFR identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended April 1, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended July 1, 2018.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
April 2, 2018 through May 6, 2018	16,206	$5.87	0	$0
May 7, 2018 through June 3, 2018	0	$0	0	$0
June 4, 2018 through July 1, 2018	0	$0	0	$0
Total	16,206	$5.87	0	$0

(1)

The shares purchased from April 2, 2018 through May 6, 2018 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of non-vested stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 7, 2018, the Borrowers entered into a Thirteenth Amendment to Financing Agreement with CIT, amending the CIT Financing Agreement to extend its maturity date to July 11, 2022 and to lower the interest rate margin under the LIBOR option to 1.75%, effective as of August 1, 2018.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

10.1	Thirteenth Amendment to Financing Agreement dated as of August 7, 2018 by and among the Company, Hamco, CCIP, Carousel and CIT (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (1)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (1)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (1)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended July 1, 2018, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: August 9, 2018	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)