Form 10-Q
period 2018-09-30
CROWN CRAFTS INC
filed 2018-11-08
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 24, 2018 was 10,097,558.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND APRIL 1, 2018
(amounts in thousands, except share and per share amounts)

	September 30, 2018
	(Unaudited)	April 1, 2018

ASSETS
Current assets:
Cash and cash equivalents	$154	$215
Accounts receivable (net of allowances of $672 at September 30, 2018 and $565 at April 1, 2018):
Due from factor	14,820	15,447
Other	1,838	3,051
Inventories	19,780	19,788
Prepaid expenses	1,263	1,253
Total current assets	37,855	39,754

Property, plant and equipment - at cost:
Vehicles	257	268
Leasehold improvements	277	272
Machinery and equipment	4,380	4,010
Furniture and fixtures	799	799
Property, plant and equipment - gross	5,713	5,349
Less accumulated depreciation	3,806	3,571
Property, plant and equipment - net	1,907	1,778

Finite-lived intangible assets - at cost:
Tradename and trademarks	3,667	3,667
Customer relationships	7,374	7,374
Other finite-lived intangible assets	3,159	3,159
Finite-lived intangible assets - gross	14,200	14,200
Less accumulated amortization	7,342	6,928
Finite-lived intangible assets - net	6,858	7,272

Goodwill	7,125	7,125
Deferred income taxes	427	532
Other	119	120
Total Assets	$54,291	$56,581

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,314	$3,766
Accrued wages and benefits	955	842
Accrued royalties	364	793
Dividends payable	808	807
Income taxes payable	15	40
Other accrued liabilities	456	540
Total current liabilities	8,912	6,788

Non-current liabilities:
Long-term debt	4,378	9,458
Reserve for unrecognized tax liabilities	1,122	1,017
Total non-current liabilities	5,500	10,475

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at September 30, 2018 and April 1, 2018; Issued 12,521,789 shares at September 30, 2018 and 12,493,789 shares at April 1, 2018	125	125
Additional paid-in capital	53,071	52,874
Treasury stock - at cost - 2,424,231 shares at September 30, 2018 and 2,408,025 shares at April 1, 2018	(12,326)	(12,231)
Accumulated Deficit	(991)	(1,450)
Total shareholders' equity	39,879	39,318
Total Liabilities and Shareholders' Equity	$54,291	$56,581

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND OCTOBER 1, 2017
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

Net sales	$20,536	$16,461	$35,996	$30,108
Cost of products sold	14,166	11,439	25,498	21,484
Gross profit	6,370	5,022	10,498	8,624
Marketing and administrative expenses	3,827	3,807	7,512	6,708
Income from operations	2,543	1,215	2,986	1,916
Other income (expense):
Interest expense	(88)	(18)	(187)	(38)
Interest income	-	28	-	69
Other - net	1	-	1	(1)
Income before income tax expense	2,456	1,225	2,800	1,946
Income tax expense	647	500	727	703
Net income	$1,809	$725	$2,073	$1,243

Weighted average shares outstanding:
Basic	10,086	10,074	10,078	10,059
Effect of dilutive securities	2	4	2	8
Diluted	10,088	10,078	10,080	10,067

Earnings per share:
Basic	$0.18	$0.07	$0.21	$0.12

Diluted	$0.18	$0.07	$0.21	$0.12

Cash dividends declared per share	$0.08	$0.08	$0.16	$0.16

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND OCTOBER 1, 2017
(amounts in thousands)

	Six-Month Periods Ended
	September 30, 2018	October 1, 2017
Operating activities:
Net income	$2,073	$1,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	293	96
Amortization of intangibles	414	429
Deferred income taxes	105	102
Reserve for unrecognized tax benefits	105	64
Stock-based compensation	197	277
Changes in assets and liabilities:
Accounts receivable	1,840	2,797
Inventories	8	17
Prepaid expenses	(10)	732
Other assets	1	-
Accounts payable	2,532	(73)
Accrued liabilities	(425)	997
Net cash provided by operating activities	7,133	6,681
Investing activities:
Capital expenditures for property, plant and equipment	(406)	(98)
Payment for acquisition, net of liabilities assumed	-	(8,725)
Net cash used in investing activities	(406)	(8,823)
Financing activities:
Repayments under revolving line of credit	(29,924)	-
Borrowings under revolving line of credit	24,843	-
Purchase of treasury stock	(95)	(56)
Payments on capital leases	-	(845)
Dividends paid	(1,612)	(1,607)
Net cash used in financing activities	(6,788)	(2,508)
Net decrease in cash and cash equivalents	(61)	(4,650)
Cash and cash equivalents at beginning of period	215	7,892
Cash and cash equivalents at end of period	$154	$3,242

Supplemental cash flow information:
Income taxes paid	$637	$1,055
Interest paid	142	2

Noncash financing activities:
Property, plant and equipment purchased but unpaid	(15)	-
Dividends declared but unpaid	(808)	(807)
Compensation paid as common stock	-	116

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND OCTOBER 1, 2017

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2018 and the results of its operations and cash flows for the period presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and six-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 31, 2019. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 1, 2018.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are related to the Company’s online business are recorded as incurred. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $348,000 and $331,000 for the three months ended September 30, 2018 and October 1, 2017, respectively, and amounted to $673,000 and $550,000 for the six months ended September 30, 2018 and October 1, 2017, respectively.

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

Uncollectible Accounts: To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. For reporting periods beginning on or after April 2, 2018, the Company recognizes revenue net of the amount of its non-factored accounts receivable that is expected to be uncollectible, which is estimated by specifically analyzing accounts receivable, historical trends of uncollected accounts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. For reporting periods that ended prior to April 2, 2018, the Company instead recorded a provision for its expected uncollectible accounts in the form of a bad debt expense, which was included in marketing and administrative expenses in the unaudited condensed consolidated statements of income. During the three and six-month periods ended October 1, 2017, the Company recorded such charges for bad debt expense of $25,000.

Credit Concentration: The Company’s accounts receivable as of September 30, 2018 was $16.7 million, net of allowances of $672,000. Of this amount, $14.8 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations thereunder.

Other Accrued Liabilities: An amount of $456,000 was recorded as other accrued liabilities as of September 30, 2018. Of this amount, $257,000 reflected unearned revenue recorded for payments from customers that were received before products were shipped. Other accrued liabilities as of September 30, 2018 also includes a reserve for anticipated returns of $13,000 and unredeemed store credits and gift certificates totaling $15,000.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath, developmental toy, feeding, baby care and disposable products for the three and six-month periods ended September 30, 2018 and October 1, 2017 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Bedding, blankets and accessories	$11,535	$10,432	$20,056	$18,856
Bibs, bath, developmental toy, feeding, baby care and disposable products	9,001	6,029	15,940	11,252
Total net sales	$20,536	$16,461	$35,996	$30,108

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.4 million and $1.9 million for the three months ended September 30, 2018 and October 1, 2017, respectively, and amounted to $2.4 million and $3.2 million for the six months ended September 30, 2018 and October 1, 2017, respectively.

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

If, after assessing the totality of events or circumstances described above, the Company determines that it is more likely than not that the fair value of either of the Company’s reporting units is less than its carrying amount, then a quantitative goodwill test is performed. The quantitative goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If, after performing the quantitative goodwill test, it is determined that the carrying value of goodwill is impaired, the amount of goodwill is reduced and a corresponding charge is made to earnings in the period in which the goodwill is determined to be impaired.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate (“ETR”), which is based on the Company’s forecasted annual pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates. The Company’s provisions for income taxes for the six-month periods ended September 30, 2018 and October 1, 2017 are based upon an estimated annual ETR from continuing operations of 23.4% and 36.0%, respectively. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period in which the tax rates are changed.

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal or state audit or other adjustment as of September 30, 2018 were the fiscal years ended April 1, 2018, April 2, 2017, April 3, 2016, March 29, 2015, March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011.

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

In evaluating the process regarding the calculation of the state portion of its income tax provision, the Company has taken a tax position that reflects opportunities for more favorable state apportionment percentages, which were then applied to several prior fiscal years and to succeeding fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount realized through the application of the more favorable state apportionment percentages. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages has resulted in the Company recording a reserve for unrecognized tax benefits of $56,000 and $18,000 during the three-month periods ended September 30, 2018 and October 1, 2017, respectively, and $59,000 and $29,000 during the six-month periods ended September 30, 2018 and October 1, 2017, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. Interest expense and penalties are not accrued with respect to estimated unrecognized tax benefits that are associated with claims for income tax refunds as long as the overpayments are receivable. The Company accrued interest and penalties associated with its reserve for unrecognized tax benefits during the three-month periods ended September 30, 2018 and October 1, 2017 of $21,000 and $15,000, respectively, and during the six-month periods ended September 30, 2018 and October 1, 2017 of $46,000 and $35,000, respectively, in the accompanying unaudited condensed consolidated statements of income.

During the three-month periods ended September 30, 2018 and October 1, 2017, the Company recorded discrete income tax charges of $17,000 and $37,000, respectively, to reflect the effect of the tax shortfalls arising from the vesting of non-vested stock during the periods. During the six-month periods ended September 30, 2018 and October 1, 2017, the Company recorded a discrete income tax charge of $12,000 and a discrete income tax benefit of $23,000, respectively, to reflect the net effects of the tax shortfalls and the excess tax benefits arising from the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 26.0% and 36.1% for the six-month periods ended September 30, 2018 and October 1, 2017, respectively.

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

The Company has determined that all other ASUs which had become effective as of September 30, 2018, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

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

The Carousel Acquisition has been accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations. The Company determined the allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which was determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired were determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. In its allocation of the acquisition cost, the Company recognized of $5.7 million of goodwill, the entirety of which was assigned to the reporting unit of the Company that produces and markets infant and toddler bedding, blankets and accessories, and the entirety of which is expected to be deductible for income tax purposes.

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

The Carousel Acquisition resulted in net sales of $1.8 million and $3.6 million of infant and toddler bedding, blankets and accessories during the three and six months ended September 30, 2018, respectively. Carousel recorded amortization expense associated with the acquired amortizable intangible assets of $64,000 and $114,000 during the three and six months ended September 30, 2018, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the developed technology, 5 years for the non-compete agreements and 11 years on a weighted-average basis for the grouping taken together.

Sassy: On December 15, 2017, Sassy Baby, Inc. (formerly known as Hamco, Inc.) (“Sassy Baby”), a wholly-owned subsidiary of the Company, acquired certain assets associated with the Sassy®-branded developmental toy, feeding and baby care product line from Sassy 14, LLC and assumed certain related liabilities (the “Sassy Acquisition”). Sassy Baby paid an acquisition cost of $6.5 million from a combination of cash on hand and the revolving line of credit. The Company has achieved certain administrative and capital efficiencies as a result of its acquisition of the Sassy product line. For example, synergies were attained in April 2018 when the Company transferred the remaining inventory acquired in the Sassy Acquisition from Grand Rapids, Michigan to the Company’s distribution facility in Compton, California. The Company anticipates that it will benefit from the diversity added to the Company’s portfolio of products and that the Sassy Acquisition will strengthen the Company’s overall position in the infant and juvenile products market.

The Sassy Acquisition has been accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations. The Company determined the allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which was determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired was determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company.

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

In its allocation of the acquisition cost, the Company recognized $320,000 of goodwill, the entirety of which has been assigned to the reporting unit of the Company that produces and markets infant and toddler bibs, bath, developmental toys, feeding, baby care and disposable products, and the entirety of which is expected to be deductible for income tax purposes. The Sassy Acquisition resulted in net sales of $2.8 million and $5.0 million of developmental toy, feeding and baby care products during the three and six-month periods ended September 30, 2018, respectively. Sassy Baby recorded amortization expense associated with the amortizable intangible assets acquired in the Sassy Acquisition of $56,000 and $111,000 during the three and six-month periods ended September 30, 2018, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over their estimated useful lives, which are 15 years for the tradename, 10 years for the customer relationships and 11 years on a weighted-average basis for the grouping taken together.

Note 3 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, bath, developmental toys, feeding, baby care and disposable products. The goodwill of the reporting units of the Company as of September 30, 2018 and April 1, 2018 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Other Intangible Assets: Other intangible assets as of September 30, 2018 and April 1, 2018 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of September 30, 2018 and April 1, 2018, the amortization expense for the three and six-month periods ended September 30, 2018 and October 1, 2017 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Six-Month Periods Ended
	September 30,	April 1,	September 30,	April 1,	September 30,	October 1,	September 30,	October 1,
	2018	2018	2018	2018	2018	2017	2018	2017
Tradename and trademarks	$3,667	$3,667	$1,379	$1,270	$61	$54	$109	$88
Developed technology	1,100	1,100	128	73	28	18	55	18
Non-compete covenants	458	458	161	122	19	13	39	15
Patents	1,601	1,601	727	673	27	27	54	54
Customer relationships	7,374	7,374	4,947	4,790	79	128	157	254
Total other intangible assets	$14,200	$14,200	$7,342	$6,928	$214	$240	$414	$429

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$1	$1	$3	$3
Marketing and administrative expenses					213	239	411	426
Total amortization expense					$214	$240	$414	$429

Note 4 – Inventories

Major classes of inventory were as follows (in thousands):

	September 30, 2018	April 1, 2018
Raw Materials	$1,035	$875
Work in Process	67	134
Finished Goods	18,678	18,779
Total inventory	$19,780	$19,788

Note 5 – Financing Arrangements

Master Stand-by Claims Purchase Agreements: On May 16, 2017, the Company entered into an agreement (the “First Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) wherein the Company had the right to sell, and Chase had the obligation to purchase, certain claims that could arise if accounts receivable amounts owed by Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), an affiliated company of Toys “R” Us, Inc. (“TRU”), to the Company became uncollectible. The First Agreement would have expired on September 20, 2018 and carried a fee of 1.65% per month of the limit of $1.8 million of accounts receivable due from Toys-Delaware. On September 18, 2017, TRU and Toys-Delaware filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”). Pursuant to the terms of the First Agreement, the Bankruptcy Filing allowed the Company to exercise its right to sell to Chase the claim that arose as a result of the Bankruptcy Filing, which amounted to $866,000 payable to the Company (the “First Exercise”). Of this amount, $746,000 remained payable to the Company by Chase as of September 30, 2018 under customary closing procedures and has been classified as other accounts receivable in the accompanying condensed consolidated balance sheets. The First Exercise resulted in the acceleration of the recognition of the remaining unpaid fees owed under the First Agreement. During the three and six months ended October 1, 2017, the Company recorded $416,000 and $480,000 in fees under the First Agreement, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

On September 19, 2017, the Company entered into an agreement (the “Second Agreement”) with Chase wherein the Company has the right to sell, and Chase has the obligation to purchase, certain accounts receivable claims that could arise if TRU converts its Chapter 11 case to Chapter 7 of the U.S. Bankruptcy Code or takes other specified actions. The Second Agreement would have expired on March 31, 2018 and carried a fee of 1.50% per month of the limit of $1.8 million of accounts receivable due from Toys-Delaware. On March 14, 2018, TRU filed a motion with the Court seeking authority to close the remaining Toys-Delaware stores and distribution centers in the U.S., and to otherwise discontinue, liquidate and wind-down all U.S. operations of Toys-Delaware. During the three-month period ended October 1, 2017, the Company recorded $11,000 in fees under the Second Agreement, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Pursuant to the terms of the Second Agreement, the liquidation filing allowed the Company to exercise its right to sell to Chase the claim that arose as a result of the liquidation filing. The claim amounted to $1.8 million, which was paid to the Company by Chase during the three-month period ended September 30, 2018.

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the CIT Financing Agreement. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments after the date of such termination or limitation or discontinues shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $72,000 and $50,000 for the three months ended September 30, 2018 and October 1, 2017, respectively, and amounted to $128,000 and $115,000 for the six months ended September 30, 2018 and October 1, 2017, respectively.

Credit Facility:     The Company’s credit facility at September 30, 2018 consisted of a revolving line of credit under the CIT Financing Agreement of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.5% or LIBOR plus 1.75%, and which is secured by a first lien on all assets of the Company. The CIT Financing Agreement was scheduled to mature on July 11, 2019, but on August 7, 2018 the CIT Financing Agreement was amended to extend the maturity date to July 11, 2022. As of September 30, 2018, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 3.86% as of September 30, 2018. The CIT Financing Agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0% on daily cash balances held at CIT.

At September 30, 2018, there was a balance due on the revolving line of credit of $4.4 million, the entirety of which will mature during fiscal year 2023. There was no letter of credit outstanding and $18.5 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. At April 1, 2018, there was a balance due on the revolving line of credit of $9.5 million, there was no letter of credit outstanding and $13.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The CIT Financing Agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of September 30, 2018.

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

The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (not to exceed ten (10) years for grants of options) and other terms of individual awards. Grants under the 2014 Plan are settled primarily through the issuance of new shares of the Company’s common stock, 581,000 shares of which were available for future issuance under the 2014 Plan as of September 30, 2018.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $87,000 and $135,000 for the three-month periods ended September 30, 2018 and October 1, 2017, respectively, and recorded $197,000 and $277,000 for the six-month periods ended September 30, 2018 and October 1, 2017, respectively. The Company records compensation expense related to stock-based awards granted to individuals in the same classifications in the accompanying unaudited condensed consolidated statements of income as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of September 30, 2018.

Stock Options: The following table represents stock option activity for the six-month periods ended September 30, 2018 and October 1, 2017:

	Six-Month Periods Ended
	September 30, 2018		October 1, 2017
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.93	395,000	$8.35	322,500
Granted	5.90	110,000	7.41	130,000
Forfeited	7.83	(47,500)	9.01	(52,500)
Outstanding at End of Period	7.45	457,500	8.01	400,000
Exercisable at End of Period	8.06	287,500	7.99	230,000

As of September 30, 2018, the intrinsic value of the outstanding and exercisable stock options was $12,000 and $11,000, respectively. There were no options exercised during either of the six months ended September 30, 2018 or October 1, 2017.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the six-month periods ended September 30, 2018 and October 1, 2017, which options vest over a two-year period, assuming continued service.

	Six-Month Periods Ended
	September 30, 2018	October 1, 2017
Number of options issued	110,000	20,000	110,000
Grant date	June 13, 2018	August 4, 2017	June 8, 2017
Dividend yield	5.42%	5.77%	4.13%
Expected volatility	25.00%	25.00%	25.00%
Risk free interest rate	2.78%	1.51%	1.47%
Contractual term (years)	10.00	10.00	10.00
Expected term (years)	4.00	3.00	3.00
Forfeiture rate	5.00%	5.00%	5.00%
Exercise price (grant-date closing price) per option	$5.90	$5.55	$7.75
Fair value per option	$0.49	$0.50	$0.85

For the three-month periods ended September 30, 2018 and October 1, 2017, the Company recorded compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended September 30, 2018			Three-Month Period Ended October 1, 2017
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2017	$-	$-	$-	$6	$5	$11
2018	3	5	8	4	6	10
2019	3	3	6	-	-	-

Total stock option compensation	$6	$8	$14	$10	$11	$21

For the six-month periods ended September 30, 2018 and October 1, 2017, the Company recorded compensation expense associated with stock options as follows (in thousands):

	Six-Month Period Ended September 30, 2018			Six-Month Period Ended October 1, 2017
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2016	$-	$-	$-	$6	$1	$7
2017	6	5	11	16	7	23
2018	10	13	23	6	7	13
2019	3	4	7	-	-	-

Total stock option compensation	$19	$22	$41	$28	$15	$43

As of September 30, 2018, total unrecognized stock option compensation expense amounted to $79,000, which will be recognized as the underlying stock options vest over a weighted-average period of 12.2 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Nonemployee Directors: The Board granted the following shares of non-vested stock to the Company’s nonemployee directors:

Number of Shares	Fair Value per Share	Grant Date
28,000	$5.43	August 8, 2018
28,000	5.50	August 9, 2017
28,000	10.08	August 10, 2016
28,000	8.20	August 12, 2015

These shares vest over a two-year period, assuming continued service. The fair value of the non-vested stock granted to the Company’s nonemployee directors was based on the closing price of the Company’s common stock on the date of each grant. In each of August 2018 and 2017, 28,000 shares that had been granted to the Company’s non-employee directors vested, having an aggregate value of $151,000 and $157,000, respectively.

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

		Vesting of shares during the six-month periods ended
Fiscal		September 30, 2018			October 1, 2017
Year	Shares	Shares	Aggregate	Taxes	Shares	Aggregate	Taxes
Granted	Granted	Vested	Value	Remitted	Vested	Value	Remitted
2017	41,205	20,601	$122,000	$39,000	20,604	$167,000	$56,000
2018	42,250	21,125	124,000	56,000	-	-	-

	Total	41,726	$246,000	$95,000	20,604	$167,000	$56,000

For the three and six-month periods ended September 30, 2018 and October 1, 2017, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended September 30, 2018			Three-Month Period Ended October 1, 2017
		Nonemployee	Total		Nonemployee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2016	$-	$-	$-	$-	$9	$9
2017	-	12	12	27	36	63
2018	29	20	49	29	13	42
2019	-	12	12	-	-	-

Total stock grant compensation	$29	$44	$73	$56	$58	$114

	Six-Month Period Ended September 30, 2018			Six-Month Period Ended October 1, 2017
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2016	$-	$-	$-	$-	$38	$38
2017	-	47	47	54	71	125
2018	58	39	97	58	13	71
2019	-	12	12	-	-	-

Total stock grant compensation	$58	$98	$156	$112	$122	$234

As of September 30, 2018, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $262,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 10.5 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 7 – Related Party Transaction

On August 4, 2017, Carousel entered into a lease of the Carousel facilities in Douglasville, Georgia with JST Capital, LLC (“JST”), a wholly-owned subsidiary of Pritech, Inc., which is owned by the Chief Executive Officer and the former President of Carousel. Carousel made lease payments of $24,000 and $48,000 to JST for the three and six-month periods ended September 30, 2018, respectively. During the three and six-month periods ended September 30, 2018, $20,000 and $40,000, respectively, of the lease payments were included in cost of products sold and $4,000 and $8,000, respectively, were included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Note 8 – Subsequent Events

The Company has evaluated events which have occurred between September 30, 2018 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. (formerly known as Crown Crafts Infant Products, Inc.) (“NoJo”), Sassy Baby and Carousel, in the infant, toddler and juvenile products segment within the consumer products industry. The infant and toddler products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods. Sales of the Company’s products are made directly to retailers, such as mass merchants, large chain stores, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers, as well as directly to consumers through www.babybedding.com.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three and six-month periods ended September 30, 2018 and October 1, 2017 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	September 30, 2018	October 1, 2017	$	%	September 30, 2018	October 1, 2017	$	%
Net sales by category:
Bedding, blankets and accessories	$11,535	$10,432	$1,103	10.6%	$20,056	$18,856	$1,200	6.4%
Bibs, bath, developmental toy, feeding, baby care and disposable products	9,001	6,029	2,972	49.3%	15,940	11,252	4,688	41.7%
Total net sales	20,536	16,461	4,075	24.8%	35,996	30,108	5,888	19.6%
Cost of products sold	14,166	11,439	2,727	23.8%	25,498	21,484	4,014	18.7%
Gross profit	6,370	5,022	1,348	26.8%	10,498	8,624	1,874	21.7%
% of net sales	31.0%	30.5%			29.2%	28.6%
Marketing and administrative expenses	3,827	3,807	20	0.5%	7,512	6,708	804	12.0%
% of net sales	18.6%	23.1%			20.9%	22.3%
Interest expense	88	18	70	388.9%	187	38	149	392.1%
Other income	1	28	(27)	-96.4%	1	68	(67)	-98.3%
Income tax expense	647	500	147	29.4%	727	703	24	3.4%
Net income	1,809	725	1,084	149.5%	2,073	1,243	830	66.8%
% of net sales	8.8%	4.4%			5.8%	4.1%

Net Sales: Sales increased by $4.1 million, or 24.8%, and by $5.9 million, or 19.6%, for the three and six-month periods ended September 30, 2018, respectively, compared with the same periods in the prior year. The increase for the three months is primarily due to sales that resulted from the Sassy Acquisition and the Carousel Acquisition, which added $2.8 million and $1.8 million, respectively, compared to $1.2 million of net sales in the prior year related to the Carousel Acquisition. The Company also experienced organic growth of $643,000 in the current year three-month period in spite of the loss of sales to Toys-Delaware, which represented $1.7 million of sales in the prior year three-month period. The six-month period included sales of $5.0 million and $3.6 million that resulted from the Sassy Acquisition and the Carousel Acquisition, respectively. These increases were offset by the elimination of sales to Toys-Delaware in the current year six-month period, which amounted to $5.1 million during the six-month period ended October 1, 2017. During the three-month period ended July 1, 2018, most of the sales that ordinarily would have been made to Toys-Delaware had not yet shifted to other customers of the Company, as Toys-Delaware actually became a major competitor of the Company as it conducted liquidation sales during the entire first quarter, which included deep discounts on in-line merchandise.

Gross Profit: Gross profit increased by $1.5 million and increased from 30.5% of net sales for the three-month period ended October 1, 2017 to 31.0% of net sales for the three-month period ended September 30, 2018. Gross profit increased by $2.0 million and increased from 28.6% of net sales for the six-month period ended October 1, 2017 to 29.2% of net sales for the six-month period ended September 30, 2018. The increases are primarily due to the net higher sales levels in the current year periods.

Marketing and Administrative Expenses Marketing and administrative expenses increased by $20,000 and $804,000 for the three and six-month periods ended September 30, 2018, respectively, compared with the same periods in the prior year. Contributing to the increase in amount is $832,000 and $1.6 million in costs associated with Carousel during the current year three and six-month periods, respectively. Carousel costs were $780,000 and $832,000, which included acquisition costs, during the three and six-month periods ended October 1, 2017, respectively. The current year-to-date period also included $210,000 in charges associated with transferring the remaining inventory acquired in the Sassy Acquisition from Grand Rapids, Michigan to the Company’s distribution facility in Compton, California, while the prior year-to-date period included $427,000 in credit coverage fees associated with Toys-Delaware.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual ETR from continuing operations of 23.4% for the six-month period ended September 30, 2018. On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which includes a provision to lower the federal corporate income tax rate from 34% to 21% effective as of January 1, 2018. As the Company’s fiscal year 2018 ended on April 1, 2018, the lower corporate income tax rate was phased in, resulting in a blended federal statutory rate of 30.75% for fiscal year 2018. Because the TCJA had not yet been enacted, the Company’s provision for income taxes was based upon an estimated ETR from continuing operations of 36.0% for the six-month period ended October 1, 2017.

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

During fiscal year 2016, an evaluation was made of the Company’s process regarding the calculation of the state portion of its income tax provision. This evaluation resulted in the Company taking a tax position that reflected opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording a reserve for unrecognized tax benefits during the three-month periods ended September 30, 2018 and October 1, 2017 of $56,000 and $18,000, respectively, and during the six-month periods ended September 30, 2018 and October 1, 2017 of $59,000 and $29,000, respectively, in the accompanying unaudited condensed consolidated statements of income.

During the three-month periods ended September 30, 2018 and October 1, 2017, the Company recorded discrete income tax charges of $17,000 and $37,000, respectively, to reflect the effect of the tax shortfalls arising from the vesting of non-vested stock during the periods. During the six-month periods ended September 30, 2018 and October 1, 2017, the Company recorded a discrete income tax charge of $12,000 and a discrete income tax benefit of $23,000, respectively, to reflect the net effects of the tax shortfalls and the excess tax benefits arising from the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 26.0% and 36.1% for the six-month periods ended September 30, 2018 and October 1, 2017, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2019, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $6.7 million for the six-month period ended October 1, 2017 to $7.1 million for the six-month period ended September 30, 2018. Increases of net cash provided by operating activities in the current year period included an increase in the Company’s accounts payable balances that was $2.6 million higher than the increase in the prior year period and an increase in net income of $830,000. Decreases of net cash provided by operating activities that offset these increases included a net decrease in the Company’s accrued liabilities balances in the current year period that was $1.4 million lower than the increase in the prior year period. The current year decrease in accrued liabilities was primarily due to a $429,000 decrease in accrued royalties, compared with a $1.2 million increase in accrued royalties in the prior year. The Company also experienced in the current year period a decrease in its accounts receivable balances that were $957,000 lower than the decrease in the prior year period and a current year increase in its prepaid expenses that were $742,000 higher than the decrease in the prior year.

Net cash used in investing activities decreased to $406,000 in the current year from $8.8 million in the prior year. The primary use of cash in the prior year was the payment of $8.7 million for the Carousel Acquisition.

Net cash used in financing activities increased by $4.3 million to $6.8 million in the current year. The increase was due primarily to net repayments under the revolving line of credit in the current year.

From October 1, 2017 to September 30, 2018, the Company decreased its cash balances from $3.2 million to $154,000. During that period, the Company made a payment of $6.5 million for the Sassy Acquisition and paid $3.2 million in dividends. Offsetting these decreases in cash was an increase in the Company’s revolving line of credit of $4.4 million and net income of $3.9 million.

At September 30, 2018, there was a balance of $4.4 million owed on the revolving line of credit, there was no letter of credit outstanding and $18.5 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either September 30, 2018 or April 1, 2018.

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

INTEREST RATE RISK

As of September 30, 2018, the Company had $4.4 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit. Based upon this level of outstanding debt, the Company’s net income would decrease by approximately $34,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

During the three-month period ended September 30, 2018, there was not any change in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

10.1	Thirteenth Amendment to Financing Agreement dated as of August 7, 2018 by and among the Company, NoJo, Sassy Baby, Carousel and CIT (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2018, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Unaudited Condensed Consolidated Statements of Income;

(ii)  Unaudited Condensed Consolidated Balance Sheets;

(iii) Unaudited Condensed Consolidated Statements of Cash Flows; and

(iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: November 8, 2018	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)