Form 10-Q
period 2018-12-30
CROWN CRAFTS INC
filed 2019-02-07
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-Accelerated filer	☐	Smaller Reporting Company	☑
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 25, 2019 was 10,122,558.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2018 (UNAUDITED) AND APRIL 1, 2018
(amounts in thousands, except share and per share amounts)

	December 30, 2018	April 1, 2018

ASSETS
Current assets:
Cash and cash equivalents	$63	$215
Accounts receivable (net of allowances of $614 at December 30, 2018 and $565 at April 1, 2018):
Due from factor	14,129	15,447
Other	880	3,051
Inventories	22,165	19,788
Prepaid expenses	1,566	1,253
Total current assets	38,803	39,754

Property, plant and equipment - at cost:
Vehicles	257	268
Leasehold improvements	282	272
Machinery and equipment	4,159	4,010
Furniture and fixtures	799	799
Property, plant and equipment - gross	5,497	5,349
Less accumulated depreciation	3,571	3,571
Property, plant and equipment - net	1,926	1,778

Finite-lived intangible assets - at cost:
Tradename and trademarks	3,667	3,667
Customer relationships	7,374	7,374
Other finite-lived intangible assets	3,159	3,159
Finite-lived intangible assets - gross	14,200	14,200
Less accumulated amortization	7,556	6,928
Finite-lived intangible assets - net	6,644	7,272

Goodwill	7,125	7,125
Deferred income taxes	359	532
Other	97	120
Total Assets	$54,954	$56,581

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,684	$3,766
Accrued wages and benefits	1,277	842
Accrued royalties	915	793
Dividends payable	808	807
Income taxes payable	164	40
Other accrued liabilities	381	540
Total current liabilities	11,229	6,788

Non-current liabilities:
Long-term debt	1,865	9,458
Reserve for unrecognized tax liabilities	1,150	1,017
Total non-current liabilities	3,015	10,475

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at December 30, 2018 and April 1, 2018; Issued 12,521,789 shares at December 30, 2018 and 12,493,789 shares at April 1, 2018	125	125
Additional paid-in capital	53,155	52,874
Treasury stock - at cost - 2,424,231 shares at December 30, 2018 and 2,408,025 shares at April 1, 2018	(12,326)	(12,231)
Accumulated Deficit	(244)	(1,450)
Total shareholders' equity	40,710	39,318
Total Liabilities and Shareholders' Equity	$54,954	$56,581

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE-MONTH PERIODS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017

Net sales	$18,668	$17,476	$54,664	$47,584
Cost of products sold	13,071	12,207	38,569	33,691
Gross profit	5,597	5,269	16,095	13,893
Marketing and administrative expenses	3,446	3,656	10,958	10,364
Income from operations	2,151	1,613	5,137	3,529
Other income (expense):
Interest expense	(62)	(47)	(249)	(85)
Interest income	-	11	-	80
Other - net	2	1	3	-
Income before income tax expense	2,091	1,578	4,891	3,524
Income tax expense	537	1,047	1,264	1,750
Net income	$1,554	$531	$3,627	$1,774

Weighted average shares outstanding:
Basic	10,098	10,086	10,084	10,068
Effect of dilutive securities	1	4	2	7
Diluted	10,099	10,090	10,086	10,075

Earnings per share:
Basic	$0.15	$0.05	$0.36	$0.18

Diluted	$0.15	$0.05	$0.36	$0.18

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NINE-MONTH PERIOD ENDED DECEMBER 30, 2018 (UNAUDITED) AND FISCAL YEAR ENDED APRIL 1, 2018

	Common Shares		Treasury Shares				Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shareholders' Equity
	(Dollar amounts in thousands)
Balances - April 2, 2017	12,423,539	$124	(2,401,066)	$(12,175)	$52,220	$(1,246)	$38,923

Issuance of shares	70,250	1			115		116
Stock-based compensation					539		539
Acquisition of treasury stock			(6,959)	(56)			(56)
Net income						3,021	3,021
Dividends declared on common stock - $0.32 per share						(3,225)	(3,225)

Balances - April 1, 2018	12,493,789	125	(2,408,025)	(12,231)	52,874	(1,450)	39,318

Issuance of shares	28,000	-			-		-
Stock-based compensation					281		281
Acquisition of treasury stock			(16,206)	(95)			(95)
Net income						3,627	3,627
Dividends declared on common stock - $0.24 per share						(2,421)	(2,421)

Balances - December 30, 2018	12,521,789	$125	(2,424,231)	$(12,326)	$53,155	$(244)	$40,710

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017
(amounts in thousands)

	Nine-Month Periods Ended
	December 30, 2018	December 31, 2017
Operating activities:
Net income	$3,627	$1,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	460	183
Amortization of intangibles	628	618
Deferred income taxes	173	585
Reserve for unrecognized tax benefits	133	268
Stock-based compensation	281	406
Changes in assets and liabilities:
Accounts receivable	3,489	2,850
Inventories	(2,377)	(2,759)
Prepaid expenses	(313)	(198)
Other assets	23	9
Accounts payable	3,869	3,435
Accrued liabilities	522	1,463
Net cash provided by operating activities	10,515	8,634
Investing activities:
Capital expenditures for property, plant and equipment	(560)	(160)
Payments for acquisitions, net of liabilities assumed	-	(15,245)
Net cash used in investing activities	(560)	(15,405)
Financing activities:
Repayments under revolving line of credit	(47,080)	(2,909)
Borrowings under revolving line of credit	39,487	5,220
Purchase of treasury stock	(95)	(56)
Payments on capital leases	-	(845)
Dividends paid	(2,419)	(2,414)
Net cash used in financing activities	(10,107)	(1,004)
Net decrease in cash and cash equivalents	(152)	(7,775)
Cash and cash equivalents at beginning of period	215	7,892
Cash and cash equivalents at end of period	$63	$117

Supplemental cash flow information:
Income taxes paid	$900	$1,068
Interest paid	174	8

Noncash financing activities:
Property, plant and equipment purchased but unpaid	(48)	-
Dividends declared but unpaid	(808)	(807)
Compensation paid as common stock	-	116

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of December 30, 2018 and the results of its operations and cash flows for the period presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and nine-month periods ended December 30, 2018 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 31, 2019. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 1, 2018.

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

The Company’s credit facility consists of a revolving line of credit under a certain Financing Agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group, Inc. (the “CIT Financing Agreement”). The Company classifies a negative balance outstanding under the revolving line of credit as cash, as these amounts are legally owed to the Company and are immediately available to be drawn upon by the Company. There are no compensating balance requirements or other restrictions on the transfer of amounts associated with the Company’s depository accounts.

Financial Instruments: For short-term instruments such as cash and cash equivalents, accounts receivable and accounts payable, the Company uses carrying value as a reasonable estimate of the fair value.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are related to the Company’s online business are recorded as incurred. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $295,000 and $534,000 for the three months ended December 30, 2018 and December 31, 2017, respectively, and amounted to $968,000 and $1.1 million for the nine months ended December 30, 2018 and December 31, 2017, respectively.

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

Revenue from sales made directly to consumers is recorded when the shipped products have been received by customers, and excludes sales taxes collected on behalf of governmental entities. Revenue from sales made to retailers is recorded when legal title has been passed to the customer based upon the terms of the customer’s purchase order, the Company’s sales invoice, or other associated relevant documents. Such terms usually stipulate that legal title will pass when the shipped products are no longer under the control of the Company, such as when the products are picked up at the Company’s facility by the customer or by a common carrier. Payment terms can vary from prepayment for sales made directly to consumers to payment due in arrears (generally, 60 days of being invoiced) for sales made to retailers. A disaggregation of the Company’s revenue is set forth below under the heading “Segment and Related Information” in this Note 1 disclosure.

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

Uncollectible Accounts: To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. For reporting periods beginning on or after April 2, 2018, the Company recognizes revenue net of the amount of its non-factored accounts receivable that is expected to be uncollectible, which is estimated by specifically analyzing accounts receivable, historical trends of uncollected accounts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms. For reporting periods that ended prior to April 2, 2018, the Company instead recorded a provision for its expected uncollectible accounts in the form of a bad debt expense, which was included in marketing and administrative expenses in the unaudited condensed consolidated statements of income. During the nine-month period ended December 31, 2017, the Company recorded such charges for bad debt expense of $25,000.

Credit Concentration: The Company’s accounts receivable as of December 30, 2018 was $15.0 million, net of allowances of $614,000. Of this amount, $14.1 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations thereunder.

Other Accrued Liabilities: An amount of $381,000 was recorded as other accrued liabilities as of December 30, 2018. Of this amount, $202,000 reflected unearned revenue recorded for payments from customers that were received before products were shipped. Other accrued liabilities as of December 30, 2018 also includes a reserve for anticipated returns of $22,000 and unredeemed store credits and gift certificates totaling $9,000.

Segment and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath, developmental toy, feeding, baby care and disposable products for the three and nine-month periods ended December 30, 2018 and December 31, 2017 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Bedding, blankets and accessories	$9,817	$11,558	$29,873	$30,414
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,851	5,918	24,791	17,170
Total net sales	$18,668	$17,476	$54,664	$47,584

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalties are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.3 million and $1.8 million for the three months ended December 30, 2018 and December 31, 2017, respectively, and amounted to $3.7 million and $5.0 million for the nine months ended December 30, 2018 and December 31, 2017, respectively.

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

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate (“ETR”), which is based on the Company’s forecasted annual pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates. The Company’s provisions for income taxes for the nine-month periods ended December 30, 2018 and December 31, 2017 are based upon an estimated annual ETR from continuing operations of 24.2% and 33.0%, respectively.

The Company files income tax returns in the many jurisdictions within which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations for the Company’s filed income tax returns varies by jurisdiction; tax years open to federal or state audit or other adjustment as of December 30, 2018 were the fiscal years ended April 1, 2018, April 2, 2017, April 3, 2016, March 29, 2015, March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011.

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which included a provision to lower the federal corporate income tax rate to 21% effective as of January 1, 2018. As the Company’s fiscal year 2018 ended on April 1, 2018, the lower corporate income tax rate was phased in, resulting in a blended federal statutory rate of 30.75% for fiscal year 2018.

The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period in which the tax rates are changed. The Company recognized the effect of the TCJA on the Company’s net deferred income tax assets, which had previously been recorded based upon the pre-TCJA enacted composite federal, state and foreign income tax rate of approximately 37.5% that would have been applied as the financial statement and tax differences began to reverse. Because most of these differences are now expected to reverse at a composite rate of approximately 23.5%, the Company was required to revalue its net deferred income tax assets. This revaluation resulted in a discrete charge to income tax expense of $409,000 during the three and nine-month periods ended December 31, 2017.

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

In evaluating the process regarding the calculation of the state portion of its income tax provision, the Company has taken a tax position that reflects opportunities for more favorable state apportionment percentages, which were then applied to several prior fiscal years and to succeeding fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount realized through the application of the more favorable state apportionment percentages. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages has resulted in the Company recording a reserve for unrecognized tax benefits of $7,000 and $31,000 during the three-month periods ended December 30, 2018 and December 31, 2017, respectively, and $66,000 and $60,000 during the nine-month periods ended December 30, 2018 and December 31, 2017, respectively, in the accompanying unaudited condensed consolidated statements of income.

Because the tax impact of the revised state apportionment percentages are measured net of federal income taxes, the provision in the TCJA that lowered the federal corporate income tax rate to 21% required the Company to revalue its reserve for unrecognized tax benefits. This revaluation resulted in a net discrete charge to income tax expense of $132,000 during the three and nine-month periods ended December 31, 2017.

The Company’s policy is to accrue interest expense and penalties as appropriate on estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. Interest expense and penalties are not accrued with respect to estimated unrecognized tax benefits that are associated with claims for income tax refunds as long as the overpayments are receivable. The Company accrued interest and penalties associated with its reserve for unrecognized tax benefits of $22,000 and $16,000 during the three-month periods ended December 30, 2018 and December 31, 2017, respectively, and $68,000 and $52,000 during the nine-month periods ended December 30, 2018 and December 31, 2017, respectively, in the accompanying unaudited condensed consolidated statements of income. The revaluation the Company’s reserve for unrecognized tax benefits set forth in the preceding paragraph resulted in an additional accrual for interest and penalties with respect to the revalued reserve for unrecognized tax benefits of $25,000 during the three and nine-month periods ended December 31, 2017.

During the nine-month periods ended December 30, 2018 and December 31, 2017, the Company recorded a discrete income tax charge of $12,000 and a discrete income tax benefit of $23,000, respectively, to reflect the net effects of the tax shortfalls and the excess tax benefits arising from the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 25.8% and 49.7% for the nine-month periods ended December 30, 2018 and December 31, 2017, respectively.

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

The Company has determined that all other ASUs which had become effective as of December 30, 2018, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

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

The Carousel Acquisition resulted in net sales of $1.4 million and $5.0 million of infant and toddler bedding, blankets and accessories during the three and nine months ended December 30, 2018, respectively. Carousel recorded amortization expense associated with the acquired amortizable intangible assets of $64,000 and $178,000 during the three and nine months ended December 30, 2018, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the developed technology, 5 years for the non-compete agreements and 11 years on a weighted-average basis for the grouping taken together.

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

In its allocation of the acquisition cost, the Company recognized $320,000 of goodwill, the entirety of which has been assigned to the reporting unit of the Company that produces and markets infant and toddler bibs, bath, developmental toys, feeding, baby care and disposable products, and the entirety of which is expected to be deductible for income tax purposes. The Sassy Acquisition resulted in net sales of $3.6 million and $8.6 million of developmental toy, feeding and baby care products during the three and nine-month periods ended December 30, 2018, respectively. Sassy Baby recorded amortization expense associated with the amortizable intangible assets acquired in the Sassy Acquisition of $56,000 and $167,000 during the three and nine-month periods ended December 30, 2018, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over their estimated useful lives, which are 15 years for the tradename, 10 years for the customer relationships and 11 years on a weighted-average basis for the grouping taken together.

Note 3 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, bath, developmental toys, feeding, baby care and disposable products. The goodwill of the reporting units of the Company as of December 30, 2018 and April 1, 2018 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Other Intangible Assets: Other intangible assets as of December 30, 2018 and April 1, 2018 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of December 30, 2018 and April 1, 2018, the amortization expense for the three and nine-month periods ended December 30, 2018 and December 31, 2017 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Nine-Month Periods Ended
	December 30,	April 1,	December 30,	April 1,	December 30,	December 31,	December 30,	December 31,
	2018	2018	2018	2018	2018	2017	2018	2017
Tradename and trademarks	$3,667	$3,667	$1,441	$1,270	$62	$50	$171	$138
Developed technology	1,100	1,100	156	73	28	28	83	46
Non-compete covenants	458	458	180	122	19	20	58	35
Patents	1,601	1,601	754	673	27	27	81	81
Customer relationships	7,374	7,374	5,025	4,790	78	64	235	318
Total other intangible assets	$14,200	$14,200	$7,556	$6,928	$214	$189	$628	$618

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$2	$2	$5	$5
Marketing and administrative expenses					212	187	623	613
Total amortization expense					$214	$189	$628	$618

Note 4 – Inventories

Major classes of inventory were as follows (in thousands):

	December 30, 2018	April 1, 2018
Raw Materials	$758	$875
Work in Process	62	134
Finished Goods	21,345	18,779
Total inventory	$22,165	$19,788

Note 5 – Financing Arrangements

Master Stand-by Claims Purchase Agreements: On May 16, 2017, the Company entered into an agreement (the “First Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) wherein the Company had the right to sell, and Chase had the obligation to purchase, certain claims that could arise if accounts receivable amounts owed by Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), an affiliated company of Toys “R” Us, Inc. (“TRU”), to the Company became uncollectible. The First Agreement would have expired on September 20, 2018 and carried a fee of 1.65% per month of the limit of $1.8 million of accounts receivable due from Toys-Delaware. On September 18, 2017, TRU and Toys-Delaware filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”). Pursuant to the terms of the First Agreement, the Bankruptcy Filing allowed the Company to exercise its right to sell to Chase the claim that arose as a result of the Bankruptcy Filing (the “First Exercise”), which amounted to $866,000 and which has been paid in full to the Company by Chase as of December 30, 2018. The First Exercise resulted in the acceleration of the recognition of the remaining unpaid fees owed under the First Agreement. During the nine-month period ended December 31, 2017, the Company recorded $480,000 in fees under the First Agreement, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

On September 19, 2017, the Company entered into an agreement (the “Second Agreement”) with Chase wherein the Company had the right to sell, and Chase had the obligation to purchase, certain accounts receivable claims that could arise if TRU converted its Chapter 11 case to Chapter 7 of the U.S. Bankruptcy Code or had taken other specified actions. The Second Agreement carried a fee of 1.50% per month of the limit of $1.8 million of accounts receivable due from Toys-Delaware. During the three and nine-month periods ended October 1, 2017, the Company recorded $81,000 and $92,000, respectively, in fees under the Second Agreement, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

The Second Agreement was scheduled to have expired on March 31, 2018, but on March 14, 2018, TRU filed a motion with the Court seeking authority to close the remaining Toys-Delaware stores and distribution centers in the U.S., and to otherwise discontinue, liquidate and wind-down all U.S. operations of Toys-Delaware. Pursuant to the terms of the Second Agreement, the liquidation filing allowed the Company to exercise its right to sell to Chase the claim that arose as a result of the liquidation filing, which amounted to $1.8 million and which has been paid in full by Chase as of December 30, 2018.

Factoring Agreements:  The Company assigns the majority of its trade accounts receivable to CIT under factoring agreements whose expiration dates are coterminous with that of the CIT Financing Agreement. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments after the date of such termination or limitation or discontinues shipments to such customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $64,000 and $49,000 during the three-month periods ended December 30, 2018 and December 31, 2017, respectively, and $192,000 and $164,000 during the nine-month periods ended December 30, 2018 and December 31, 2017, respectively.

Credit Facility:   The Company’s credit facility at December 30, 2018 consisted of a revolving line of credit under the CIT Financing Agreement of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, with an interest rate of prime minus 0.5% or LIBOR plus 1.75%, and which is secured by a first lien on all assets of the Company. The CIT Financing Agreement was scheduled to mature on July 11, 2019, but on August 7, 2018 the CIT Financing Agreement was amended to extend the maturity date to July 11, 2022. As of December 30, 2018, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 4.10% as of December 30, 2018. The CIT Financing Agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0% on daily cash balances held at CIT.

At December 30, 2018, there was a balance due on the revolving line of credit of $1.9 million, the entirety of which will mature during fiscal year 2023. There was no letter of credit outstanding and $20.9 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. At April 1, 2018, there was a balance due on the revolving line of credit of $9.5 million, there was no letter of credit outstanding and $13.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The CIT Financing Agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company was in compliance with these covenants as of December 30, 2018.

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

The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (not to exceed ten (10) years for grants of options) and other terms of individual awards. Grants under the 2014 Plan are settled primarily through the issuance of new shares of the Company’s common stock, 581,000 shares of which were available for future issuance under the 2014 Plan as of December 30, 2018.

Stock-based compensation expense is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $84,000 and $129,000 during the three-month periods ended December 30, 2018 and December 31, 2017, respectively, and $281,000 and $406,000 during the nine-month periods ended December 30, 2018 and December 31, 2017, respectively. The Company records compensation expense related to stock-based awards granted to individuals in the same classifications in the accompanying unaudited condensed consolidated statements of income as the cash compensation paid to those same individuals. No stock-based compensation costs have been capitalized as part of the cost of an asset as of December 30, 2018.

Stock Options: The following table represents stock option activity for the nine-month periods ended December 30, 2018 and December 31, 2017:

	Nine-Month Periods Ended
	December 30, 2018		December 31, 2017
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.93	395,000	$8.35	322,500
Granted	5.90	110,000	7.35	140,000
Forfeited	7.83	(47,500)	9.05	(67,500)
Outstanding at End of Period	7.45	457,500	7.93	395,000
Exercisable at End of Period	8.03	292,500	7.94	220,000

As of December 30, 2018, the intrinsic value of the outstanding and exercisable stock options was each $4,000. There were no options exercised during either of the nine-month periods ended December 30, 2018 or December 31, 2017.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the nine-month periods ended December 30, 2018 and December 31, 2017, which options vest over a two-year period, assuming continued service.

	Nine-Month Periods Ended
	December 30, 2018	December 31, 2017
Number of options issued	110,000	10,000	20,000	110,000
Grant date	June 13, 2018	December 18, 2017	August 4, 2017	June 8, 2017
Dividend yield	5.42%	4.92%	5.77%	4.13%
Expected volatility	25.00%	25.00%	25.00%	25.00%
Risk free interest rate	2.78%	1.94%	1.51%	1.47%
Contractual term (years)	10.00	10.00	10.00	10.00
Expected term (years)	4.00	3.00	3.00	3.00
Forfeiture rate	5.00%	5.00%	5.00%	5.00%
Exercise price (grant-date closing price) per option	$5.90	$6.50	$5.55	$7.75
Fair value per option	$0.49	$0.59	$0.50	$0.85

For the three-month periods ended December 30, 2018 and December 31, 2017, the Company recorded compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended December 30, 2018			Three-Month Period Ended December 31, 2017
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2017	$-	$-	$-	$4	$4	$8
2018	4	6	10	5	6	11
2019	2	4	6	-	-	-

Total stock option compensation	$6	$10	$16	$9	$10	$19

For the nine-month periods ended December 30, 2018 and December 31, 2017, the Company recorded compensation expense associated with stock options as follows (in thousands):

	Nine-Month Period Ended December 30, 2018			Nine-Month Period Ended December 31, 2017
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2016	$-	$-	$-	$6	$1	$7
2017	6	5	11	20	11	31
2018	14	19	33	11	13	24
2019	5	8	13	-	-	-

Total stock option compensation	$25	$32	$57	$37	$25	$62

As of December 30, 2018, total unrecognized stock option compensation expense amounted to $63,000, which will be recognized as the underlying stock options vest over a weighted-average period of 9.3 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

		Vesting of shares during the nine-month periods ended
Fiscal		December 30, 2018			December 31, 2017
Year	Shares	Shares	Aggregate	Taxes	Shares	Aggregate	Taxes
Granted	Granted	Vested	Value	Remitted	Vested	Value	Remitted
2017	41,205	20,601	$122,000	$39,000	20,604	$167,000	$56,000
2018	42,250	21,125	124,000	56,000	- -	- -	- -

	Total	41,726	$246,000	$95,000	20,604	$167,000	$56,000

For the three and nine-month periods ended December 30, 2018 and December 31, 2017, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended December 30, 2018			Three-Month Period Ended December 31, 2017
		Nonemployee	Total		Nonemployee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2017	$-	$-	$-	$27	$35	$62
2018	29	19	48	29	19	48
2019	-	20	20	-	-	-

Total stock grant compensation	$29	$39	$68	$56	$54	$110

	Nine-Month Period Ended December 30, 2018			Nine-Month Period Ended December 31, 2017
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2016	$-	$-	$-	$-	$38	$38
2017	-	47	47	81	106	187
2018	87	58	145	87	32	119
2019	-	32	32	-	-	-

Total stock grant compensation	$87	$137	$224	$168	$176	$344

As of December 30, 2018, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $194,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 8.0 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 7 – Related Party Transaction

On August 4, 2017, Carousel entered into a lease of the Carousel facilities in Douglasville, Georgia with JST Capital, LLC (“JST”), a wholly-owned subsidiary of Pritech, Inc., which is owned by the Chief Executive Officer and the former President of Carousel. Carousel made lease payments of $24,000 and $72,000 to JST for the three and nine-month periods ended December 30, 2018, respectively. During the three and nine-month periods ended December 30, 2018, $20,000 and $60,000, respectively, of the lease payments were included in cost of products sold and $4,000 and $12,000, respectively, were included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Note 8 – Subsequent Events

The Company has evaluated events which have occurred between December 30, 2018 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three and nine-month periods ended December 30, 2018 and December 31, 2017 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Nine-Month Periods Ended		Change
	December 30, 2018	December 31, 2017	$	%	December 30, 2018	December 31, 2017	$	%
Net sales by category:
Bedding, blankets and accessories	$9,817	$11,558	$(1,741)	-15.1%	$29,873	$30,414	$(541)	-1.8%
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,851	5,918	2,933	49.6%	24,791	17,170	7,621	44.4%
Total net sales	18,668	17,476	1,192	6.8%	54,664	47,584	7,080	14.9%
Cost of products sold	13,071	12,207	864	7.1%	38,569	33,691	4,878	14.5%
Gross profit	5,597	5,269	328	6.2%	16,095	13,893	2,202	15.8%
% of net sales	30.0%	30.1%			29.4%	29.2%
Marketing and administrative expenses	3,446	3,656	(210)	-5.7%	10,958	10,364	594	5.7%
% of net sales	18.5%	20.9%			20.0%	21.8%
Interest expense	62	47	15	31.9%	249	85	164	192.9%
Other income	2	12	(10)	-83.3%	3	80	(77)	-96.3%
Income tax expense	537	1,047	(510)	-48.7%	1,264	1,750	(486)	-27.8%
Net income	1,554	531	1,023	192.7%	3,627	1,774	1,853	104.5%
% of net sales	8.3%	3.0%			6.6%	3.7%

Net Sales: Sales increased by $1.2 million, or 6.8%, and by $7.1 million, or 14.9%, for the three and nine-month periods ended December 30, 2018, respectively, compared with the same periods in the prior year. The increase for the three-month period is primarily due to sales that resulted from the Sassy Acquisition and the Carousel Acquisition, which added $3.6 million and $1.4 million, respectively, in the current year compared with $1.8 million of net sales in the prior year related to the Carousel Acquisition. The nine-month period of the current year included sales of $8.6 million and $5.0 million that resulted from the Sassy Acquisition and the Carousel Acquisition, respectively, compared with $3.0 million of net sales in the prior year related to the Carousel Acquisition. These increases were partially offset by the elimination of sales to Toys-Delaware in the current year, which amounted to $2.4 million and $7.5 million during the three and nine-months ended December 31, 2017, respectively. During the three-month period ended July 1, 2018, most of the sales that ordinarily would have been made to Toys-Delaware had not yet shifted to other customers of the Company, as Toys-Delaware actually became a major competitor of the Company as it conducted liquidation sales during this entire period, which included deep discounts on in-line merchandise.

Gross Profit: Gross profit increased by $328,000 and decreased from 30.1% of net sales for the three-month period ended December 31, 2017 to 30.0% of net sales for the three-month period ended December 30, 2018. Gross profit increased from $13.9 million for the nine months ended December 31, 2017 to $16.1 million for the nine months ended December 30, 2018, and increased from 29.2% of net sales for the nine-month period of the prior year to 29.4% of net sales for the current year. The increases are primarily due to the net higher sales levels in the current year periods.

Marketing and Administrative Expenses Marketing and administrative expenses decreased by $210,000 and increased by $594,000 for the three and nine-month periods ended December 30, 2018, respectively, compared with the same periods in the prior year. Contributing to the increase in amount is $756,000 and $2.4 million in costs associated with Carousel during the current year three and nine-month periods, respectively. Carousel costs, which included acquisition costs, were $900,000 and $1.7 million during the three and nine-month periods ended December 31, 2017, respectively. The current year-to-date period also included $210,000 in charges associated with transferring the remaining inventory acquired in the Sassy Acquisition from Grand Rapids, Michigan to the Company’s distribution facility in Compton, California, while the prior year-to-date period included $572,000 in credit coverage fees associated with Toys-Delaware.

Income Tax Expense: The Company’s provision for income taxes for the nine-month periods ended December 30, 2018 and December 31, 2017 are based upon an estimated annual ETR from continuing operations of 24.2% and 33.0%, respectively. On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which includes a provision to lower the federal corporate income tax rate from 34% to 21% effective as of January 1, 2018. As the Company’s fiscal year 2018 ended on April 1, 2018, the lower corporate income tax rate was phased in, resulting in a blended federal statutory rate of 30.75% for fiscal year 2018.

The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period in which the tax rates are changed. The Company recognized the effect of the TCJA on the Company’s net deferred income tax assets, which had previously been recorded based upon the pre-TCJA enacted composite federal, state and foreign income tax rate of approximately 37.5% that would have been applied as the financial statement and tax differences began to reverse. Because most of these differences are now expected to reverse at a composite rate of approximately 23.5%, the Company was required to revalue its net deferred income tax assets. This revaluation resulted in a discrete charge to income tax expense of $409,000 during the three and nine-month periods ended December 31, 2017.

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

In evaluating the process regarding the calculation of the state portion of its income tax provision, the Company has taken a tax position that reflects opportunities for more favorable state apportionment percentages, which were then applied to several prior fiscal years and to succeeding fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount realized through the application of the more favorable state apportionment percentages. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages has resulted in the Company recording a reserve for unrecognized tax benefits of $7,000 and $31,000 during the three-month periods ended December 30, 2018 and December 31, 2017, respectively, and $66,000 and $60,000 during the nine-month periods ended December 30, 2018 and December 31, 2017, respectively.

Because the tax impact of the revised state apportionment percentages is measured net of federal income taxes, the provision in the TCJA that lowered the federal corporate income tax rate to 21% required the Company to revalue its reserve for unrecognized tax benefits. This revaluation resulted in a net discrete charge to income tax expense of $132,000 during the three and nine-month periods ended December 31, 2017.

The Company’s policy is to accrue interest expense and penalties as appropriate on estimated unrecognized tax benefits as a charge to interest expense in the Company’s consolidated statements of income. Interest expense and penalties are not accrued with respect to estimated unrecognized tax benefits that are associated with claims for income tax refunds as long as the overpayments are receivable. The Company accrued interest and penalties associated with its reserve for unrecognized tax benefits of $22,000 and $16,000 during the three-month periods ended December 30, 2018 and December 31, 2017, respectively, and $68,000 and $52,000 during the nine-month periods ended December 30, 2018 and December 31, 2017, respectively. The revaluation the Company’s reserve for unrecognized tax benefits set forth in the preceding paragraph resulted in an additional accrual for interest and penalties with respect to the revalued reserve for unrecognized tax benefits of $25,000 during the three and nine-month periods ended December 31, 2017.

During the nine-month periods ended December 30, 2018 and December 31, 2017, the Company recorded a discrete income tax charge of $12,000 and a discrete income tax benefit of $23,000, respectively, to reflect the net effects of the tax shortfalls and the excess tax benefits arising from the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 25.8% and 49.7% for the nine-month periods ended December 30, 2018 and December 31, 2017, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2019, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $8.6 million for the nine-month period ended December 31, 2017 to $10.5 million for the nine-month period ended December 30, 2018. The increase of net cash provided by operating activities in the current year was primarily the result of the Company’s net income being $1.9 million higher than in the prior year period.

Net cash used in investing activities decreased to $560,000 in the current year from $15.4 million in the prior year. The primary use of cash in the prior year was the payment of $8.7 million for the Carousel Acquisition and $6.5 million for the Sassy Acquisition.

Net cash used in financing activities increased by $9.1 million to $10.1 million in the current year. The increase was due primarily to net repayments under the revolving line of credit in the current year.

At December 30, 2018, there was a balance of $1.9 million owed on the revolving line of credit, there was no letter of credit outstanding and $20.9 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, the Company must either assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either December 30, 2018 or April 1, 2018.

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

INTEREST RATE RISK

As of December 30, 2018, the Company had $1.9 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit. Based upon this level of outstanding debt, the Company’s net income would decrease by approximately $14,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

During the three-month period ended December 30, 2018, there was not any change in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

10.1*	Employment Agreement dated as of January 18, 2019 by and between NoJo Baby & Kids, Inc. and Donna Sheridan (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (2)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (2)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (2)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended December 30, 2018, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Unaudited Condensed Consolidated Statements of Income;

(ii)  Unaudited Condensed Consolidated Balance Sheets;

(iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Unaudited Condensed Consolidated Statements of Cash Flows; and

(v)  Notes to Unaudited Condensed Consolidated Financial Statements.

_______________

*	Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 22, 2019.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: February 7, 2019	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)