Form 10-K
period 2019-03-31
CROWN CRAFTS INC
filed 2019-06-13
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-7604

Crown Crafts, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-0678148
(State of Incorporation)	(I.R.S. Employer Identification No.)

916 S. Burnside Ave.
Gonzales, Louisiana	70737
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code: (225) 647-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	CRWS	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☑	Smaller Reporting Company	☑
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 28, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $43.6 million.

As of May 10, 2019, 10,119,355 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. One can identify these forward-looking statements through our use of words such as “may,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in Part I, Item 1A. “Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

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

The Company operates indirectly through its wholly-owned subsidiaries, Sassy Baby, Inc. (formerly known as Hamco, Inc.) (“Sassy Baby”); NoJo Baby & Kids, Inc. (formerly known as Crown Crafts Infant Products, Inc.) (“NoJo”); and Carousel Designs, LLC (“Carousel”), in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers, as well as directly to consumers through www.babybedding.com. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2019” or “2019” represent the 52-week period ended March 31, 2019 and “fiscal year 2018” or “2018” represent the 52-week period ended April 1, 2018.

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

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, including NoJo®, Neat Solutions®, Carousel Designs® and Sassy®, accounted for 38% and 30% of the Company’s total gross sales during fiscal years 2019 and 2018, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

International Sales

Sales to customers in countries other than the U.S. represented 4% and 3% of the Company’s total gross sales during fiscal years 2019 and 2018, respectively, which included 0.1% of sales to the customers set forth below that represented at least 10% of the Company’s gross sales during fiscal year 2019. International sales are based upon the location that predominately represents what the Company believes to be the final destination of the products delivered to the Company’s customers.

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

Sales and Marketing

The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Compton, California; Gonzales, Louisiana; Grand Rapids, Michigan; and Bentonville, Arkansas. Products are also marketed by independent commissioned sales representatives located throughout the U.S. Substantially all products are sold to retailers for resale to consumers. The Company's subsidiaries introduce new products throughout the year and participate at the Kind + Jugend international trade fair for premium baby and toddler products in Cologne, Germany.

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

Customers

The Company's customers consist principally of mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2019 and 2018.

	Fiscal Year
	2019	2018
Walmart Inc.	41%	39%
Amazon.com, Inc.	16%	11%
Target Corporation	10%	*
Toys "R" Us, Inc.	*	15%
* Amount represented less than 10% of the Company's gross sales for this fiscal year.

Employees

At May 10, 2019, the Company had 163 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 41% of the Company’s gross sales in fiscal year 2019, which included 29% of sales under the Company's license agreements with affiliated companies of The Walt Disney Company (“Disney”), which expire as set forth below:

License Agreement	Expiration
Infant Feeding and Bath	December 31, 2019
Toddler Bedding	December 31, 2019
FROZEN Toddler Bedding	December 31, 2020
Infant Bedding	December 31, 2020

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

The Company’s top three customers represented approximately 67% of gross sales in fiscal year 2019. Although the Company does not enter into contracts with its key customers, it expects its key customers to continue to be a significant portion of its gross sales in the future. The loss of, or a decline in orders from, one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 41% of the Company’s gross sales in fiscal year 2019, which included 29% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses. The volume of sales of licensed products is inherently tied to the success of the characters, films and other licensed programs of the Company’s licensors. A decline in the popularity of these licensed programs or the inability of the licensors to develop new properties for licensing could also result in a material loss of revenues to the Company. Additionally, the Company’s license agreements with Disney and others require a material amount of minimum guaranteed royalty payments. The failure by the Company to achieve the sales envisioned by the license agreements could result in the payment by the Company of shortfalls in the minimum guaranteed royalty payments, which would adversely impact the Company’s operating results.

The Company’s business is impacted by general economic conditions and related uncertainties, including a declining birthrate, affecting markets in which the Company operates.

The Company’s growth is largely dependent upon growth in the birthrate, and in particular, the rate of first births. Economic conditions, including the real and perceived threat of a recession, could lead individuals to decide to forgo or delay having children. Even under optimal economic conditions, shifts in demographic trends and preferences could have the consequence of individuals starting to have children later in life and/or having fewer children.  In recent years, the birthrate in the United States has steadily declined. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories and increased pressure on the prices of the Company’s products.  Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, the factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of the factor doing so may increase due to a change in economic conditions.  Such an action by the factor could result in the loss of future sales to the affected customer.

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

The Company’s operations are highly dependent upon computer hardware and software systems, including customized information technology systems and cloud-based applications. The Company also employs third-party systems and software that are integral to its operations. These systems are vulnerable to cybersecurity incidents, including disruptions and security breaches, which can result from unintentional events or deliberate attacks by insiders or third parties, such as cybercriminals, competitors, nation-states, computer hackers and other cyber terrorists. The Company faces an evolving landscape of cybersecurity threats in which evildoers use a complex array of means to perpetrate attacks, including the use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks and distributed denial-of-service attacks. The Company has implemented security measures to securely maintain confidential and proprietary information stored on the Company’s information systems and continually invests in maintaining and upgrading the systems and applications to mitigate these risks. There can be no assurance that these measures and technology will adequately prevent an intrusion or that a third party that is relied upon by the Company will not suffer an intrusion, that unauthorized individuals will not gain access to confidential or proprietary information or that any such incident will be timely detected and effectively countered. A significant data security breach could result in negative consequences, including a disruption to the Company’s operations and substantial remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or other business partners in an effort to maintain relationships after an attack. An assault against the Company’s information technology infrastructure could also lead to other adverse impacts to its results of operations such as increased future cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, and engaging third-party experts and consultants.

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
●

The failure to retain executive management members and other key personnel of the acquired business that may have been integral to the operations and the execution of the growth strategy of the acquired business.

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

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. Difficulties encountered by these suppliers, such as the instability inherent in operating within an authoritarian political structure, could halt or disrupt production and shipment of the Company’s products. The Chinese government could make allegations against the Company of corruption or antitrust violations, or could adopt regulations related to the manufacture of products within China, including quotas, duties, taxes and other charges or restrictions on the exportation of goods produced in China. Alternatively, the U.S. government could impose similar actions on the importation of goods manufactured in China. Any of these actions could result in an increase in the cost of the Company’s products. Also, an arbitrary strengthening of the Chinese currency versus the U.S. Dollar could increase the prices at which the Company purchases finished goods. Any event causing a disruption of the flow of products manufactured on behalf of the Company, whether within the Chinese interior or at the point of embarkation, could result in delays in the receipt of the Company’s inventory and an increase in the cost of the Company’s products. In addition, changes in U.S. customs procedures or delays in the clearance of goods through customs could result in the Company being unable to deliver goods to customers in a timely manner or the potential loss of sales altogether. The occurrence of any of these events could adversely affect the Company’s profitability.

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

The Company is subject to laws and regulations governing the Internet and e-commerce. On June 21, 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair, Inc., et al. The Court held that a state may require a business to collect and remit sales taxes even if the business has no physical presence within the state. In response, most states have enacted laws or otherwise issued administrative guidance regarding their intent to require the collection and remittance of sales tax on orders of products that are made through the Internet and are subsequently shipped to customers within their states. The Company routinely makes shipments of its products into thousands of jurisdictions throughout the U.S. within which the Company does not have a physical presence. The Wayfair decision is central to an evolving framework of laws and regulations that is subject to interpretation and application in a manner that is inconsistent from one jurisdiction to another. The Company cannot assure that its practices have complied, are currently complying, or will comply fully and adequately with all such laws and regulations. Any failure to comply with any of these laws or regulations could result in damage to the Company’s reputation or a loss or reduction of orders. As the Company complies with such laws and regulations by charging, collecting and remitting sales tax, its customers will see an immediate and significant increase in the total order cost of the Company’s products as such taxes are imposed, which will make the pricing of the Company’s products less competitive when compared with a business that might not be required to charge, collect and remit sales taxes. Also, the Company’s application for registration for sales tax within a jurisdiction will often trigger obligations for other licensing and filing requirements within the jurisdiction. Compliance with such laws and regulations will place an additional burden on the Company by requiring a significant investment and continuing costs, as well as efforts of the Company’s key management personnel. Also, the Company at any time could be subjected to examinations by any of the jurisdictions into which the Company may have at one time or another shipped its products, which could result in the assessment on the Company of a significant accumulation of uncollected taxes, along with penalties and interest. The occurrence of any of these events could adversely affect the Company’s financial position and operating results.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The Company's headquarters are located in Gonzales, Louisiana. The Company rents 17,761 square feet at this location under a lease that expires January 31, 2021. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The table below sets forth certain information regarding the Company's principal real property as of May 10, 2019.

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

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Capital Market under the symbol “CRWS”. As of May 10, 2019, there were 156 record holders of the Company’s common stock.

The Company has historically paid cash dividends. The Company’s payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, the Company’s earnings and various business considerations, including the Company’s financial condition, results of operations, cash flow, level of capital expenditures, future business prospects and such other matters as the Company’s Board of Directors deems relevant. The Company’s credit facility permits the Company to pay cash dividends on its common stock without limitation, provided there is no default under the credit facility before or as a result of the payment of such dividends.

For information regarding securities of the Company that have been authorized for issuance under equity compensation plans, refer to “Securities Authorized for Issuance under Equity Compensation Plans” in Item 12. of Part III of this Annual Report on Form 10-K.

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

	Fiscal Years
	2019	2018	2017	2016	2015
	(amounts in thousands, except per share amounts)
Operating results:
Net sales	$76,381	$70,270	$65,978	$84,342	$85,978
Gross profit	22,307	19,779	19,411	23,813	23,550
Gross profit percentage	29.2%	28.1%	29.4%	28.2%	27.4%
Income from operations	7,113	5,507	8,700	10,788	9,220
Income before income tax expense	6,791	5,421	8,796	10,744	9,160
Income tax expense	1,772	2,400	3,224	3,915	3,442
Net income	5,019	3,021	5,572	6,829	5,718
Basic earnings per share	$0.50	$0.30	$0.56	$0.68	$0.57
Diluted earnings per share	$0.50	$0.30	$0.55	$0.68	$0.57
Cash dividends declared per share	$0.32	$0.32	$0.72	$0.57	$0.32

Financial position at year-end:
Cash and cash equivalents	$143	$215	$7,892	$7,574	$1,807
Accounts receivable, net of allowances	17,772	18,498	15,614	20,796	22,370
Inventories	19,534	19,788	15,821	14,785	15,468
Total current assets	38,679	39,754	41,110	45,732	42,519
Finite-lived intangible assets - net	6,432	7,272	3,128	3,882	4,507
Goodwill	7,125	7,125	1,126	1,126	1,126
Total assets	54,779	56,581	47,184	52,415	49,946

Total current liabilities	7,711	6,788	7,573	12,185	10,374
Long-term debt	4,486	9,458	-	-	-

Shareholders’ equity	41,388	39,318	38,923	40,019	39,572
Total liabilities and shareholders’ equity	$54,779	$56,581	$47,184	$52,415	$49,946

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

Results of Operations

The following table contains results of operations for fiscal years 2019 and 2018 and the dollar and percentage changes for those periods (in thousands, except percentages).

			Change
	2019	2018	$	%
Net sales by category:
Bedding, blankets and accessories	$40,690	$43,486	$(2,796)	-6.4%
Bibs, bath, developmental toy, feeding, baby care and disposable products	35,691	26,784	8,907	33.3%
Total net sales	76,381	70,270	6,111	8.7%
Cost of products sold	54,074	50,491	3,583	7.1%
Gross profit	22,307	19,779	2,528	12.8%
% of net sales	29.2%	28.1%
Marketing and administrative expenses	15,194	14,272	922	6.5%
% of net sales	19.9%	20.3%
Interest expense	325	162	163	100.6%
Other income	3	76	(73)	-96.1%
Income tax expense	1,772	2,400	(628)	-26.2%
Net income	5,019	3,021	1,998	66.1%
% of net sales	6.6%	4.3%

Net Sales:

Sales of $76.4 million for 2019 were $6.1 million higher than 2018, an increase of 8.7%. The increase is primarily due to sales that resulted from acquisitions the Company made in fiscal 2018. On August 4, 2017, the Company, through Carousel, acquired substantially all of the assets and business, and assumed certain specified liabilities, of a privately held manufacturer and online retailer of premium infant and toddler bedding and nursery décor based in Douglasville, Georgia (the “Carousel Acquisition”). In addition, on December 15, 2017, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain related liabilities associated with a line of developmental toy, feeding and baby care products (the “Sassy Acquisition”). The Carousel Acquisition and the Sassy Acquisition added $6.5 million and $11.8 million of sales during fiscal 2019, respectively, compared with $5.4 million and $2.1 million of sales added from the Carousel Acquisition and the Sassy Acquisition during fiscal 2018, respectively. These increases were partially offset by the elimination of sales in the current year to affiliated companies of Toys “R” Us, Inc. (“TRU”), which in the prior year filed bankruptcy petitions, and which ultimately filed motions to liquidate. The sales to TRU amounted to $9.7 million in the prior year period. During the three-month period ended July 1, 2018, most of the sales that ordinarily would have been made to TRU had not yet shifted to other customers of the Company, as TRU actually became a major competitor of the Company as it conducted liquidation sales during this entire period, which included deep discounts on in-line merchandise.

Gross Profit:

Gross profit increased by $2.5 million and increased from 28.1% of net sales for 2018 to 29.2% of net sales for 2019. The increase in amount is due to higher sales that resulted from the Carousel Acquisition and the Sassy Acquisition. In addition, sales in the current year were made at overall higher gross profit percentages, as sales to TRU during the prior year leading up to and continuing through TRU’s bankruptcy and liquidation resulted in a shift to a less profitable product mix and shortfalls of minimum guaranteed royalties.

Marketing and Administrative Expenses:

Marketing and administrative expenses increased by $922,000 for fiscal year 2019 compared with fiscal year 2018. Contributing to the increase is $3.1 million in costs incurred during the current year that were associated with Carousel, compared with $2.6 million in such costs during the prior year, which included $347,000 in acquisition costs. Costs in the current year also included $210,000 in charges associated with transferring most of the inventory acquired in the Sassy Acquisition from Grand Rapids, Michigan to the Company’s distribution facility in Compton, California. Offsetting the increase in the current year is the elimination of credit coverage fees of $653,000 and a bad debt charge of $218,000 that occurred in the prior year and that were associated with the bankruptcy and liquidation of TRU.

Income Tax Expense:

The Company’s provision for income taxes is based upon an annual effective tax rate (“ETR”) on continuing operations, which decreased from 32.7% during 2018 to 24.4% in 2019.

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the TCJA”), which includes a provision to lower the federal corporate income tax rate to 21% effective as of January 1, 2018. As the Company’s fiscal year 2018 ended on April 1, 2018, the lower corporate income tax rate was phased in, resulting in a blended federal statutory rate of 30.75% for fiscal year 2018. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of the Company’s assets and liabilities. The Company’s net deferred income tax assets had previously been recorded based upon the enacted composite federal, state and foreign income tax rate of approximately 37.5% that would have been applied as the financial statement-tax differences began to reverse. Because these differences are now expected to reverse at a composite rate of approximately 24.5%, the Company was required to revalue its net deferred income tax assets. This revaluation resulted in a discrete charge to income tax expense of $377,000 during fiscal year 2018.

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

In evaluating the process regarding the calculation of the state portion of its income tax provision, the Company has taken a tax position that reflects opportunities for more favorable state apportionment percentages, which were applied to several prior fiscal years and to succeeding fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount realized through the application of the more favorable state apportionment percentages. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2019 and 2018 of $87,000 and $113,000, respectively. Because the tax impact of the revised state apportionment percentages are measured net of federal income taxes, the provision in the TCJA that lowered the federal corporate income tax rate to 21% required the Company to revalue its reserve for unrecognized tax liabilities. This revaluation resulted in a net discrete charge to income tax expense of $120,000 during fiscal 2018.

The ETR on continuing operations and the discrete income tax charges and benefits discussed above contributed to an overall provision for income taxes of 26.1% and 44.3% for fiscal years 2019 and 2018, respectively.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top three customers, which represented approximately 67% of the Company’s gross sales in fiscal year 2019. A significant downturn experienced by any or all of these customers could lead to pressure on the Company’s revenues. During fiscal years 2019 and 2018, the Company at times faced higher raw material costs, as well as increases in labor and transportation costs associated with the Company’s sourcing activities in China. Future increases in these costs could adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases. For an additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A. of Part I. of this Annual Report on Form 10-K.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities increased from $2.5 million for the fiscal year ended April 1, 2018 to $9.0 million for the fiscal year ended March 31, 2019. In the current year, the Company experienced a decrease in its accounts receivable balances that was $3.6 million higher than the increase in the prior year. In addition, the Company in the current year experienced an increase in its accounts payable balances that was $2.1 million higher than the decrease in the prior year.

Net cash used in investing activities was $751,000 in fiscal year 2019 compared with $15.5 million in fiscal year 2018. The decrease in fiscal year 2019 was due primarily to the payment of the purchase price of $8.7 million for the Carousel Acquisition and $6.5 million for the Sassy Acquisition in fiscal year 2018.

Net cash provided by financing activities was $5.3 million in fiscal 2018 as compared with $8.3 million used in financing activities in the fiscal 2019, for an overall swing of $13.6 million. The change was primarily associated with net repayments on the Company’s revolving line of credit during the current year that were $14.4 million higher than the net borrowings during the prior year.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at March 31, 2019 consisted of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc., of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%. The financing agreement matures on July 11, 2022 and is secured by a first lien on all assets of the Company. As of March 31, 2019, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 4.24% as of March 31, 2019. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 3.5% as of March 31, 2019, on daily negative balances, if any, held at CIT.

As of March 31, 2019, there was a balance of $4.5 million owed on the revolving line of credit, there was no letter of credit outstanding and $19.4 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of April 1, 2018, there was a balance of $9.5 million owed on the revolving line of credit, there was no letter of credit outstanding and $13.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of March 31, 2019.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $261,000 and $223,000 during fiscal years 2019 and 2018, respectively. There were no advances on the factoring agreements at March 31, 2019 or April 1, 2018.

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

Purchase Price Allocations and the Resulting Goodwill: From time to time, the Company has entered into transactions accounted for as business combinations. In connection with a business combination, the Company must prepare an allocation of the cost of the acquisition to the identifiable assets acquired and liabilities assumed, based on estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill.

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

ITEM 8.  Financial Statements and Supplementary Data

Refer to pages 21 and F-1 through F-22 hereof.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act (“ICFR”). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation of ICFR, management has concluded that internal control over financial reporting was effective as of March 31, 2019.

The Company’s internal control system has been designed to provide reasonable assurance to the Company’s management and the Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only a reasonable, rather than absolute, assurance that the Company’s financial statements are free of any material misstatement, whether caused by error or fraud.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s ICFR as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the Company's directors and executive officers will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2019 (the "Proxy Statement") under the captions "Proposal 1 – Election of Directors" and “Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Board Committees and Meetings” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of March 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2006 Omnibus Incentive Plan	97,500	$6.87	0

2014 Omnibus Equity Compensation Plan	360,000	$7.60	556,013

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

ITEM 15.  Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8.:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of March 31, 2019 and April 1, 2018
- Consolidated Statements of Income for the Fiscal Years Ended March 31, 2019 and April 1, 2018
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended March 31, 2019 and April 1, 2018
- Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2019 and April 1, 2018
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

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning	Charged to		Balance at End of
	of Period	Expenses	Deductions	Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended April 1, 2018
Allowance for customer deductions	$775	$3,749	$3,959	$565
Allowance for doubtful accounts	$0	$218	$218	$0

Year Ended March 31, 2019
Allowance for customer deductions	$565	$3,629	$3,787	$407

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report as follows:

Exhibit
Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (12)
3.3	—	Bylaws of the Company, as amended and restated through November 15, 2016. (22)
4.1*	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 14, 2012). (15)
4.2*	—	Form of Non-Qualified Stock Option Agreement (Employees). (5)
4.3*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (17)
4.4*	—	Form of Incentive Stock Option Grant Agreement. (18)
4.5*	—	Form of Non-Qualified Stock Option Grant Agreement. (18)
4.6*	—	Form of Restricted Stock Grant Agreement. (18)
10.1*	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut. (1)
10.2*	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut. (3)
10.3*	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman. (3)
10.4	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.5	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.6	—

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

10.25	—

Thirteenth Amendment to Financing Agreement dated as of August 7, 2018 by and among the Company, Hamco, Inc., Carousel Designs, LLC, Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (25)

10.26*	—	Employment Agreement dated January 18, 2019 by and between NoJo Baby & Kids, Inc. and Donna Sheridan (26)
14.1	—	Code of Ethics. (3)
21.1	—	Subsidiaries of the Company. (27)
23.1	—	Consent of KPMG LLP. (27)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (27)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (27)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (28)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (28)
101	—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Consolidated Statements of Income;

(ii)  Consolidated Balance Sheets;

(iii) Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Consolidated Statements of Cash Flows; and

(v)  Notes to Consolidated Financial Statements.

_______________

          *   Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.
(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(5)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 30, 2012.
(15)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(17)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(18)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2016.
(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(22)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 16, 2016.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 7, 2017.
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 18, 2017.
(25)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018.
(26)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 22, 2019.
(27)	Filed herewith.
(28)	Furnished herewith.

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

By:   /s/ E. Randall Chestnut

E. Randall Chestnut

Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut	Chairman of the Board, President and Chief Executive Officer (Principal Executive	June 13, 2019
E. Randall Chestnut	Officer)

/s/ Olivia W. Elliott	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting	June 13, 2019
Olivia W. Elliott	Officer)

/s/ Sidney Kirschner	Director	June 13, 2019
Sidney Kirschner

/s/ Zenon S. Nie	Director	June 13, 2019
Zenon S. Nie

/s/ Donald Ratajczak	Director	June 13, 2019
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 13, 2019
Patricia Stensrud

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Crown Crafts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the Company) as of March 31, 2019 and April 1, 2018, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and April 1, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Baton Rouge, Louisiana

June 13, 2019

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 AND APRIL 1, 2018
(amounts in thousands, except share and per share amounts)

	March 31, 2019	April 1, 2018

ASSETS
Current assets:
Cash and cash equivalents	$143	$215
Accounts receivable (net of allowances of $407 at March 31, 2019 and $565 at April 1, 2018):
Due from factor	17,250	15,447
Other	522	3,051
Inventories	19,534	19,788
Prepaid expenses	1,230	1,253
Total current assets	38,679	39,754

Property, plant and equipment - at cost:
Vehicles	323	268
Leasehold improvements	282	272
Machinery and equipment	4,269	4,010
Furniture and fixtures	799	799
Property, plant and equipment - gross	5,673	5,349
Less accumulated depreciation	3,751	3,571
Property, plant and equipment - net	1,922	1,778

Finite-lived intangible assets - at cost:
Tradename and trademarks	3,667	3,667
Customer relationships	7,374	7,374
Other finite-lived intangible assets	3,159	3,159
Finite-lived intangible assets - gross	14,200	14,200
Less accumulated amortization	7,768	6,928
Finite-lived intangible assets - net	6,432	7,272

Goodwill	7,125	7,125
Deferred income taxes	524	532
Other	97	120
Total Assets	$54,779	$56,581

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,201	$3,766
Accrued wages and benefits	1,819	842
Accrued royalties	398	793
Dividends payable	810	807
Income taxes payable	76	40
Other accrued liabilities	407	540
Total current liabilities	7,711	6,788

Non-current liabilities:
Long-term debt	4,486	9,458
Reserve for unrecognized tax liabilities	1,194	1,017
Total non-current liabilities	5,680	10,475

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at March 31, 2019 and April 1, 2018; Issued 12,546,789 shares at March 31, 2019 and 12,493,789 shares at April 1, 2018	125	125
Additional paid-in capital	53,251	52,874
Treasury stock - at cost - 2,424,231 shares at March 31, 2019 and 2,408,025 shares at April 1, 2018	(12,326)	(12,231)
Retained Earnings (Accumulated Deficit)	338	(1,450)
Total shareholders' equity	41,388	39,318
Total Liabilities and Shareholders' Equity	$54,779	$56,581

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED MARCH 31, 2019 AND APRIL 1, 2018
(amounts in thousands, except per share amounts)

	2019	2018

Net sales	$76,381	$70,270
Cost of products sold	54,074	50,491
Gross profit	22,307	19,779
Marketing and administrative expenses	15,194	14,272
Income from operations	7,113	5,507
Other income (expense):
Interest expense	(325)	(162)
Interest income	-	79
Other - net	3	(3)
Income before income tax expense	6,791	5,421
Income tax expense	1,772	2,400
Net income	$5,019	$3,021

Weighted average shares outstanding:
Basic	10,092	10,072
Effect of dilutive securities	2	7
Diluted	10,094	10,079

Earnings per share:
Basic	$0.50	$0.30

Diluted	$0.50	$0.30

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED MARCH 31, 2019 AND APRIL 1, 2018

						(Accumulated
	Common Shares		Treasury Shares		Additional	Deficit)	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)
Balances - April 2, 2017	12,423,539	$124	(2,401,066)	$(12,175)	$52,220	$(1,246)	$38,923

Issuance of shares	70,250	1			115		116
Stock-based compensation					539		539
Acquisition of treasury stock			(6,959)	(56)			(56)
Net income						3,021	3,021
Dividends declared on common stock - $0.32 per share						(3,225)	(3,225)

Balances - April 1, 2018	12,493,789	125	(2,408,025)	(12,231)	52,874	(1,450)	39,318

Issuance of shares	53,000	-			-		-
Stock-based compensation					377		377
Acquisition of treasury stock			(16,206)	(95)			(95)
Net income						5,019	5,019
Dividends declared on common stock - $0.32 per share						(3,231)	(3,231)

Balances - March 31, 2019	12,546,789	$125	(2,424,231)	$(12,326)	$53,251	$338	$41,388

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED MARCH 31, 2019 AND APRIL 1, 2018
(amounts in thousands)

	2019	2018
Operating activities:
Net income	$5,019	$3,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	640	333
Amortization of intangibles	840	836
Deferred income taxes	8	708
Loss on sale of property, plant and equipment	-	2
Reserve for unrecognized tax liabilities	177	329
Stock-based compensation	377	539
Changes in assets and liabilities:
Accounts receivable	726	(2,884)
Inventories	254	297
Prepaid expenses	23	655
Other assets	23	19
Accounts payable	402	(1,702)
Accrued liabilities	485	300
Net cash provided by operating activities	8,974	2,453
Investing activities:
Capital expenditures for property, plant and equipment	(751)	(221)
Payments for acquisitions, net of liabilities assumed	-	(15,245)
Net cash used in investing activities	(751)	(15,466)
Financing activities:
Repayments under revolving line of credit	(63,134)	(15,913)
Borrowings under revolving line of credit	58,162	25,371
Purchase of treasury stock	(95)	(56)
Payments on capital leases	-	(845)
Dividends paid	(3,228)	(3,221)
Net cash (used in) provided by financing activities	(8,295)	5,336
Net decrease in cash and cash equivalents	(72)	(7,677)
Cash and cash equivalents at beginning of period	215	7,892
Cash and cash equivalents at end of period	$143	$215

Supplemental cash flow information:
Income taxes paid	$1,673	$1,671
Interest paid	237	67

Noncash financing activities:
Property, plant and equipment purchased but unpaid	(33)	-
Dividends declared but unpaid	(810)	(807)
Compensation paid as common stock	-	116

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Crown Crafts, Inc. (the “Company”) was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. (formerly known as Crown Crafts Infant Products, Inc.) (“NoJo”), Sassy Baby, Inc. (formerly known as Hamco, Inc.) (“Sassy Baby”) and Carousel Designs, LLC (“Carousel”) in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Sales of the Company’s products are generally made directly to retailers, which are primarily mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers, as well as directly to consumers through www.babybedding.com. The Company’s products marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

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

Fiscal Year: The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2019” or “2019” represent the 52-week period ended March 31, 2019 and references to “fiscal year 2018” or “2018” represent the 52-week period ended April 1, 2018.

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

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for fiscal years 2019 and 2018 are as follows (in thousands):

	2019	2018
Bedding, blankets and accessories	$40,690	$43,486
Bibs, bath, developmental toy, feeding, baby care and disposable products	35,691	26,784
Total net sales	$76,381	$70,270

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

Uncollectible Accounts:     To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its receivables under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. For fiscal years beginning on and after April 2, 2018, the Company recognizes revenue net of the amount that is expected to be uncollectible on accounts receivable, if any, that are not assigned under the factoring agreements with CIT. The Company’s management makes estimates of the uncollectiblity of its non-factored accounts receivable by specifically analyzing the accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms.

For reporting periods that ended prior to April 2, 2018, the Company instead recorded a provision for its expected uncollectible accounts in the form of a bad debt expense, which was included in marketing and administrative expenses in the consolidated statements of income. On September 18, 2017, Toys “R” Us, Inc. (“TRU”) filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Virginia (the “Court”). On March 14, 2018, TRU filed a motion with the Court seeking authority to close its remaining stores and distribution centers in the U.S., and to otherwise discontinue, liquidate and wind-down all U.S. operations.

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

Credit Concentration: The Company’s accounts receivable at March 31, 2019 amounted to $17.8 million, net of allowances of $407,000. Of this amount, $17.3 million was due from CIT under the factoring agreements, which amount represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements.

Other Accrued Liabilities:      An amount of $407,000 was recorded as other accrued liabilities as of March 31, 2019. Of this amount, $241,000 reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers. Other accrued liabilities as of March 31, 2019 also includes a reserve for customer returns of $6,000 and unredeemed store credits and gift certificates totaling $19,000.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying consolidated statements of income and amounted to $5.2 million and $7.2 million for fiscal years 2019 and 2018, respectively.

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

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment as of March 31, 2019 were the tax years ended March 31, 2019, April 1, 2018, April 2, 2017, April 3, 2016, March 29, 2015, March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011.

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

In evaluating the process regarding the calculation of the state portion of its income tax provision, the Company has taken a tax position that reflects opportunities for more favorable state apportionment percentages, which were applied to several prior fiscal years and to succeeding fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount realized through the application of the more favorable state apportionment percentages. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2019 and 2018 of $87,000 and $113,000, respectively. Because the tax impact of the revised state apportionment percentages are measured net of federal income taxes, the provision in the TCJA that lowered the federal corporate income tax rate to 21% required the Company to revalue its reserve for unrecognized tax liabilities. This revaluation resulted in a net discrete charge to income tax expense of $120,000 during fiscal 2018.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2019 and 2018, the Company accrued $90,000 and $96,000, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities that has been refunded to the Company but for which the relevant statute of limitations remained unexpired. No interest expense or penalties are accrued with respect to estimated unrecognized tax liabilities that are associated with state income tax overpayments that remain receivable.

In December 2016, the Company received notification from the State of California of its intention to examine the Company’s consolidated income tax returns for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. The ultimate resolution of the examination could include administrative or legal proceedings. Although management believes that the calculations and positions taken on these and all other filed income tax returns are reasonable and justifiable, the outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, the reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are associated with the Company’s online business are recorded as incurred. Advertising expense is included in other marketing and administrative expenses in the consolidated statements of income and amounted to $1.3 million for each of fiscal years 2019 and 2018.

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

ASU No. 2014-09 requires revenue to be recognized by an entity when a customer obtains control of promised products in an amount that reflects the consideration that the entity expects to receive in exchange for those products. A further description of the GAAP guidance in effect subsequent to the adoption of ASU No. 2014-09 is set forth above under the headings “Revenue Recognition,” “Allowances Against Accounts Receivable” and “Uncollectible Accounts” in this Note 2 disclosure. The Company performed an evaluation of its revenue contract arrangements and has determined that, although the disclosures related to the Company’s accounting policies and practices associated with the amount and timing of revenue recognition have been enhanced, the adoption of the ASU did not have a material impact on the Company’s financial position or results of operations.

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

Although early adoption of ASU No. 2016-02 (as modified by ASU No. 2018-11) is permitted, the Company intends to adopt ASU No. 2016-02 effective as of April 1, 2019. ASU No. 2016-02 contains a number of optional practical expedients available to be used in transition. The Company expects to elect to use the “package of practical expedients,” which will permit the Company to avoid a reassessment of prior conclusions about lease identification, lease classification and initial direct costs. The Company also expects to elect the practical expedient that will permit the Company to exclude short-term agreements of less than 12 months from capitalization. The Company expects to use the modified retrospective approach and further expects that the adoption of ASU No. 2016-02 will have a material effect on the Company’s financial position and related disclosures. Upon its adoption of ASU No. 2016-02, the Company expects to recognize operating lease liabilities and corresponding right-of-use assets of $1.9 million based on the present value of the remaining minimum rental payments under the Company’s operating leases.

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the objective of which is to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. Because this methodology restricted the recognition of credit losses that are expected, but did not yet meet the “probable” threshold, ASU No. 2016-13 was issued to require the consideration of a broader range of reasonable and supportable information when determining estimates of credit losses. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2019. The ASU is to be applied using a modified retrospective approach, and the ASU may be early-adopted as of the first interim period of the fiscal year beginning after December 15, 2018. Although the Company has not decided whether to adopt ASU No. 2016-13 early or determined the full impact of the adoption of the ASU, because the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT, the Company does not believe that the adoption of ASU No. 2016-13 will have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASU’s issued which had become effective as of May 10, 2019, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 - Financing Arrangements

Master Stand-by Claims Purchase Agreements: On May 16, 2017, the Company entered into an agreement (the “First Agreement”) with Chase wherein the Company had the right to sell, and Chase had the obligation to purchase, certain claims that could arise if accounts receivable amounts owed by Toys R Us-Delaware, Inc. (“Toys-Delaware”), an affiliated company of TRU, to the Company became uncollectible. The First Agreement would have expired on September 20, 2018 and carried a fee of 1.65% per month of the limit of $1.8 million of accounts receivable due from Toys-Delaware. On September 18, 2017, TRU and Toys-Delaware filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”). Pursuant to the terms of the First Agreement, the Bankruptcy Filing allowed the Company to exercise its right to sell to Chase the claim that arose as a result of the Bankruptcy Filing (the “First Exercise”), which amounted to $866,000 and which was paid in full to the Company by Chase. The First Exercise resulted in the acceleration of the recognition of the remaining unpaid fees owed under the First Agreement. During fiscal year 2018, the Company recognized $480,000 in fees under the First Agreement, which are included in marketing and administrative expenses in the accompanying consolidated statements of income.

On September 19, 2017, the Company entered into an agreement (the “Second Agreement”) with Chase wherein the Company had the right to sell, and Chase had the obligation to purchase, certain accounts receivable claims that could arise if Toys-Delaware converted its Chapter 11 case to Chapter 7 of the U.S. Bankruptcy Code or had taken certain other specified actions. The Second Agreement would have expired on March 31, 2018 and carried a fee of 1.50% per month of the limit of $1.8 million of accounts receivable due from Toys-Delaware. During fiscal year 2018, the Company recognized $173,000 in fees under the Second Agreement, which are included in marketing and administrative expenses in the accompanying consolidated statements of income.

The Second Agreement was scheduled to have expired on March 31, 2018 but on March 14, 2018, TRU filed a motion with the Court seeking authority to close the remaining Toys-Delaware stores and distribution centers in the U.S., and to otherwise discontinue, liquidate and wind-down all U.S. operations of Toys-Delaware. Pursuant to the terms of the Second Agreement, the liquidation filing allowed the Company to exercise its right to sell to Chase the claim under the Second Agreement that arose as a result of the liquidation filing, which amounted to $1.8 million and which was paid in full to the Company by Chase during fiscal year 2019.

Factoring Agreements: The Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. Credit losses are borne by CIT with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $261,000 and $223,000 during fiscal years 2019 and 2018, respectively. There were no advances on the factoring agreements at either March 31, 2019 or April 1, 2018.

Credit Facility: The Company’s credit facility at March 31, 2019 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%. The financing agreement matures on July 11, 2022 and is secured by a first lien on all assets of the Company. As of March 31, 2019, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 4.24% as of March 31, 2019. The financing agreement also provides for the payment by CIT of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 3.5% as of March 31, 2019, on daily negative balances, if any, held at CIT.

As of March 31, 2019, there was a balance of $4.5 million owed on the revolving line of credit, there was no letter of credit outstanding and $19.4 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of April 1, 2018, there was a balance of $9.5 million owed on the revolving line of credit, there was no letter of credit outstanding and $13.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of March 31, 2019.

Note 4 – Acquisitions

Carousel: On August 4, 2017, Carousel Acquisition, LLC, a then newly-formed and wholly-owned subsidiary of the Company, acquired substantially all of the assets and business of a privately held manufacturer and online retailer of infant and toddler bedding and nursery décor based in Douglasville, Georgia, which was at that time named Carousel Designs, LLC (the “Carousel Acquisition”). On August 11, 2017, the seller of such assets having relinquished its rights to its name as part of the terms of the acquisition transaction, Carousel Acquisition, LLC changed its name to Carousel Designs, LLC.

The Company anticipates that certain synergies, including administrative and capital efficiencies, may be achieved as a result of the Company’s control of the combined assets and that the Company will benefit from the direct-to-consumer opportunities that will result from the Carousel Acquisition. Carousel paid an acquisition cost of $8.7 million from cash on hand and assumed certain specified liabilities relating to the business. In connection with the Carousel Acquisition, Carousel paid off capital leases amounting to $845,000 that were associated with certain fixed assets that were acquired and recognized as expense $347,000 of costs associated with the acquisition during fiscal year 2018, which is included in marketing and administrative expenses in the accompanying consolidated statements of income.

The Carousel Acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations. The Company determined the allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which was determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired were determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. In its allocation of the acquisition cost, the Company has recognized $5.7 million of goodwill, the entirety of which has been assigned to the reporting unit of the Company that produces and markets infant and toddler bedding, blankets and accessories, and the entirety of which is expected to be deductible for income tax purposes.

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

The Carousel Acquisition resulted in net sales of $6.5 million and $5.4 million during fiscal years 2019 and 2018, respectively. Carousel recorded amortization expense associated with the acquired amortizable intangible assets of $242,000 and $183,000 during fiscal years 2019 and 2018, respectively, which is included in marketing and administrative expenses in the consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the developed technology, 5 years for the non-compete agreements and 11 years on a weighted-average basis for the grouping taken together.

Sassy: On December 15, 2017, Sassy Baby (then known as Hamco, Inc.) acquired assets associated with the Sassy®-branded developmental toy, feeding and baby care product line from Sassy 14, LLC and assumed related liabilities (the “Sassy Acquisition”). Sassy Baby paid an acquisition cost of $6.5 million from a combination of cash on hand and the revolving line of credit. Sassy Baby also recognized as expense $169,000 of costs associated with the acquisition during fiscal year 2018, which is included in marketing and administrative expenses in the accompanying consolidated statements of income.

The Company has achieved certain administrative and capital efficiencies as a result of its acquisition of the Sassy product line. For example, synergies were attained in April 2018 when the Company transferred the inventory acquired in the Sassy Acquisition from Grand Rapids, Michigan to the Company’s distribution facility in Compton, California. The Company anticipates that it will further benefit from the added diversity to the Company’s portfolio of products and that the Sassy Acquisition will strengthen the Company’s overall position in the infant and juvenile products market.

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

The Sassy Acquisition resulted in net sales of $11.8 million and $2.1 million of developmental toy, feeding and baby care products during fiscal years 2019 and 2018, respectively. Sassy Baby recorded amortization expense associated with the amortizable intangible assets acquired in the Sassy Acquisition of $223,000 and $56,000 during fiscal years 2019 and 2018, respectively, which is included in marketing and administrative expenses in the consolidated statements of income. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the customer relationships and 11 years on a weighted-average basis for the grouping taken together.

Note 5 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “401(k) Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The 401(k) Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the 401(k) Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Company’s Board of Directors (the “Board”) determines the portion, if any, of employee contributions that will be matched by the Company. For calendar years 2019, 2018 and 2017, the Board established the employer matching contributions at 100% of the first 2% of employee contributions and 50% of the next 3% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account, then the unvested portion of the matching employer amount in their account is forfeited when the employee receives a distribution from their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company's matching contributions to the 401(k) Plan, net of the utilization of forfeitures, were $284,000 and $223,000 for fiscal years 2019 and 2018, respectively.

Note 6 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of March 31, 2019 and April 1, 2018 amounted to $30.0 million, which is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Other Intangible Assets: Other intangible assets as of March 31, 2019 and April 1, 2018 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of March 31, 2019 and April 1, 2018, the amortization expense for fiscal years 2019 and 2018 and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Fiscal Year Ended
	March 31,	April 1,	March 31,	April 1,	March 31,	April 1,
	2019	2018	2019	2018	2019	2018
Tradename and trademarks	$3,667	$3,667	$1,501	$1,270	$231	$204
Developed technology	1,100	1,100	183	73	110	73
Non-compete covenants	458	458	200	122	78	55
Patents	1,601	1,601	781	673	108	108
Customer relationships	7,374	7,374	5,103	4,790	313	396
Total other intangible assets	$14,200	$14,200	$7,768	$6,928	$840	$836

Classification within the accompanying consolidated statements of income:
Cost of products sold					$6	$7
Marketing and administrative expenses					834	829
Total amortization expense					$840	$836

The Company estimates that its amortization expense will be $854,000, $790,000, $765,000, $689,000 and $665,000 in fiscal years 2020, 2021, 2022, 2023 and 2024, respectively.

Note 7 – Inventories

Major classes of inventory were as follows (in thousands):

	March 31, 2019	April 1, 2018
Raw Materials	$617	$875
Work in Process	56	134
Finished Goods	18,861	18,779
Total inventory	$19,534	$19,788

Note 8 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Board, which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of options) and other terms of individual awards. At March 31, 2019, 556,000 shares of the Company’s common stock were available for future issuance under the 2014 Plan, which may be issued from authorized and unissued shares of the Company's common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. During fiscal years 2019 and 2018, the Company recorded $377,000 and $539,000 of stock-based compensation, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2019.

Stock Options: The following table represents stock option activity for fiscal years 2019 and 2018:

	Fiscal Years Ended
	March 31, 2019		April 1, 2018
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.93	395,000	$8.35	322,500
Granted	5.90	110,000	7.35	140,000
Forfeited	7.83	(47,500)	9.05	(67,500)
Outstanding at End of Period	7.45	457,500	7.93	395,000
Exercisable at End of Period	8.03	292,500	7.94	220,000

There were no stock options exercised during either of fiscal years 2019 and 2018. As of March 31, 2019, the intrinsic value of the outstanding and exercisable stock options was each $2,000.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options awarded to certain employees during fiscal years 2019 and 2018, which options vest over a two-year period, assuming continued service.

	Stock Options Granted to Employees During Fiscal Years Ended
	2019		2018
Number of options issued	110,000	10,000	20,000	110,000
Grant date	June 13, 2018	December 18, 2017	August 4, 2017	June 8, 2017
Dividend yield	5.42%	4.92%	5.77%	4.13%
Expected volatility	25.00%	25.00%	25.00%	25.00%
Risk free interest rate	2.78%	1.94%	1.51%	1.47%
Contractual term (years)	10.00	10.00	10.00	10.00
Expected term (years)	4.00	3.00	3.00	3.00
Forfeiture rate	5.00%	5.00%	5.00%	5.00%
Exercise price (grant-date closing price) per option	$5.90	$6.50	$5.55	$7.75
Fair value per option	$0.49	$0.59	$0.50	$0.85

For the fiscal years ended March 31, 2019 and April 1, 2018, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended March 31, 2019
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2017	$6	$4	$10
2018	17	26	43
2019	7	13	20

Total stock option compensation	$30	$43	$73

	Fiscal Year Ended April 1, 2018
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2016	$6	$1	$7
2017	26	15	41
2018	17	19	36

Total stock option compensation	$49	$35	$84

A summary of stock options outstanding and exercisable as of March 31, 2019 is as follows:

					Weighted-		Weighted-
				Weighted-	Avg. Exercise		Avg. Exercise
			Number	Avg. Remaining	Price of	Number	Price of
Exercise			of Options	Contractual	Options	of Options	Options
Price			Outstanding	Life in Years	Outstanding	Exercisable	Exercisable
$4.00	-	4.99	5,000	2.20	$4.81	5,000	$4.81
$5.00	-	5.99	140,000	8.29	$5.81	25,000	$5.45
$6.00	-	6.99	30,000	5.71	$6.26	25,000	$6.21
$7.00	-	7.99	142,500	7.09	$7.81	97,500	$7.83
$8.00	-	8.99	60,000	6.20	$8.38	60,000	$8.38
$9.00	-	9.99	80,000	7.19	$9.60	80,000	$9.60
			457,500	7.21	$7.45	292,500	$8.03

As of March 31, 2019, total unrecognized stock-option compensation costs amounted to $47,000, which will be recognized as the underlying stock options vest over a weighted-average period of 6.6 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

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

Non-vested Stock Granted to Employees:     On January 18, 2019, upon the appointment of Donna Sheridan to serve as the President and Chief Executive Officer of NoJo, the Board granted 25,000 shares of non-vested stock to Ms. Sheridan. These shares will vest on January 18, 2021, assuming continued service. The fair value of the non-vested stock granted to Ms. Sheridan is $5.86 per share, which was based on the closing price of the Company’s common stock on the date of the grant.

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

In connection with the performance bonus plan, the Company granted shares of common stock and recognized compensation expense as set forth below.

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

		Vesting of shares during the fiscal year ended
Fiscal		March 31, 2019			April 1, 2018
Year	Shares	Shares	Aggregate	Taxes	Shares	Aggregate	Taxes
Granted	Granted	Vested	Value	Remitted	Vested	Value	Remitted
2017	41,205	20,601	$122,000	$39,000	20,604	$167,000	$56,000
2018	42,250	21,125	124,000	56,000	-	-	-

	Total	41,726	$246,000	$95,000	20,604	$167,000	$56,000

For the fiscal year ended March 31, 2019, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2017	$-	$47	$47
2018	116	77	193
2019	13	51	64

Total stock grant compensation	$129	$175	$304

For the fiscal year ended April 1, 2018, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2016	$-	$38	$38
2017	108	141	249
2018	116	52	168

Total stock grant compensation	$224	$231	$455

As of March 31, 2019, total unrecognized compensation expense related to the Company’s non-vested stock grants was $261,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 10.1 months. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unvested grants as of such individual’s separation date.

Note 9 – Income Taxes

The Company’s income tax provision for the fiscal years ended March 31, 2019 and April 1, 2018 is summarized below (in thousands):

	Fiscal year ended March 31, 2019
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$1,282	$61	$1,343
State	287	18	305
Foreign	11	-	11
Total income tax expense on current year income	1,580	79	1,659
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	87	-	87
Adjustment to prior year provision	85	(71)	14
Net excess tax shortfall related to stock-based compensation	12	-	12
Income tax expense (benefit) - discrete items	184	(71)	113
Total income tax expense	$1,764	$8	$1,772

	Fiscal year ended April 1, 2018
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$1,219	$325	$1,544
State	177	41	218
Foreign	12	-	12
Total income tax expense on current year income	1,408	366	1,774
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	113	-	113
Revaluations due to change in enacted tax rates	120	377	497
Adjustment to prior year provision	74	(35)	39
Net excess tax benefit related to stock-based compensation	(23)	-	(23)
Income tax expense (benefit) - discrete items	284	342	626
Total income tax expense	$1,692	$708	$2,400

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2019 and April 1, 2018 are as follows (in thousands):

	March 31, 2019	April 1, 2018
Deferred tax assets:
Employee wage and benefit accruals	$441	$197
Accounts receivable and inventory reserves	129	180
Deferred rent	25	40
Intangible assets	184	391
State net operating loss carryforwards	710	724
Accrued interest and penalty on unrecognized tax liabilities	55	36
Stock-based compensation	148	208
Total gross deferred tax assets	1,692	1,776
Less valuation allowance	(710)	(724)
Deferred tax assets after valuation allowance	982	1,052

Deferred tax liabilities:
Prepaid expenses	(175)	(186)
Property, plant and equipment	(283)	(334)
Total deferred tax liabilities	(458)	(520)
Net deferred income tax assets	$524	$532

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of March 31, 2019 and April 1, 2018 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

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

The following table sets forth the reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal years 2019 and 2018 (in thousands):

	2019	2018
Balance at beginning of period	$1,017	$688
Additions related to current year positions	87	113
Additions related to prior year positions	90	96
Revaluations due to change in enacted tax rates	-	120
Reductions for tax positions of prior years	-	-
Reductions due to the lapse of the statute of limitations	-	-
Payments pursuant to judgements and settlements	-	-
Balance at end of period	$1,194	$1,017

In evaluating the process regarding the calculation of the state portion of its income tax provision, the Company has taken a tax position that reflects opportunities for more favorable state apportionment percentages, which were applied to several prior fiscal years and to succeeding fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount realized through the application of the more favorable state apportionment percentages. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2019 and 2018 of $87,000 and $113,000, respectively. Because the tax impact of the revised state apportionment percentages are measured net of federal income taxes, the provision in the TCJA that lowered the federal corporate income tax rate to 21% required the Company to revalue its reserve for unrecognized tax liabilities. This revaluation resulted in a net discrete charge to income tax expense of $120,000 during fiscal 2018.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2019 and 2018, the Company accrued $90,000 and $96,000, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities that has been refunded to the Company but for which the relevant statute of limitations remained unexpired. No interest expense or penalties are accrued with respect to estimated unrecognized tax liabilities that are associated with state income tax overpayments that remain receivable.

The Company's provision for income taxes is based upon effective tax rates of 26.1% and 44.3% in fiscal years 2019 and 2018, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates, plus the net effect of various discrete items.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2019 and 2018 (in thousands):

	2019	2018
Federal statutory rate	21.00%	30.75%
Tax expense at federal statutory rate	$1,426	$1,662
State income taxes, net of Federal income tax benefit	241	126
Tax credits	(11)	(12)
Discrete items	113	626
Other - net, including foreign	3	(2)
Income tax expense	$1,772	$2,400

Note 10 – Shareholders’ Equity

Dividends: The holders of shares of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Cash dividends of $0.32 per share, amounting to $3.2 million, were declared during each of fiscal years 2019 and 2018. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the income tax withholding obligations relating to the vesting of stock. In this manner, the Company acquired 16,000 treasury shares during the fiscal year ended March 31, 2019 at a weighted-average market value of $5.87 per share and acquired 7,000 treasury shares during the fiscal year ended April 1, 2018 at a weighted-average market value of $8.10 per share.

Note 11 - Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended March 31, 2019 and April 1, 2018.

	2019	2018
Walmart Inc.	41%	39%
Amazon.com, Inc.	16%	11%
Target Corporation	10%	*
Toys "R" Us, Inc.	*	15%
* Amount represented less than 10% of the Company's gross sales for this fiscal year.

Note 12 – Commitments and Contingencies

Total rent expense was $1.7 million and $1.6 million during fiscal years 2019 and 2018, respectively. The Company’s commitment for minimum guaranteed rental payments under its lease agreements as of March 31, 2019 is $1.9 million, consisting of $1.4 million, $497,000 and $42,000 due in fiscal years 2020, 2021 and 2022, respectively.

Total royalty expense was $5.2 million and $7.2 million for fiscal years 2019 and 2018, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of March 31, 2019 is $3.2 million, consisting of $2.5 million, $549,000 and $147,000 due in fiscal years 2020, 2021 and 2022, respectively.

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

Note 13 – Related Party Transaction

On August 4, 2017, Carousel entered into a lease of the Carousel facilities with JST Capital, LLC (“JST”), a wholly-owned subsidiary of Pritech, Inc., which is owned by the Chief Executive Officer and the former President of Carousel. Carousel made lease payments of $96,000 and $63,000 to JST during fiscal years 2019 and 2018, respectively. During fiscal years 2019 and 2018, $82,000 and $55,000, respectively, of the lease payments were included in cost of products sold and $14,000 and $8,000, respectively, were included in marketing and administrative expenses in the accompanying consolidated statements of income.

Note 14 – Subsequent Events

The Company has evaluated events that have occurred between March 31, 2019 and the date that the accompanying financial statements were issued, and has determined that there are no material subsequent events that require disclosure.