Form 10-Q
period 2019-06-30
CROWN CRAFTS INC
filed 2019-08-14
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(225) 647-9100
Registrant’s telephone number, including area code

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CRWS	Nasdaq Capital Market

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of July 31, 2019 was 10,119,355.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 (UNAUDITED) AND MARCH 31, 2019
(amounts in thousands, except share and per share amounts)

	June 30, 2019	March 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$3,467	$143
Accounts receivable (net of allowances of $541 at June 30, 2019 and $407 at March 31, 2019):
Due from factor	11,393	17,250
Other	1,078	522
Inventories	20,449	19,534
Prepaid expenses	1,136	1,230
Total current assets	37,523	38,679

Operating lease right of use assets	1,600	-

Property, plant and equipment - at cost:
Vehicles	323	323
Leasehold improvements	282	282
Machinery and equipment	4,348	4,269
Furniture and fixtures	799	799
Property, plant and equipment - gross	5,752	5,673
Less accumulated depreciation	3,930	3,751
Property, plant and equipment - net	1,822	1,922

Finite-lived intangible assets - at cost:
Tradename and trademarks	3,667	3,667
Customer relationships	7,374	7,374
Other finite-lived intangible assets	3,159	3,159
Finite-lived intangible assets - gross	14,200	14,200
Less accumulated amortization	7,982	7,768
Finite-lived intangible assets - net	6,218	6,432

Goodwill	7,125	7,125
Deferred income taxes	612	524
Other	95	97
Total Assets	$54,995	$54,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,688	$4,201
Accrued wages and benefits	2,228	1,819
Accrued royalties	317	398
Dividends payable	810	810
Operating lease liabilities, current	933	-
Other accrued liabilities	646	483
Total current liabilities	11,622	7,711

Non-current liabilities:
Long-term debt	-	4,486
Operating lease liabilities, noncurrent	747	-
Reserve for unrecognized tax liabilities	921	1,194
Total non-current liabilities	1,668	5,680

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at June 30, 2019 and March 31, 2019; Issued 12,546,789 shares at June 30, 2019 and March 31, 2019	125	125
Additional paid-in capital	53,316	53,251
Treasury stock - at cost - 2,427,434 shares at June 30, 2019 and 2,424,231 shares at March 31, 2019	(12,343)	(12,326)
Retained Earnings	607	338
Total shareholders' equity	41,705	41,388
Total Liabilities and Shareholders' Equity	$54,995	$54,779

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE-MONTH PERIODS ENDED JUNE 30, 2019 AND JULY 1, 2018
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	June 30, 2019	July 1, 2018

Net sales	$15,942	$15,460
Cost of products sold	11,391	11,332
Gross profit	4,551	4,128
Marketing and administrative expenses	3,452	3,685
Income from operations	1,099	443
Other income (expense):
Interest income (expense) - net	29	(99)
Other - net	8	-
Income before income tax expense	1,136	344
Income tax expense	57	80
Net income	$1,079	$264

Weighted average shares outstanding:
Basic	10,119	10,070
Effect of dilutive securities	-	2
Diluted	10,119	10,072

Earnings per share:
Basic	$0.11	$0.03

Diluted	$0.11	$0.03

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE-MONTH PERIODS ENDED JUNE 30, 2019 AND JULY 1, 2018

						(Accumulated
	Common Shares		Treasury Shares		Additional	Deficit)	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

Balances - April 1, 2018	12,493,789	$125	(2,408,025)	$(12,231)	$52,874	$(1,450)	$39,318

Stock-based compensation					110		110
Acquisition of treasury stock			(16,206)	(95)			(95)
Net income						264	264
Dividends declared on common stock - $0.08 per share						(806)	(806)

Balances - July 1, 2018	12,493,789	$125	(2,424,231)	$(12,326)	$52,984	$(1,992)	$38,791

Balances - March 31, 2019	12,546,789	$125	(2,424,231)	$(12,326)	$53,251	$338	$41,388

Stock-based compensation					65		65
Acquisition of treasury stock			(3,203)	(17)			(17)
Net income						1,079	1,079
Dividends declared on common stock - $0.08 per share						(810)	(810)

Balances - June 30, 2019	12,546,789	$125	(2,427,434)	$(12,343)	$53,316	$607	$41,705

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED JUNE 30, 2019 AND JULY 1, 2018
(amounts in thousands)

	Three-Month Periods Ended
	June 30, 2019	July 1, 2018
Operating activities:
Net income	$1,079	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	179	138
Amortization of intangibles	214	200
Amortization of right of use assets	333	-
Deferred income taxes	(88)	20
Reserve for unrecognized tax liabilities	(273)	28
Stock-based compensation	65	110
Changes in assets and liabilities:
Accounts receivable	5,301	3,937
Inventories	(915)	(971)
Prepaid expenses	94	(11)
Other assets	2	-
Lease liabilities	(352)	-
Accounts payable	2,463	3,301
Accrued liabilities	590	(410)
Net cash provided by operating activities	8,692	6,606
Investing activities:
Capital expenditures for property, plant and equipment	(55)	(102)
Financing activities:
Repayments under revolving line of credit	(13,575)	(16,778)
Borrowings under revolving line of credit	9,089	11,160
Purchase of treasury stock	(17)	(95)
Dividends paid	(810)	(807)
Net cash used in financing activities	(5,313)	(6,520)
Net increase (decrease) in cash and cash equivalents	3,324	(16)
Cash and cash equivalents at beginning of period	143	215
Cash and cash equivalents at end of period	$3,467	$199

Supplemental cash flow information:
Income taxes paid	$3	$3
Interest paid	28	75

Noncash financing activities:
Property, plant and equipment purchased but unpaid	24	-
Dividends declared but unpaid	(810)	(806)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2019 AND JULY 1, 2018

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2019 and the results of its operations and cash flows for the period presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 29, 2020. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2019.

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2020” or “2020” represent the 52-week period ending March 29, 2020 and references herein to “fiscal year 2019” or “2019” represent the 52-week period ended March 31, 2019.

Reclassifications: The Company has classified certain prior year information to conform to the amounts presented in the current year. None of the changes impact the Company’s previously reported financial position or results of operations.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the unaudited consolidated statements of income and cash flows. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company also has a certain amount of discontinued finished goods which necessitates the establishment of inventory reserves that are highly subjective. The Company has also established estimated reserves in connection with the uncertainty concerning the amount of income tax recognized. Actual results could differ materially from those estimates.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are related to the Company’s online business are recorded as incurred. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $284,000 and $325,000 for the three-month periods ended June 30, 2019 and July 1, 2018, respectively.

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

Revenue from sales made directly to consumers is recorded when the shipped products have been received by customers, and excludes sales taxes collected on behalf of governmental entities. Revenue from sales made to retailers is recorded when legal title has been passed to the customer based upon the terms of the customer’s purchase order, the Company’s sales invoice, or other associated relevant documents. Such terms usually stipulate that legal title will pass when the shipped products are no longer under the control of the Company, such as when the products are picked up at the Company’s facility by the customer or by a common carrier. Payment terms can vary from prepayment for sales made directly to consumers and some international sales to payment due in arrears (generally, 60 days of being invoiced) for sales made to retailers. A disaggregation of the Company’s revenue is set forth below under the heading “Segment and Related Information” in this Note 1.

Allowances Against Accounts Receivable:     Revenue from sales made to retailers is reported net of allowances for anticipated returns and other allowances, including cooperative advertising allowances, warehouse allowances, placement fees, volume rebates, coupons and discounts. Such allowances are recorded commensurate with sales activity or applying the straight-line method, as appropriate, and the cost of such allowances is netted against sales in reporting the results of operations. The provision for the majority of the Company’s allowances occurs on a per-invoice basis. When a customer requests to have an agreed-upon deduction applied against the customer’s outstanding balance due to the Company, the allowances are correspondingly reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. The timing of funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period. The timing of such funding requests should have no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

Uncollectible Accounts:     To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its receivables under factoring agreements with CIT. If a factored receivable becomes uncollectible due to creditworthiness, then CIT bears the risk of loss. The Company recognizes revenue net of the amount that is expected to be uncollectible on any accounts receivable that are not assigned under the factoring agreements with CIT. The Company’s management makes estimates of the uncollectiblity of its non-factored accounts receivable by specifically analyzing the accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms.

Credit Concentration: The Company’s accounts receivable as of June 30, 2019 amounted to $12.5 million, net of allowances of $541,000. Of this amount, $11.4 million was due from CIT under the factoring agreements and $3.4 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $14.8 million represents the maximum loss that the Company could incur if CIT failed completely to perform under the factoring agreements and the revolving line of credit.

Other Accrued Liabilities:     An amount of $646,000 was recorded as other accrued liabilities as of June 30, 2019. Of this amount, $180,000 reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers. Other accrued liabilities as of June 30, 2019 also includes a reserve for customer returns of $16,000 and unredeemed store credits and gift certificates totaling $11,000.

Segment and Related Information: The Company operates primarily in one principal segment – infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath, developmental toy, feeding, baby care and disposable products for the three-month periods ended June 30, 2019 and July 1, 2018 are as follows (in thousands):

	Three-Month Periods Ended
	June 30, 2019	July 1, 2018
Bedding, blankets and accessories	$7,713	$8,521
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,229	6,939
Total net sales	$15,942	$15,460

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate value of the Company's inventory balances. Such amounts are presented as a current asset in the accompanying condensed consolidated balance sheets and are a direct determinant of cost of products sold in the accompanying unaudited condensed consolidated statements of income and, therefore, have a significant impact on the amount of net income reported in the accounting periods. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs to design, develop, source and store the product until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired, and the average cost method for a portion of the Company’s inventory.

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

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of products sold in the Company's consolidated statements of income. Only when inventory for which an allowance has been established is later sold, or is otherwise disposed, is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. If actual results differ from management's estimates or these estimates and judgments are revised in future periods, then the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company's financial position and results of operations.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited consolidated statements of income and amounted to $881,000 and $974,000 for the three-month periods ended June 30, 2019 and July 1, 2018, respectively.

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

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate (“ETR”), which is based on the Company’s forecasted annual pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates. The Company’s provisions for income taxes for the three-month periods ended June 30, 2019 and July 1, 2018 are based upon an estimated annual ETR from continuing operations of 24.3% and 24.0%, respectively. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment as of June 30, 2019 were the tax years ended March 31, 2019, April 1, 2018, April 2, 2017, April 3, 2016, March 29, 2015 and March 30, 2014.

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

In evaluating the process regarding the calculation of the state portion of its income tax provision, the Company has taken a tax position that reflects opportunities for more favorable state apportionment percentages, which were applied to several prior fiscal years and to succeeding fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount realized through the application of the more favorable state apportionment percentages. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during the three-month periods ended June 30, 2019 and July 1, 2018 of $11,000 and $3,000, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. During the three-month periods ended June 30, 2019 and July 1, 2018, the Company accrued $26,000 and $25,000, respectively, in the accompanying unaudited condensed consolidated statements of income for interest expense and penalties on the portion of the unrecognized tax liabilities that has been refunded to the Company but for which the relevant statute of limitations remained unexpired. No interest expense or penalties are accrued with respect to estimated unrecognized tax liabilities that are associated with state income tax overpayments that remain receivable.

In December 2016, the Company was notified by the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. As outlined above, the Company has recorded discrete reserves for unrecognized tax liabilities for these and succeeding fiscal years, and has also accrued interest expense and penalties associated with these estimated unrecognized tax liabilities.

On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $232,000 during the three-month period ended June 30, 2019 in the accompanying unaudited condensed consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued through June 30, 2019 in respect of the estimated unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $78,000 during the three-month period ended June 30, 2019.

As of July 31, 2019, the status of the Company’s claim for refund made in connection with the amended consolidated income tax return that the Company filed for the fiscal year ended March 30, 2014 was not resolved. The ultimate resolution of this claim for refund could include administrative or legal proceedings. Although management believes that the calculations and positions taken on the amended consolidated income tax return and all other filed income tax returns are reasonable and justifiable, the outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax benefits is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, another reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

In connection with the vesting of non-vested stock, the Company recorded a discrete income tax shortfall of $2,000 during the three-month period ended June 30, 2019, and the Company recorded a discrete income tax benefit of $5,000 during the three-month period ended July 1, 2018.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 5.0% and 23.3% for the three-month periods ended June 30, 2019 and July 1, 2018, respectively.

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

Recently-Issued Accounting Standards:   In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the objective of which is to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. Because this methodology restricted the recognition of credit losses that are expected, but did not yet meet the “probable” threshold, ASU No. 2016-13 was issued to require the consideration of a broader range of reasonable and supportable information when determining estimates of credit losses. The ASU will become effective for the first interim period of the fiscal year beginning after December 15, 2019. The ASU is to be applied using a modified retrospective approach, and the ASU may be early-adopted as of the first interim period of the fiscal year beginning after December 15, 2018. The Company intends to adopt ASU No. 2016-13 effective as of March 30, 2020. Although the Company has not determined the full impact of the adoption of the ASU, because the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT, the Company does not believe that the adoption of the ASU will have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASUs which had become effective as of June 30, 2019, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of June 30, 2019 and March 31, 2019 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

On April 1, 2019, the Company performed the annual measurement for impairment of the goodwill of its reporting units and concluded that the estimated fair value of each of the Company’s reporting units exceeded their carrying values, and thus the goodwill of the Company’s reporting units was not impaired as of that date.

Note 3 – Other Intangible Assets

Other intangible assets as of June 30, 2019 and March 31, 2019 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of June 30, 2019 and March 31, 2019, the amortization expense for the three-month periods ended June 30, 2019 and July 1, 2018 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended
	June 30,	March 31,	June 30,	March 31,	June 30,	July 1,
	2019	2019	2019	2019	2019	2018
Tradename and trademarks	$3,667	$3,667	$1,562	$1,501	$61	$48
Developed technology	1,100	1,100	211	183	28	27
Non-compete covenants	458	458	220	200	20	20
Patents	1,601	1,601	808	781	27	27
Customer relationships	7,374	7,374	5,181	5,103	78	78
Total other intangible assets	$14,200	$14,200	$7,982	$7,768	$214	$200

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$2	$2
Marketing and administrative expenses					212	198
Total amortization expense					$214	$200

Note 4 – Inventories

Major classes of inventory were as follows (in thousands):

	June 30, 2019	March 31, 2019
Raw Materials	$614	$617
Work in Process	35	56
Finished Goods	19,800	18,861
Total inventory	$20,449	$19,534

Note 5 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. Credit losses are borne by CIT with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, were $51,000 and $56,000 for the three-month periods ended June 30, 2019 and July 1, 2018, respectively.

Credit Facility:     The Company’s credit facility at June 30, 2019 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%. The financing agreement matures on July 11, 2022 and is secured by a first lien on all assets of the Company. As of June 30, 2019, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option, which was 4.18% as of June 30, 2019. The financing agreement also provides for the payment by CIT of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 3.5% as of June 30, 2019, on daily negative balances held at CIT. As of June 30, 2019, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $19.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of March 31, 2019, there was a balance of $4.5 million owed on the revolving line of credit, there was no letter of credit outstanding and $19.4 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of June 30, 2019.

Note 6 – Leases

On April 1, 2019, the Company commenced its initial application of the provisions of FASB ASC Topic 842, Leases (“Topic 842”), under which the Company has capitalized most of its current operating lease obligations as right-of-use assets and recognized corresponding liabilities. The Company has used a modified retrospective transition approach permitted by Topic 842.  The Company elected to use the “package of practical expedients,” which permitted the Company to avoid a reassessment of prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the practical expedient that permitted the Company to exclude short-term agreements of less than 12 months from capitalization.

In its initial application of Topic 842, the Company recognized operating lease liabilities and corresponding right-of-use assets of $1.9 million based on the present value of the remaining minimum rental payments under the Company’s operating leases. In addition to the recognition of operating lease liabilities and right-of-use assets, the Company also reclassified its deferred rent liability as of April 1, 2019 of $99,000 as an offset to the amount of its initial operating lease right-of-use assets.  The recognition of a cumulative-effect adjustment to the opening balance of the Company’s retained earnings was not required as a result of the initial application of Topic 842.

The Company is a party to various operating leases for offices, warehousing facilities and certain office equipment. The leases expire at various dates, have varying options to renew and cancel, and may contain escalation provisions. The Company expenses non-variable lease payments ratably over the lease term.

The key estimates for the Company’s leases include:     (1) the discount rate used to discount the unpaid lease payment to present value, and (2) the lease term. The Company’s leases generally do not include a readily determinable implicit rate; therefore, management determined the incremental borrowing rate to discount the lease payment based on the information available at lease commencement. The lease terms include the noncancellable periods.

Subsequent to the Company’s recognition of operating lease liabilities of $1.9 million on April 1, 2019, the Company made cash payments associated with its recognized operating leases of $352,000 during the three months ended June 30, 2019. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. During the three months ended June 30, 2019, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

Cost of products sold	$283
Marketing and administrative expenses	29
Total operating lease costs	$312

The Company’s operating leases have a weighted-average remaining lease term of 17.0 months. The weighted-average discount rate for the operating leases is 4.59%.

The following table represents the maturities of the Company’s operating lease liabilities as of June 30, 2019 (in thousands):

Fiscal Year
2020	$1,086
2021	546
2022	100
2023	10
Total undiscounted operating lease payments	1,742
Imputed interest	(61)
Total operating lease liabilities	$1,681

The following table represents the Company’s commitment for minimum guaranteed rental payments under its lease agreements as of March 31, 2019 (in thousands):

Fiscal Year
2020	$1,406
2021	497
2022	42
Total	$1,945

Note 7 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of options) and other terms of individual awards. At June 30, 2019, 486,000 shares of the Company’s common stock were available for future issuance under the 2014 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. During the three-month periods ended June 30, 2019 and July 1, 2018, the Company recorded $65,000 and $110,000 of stock-based compensation, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2019.

Stock Options: The following table represents stock option activity for the three-month periods ended June 30, 2019 and July 1, 2018:

	Three-Month Periods Ended
	June 30, 2019		July 1, 2018
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.45	457,500	$7.93	395,000
Granted	4.76	125,000	5.90	110,000
Forfeited	7.07	(55,000)	-	-
Outstanding at End of Period	6.85	527,500	7.48	505,000
Exercisable at End of Period	7.72	352,500	8.15	315,000

As of June 30, 2019, the outstanding stock options and the exercisable stock options had no intrinsic value. There were no options exercised during either of the three-month periods ended June 30, 2019 or July 1, 2018.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the three-month periods ended June 30, 2019 and July 1, 2018, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	June 30, 2019	July 1, 2018
Number of options issued	125,000	110,000
Grant date	June 13, 2019	June 13, 2018
Dividend yield	6.72%	5.42%
Expected volatility	25.00%	25.00%
Risk free interest rate	1.81%	2.78%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$4.76	$5.90
Fair value per option	$0.39	$0.49

For the three-month periods ended June 30, 2019 and July 1, 2018, the Company recorded compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended June 30, 2019			Three-Month Period Ended July 1, 2018
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2017	$-	$-	$-	$6	$5	$11
2018	4	1	5	7	8	15
2019	3	-	3	-	1	1
2020	-	1	1	-	-	-

Total stock option compensation	$7	$2	$9	$13	$14	$27

As of June 30, 2019, total unrecognized stock option compensation expense amounted to $71,000, which will be recognized as the underlying stock options vest over a weighted-average period of 1.3 years. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

Non-vested Stock Granted to Employees: On January 18, 2019, upon the appointment of Donna Sheridan to serve as the President and Chief Executive Officer of NoJo Baby & Kids, Inc. (formerly known as Crown Crafts Infant Products, Inc.) (“NoJo”), a wholly-owned subsidiary of the Company, the Board granted 25,000 shares of non-vested stock to Ms. Sheridan. These shares will vest on January 18, 2021, assuming continued service. The fair value of these shares of non-vested stock is $5.86 per share, which is based upon the closing price of the Company’s common stock on the date of the grant.

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

No shares were granted in fiscal years 2019 or 2020 in connection with the performance bonus plan. The Company recorded compensation expense during fiscal year 2019 of $116,000 related to shares granted in fiscal year 2018 that were earned in fiscal year 2017. The table below sets forth the vesting of shares granted under the performance bonus plan, as well as the number of shares surrendered to the Company to satisfy the income tax withholding obligations that arose from the vesting of the shares and the taxes remitted to the appropriate taxing authorities on behalf of such individuals.

		Vesting of shares during the three-month periods ended
Fiscal		June 30, 2019			July 1, 2018
Year	Shares	Shares	Aggregate	Taxes	Shares	Aggregate	Taxes
Granted	Granted	Vested	Value	Remitted	Vested	Value	Remitted
2017	41,205	-	$-	$-	20,601	$122,000	$39,000
2018	42,250	21,125	109,000	17,000	21,125	124,000	56,000

	Total	21,125	$109,000	$17,000	41,726	$246,000	$95,000

For the three-month periods ended June 30, 2019 and July 1, 2018, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended June 30, 2019			Three-Month Period Ended July 1, 2018
		Nonemployee	Total		Nonemployee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2017	$-	$-	$-	$-	$35	$35
2018	-	19	19	29	19	48
2019	18	19	37	-	-	-

Total stock grant compensation	$18	$38	$56	$29	$54	$83

As of June 30, 2019, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $205,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 10.3 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 8 – Subsequent Events

As disclosed above in Note 1, on July 31, 2019, the FTB notified the Company that it would take no further action with regard to its examination of the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $232,000 during the three-month period ended June 30, 2019 in the accompanying unaudited condensed consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued through June 30, 2019 in respect of the estimated unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $78,000 during the three months ended June 30, 2019.

The Company has evaluated all other events that have occurred between June 30, 2019 and the date that the accompanying financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates” and variations of such words and similar expressions identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the Company’s ability to successfully integrate newly acquired businesses, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company’s results of operations and financial condition. The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in the Company’s expectations, whether as a result of new information, future events or otherwise.

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through its wholly-owned subsidiaries, NoJo, Sassy Baby, Inc. (formerly known as Hamco, Inc.) (“Sassy”) and Carousel Designs, LLC, in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. The Company’s products are marketed under Company-owned trademarks, under trademarks licensed from others and as private label goods. Sales of the Company’s products are made directly to retailers, such as mass merchants, large chain stores, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers, as well as directly to consumers through www.babybedding.com.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three-month periods ended June 30, 2019 and July 1, 2018 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	June 30, 2019	July 1, 2018	$	%
Net sales by category:
Bedding, blankets and accessories	$7,713	$8,521	$(808)	-9.5%
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,229	6,939	1,290	18.6%
Total net sales	15,942	15,460	482	3.1%
Cost of products sold	11,391	11,332	59	0.5%
Gross profit	4,551	4,128	423	10.2%
% of net sales	28.5%	26.7%
Marketing and administrative expenses	3,452	3,685	(233)	-6.3%
% of net sales	21.7%	23.8%
Interest (income) expense - net	(29)	99	(128)	-129.3%
Other income	8	-	8
Income tax expense	57	80	(23)	-28.8%
Net income	1,079	264	815	308.7%
% of net sales	6.8%	1.7%

Net Sales: Sales increased by $482,000, or 3.1%, for the three-month period ended June 30, 2019 compared with the same period in the prior year, primarily due to higher overall replenishment orders. Sales of bibs, bath, developmental toys, feeding, baby care and disposable products in the current year increased by $1.3 million over the prior year. These increases were partially offset by a decrease in the current year of sales of bedding, blankets and accessories of $808,000.

Gross Profit: Gross profit increased by $423,000 and increased from 26.7% of net sales for the three-month period ended July 1, 2018 to 28.5% of net sales for the three-month period ended June 30, 2019. The increase in amount is primarily due to the net higher sales levels in the current year quarter.

Marketing and Administrative Expenses: Marketing and administrative expenses decreased in amount by $233,000 and decreased from 23.8% of net sales for the three-month period ended July 1, 2018 to 21.7% of net sales for the three-month period ended June 30, 2019. The decrease is primarily due to the elimination in the current year of $210,000 in charges incurred in the prior year associated with transferring most of the Sassy-branded developmental toy, feeding and baby care product line inventory from Grand Rapids, Michigan to the Company’s distribution facility in Compton, California.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual ETR from continuing operations of 24.3% for the three-month period ended June 30, 2019.

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

In calculating the state portion of its income tax provision, the Company took a tax position that reflected opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording a reserve for unrecognized tax liabilities during the three months ended June 30, 2019 and July 1, 2018 of $11,000 and $3,000, respectively, in the accompanying unaudited condensed consolidated statements of income.

In December 2016, the Company was notified by the FTB of its intention to examine the Company’s claims for refund made in connection with amended income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. As outlined above, the Company has recorded discrete reserves for unrecognized tax liabilities for these and succeeding fiscal years, and has also accrued interest expense and penalties associated with these estimated unrecognized tax liabilities.

On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $232,000 during the three-month period ended June 30, 2019 in the accompanying unaudited condensed consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued through June 30, 2019 in respect of the estimated unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $78,000 during the three-month period ended June 30, 2019.

In connection with the vesting of non-vested stock, the Company recorded a discrete income tax shortfall of $2,000 during the three-month period ended June 30, 2019, and the Company recorded a discrete income tax benefit of $5,000 during the three-month period ended July 1, 2018.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 5.0% and 23.3% for the three-month periods ended June 30, 2019 and July 1, 2018, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2020, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $6.6 million for the three-month period ended July 1, 2018 to $8.7 million for the three-month period ended June 30, 2019. Most of the increase in the current year was the result of a decrease in accounts receivable that was $1.4 million higher than the decrease in accounts receivable in the prior year.

Net cash used in investing activities decreased from $102,000 in the prior year to $55,000 in the current year due to lower capital expenditures for property, plant and equipment.

Net cash used in financing activities decreased by $1.2 million to $5.3 million in the current year, primarily due net repayments under the revolving line of credit that were $1.1 lower in the current year compared with the prior year.

At June 30, 2019, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $19.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, then the Company must either choose to assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either June 30, 2019 or July 1, 2018.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of market risk, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 31, 2019.

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no floating rate debt outstanding as of June 30, 2019.

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

MARKET CONCENTRATION RISK

The Company’s financial results are closely tied to sales to its top three customers, which represented approximately 67% of the Company’s gross sales in fiscal year 2019. Also, 41% of the Company’s gross sales in fiscal year 2019 consisted of licensed products, which included 29% of sales associated with the Company’s license agreements with affiliated companies of the Walt Disney Company. The Company’s results could be materially impacted by the loss of one or more of these licenses.

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act.  Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

On April 1, 2019, the Company commenced its initial application of Topic 842, which resulted in the recognition of operating lease liabilities and operating lease right-of-use assets. During the three-month period ended June 30, 2019, the Company implemented changes to its internal controls related to its leases. Specifically, the Company updated the accounting policies affected by Topic 842 and implemented a new information technology application to calculate the operating lease right-of-use assets, the operating lease liabilities and other required disclosures.

During the three-month period ended June 30, 2019, there were no other changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 31, 2019.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of its outstanding common stock during the three-month period ended June 30, 2019.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs
April 1, 2019 through May 5, 2019	3,203	$5.17	0	$0
May 6, 2019 through June 2, 2019	0	$0	0	$0
June 3, 2019 through June 30, 2019	0	$0	0	$0
Total	3,203	$5.17	0	$0

(1)

The shares purchased from April 1, 2019 through May 5, 2019 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of non-vested stock.

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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2019, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)    Unaudited Condensed Consolidated Balance Sheets;

(ii)   Unaudited Condensed Consolidated Statements of Income;

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

CROWN CRAFTS, INC.

Date: August 14, 2019	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)