Form 10-Q
period 2019-09-29
CROWN CRAFTS INC
filed 2019-11-13
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 25, 2019 was 10,165,867.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 29, 2019 (UNAUDITED) AND MARCH 31, 2019
(amounts in thousands, except share and per share amounts)

	September 29, 2019	March 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$200	$143
Accounts receivable (net of allowances of $589 at September 29, 2019 and $407 at March 31, 2019):
Due from factor	12,734	17,250
Other	1,480	522
Inventories	21,941	19,534
Prepaid expenses	994	1,230
Total current assets	37,349	38,679

Operating lease right of use assets	1,276	-

Property, plant and equipment - at cost:
Vehicles	262	323
Leasehold improvements	282	282
Machinery and equipment	4,539	4,269
Furniture and fixtures	799	799
Property, plant and equipment - gross	5,882	5,673
Less accumulated depreciation	4,032	3,751
Property, plant and equipment - net	1,850	1,922

Finite-lived intangible assets - at cost:
Tradename and trademarks	3,667	3,667
Customer relationships	7,374	7,374
Other finite-lived intangible assets	3,159	3,159
Finite-lived intangible assets - gross	14,200	14,200
Less accumulated amortization	8,195	7,768
Finite-lived intangible assets - net	6,005	6,432

Goodwill	7,125	7,125
Deferred income taxes	351	524
Other	95	97
Total Assets	$54,051	$54,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,416	$4,201
Accrued wages and benefits	1,053	1,819
Accrued royalties	519	398
Dividends payable	813	810
Operating lease liabilities, current	682	-
Other accrued liabilities	196	483
Total current liabilities	9,679	7,711

Non-current liabilities:
Long-term debt	-	4,486
Operating lease liabilities, noncurrent	655	-
Reserve for unrecognized tax liabilities	970	1,194
Total non-current liabilities	1,625	5,680

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at September 29, 2019 and March 31, 2019; Issued 12,593,301 shares at September 29, 2019 and 12,546,789 shares at March 31, 2019	126	125
Additional paid-in capital	53,391	53,251
Treasury stock - at cost - 2,427,434 shares at September 29, 2019 and 2,424,231 shares at March 31, 2019	(12,343)	(12,326)
Retained Earnings	1,573	338
Total shareholders' equity	42,747	41,388
Total Liabilities and Shareholders' Equity	$54,051	$54,779

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Net sales	$18,560	$20,536	$34,502	$35,996
Cost of products sold	12,691	14,166	24,082	25,498
Gross profit	5,869	6,370	10,420	10,498
Marketing and administrative expenses	3,476	3,827	6,928	7,512
Income from operations	2,393	2,543	3,492	2,986
Other income (expense):
Interest income (expense) - net	(23)	(88)	6	(187)
Gain on sale of property, plant and equipment	9	-	9	-
Other - net	3	1	11	1
Income before income tax expense	2,382	2,456	3,518	2,800
Income tax expense	603	647	660	727
Net income	$1,779	$1,809	$2,858	$2,073

Weighted average shares outstanding:
Basic	10,143	10,086	10,131	10,078
Effect of dilutive securities	-	2	-	2
Diluted	10,143	10,088	10,131	10,080

Earnings per share:
Basic	$0.18	$0.18	$0.28	$0.21

Diluted	$0.18	$0.18	$0.28	$0.21

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018

						(Accumulated
	Common Shares		Treasury Shares		Additional	Deficit)	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - July 1, 2018	12,493,789	$125	(2,424,231)	$(12,326)	$52,984	$(1,992)	$38,791

Issuance of shares	28,000	-			-		-
Stock-based compensation					87		87
Net income						1,809	1,809
Dividends declared on common stock - $0.08 per share						(808)	(808)

Balances - September 30, 2018	12,521,789	$125	(2,424,231)	$(12,326)	$53,071	$(991)	$39,879

Balances - June 30, 2019	12,546,789	$125	(2,427,434)	$(12,343)	$53,316	$607	$41,705

Issuance of shares	46,512	1			-		1
Stock-based compensation					75		75
Net income						1,779	1,779
Dividends declared on common stock - $0.08 per share						(813)	(813)

Balances - September 29, 2019	12,593,301	$126	(2,427,434)	$(12,343)	$53,391	$1,573	$42,747

	Six-Month Periods
Balances - April 1, 2018	12,493,789	$125	(2,408,025)	$(12,231)	$52,874	$(1,450)	$39,318

Issuance of shares	28,000	-			-		-
Stock-based compensation					197		197
Acquisition of treasury stock			(16,206)	(95)			(95)
Net income						2,073	2,073
Dividends declared on common stock - $0.16 per share						(1,614)	(1,614)

Balances - September 30, 2018	12,521,789	$125	(2,424,231)	$(12,326)	$53,071	$(991)	$39,879

Balances - March 31, 2019	12,546,789	$125	(2,424,231)	$(12,326)	$53,251	$338	$41,388

Issuance of shares	46,512	1			-		1
Stock-based compensation					140		140
Acquisition of treasury stock			(3,203)	(17)			(17)
Net income						2,858	2,858
Dividends declared on common stock - $0.16 per share						(1,623)	(1,623)

Balances - September 29, 2019	12,593,301	$126	(2,427,434)	$(12,343)	$53,391	$1,573	$42,747

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018
(amounts in thousands)

	Six-Month Periods Ended
	September 29, 2019	September 30, 2018
Operating activities:
Net income	$2,858	$2,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	357	293
Amortization of intangibles	427	414
Amortization of right of use assets	675	-
Deferred income taxes	173	105
Gain on sale of property, plant and equipment	(9)	-
Reserve for unrecognized tax liabilities	(224)	105
Stock-based compensation	140	197
Changes in assets and liabilities:
Accounts receivable	3,558	1,840
Inventories	(2,407)	8
Prepaid expenses	236	(10)
Other assets	2	1
Lease liabilities	(714)	-
Accounts payable	2,154	2,532
Accrued liabilities	(833)	(425)
Net cash provided by operating activities	6,393	7,133
Investing activities:
Capital expenditures for property, plant and equipment	(237)	(406)
Proceeds from sale of property, plant and equipment	22	-
Net cash used in investing activities	(215)	(406)
Financing activities:
Repayments under revolving line of credit	(20,601)	(29,924)
Borrowings under revolving line of credit	16,115	24,843
Purchase of treasury stock	(17)	(95)
Issuance of common stock	1	-
Dividends paid	(1,619)	(1,612)
Net cash used in financing activities	(6,121)	(6,788)
Net increase (decrease) in cash and cash equivalents	57	(61)
Cash and cash equivalents at beginning of period	143	215
Cash and cash equivalents at end of period	$200	$154

Supplemental cash flow information:
Income taxes paid	$797	$637
Interest paid	32	142

Noncash financing activities:
Property, plant and equipment purchased but unpaid	(61)	(15)
Dividends declared but unpaid	(813)	(808)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of September 29, 2019 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and six-month periods ended September 29, 2019 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 29, 2020. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2019.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are related to the Company’s online business are recorded as incurred. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $260,000 and $348,000 for the three months ended September 29, 2019 and September 30, 2018, respectively, and amounted to $544,000 and $673,000 for the six months ended September 29, 2019 and September 30, 2018, respectively.

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

Credit Concentration: The Company’s accounts receivable as of September 29, 2019 amounted to $14.2 million, net of allowances of $589,000. Of this amount, $12.7 million was due from CIT under the factoring agreements and $132,000 was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $12.9 million represents the maximum loss that the Company could incur if CIT failed completely to perform under the factoring agreements and the revolving line of credit.

Other Accrued Liabilities:     An amount of $196,000 was recorded as other accrued liabilities as of September 29, 2019. Of this amount, $125,000 reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers. Other accrued liabilities as of September 29, 2019 also include a reserve for customer returns of $14,000 and unredeemed store credits and gift certificates totaling $14,000.

Segment and Related Information: The Company operates primarily in one principal segment – infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath, developmental toy, feeding, baby care and disposable products for the three and six-month periods ended September 29, 2019 and September 30, 2018 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Bedding, blankets and accessories	$10,364	$11,535	$18,077	$20,056
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,196	9,001	16,425	15,940
Total net sales	$18,560	$20,536	$34,502	$35,996

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.3 million and $1.4 million for the three months ended September 29, 2019 and September 30, 2018, respectively, and amounted to $2.2 million and $2.4 million for the six months ended September 29, 2019 and September 30, 2018.

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

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate (“ETR”), which is based on the Company’s forecasted annual pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates. The Company’s provisions for income taxes for the six-month periods ended September 29, 2019 and September 30, 2018 are based upon an estimated annual ETR from continuing operations of 24.0% and 23.4%, respectively. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment as of September 29, 2019 were the tax years ended March 31, 2019, April 1, 2018, April 2, 2017, April 3, 2016, March 29, 2015 and March 30, 2014.

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

In evaluating the process regarding the calculation of the state portion of its income tax provision, the Company has taken a tax position that reflects opportunities for more favorable state apportionment percentages, which were applied to several prior fiscal years and to succeeding fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount realized through the application of the more favorable state apportionment percentages. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $31,000 and $56,000 during the three-month periods ended September 29, 2019 and September 30, 2018, respectively, and $42,000 and $59,000 during the six-month periods ended September 29, 2019 and September 30, 2018, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. The Company accrued interest and penalties associated with its reserve for unrecognized tax liabilities during the three-month periods ended September 29, 2019 and September 30, 2018 of $18,000 and $21,000, respectively, and during the six-month periods ended September 29, 2019 and September 30, 2018 of $29,000 and $46,000, respectively, in the accompanying unaudited condensed consolidated statements of income for interest expense and penalties on the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired. No interest expense or penalties are accrued with respect to estimated unrecognized tax liabilities that are associated with state income tax overpayments that remain receivable.

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

On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $232,000 during the six-month period ended September 29, 2019 in the accompanying unaudited condensed consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the estimated unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $78,000 during the six-month period ended September 29, 2019.

As of October 25, 2019, the status of the Company’s claim for refund made in connection with the amended consolidated income tax return that the Company filed for the fiscal year ended March 30, 2014 was not resolved. The ultimate resolution of this claim for refund could include administrative or legal proceedings. Although management believes that the calculations and positions taken on the amended consolidated income tax return and all other filed income tax returns are reasonable and justifiable, the outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, another reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

During the three-month periods ended September 29, 2019 and September 30, 2018, the Company recorded discrete income tax charges of $4,000 and $17,000, respectively, to reflect the effect of the tax shortfalls arising from the vesting of non-vested stock during the periods. During the six-month periods ended September 29, 2019 and September 30, 2018, the Company recorded discrete income tax charges of $6,000 and $12,000, respectively, to reflect the net effects of the tax shortfalls arising from the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 18.8% and 26.0% for the six-month periods ended September 29, 2019 and September 30, 2018, respectively.

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

The Company has determined that all other ASUs which had become effective as of September 29, 2019, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of September 29, 2019 and March 31, 2019 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Note 3 – Other Intangible Assets

Other intangible assets as of September 29, 2019 and March 31, 2019 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of September 29, 2019 and March 31, 2019, the amortization expense for the three and six-month periods ended September 29, 2019 and September 30, 2018 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Six-Month Periods Ended
	September 29,	March 31,	September 29,	March 31,	September 29,	September 30,	September 29,	September 30,
	2019	2019	2019	2019	2019	2018	2019	2018
Tradename and trademarks	$3,667	$3,667	$1,623	$1,501	$61	$61	$122	$109
Developed technology	1,100	1,100	238	183	27	28	55	55
Non-compete covenants	458	458	239	200	19	19	39	39
Patents	1,601	1,601	835	781	27	27	54	54
Customer relationships	7,374	7,374	5,260	5,103	79	79	157	157
Total other intangible assets	$14,200	$14,200	$8,195	$7,768	$213	$214	$427	$414

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$1	$1	$3	$3
Marketing and administrative expenses					212	213	424	411
Total amortization expense					$213	$214	$427	$414

Note 4 – Inventories

Major classes of inventory were as follows (in thousands):

	September 29, 2019	March 31, 2019
Raw Materials	$621	$617
Work in Process	39	56
Finished Goods	21,281	18,861
Total inventory	$21,941	$19,534

Note 5 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. Credit losses are borne by CIT with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $62,000 and $72,000 for the three-month periods ended September 29, 2019 and September 30, 2018, respectively, and amounted to $113,000 and $128,000 for the six-month periods ended September 29, 2019 and September 30, 2018, respectively.

Credit Facility:     The Company’s credit facility at September 29, 2019 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%. The financing agreement matures on July 11, 2022 and is secured by a first lien on all assets of the Company. As of September 29, 2019, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option, which was 3.84% as of September 29, 2019. The financing agreement also provides for the payment by CIT of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 3.25% as of September 29, 2019, on daily negative balances held at CIT. As of September 29, 2019, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $21.1 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of March 31, 2019, there was a balance of $4.5 million owed on the revolving line of credit, there was no letter of credit outstanding and $19.4 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of September 29, 2019.

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

Subsequent to the Company’s recognition of operating lease liabilities of $1.9 million on April 1, 2019, the Company made cash payments associated with its recognized operating leases of $362,000 and $714,000 during the three and six-months ended September 29, 2019, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. During the three and six-month periods ended September 29, 2019, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Periods Ended September 29, 2019
	Three-Month Period	Six-Month Period
Cost of products sold	$292	$575
Marketing and administrative expenses	71	100
Total operating lease costs	$363	$675

The Company’s operating leases have a weighted-average remaining lease term of 14.7 months. The weighted-average discount rate for the operating leases is 4.63%.

The following table represents the maturities of the Company’s operating lease liabilities as of September 29, 2019 (in thousands):

Fiscal Year
2020	$724
2021	546
2022	100
2023	10
Total undiscounted operating lease payments	1,380
Imputed interest	(43)
Total operating lease liabilities	$1,337

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

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of options) and other terms of individual awards. As of September 29, 2019, 440,000 shares of the Company’s common stock were available for future issuance under the 2014 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $75,000 and $87,000 for the three months ended September 29, 2019 and September 30, 2018, respectively, and recorded $140,000 and $197,000 for the six months ended September 29, 2019 and September 30, 2018, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of September 29, 2019.

Stock Options: The following table represents stock option activity for the six-month periods ended September 29, 2019 and September 30, 2018:

	Six-Month Periods Ended
	September 29, 2019		September 30, 2018
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.45	457,500	$7.93	395,000
Granted	4.76	125,000	5.90	110,000
Forfeited	7.07	(55,000)	7.83	(47,500)
Outstanding at End of Period	6.85	527,500	7.45	457,500
Exercisable at End of Period	7.72	352,500	8.06	287,500

As of September 29, 2019, the intrinsic value of the outstanding stock options and the exercisable stock options was $155,000 and $15,000, respectively. There were no options exercised during either of the three or six-month periods ended September 29, 2019 or September 30, 2018.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the six-month periods ended September 29, 2019 and September 30, 2018, which options vest over a two-year period, assuming continued service.

	Six-Month Periods Ended
	September 29, 2019	September 30, 2018
Number of options issued	125,000	110,000
Grant date	June 13, 2019	June 13, 2018
Dividend yield	6.72%	5.42%
Expected volatility	25.00%	25.00%
Risk free interest rate	1.81%	2.78%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$4.76	$5.90
Fair value per option	$0.39	$0.49

For the three-month periods ended September 29, 2019 and September 30, 2018, the Company recorded compensation expense associated with stock options as follows (in thousands):

	Three-Month Period Ended September 29, 2019			Three-Month Period Ended September 30, 2018
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2018	$1	$-	$1	$3	$5	$8
2019	2	2	4	3	3	6
2020	3	3	6	-	-	-

Total stock option compensation	$6	$5	$11	$6	$8	$14

For the six-month periods ended September 29, 2019 and September 30, 2018, the Company recorded compensation expense associated with stock options as follows (in thousands):

	Six-Month Period Ended September 29, 2019			Six-Month Period Ended September 30, 2018
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2017	$-	$-	$-	$6	$5	$11
2018	5	1	6	10	13	23
2019	5	2	7	3	4	7
2020	3	4	7	-	-	-

Total stock option compensation	$13	$7	$20	$19	$22	$41

As of September 29, 2019, total unrecognized stock option compensation expense amounted to $59,000, which will be recognized as the underlying stock options vest over a weighted-average period of 12.6 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Grant Date
46,512	$5.16	August 14, 2019
28,000	5.43	August 8, 2018
28,000	5.50	August 9, 2017
28,000	10.08	August 10, 2016

These shares vest over a two-year period, assuming continued service. The fair value of the non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant. In each of August 2019 and 2018, 28,000 shares that had been granted to the Company’s non-employee directors vested, having an aggregate value of $135,000 and $151,000, respectively.

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

		Vesting of shares during the six-month periods ended
Fiscal		September 29, 2019			September 30, 2018
Year	Shares	Shares	Aggregate	Taxes	Shares	Aggregate	Taxes
Granted	Granted	Vested	Value	Remitted	Vested	Value	Remitted
2017	41,205	-	$-	$-	20,601	$122,000	$39,000
2018	42,250	21,125	109,000	17,000	21,125	124,000	56,000

	Total	21,125	$109,000	$17,000	41,726	$246,000	$95,000

For the three-month periods ended September 29, 2019 and September 30, 2018, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended September 29, 2019			Three-Month Period Ended September 30, 2018
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2017	$-	$-	$-	$-	$12	$12
2018	-	7	7	29	20	49
2019	18	19	37	-	12	12
2020	-	20	20	-	-	-

Total stock grant compensation	$18	$46	$64	$29	$44	$73

For the six-month periods ended September 29, 2019 and September 30, 2018, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Six-Month Period Ended September 29, 2019			Six-Month Period Ended September 30, 2018
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2017	$-	$-	$-	$-	$47	$47
2018	-	26	26	58	39	97
2019	36	38	74	-	12	12
2020	-	20	20	-	-	-

Total stock grant compensation	$36	$84	$120	$58	$98	$156

As of September 29, 2019, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $381,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 15.25 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 8 – Subsequent Events

The Company has evaluated events which have occurred between September 29, 2019 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three and six-month periods ended September 29, 2019 and September 30, 2018 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	September 29, 2019	September 30, 2018	$	%	September 29, 2019	September 30, 2018	$	%
Net sales by category:
Bedding, blankets and accessories	$10,364	$11,535	$(1,171)	-10.2%	$18,077	$20,056	$(1,979)	-9.9%
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,196	9,001	(805)	-8.9%	16,425	15,940	485	3.0%
Total net sales	18,560	20,536	(1,976)	-9.6%	34,502	35,996	(1,494)	-4.2%
Cost of products sold	12,691	14,166	(1,475)	-10.4%	24,082	25,498	(1,416)	-5.6%
Gross profit	5,869	6,370	(501)	-7.9%	10,420	10,498	(78)	-0.7%
% of net sales	31.6%	31.0%			30.2%	29.2%
Marketing and administrative expenses	3,476	3,827	(351)	-9.2%	6,928	7,512	(584)	-7.8%
% of net sales	18.7%	18.6%			20.1%	20.9%
Interest (income) expense - net	23	88	(65)	-73.9%	(6)	187	(193)	-103.2%
Other income	12	1	11	1100.0%	20	1	19	1900.0%
Income tax expense	603	647	(44)	-6.8%	660	727	(67)	-9.2%
Net income	1,779	1,809	(30)	-1.7%	2,858	2,073	785	37.9%
% of net sales	9.6%	8.8%			8.3%	5.8%

Net Sales: Sales decreased by $2.0 million, or 9.6%, for the three-month period ended September 29, 2019 compared with the same period in the prior year, primarily due to timing of shipments to certain retailers as well as a program that was discontinued during the quarter. Sales decreased by $1.5 million, or 4.2%, for the six-month period ended September 29, 2019 compared with the same period in the prior year. Sales of bibs, bath, developmental toys, feeding, baby care and disposable products in the current year increased by $485,000 over the prior year, while sales of bedding, blankets and accessories in the current year decreased by $2.0 million.

Gross Profit: Gross profit decreased by $501,000 but increased from 31.0% of net sales for the three-month period ended September 30, 2018 to 31.6% of net sales for the three-month period ended September 29, 2019. Gross profit decreased by $78,000 but increased from 29.2% of net sales for the six-month period ended September 30, 2018 to 30.2% of net sales for the six-month period ended September 29, 2019. The decrease in amount is primarily due to the net lower sales levels in the current year.

Marketing and Administrative Expenses: Marketing and administrative expenses decreased in amount by $351,000 but was mostly flat at 18.7% of net sales for the three-month period ended September 29, 2019 compared with 18.6% of net sales for the three-month period ended September 30, 2018. Marketing and administrative expenses decreased in amount by $584,000 and decreased from 20.9% of net sales for the six months ended September 30, 2018 to 20.1% of net sales for the six months ended September 29, 2019. Contributing to the decrease is the elimination in the current year of $210,000 in charges incurred in the prior year associated with transferring most of the Sassy-branded developmental toy, feeding and baby care product line inventory from Grand Rapids, Michigan to the Company’s distribution facility in Compton, California. Also, outside services and advertising decreased in the current year by $216,000 and $129,000, respectively.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual ETR from continuing operations of 24.0% for the six-month period ended September 29, 2019.

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

In calculating the state portion of its income tax provision, the Company took a tax position that reflected opportunities for the application of more favorable state apportionment percentages for several prior fiscal years. After considering all relevant information, the Company believes that the technical merits of this tax position would more likely than not be sustained. However, the Company also believes that the ultimate resolution of the tax position will result in a tax benefit that is less than the full amount being sought. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $31,000 and $56,000 during the three-month periods ended September 29, 2019 and September 30, 2018, respectively, and $42,000 and $59,000 during the six-month periods ended September 29, 2019 and September 30, 2018, respectively, in the accompanying unaudited condensed consolidated statements of income.

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

On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $232,000 during the six-month period ended September 29, 2019 in the accompanying unaudited condensed consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the estimated unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $78,000 during the six-month period ended September 29, 2019.

During the three-month periods ended September 29, 2019 and September 30, 2018, the Company recorded discrete income tax charges of $4,000 and $17,000, respectively, to reflect the effect of the tax shortfalls arising from the vesting of non-vested stock during the periods. During the six-month periods ended September 29, 2019 and September 30, 2018, the Company recorded discrete income tax charges of $6,000 and $12,000, respectively, to reflect the net effects of the tax shortfalls arising from the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 18.8% and 26.0% for the six-month periods ended September 29, 2019 and September 30, 2018, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2020, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $7.1 million for the six-month period ended September 30, 2018 to $6.4 million for the six-month period ended September 29, 2019. The decrease in the current year was the result of an increase in inventory that was $2.4 million higher than the inventory change in the prior year offset by a decrease in accounts receivable that was $1.7 million higher than the decrease in accounts receivable in the prior year.

Net cash used in investing activities decreased from $406,000 in the prior year to $215,000 in the current year primarily due to lower capital expenditures for property, plant and equipment.

Net cash used in financing activities decreased from $6.8 million in the prior year to $6.1 million in the current year, primarily due to net repayments under the revolving line of credit that were $595,000 lower in the current year compared with the prior year.

At September 29, 2019, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $21.1 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, then the Company must either choose to assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either September 29, 2019 or September 30, 2018.

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

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no floating rate debt outstanding as of September 29, 2019.

COMMODITY RATE RISK

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. The Company’s exposure to commodity price risk primarily relates to changes in the prices in China of cotton, oil and labor, which are the principal inputs used in a substantial number of the Company’s products. Also, although the Company’s purchases of its products from its Chinese suppliers are paid in U.S. dollars, an arbitrary strengthening of the rate of the Chinese currency versus the U.S. dollar could result in an increase in the cost of the prices at which the Company purchases its finished goods. There is no assurance that the Company could timely respond to such increases by proportionately increasing the prices at which its products are sold to the Company’s customers.

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

On April 1, 2019, the Company commenced its initial application of Topic 842, which resulted in the recognition of operating lease liabilities and operating lease right-of-use assets. During the six-month period ended September 29, 2019, the Company implemented changes to its internal control over financial reporting (“ICFR”) related to its leases. Specifically, the Company updated the accounting policies affected by Topic 842 and implemented a new information technology application to calculate the operating lease right-of-use assets, the operating lease liabilities and other required disclosures.

During the three-month period ended September 29, 2019, there were no other changes in the Company’s ICFR identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Bylaws of the Company, as amended and restated through November 15, 2016 (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (4)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (4)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (4)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (4)

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended September 29, 2019, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)  Unaudited Condensed Consolidated Balance Sheets;

(ii)  Unaudited Condensed Consolidated Statements of Income;

(iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Unaudited Condensed Consolidated Statements of Cash Flows; and

(v)  Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 9, 2011.
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2016.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: November 13, 2019	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)