Form 10-Q
period 2019-12-29
CROWN CRAFTS INC
filed 2020-02-12
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2019

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 30, 2020 was 10,166,807.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2019 (UNAUDITED) AND MARCH 31, 2019
(amounts in thousands, except share and per share amounts)

	December 29, 2019	March 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$41	$143
Accounts receivable (net of allowances of $665 at December 29, 2019 and $407 at March 31, 2019):
Due from factor	14,638	17,250
Other	907	522
Inventories	23,640	19,534
Prepaid expenses	2,338	1,230
Total current assets	41,564	38,679

Operating lease right of use assets	5,416	-

Property, plant and equipment - at cost:
Vehicles	246	323
Leasehold improvements	315	282
Machinery and equipment	4,427	4,269
Furniture and fixtures	797	799
Property, plant and equipment - gross	5,785	5,673
Less accumulated depreciation	3,970	3,751
Property, plant and equipment - net	1,815	1,922

Finite-lived intangible assets - at cost:
Tradename and trademarks	3,667	3,667
Customer relationships	7,374	7,374
Other finite-lived intangible assets	3,159	3,159
Finite-lived intangible assets - gross	14,200	14,200
Less accumulated amortization	8,409	7,768
Finite-lived intangible assets - net	5,791	6,432

Goodwill	7,125	7,125
Deferred income taxes	344	524
Other	95	97
Total Assets	$62,150	$54,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,864	$4,201
Accrued wages and benefits	1,632	1,819
Accrued royalties	896	398
Dividends payable	3,355	810
Other accrued liabilities	272	483
Total current liabilities	14,019	7,711

Non-current liabilities:
Long-term debt	-	4,486
Operating lease liabilities, noncurrent	5,551	-
Reserve for unrecognized tax liabilities	1,017	1,194
Total non-current liabilities	6,568	5,680

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at December 29, 2019 and March 31, 2019; Issued 12,603,301 shares at December 29, 2019 and 12,546,789 shares at March 31, 2019	126	125
Additional paid-in capital	53,532	53,251
Treasury stock - at cost - 2,436,494 shares at December 29, 2019 and 2,424,231 shares at March 31, 2019	(12,408)	(12,326)
Retained Earnings	313	338
Total shareholders' equity	41,563	41,388
Total Liabilities and Shareholders' Equity	$62,150	$54,779

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE-MONTH PERIODS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018

Net sales	$18,587	$18,668	$53,089	$54,664
Cost of products sold	12,766	13,071	36,848	38,569
Gross profit	5,821	5,597	16,241	16,095
Marketing and administrative expenses	3,416	3,446	10,344	10,958
Income from operations	2,405	2,151	5,897	5,137
Other income (expense):
Interest expense - net of interest income	(34)	(62)	(28)	(249)
Gain on sale of property, plant and equipment	6	-	15	-
Other - net	-	2	11	3
Income before income tax expense	2,377	2,091	5,895	4,891
Income tax expense	282	537	942	1,264
Net income	$2,095	$1,554	$4,953	$3,627

Weighted average shares outstanding:
Basic	10,166	10,098	10,143	10,084
Effect of dilutive securities	11	1	1	2
Diluted	10,177	10,099	10,144	10,086

Earnings per share:
Basic	$0.21	$0.15	$0.49	$0.36

Diluted	$0.21	$0.15	$0.49	$0.36

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE AND NINE-MONTH PERIODS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

						(Accumulated
	Common Shares		Treasury Shares		Additional	Deficit)	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - September 30, 2018	12,521,789	$125	(2,424,231)	$(12,326)	$53,071	$(991)	$39,879

Stock-based compensation					84		84
Net income						1,554	1,554
Dividends declared on common stock - $0.08 per share						(807)	(807)

Balances - December 30, 2018	12,521,789	$125	(2,424,231)	$(12,326)	$53,155	$(244)	$40,710

Balances - September 29, 2019	12,593,301	$126	(2,427,434)	$(12,343)	$53,391	$1,573	$42,747

Issuance of shares	10,000	-			62		62
Stock-based compensation					79		79
Acquisition of treasury stock			(9,060)	(65)			(65)
Net income						2,095	2,095
Dividends declared on common stock - $0.33 per share						(3,355)	(3,355)

Balances - December 29, 2019	12,603,301	$126	(2,436,494)	$(12,408)	$53,532	$313	$41,563

	Nine-Month Periods
Balances - April 1, 2018	12,493,789	$125	(2,408,025)	$(12,231)	$52,874	$(1,450)	$39,318

Issuance of shares	28,000	-			-		-
Stock-based compensation					281		281
Acquisition of treasury stock			(16,206)	(95)			(95)
Net income						3,627	3,627
Dividends declared on common stock - $0.24 per share						(2,421)	(2,421)

Balances - December 30, 2018	12,521,789	$125	(2,424,231)	$(12,326)	$53,155	$(244)	$40,710

Balances - March 31, 2019	12,546,789	$125	(2,424,231)	$(12,326)	$53,251	$338	$41,388

Issuance of shares	56,512	1			62		63
Stock-based compensation					219		219
Acquisition of treasury stock			(12,263)	(82)			(82)
Net income						4,953	4,953
Dividends declared on common stock - $0.49 per share						(4,978)	(4,978)

Balances - December 29, 2019	12,603,301	$126	(2,436,494)	$(12,408)	$53,532	$313	$41,563

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018
(amounts in thousands)

	Nine-Month Periods Ended
	December 29, 2019	December 30, 2018
Operating activities:
Net income	$4,953	$3,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	536	460
Amortization of intangibles	641	628
Amortization of right of use assets	1,110	-
Deferred income taxes	180	173
Gain on sale of property, plant and equipment	(15)	-
Reserve for unrecognized tax liabilities	(177)	133
Stock-based compensation	219	281
Changes in assets and liabilities:
Accounts receivable	2,227	3,489
Inventories	(4,106)	(2,377)
Prepaid expenses	(1,108)	(313)
Other assets	2	23
Lease liabilities	(1,076)	-
Accounts payable	3,601	3,869
Accrued liabilities	200	522
Net cash provided by operating activities	7,187	10,515
Investing activities:
Capital expenditures for property, plant and equipment	(379)	(560)
Proceeds from sale of property, plant and equipment	27	-
Net cash used in investing activities	(352)	(560)
Financing activities:
Repayments under revolving line of credit	(35,302)	(47,080)
Borrowings under revolving line of credit	30,816	39,487
Purchase of treasury stock	(82)	(95)
Issuance of common stock	63	-
Dividends paid	(2,432)	(2,419)
Net cash used in financing activities	(6,937)	(10,107)
Net decrease in cash and cash equivalents	(102)	(152)
Cash and cash equivalents at beginning of period	143	215
Cash and cash equivalents at end of period	$41	$63

Supplemental cash flow information:
Income taxes paid	$1,060	$900
Interest paid	47	174

Noncash financing activities:
Property, plant and equipment purchased but unpaid	(62)	(48)
Dividends declared but unpaid	(3,355)	(808)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of December 29, 2019 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and nine-month periods ended December 29, 2019 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 29, 2020. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2019.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for those customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are related to the Company’s online business are recorded as incurred. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $261,000 and $295,000 for the three months ended December 29, 2019 and December 30, 2018, respectively, and amounted to $805,000 and $968,000 for the nine months ended December 29, 2019 and December 30, 2018, respectively.

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

Uncollectible Accounts:     To reduce the Company’s exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns the majority of its receivables under factoring agreements with CIT. If a factored receivable becomes uncollectible due to customer creditworthiness, then CIT bears the risk of loss. The Company recognizes revenue net of the amount that is expected to be uncollectible on any accounts receivable that are not assigned under the factoring agreements with CIT. The Company’s management makes estimates of the uncollectiblity of its non-factored accounts receivable by specifically analyzing the accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms.

Credit Concentration: The Company’s accounts receivable as of December 29, 2019 amounted to $15.5 million, net of allowances of $665,000. Of this amount, $14.6 million was due from CIT under the factoring agreements and $25,000 was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $14.7 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Other Accrued Liabilities:     An amount of $272,000 was recorded as other accrued liabilities as of December 29, 2019. Of this amount, $119,000 reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers. Other accrued liabilities as of December 29, 2019 also include a reserve for customer returns of $14,000 and unredeemed store credits and gift certificates totaling $12,000.

Segment and Related Information: The Company operates primarily in one principal segment – infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath, developmental toy, feeding, baby care and disposable products for the three and nine-month periods ended December 29, 2019 and December 30, 2018 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Bedding, blankets and accessories	$9,605	$9,817	$27,682	$29,873
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,982	8,851	25,407	24,791
Total net sales	$18,587	$18,668	$53,089	$54,664

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

The determination of the indirect charges and their allocation to the Company's finished goods inventories is complex and requires significant management judgment and estimates. If management made different judgments or utilized different estimates, then such differences would result in a change in the valuation of the Company's inventories and the amount and timing of the Company's cost of products sold and the resulting net income for the reporting period.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.3 million for each of the three-month periods ended December 29, 2019 and December 30, 2018, and amounted to $3.5 million and $3.7 million for the nine-month periods ended December 29, 2019 and December 30, 2018, respectively.

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

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate (“ETR”), which is based on the Company’s forecasted annual pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates. The Company’s provisions for income taxes for the nine-month periods ended December 29, 2019 and December 30, 2018 are based upon an estimated annual ETR from continuing operations of 23.3% and 24.2%, respectively. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to examination or other adjustment as of December 29, 2019 were the tax years ended March 31, 2019, April 1, 2018, April 2, 2017, April 3, 2016, March 29, 2015 and March 30, 2014.

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

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the potential impact of an unfavorable resolution of its tax position related to state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $29,000 and $7,000 during the three-month periods ended December 29, 2019 and December 30, 2018, respectively, and $71,000 and $66,000 during the nine-month periods ended December 29, 2019 and December 30, 2018, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. The Company accrued interest and penalties associated with its reserve for unrecognized tax liabilities during the three-month periods ended December 29, 2019 and December 30, 2018 of $18,000 and $22,000, respectively, and during the nine-month periods ended December 29, 2019 and December 30, 2018 of $62,000 and $68,000, respectively, in the accompanying unaudited condensed consolidated statements of income for interest expense and penalties on the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired. No interest expense or penalties are accrued with respect to estimated unrecognized tax liabilities that are associated with state income tax overpayments that remain receivable.

In December 2016, the Company was notified by the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. As outlined above, the Company has recorded discrete reserves for unrecognized tax liabilities for these and succeeding fiscal years, and has also accrued interest expense and penalties associated with these unrecognized tax liabilities.

On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $232,000 during the nine-month period ended December 29, 2019 in the accompanying unaudited condensed consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $78,000 during the nine-month period ended December 29, 2019.

As of January 30, 2020, the status of the Company’s claim for refund made in connection with the amended consolidated income tax return that the Company filed for the fiscal year ended March 30, 2014 was not resolved. The ultimate resolution of this claim for refund could include administrative or legal proceedings. Although management believes that the calculations and positions taken on the amended consolidated income tax return and all other filed income tax returns are reasonable and justifiable, the outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, another reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

During each of the three and nine-month periods ended December 29, 2019, the Company recorded a discrete income tax benefit of $276,000 to reflect the aggregate effect of certain tax credits.

During the three and nine-month periods ended December 29, 2019, the Company recorded a discrete income tax benefit of $1,000 and a net discrete income tax charge of $5,000, respectively, to reflect the effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods. The Company recorded a discrete income tax charge of $12,000 during the nine-month period ended December 30, 2018 to reflect the net effects of the excess tax benefits and tax shortfalls arising from the vesting of non-vested stock during the period.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 16.0% and 25.8% for the nine-month periods ended December 29, 2019 and December 30, 2018, respectively.

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

ASU No. 2016-13 is to be applied using a modified retrospective approach, and the ASU could have been early-adopted in the fiscal year that began after December 15, 2018. When issued, ASU No. 2016-13 was required to be adopted no later than the fiscal year beginning after December 15, 2019, but on November 15, 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which provided for the deferral of the effective date of ASU No. 2016-13 for registrants that are a smaller reporting company to the first interim period of the fiscal year beginning after December 15, 2022. Accordingly, the Company intends to adopt ASU No. 2016-13 effective as of April 3, 2023. Although the Company has not determined the full impact of the adoption of ASU No. 2016-13, because the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT, the Company does not believe that the adoption of the ASU will have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASUs which had become effective as of December 29, 2019, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Financing Arrangements

Factoring Agreements:     The Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. Credit losses are borne by CIT with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $75,000 and $64,000 for the three-month periods ended December 29, 2019 and December 30, 2018, respectively, and amounted to $188,000 and $192,000 for the nine-month periods ended December 29, 2019 and December 30, 2018, respectively.

Credit Facility:     The Company’s credit facility at December 29, 2019 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.50% or LIBOR plus 1.75%. The financing agreement matures on July 11, 2022 and is secured by a first lien on all assets of the Company. As of December 29, 2019, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option, which was 3.44% as of December 29, 2019. The financing agreement also provides for the payment by CIT of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 2.75% as of December 29, 2019, on daily negative balances, if any, held at CIT.

As of December 29, 2019, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $23.7 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of March 31, 2019, there was a balance of $4.5 million owed on the revolving line of credit, there was no letter of credit outstanding and $19.4 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of December 29, 2019.

Note 3 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of December 29, 2019 and March 31, 2019 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Note 4 – Other Intangible Assets

Other intangible assets as of December 29, 2019 and March 31, 2019 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of December 29, 2019 and March 31, 2019, the amortization expense for the three and nine-month periods ended December 29, 2019 and December 30, 2018 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Nine-Month Periods Ended
	December 29,	March 31,	December 29,	March 31,	December 29,	December 30,	December 29,	December 30,
	2019	2019	2019	2019	2019	2018	2019	2018
Tradename and trademarks	$3,667	$3,667	$1,685	$1,501	$62	$62	$184	$171
Developed technology	1,100	1,100	266	183	28	28	83	83
Non-compete covenants	458	458	258	200	19	19	58	58
Patents	1,601	1,601	862	781	27	27	81	81
Customer relationships	7,374	7,374	5,338	5,103	78	78	235	235
Total other intangible assets	$14,200	$14,200	$8,409	$7,768	$214	$214	$641	$628

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$2	$2	$5	$5
Marketing and administrative expenses					212	212	636	623
Total amortization expense					$214	$214	$641	$628

Note 5 – Inventories

Major classes of inventory were as follows (in thousands):

	December 29, 2019	March 31, 2019
Raw Materials	$642	$617
Work in Process	33	56
Finished Goods	22,965	18,861
Total inventory	$23,640	$19,534

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

The Company is a party to various operating leases for offices, warehousing facilities and certain office equipment. The leases expire at various dates, have varying options to renew and cancel, and may contain escalation provisions. The Company expenses non-variable lease payments ratably over the lease term. The key estimates for the Company’s leases include the discount rate used to discount the unpaid lease payment to present value and the lease term. The Company’s leases generally do not include a readily determinable implicit rate; therefore, management determined the incremental borrowing rate to discount the lease payment based on the information available at lease commencement. For purposes of such estimates, a lease term includes the noncancellable period under the applicable lease.

Subsequent to the Company’s recognition of operating lease liabilities of $1.9 million on April 1, 2019, the Company made cash payments related to its recognized operating leases of $362,000 and $1.1 million during the three and nine months ended December 29, 2019, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows.

During the three and nine-month periods ended December 29, 2019, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Periods Ended December 29, 2019
	Three-Month Period	Nine-Month Period
Cost of products sold	$382	$957
Marketing and administrative expenses	53	153
Total operating lease costs	$435	$1,110

The Company’s operating leases have a weighted-average remaining lease term of 3.2 years. The weighted-average discount rate for the operating leases is 3.84%.

The following table represents the maturities of the Company’s operating lease liabilities as of December 29, 2019 (in thousands):

Fiscal Year
2020	$362
2021	1,869
2022	1,726
2023	1,685
2024	280
Total undiscounted operating lease payments	5,922
Imputed interest	(371)
Total operating lease liabilities	$5,551

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

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (such duration not to exceed a term of ten years for grants of options) and other terms of individual awards. As of December 29, 2019, 440,000 shares of the Company’s common stock were available for future issuance under the 2014 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $79,000 and $84,000 for the three months ended December 29, 2019 and December 30, 2018, respectively, and recorded $219,000 and $281,000 for the nine months ended December 29, 2019 and December 30, 2018, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of December 29, 2019.

Stock Options: The following table represents stock option activity for the nine-month periods ended December 29, 2019 and December 30, 2018:

	Nine-Month Periods Ended
	December 29, 2019		December 30, 2018
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.45	457,500	$7.93	395,000
Granted	4.76	125,000	5.90	110,000
Exercised	6.20	(10,000)	-	-
Forfeited	7.07	(55,000)	7.83	(47,500)
Outstanding at End of Period	6.86	517,500	7.45	457,500
Exercisable at End of Period	7.74	347,500	8.03	292,500

As of December 29, 2019, the intrinsic value of the outstanding stock options and the exercisable stock options was $205,000 and $28,000, respectively. The Company did not receive any cash from the exercise of stock options during the three and nine months ended December 29, 2019. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $3,000 during each of the three and nine-month periods ended December 29, 2019. There were no options exercised during either of the three or nine-month periods ended December 30, 2018.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the nine-month periods ended December 29, 2019 and December 30, 2018, which options vest over a two-year period, assuming continued service.

	Nine-Month Periods Ended
	December 29, 2019	December 30, 2018
Number of options issued	125,000	110,000
Grant date	June 13, 2019	June 13, 2018
Dividend yield	6.72%	5.42%
Expected volatility	25.00%	25.00%
Risk free interest rate	1.81%	2.78%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$4.76	$5.90
Fair value per option	$0.39	$0.49

During the three-month periods ended December 29, 2019 and December 30, 2018, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended December 29, 2019			Three-Month Period Ended December 30, 2018
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2018	$-	$-	$-	$4	$6	$10
2019	2	4	6	2	4	6
2020	2	3	5	-	-	-

Total stock option compensation	$4	$7	$11	$6	$10	$16

During the nine-month periods ended December 29, 2019 and December 30, 2018, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Nine-Month Period Ended December 29, 2019			Nine-Month Period Ended December 30, 2018
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2017	$-	$-	$-	$6	$5	$11
2018	5	1	6	14	19	33
2019	7	6	13	5	8	13
2020	5	7	12	-	-	-

Total stock option compensation	$17	$14	$31	$25	$32	$57

As of December 29, 2019, total unrecognized stock option compensation expense amounted to $48,000, which will be recognized as the underlying stock options vest over a weighted-average period of 9.9 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

Performance Bonus Plan:  The Company maintains a performance bonus plan for certain executive officers that provides for awards of shares of common stock in the event that the aggregate average market value of the common stock during the relevant fiscal year, plus the amount of cash dividends paid in respect of the common stock during such period, increases. These individuals may instead be awarded cash, if and to the extent that insufficient shares of common stock are available for issuance from all stockholder-approved, equity-based plans or programs of the Company in effect. The performance bonus plan also imposes individual limits on awards and provides that shares of common stock that may be awarded will vest over a two-year period. Compensation expense associated with performance bonus plan awards are recognized over a three-year period – the fiscal year in which the award is earned, plus the two-year vesting period.

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

		Vesting of shares during the nine-month periods ended
Fiscal		December 29, 2019			December 30, 2018
Year	Shares	Shares	Aggregate	Taxes	Shares	Aggregate	Taxes
Granted	Granted	Vested	Value	Remitted	Vested	Value	Remitted
2017	41,205	-	$-	$-	20,601	$122,000	$39,000
2018	42,250	21,125	109,000	17,000	21,125	124,000	56,000

	Total	21,125	$109,000	$17,000	41,726	$246,000	$95,000

For the three-month periods ended December 29, 2019 and December 30, 2018, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended December 29, 2019			Three-Month Period Ended December 30, 2018
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2018	$-	$-	$-	$29	$19	$48
2019	19	19	38	-	20	20
2020	-	30	30	-	-	-

Total stock grant compensation	$19	$49	$68	$29	$39	$68

For the nine-month periods ended December 29, 2019 and December 30, 2018, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Nine-Month Period Ended December 29, 2019			Nine-Month Period Ended December 30, 2018
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2017	$-	$-	$-	$-	$47	$47
2018	-	26	26	87	58	145
2019	55	57	112	-	32	32
2020	-	50	50	-	-	-

Total stock grant compensation	$55	$133	$188	$87	$137	$224

As of December 29, 2019, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $313,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 12.3 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 8 – Subsequent Events

On January 7, 2020, the Company’s California consolidated income tax return for the fiscal year ended March 29, 2015 became closed to examination or other adjustment. Accordingly, the Company intends to reverse the reserve for the unrecognized tax liability for that fiscal year, which will result in the recognition of a discrete income tax benefit of $212,000 during the three-month period ending March 29, 2020. The Company also intends to reverse the accumulated interest expense and penalties that it has accrued in respect of the unrecognized tax liability for the fiscal year ended March 29, 2015, which will result in the recognition of a credit to interest expense of $84,000 during the three-month period ending March 29, 2020.

The Company has evaluated all other events which have occurred between December 29, 2019 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “could,” “would” and variations of such words and similar expressions may identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the Company’s ability to successfully integrate newly acquired businesses, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company’s results of operations and financial condition. The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in the Company’s expectations, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three and nine-month periods ended December 29, 2019 and December 30, 2018 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Nine-Month Periods Ended		Change
	December 29, 2019	December 30, 2018	$	%	December 29, 2019	December 30, 2018	$	%
Net sales by category:
Bedding, blankets and accessories	$9,605	$9,817	$(212)	-2.2%	$27,682	$29,873	$(2,191)	-7.3%
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,982	8,851	131	1.5%	25,407	24,791	616	2.5%
Total net sales	18,587	18,668	(81)	-0.4%	53,089	54,664	(1,575)	-2.9%
Cost of products sold	12,766	13,071	(305)	-2.3%	36,848	38,569	(1,721)	-4.5%
Gross profit	5,821	5,597	224	4.0%	16,241	16,095	146	0.9%
% of net sales	31.3%	30.0%			30.6%	29.4%
Marketing and administrative expenses	3,416	3,446	(30)	-0.9%	10,344	10,958	(614)	-5.6%
% of net sales	18.4%	18.5%			19.5%	20.0%
Interest (income) expense - net	34	62	(28)	-45.2%	28	249	(221)	-88.8%
Other income	6	2	4	200.0%	26	3	23	766.7%
Income tax expense	282	537	(255)	-47.5%	942	1,264	(322)	-25.5%
Net income	2,095	1,554	541	34.8%	4,953	3,627	1,326	36.6%
% of net sales	11.3%	8.3%			9.3%	6.6%

Net Sales: Sales decreased slightly for the three-month period ended December 29, 2019 compared with the same period in the prior year, primarily due to timing of shipments to certain retailers as well as a program that was discontinued during the second quarter of the current year. Sales decreased by $1.6 million, or 2.9%, for the nine-month period ended December 29, 2019 compared with the same period in the prior year. Sales of bibs, bath, developmental toys, feeding, baby care and disposable products in the current year increased by $616,000 over the prior year, while sales of bedding, blankets and accessories in the current year decreased by $2.2 million.

Gross Profit: Gross profit increased by $224,000 and increased from 30.0% of net sales for the three-month period ended December 30, 2018 to 31.3% of net sales for the three-month period ended December 29, 2019. Gross profit increased by $146,000 and increased from 29.4% of net sales for the nine-month period ended December 30, 2018 to 30.6% of net sales for the nine-month period ended December 29, 2019.

Marketing and Administrative Expenses: Marketing and administrative expenses slightly decreased in amount and were mostly flat at 18.4% of net sales for the three-month period ended December 29, 2019 compared with 18.5% of net sales for the three-month period ended December 30, 2018. Marketing and administrative expenses decreased in amount by $614,000 and decreased from 20.0% of net sales for the nine months ended December 30, 2018 to 19.5% of net sales for the nine months ended December 29, 2019. Contributing to the decrease is the elimination in the current year of $210,000 in charges incurred in the prior year associated with transferring most of the Sassy-branded developmental toy, feeding and baby care product line inventory from Grand Rapids, Michigan to the Company’s distribution facility in Compton, California. In addition, outside services decreased in the current year by $264,000.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual ETR from continuing operations of 23.3% for the nine-month period ended December 29, 2019.

The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of the tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the potential impact of an unfavorable resolution of its tax position related to state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $29,000 and $7,000 during the three-month periods ended December 29, 2019 and December 30, 2018, respectively, and $71,000 and $66,000 during the nine-month periods ended December 29, 2019 and December 30, 2018, respectively, in the accompanying unaudited condensed consolidated statements of income.

In December 2016, the Company was notified by the FTB of its intention to examine the Company’s claims for refund made in connection with amended California consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. As discussed above, the Company has recorded discrete reserves for unrecognized tax liabilities for these and succeeding fiscal years, and has also accrued interest expense and penalties associated with these unrecognized tax liabilities.

On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $232,000 during the nine-month period ended December 29, 2019 in the accompanying unaudited condensed consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $78,000 during the nine-month period ended December 29, 2019.

During each of the three and nine-month periods ended December 29, 2019, the Company recorded a discrete income tax benefit of $276,000 to reflect the aggregate effect of certain tax credits.

During the three and nine-month periods ended December 29, 2019, the Company recorded a discrete income tax benefit of $1,000 and a net discrete income tax charge of $5,000, respectively, to reflect the effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods. The Company recorded a discrete income tax charge of $12,000 during the nine-month period ended December 30, 2018 to reflect the net effects of the excess tax benefits and tax shortfalls arising from the vesting of non-vested stock during the period.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 16.0% and 25.8% for the nine-month periods ended December 29, 2019 and December 30, 2018, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2020, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income, and the actual ETR for the year could differ materially from the Company’s estimates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $10.5 million for the nine months ended December 30, 2018 to $7.2 million for the nine-month period ended December 29, 2019. The decrease in the current year was the primarily the result of an increase in inventory that was $1.7 million higher than the increase in inventory in the prior year and a decrease in accounts receivable that was $1.3 million lower than the decrease in accounts receivable in the prior year.

Net cash used in investing activities decreased from $560,000 in the prior year to $352,000 in the current year primarily due to lower capital expenditures for property, plant and equipment.

Net cash used in financing activities decreased from $10.1 million in the prior year to $6.9 million in the current year, primarily due to net repayments under the revolving line of credit that were $3.1 million higher the current year compared with the prior year.

At December 29, 2019, there was no balance owed on the Company’s revolving line of credit with CIT, there was no letter of credit outstanding and $23.7 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, then the Company must either choose to assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either December 29, 2019 or December 30, 2018.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and funds available under the revolving line of credit will be adequate to meet its liquidity needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks that could affect the Company, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 31, 2019, as well as the risk factor restated in its entirety in Item 1A. of Part II of this quarterly report on Form 10-Q.

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no floating rate debt outstanding as of December 29, 2019.

COMMODITY RATE RISK

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. The Company’s exposure to commodity price risk primarily relates to changes in the prices in China of cotton, oil and labor, which are the principal inputs used in a substantial number of the Company’s products. In addition, although the Company pays its Chinese suppliers in U.S. dollars, an arbitrary strengthening of the rate of the Chinese currency versus the U.S. dollar could result in an increase in the cost of the Company’s finished goods. There is no assurance that the Company could timely respond to such increases by proportionately increasing the prices at which its products are sold to the Company’s customers.

MARKET CONCENTRATION RISK

The Company’s financial results are closely tied to sales to its top three customers, which represented approximately 67% of the Company’s gross sales in fiscal year 2019. In addition, 41% of the Company’s gross sales in fiscal year 2019 consisted of licensed products, which included 29% of sales associated with the Company’s license agreements with affiliated companies of the Walt Disney Company. The Company’s results could be materially impacted by the loss of one or more of these licenses.

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

On April 1, 2019, the Company commenced its initial application of Topic 842, which resulted in the recognition of operating lease liabilities and operating lease right-of-use assets. During the nine-month period ended December 29, 2019, the Company implemented changes to its internal control over financial reporting (“ICFR”) related to its leases. Specifically, the Company updated the accounting policies affected by Topic 842 and implemented a new information technology application to calculate the operating lease right-of-use assets, the operating lease liabilities and other required disclosures.

During the three-month period ended December 29, 2019, there were no other changes in the Company’s ICFR identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 31, 2019, except for the following risk factor, which is restated in its entirety as set forth below:

Changes in international trade regulations and other risks associated with foreign trade could adversely affect the Company’s sourcing.

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. Difficulties encountered by these suppliers, such as fires, accidents, natural disasters, outbreaks of contagious diseases and the instability inherent in operating within an authoritarian political structure, could halt or disrupt production and shipment of the Company’s products.

The Company has been monitoring the global effects of an outbreak of respiratory illness caused by “2019 nCoV,” a coronavirus that was first detected in early December 2019 in the city of Wuhan, Hubei Province, China. The recent concentration of the outbreak came as China celebrated the Lunar New Year, a period that was to last for a week beginning on January 25, 2020, but which was officially extended by the Chinese government for another week, and which has been unofficially extended by manufacturers for an unknown period. Companies that provide ocean-going freight from ports in China could experience interruptions transiting into ports in the United States.

Any event causing a disruption of the flow of products manufactured on behalf of the Company, whether at the manufacturer, within the Chinese interior, at the point of embarkation, on the open water or upon arrival at the Port of Long Beach, could result in delays in the receipt of the Company’s inventory and an increase in the cost of the Company’s products. As a mitigating factor, the Company, as with each year, had generally increased the purchases of its products in the months prior to the Lunar New Year, and had further increased the purchases of certain of its products in advance of expected tariff increases.

Although the Company intends to continue to actively monitor the outbreak of 2019 nCoV, the Company is unable to predict the impact of an interruption in the production and shipment of its products from China, which will ultimately depend upon several factors, including the duration of the outbreak of the virus and the extent to which the Company can fulfill customer orders from existing inventory levels.

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

101

The following information from the Registrant’s Form 10-Q for the quarterly period ended December 29, 2019, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: February 12, 2020	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Vice President and
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

22