Form 10-K
period 2020-03-29
CROWN CRAFTS INC
filed 2020-06-10
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2020

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 27, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $52.0 million.

As of May 18, 2020, 10,166,807 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of Crown Crafts, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking. Such statements are based upon management’s current expectations, projections, estimates and assumptions, and may be identified as forward-looking through the Company’s use of words such as “may,” “will,” “anticipate,” “indicate,” “assume,” “could,” “should,” “would,” “expect,” “believe” and “intend.” Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include those described in Part I, Item 1A. “Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) of additional factors that may impact the Company’s results of operations and financial condition.

All written or oral forward-looking statements that are made by or are attributable to the Company are expressly qualified in their entirety by this cautionary notice. The Company’s forward-looking statements apply only as of the date of this report or the respective date of the document from which they are incorporated herein by reference. The Company has no obligation and does not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements are otherwise made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Business

Description of Business

The Company was incorporated as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company’s executive offices are located at 916 South Burnside Avenue, Suite 300, Gonzales, Louisiana 70737, its telephone number is (225) 647-9100 and its internet address is www.crowncrafts.com.

The Company operates indirectly through its wholly-owned subsidiaries, Sassy Baby, Inc. (formerly known as Hamco, Inc.) (“Sassy”), NoJo Baby & Kids, Inc. (formerly known as Crown Crafts Infant Products, Inc.) (“NoJo”) and Carousel Designs, LLC (“Carousel”), in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers, as well as directly to consumers through www.babybedding.com. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References to “fiscal year 2020” or “2020” represent the 52-week period ended March 29, 2020 and “fiscal year 2019” or “2019” represent the 52-week period ended March 31, 2019.

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

International Sales

Sales to customers in countries other than the U.S. represented 6% and 4% of the Company’s total gross sales during fiscal years 2020 and 2019, respectively, which included 2% of sales to the customers set forth below that represented at least 10% of the Company’s gross sales during fiscal year 2020. International sales are based upon the location that predominately represents what the Company believes to be the final destination of the products delivered to the Company’s customers.

Company Response to COVID-19

In late January 2020, the Company began to monitor the global effects of “COVID-19,” an infectious disease caused by Severe Acute Respiratory Syndrome Coronavirus 2 (SARS CoV-2) that was first detected in November 2019 in the city of Wuhan, China.

The subsequent spread of COVID-19 to the U.S. and many other parts of the world led the World Health Organization to characterize COVID-19 as a pandemic on March 11, 2020. Thereafter, most U.S. states imposed “stay-at-home” orders on their populations to stem the spread of COVID-19. Of specific interest to the Company, stay-at-home orders were imposed in the states of California and Louisiana on March 20, 2020 and March 23, 2020, respectively.

The stay-at-home orders generally required the closure of businesses that did not provide essential functions. Because the Company’s operations at its distribution center in Compton, California and its manufacturing operations in Douglasville, Georgia provide essential functions, the Company has continued shipping, receiving and manufacturing activities at these facilities. The Company advised all other employees that could perform their job functions remotely to do so. As of May 18, 2020, the Company’s Compton, California and Gonzales, Louisiana facilities were fully operational.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was necessary to support the Company’s ongoing operations. Under the PPP, the Company could obtain a U.S. Small Business Administration loan in an amount equal to the average of the Company’s monthly payroll costs (as defined under the PPP) for calendar 2019 multiplied by 2.5 (approximately 10 weeks of payroll costs). Section 1106 of the CARES Act contains provisions for the forgiveness of all or a portion of a PPP loan, subject to the satisfaction of certain requirements.  The amount eligible for forgiveness is, subject to certain limitations, the sum of the Company’s payroll costs, rent and utilities paid by the Company during the eight-week period beginning on the funding date of the PPP loan.

On April 19, 2020, the Company closed on a PPP loan in the amount of $1,963,800, which was funded on April 20, 2020 and which was transferred by the Company into an account dedicated to allowable uses of the PPP loan proceeds.

The COVID-19 outbreak and the uncertainty of economic conditions relating thereto may negatively impact the Company’s results of operations, cash flows and financial position; however, the overall financial impact cannot be reasonably estimated at this time. Based on the operational and financial plans that management has developed, the Company expects to be able to meet its obligations as they become due over the next twelve months.

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

Employees

As of May 18, 2020, the Company had 138 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

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

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, including NoJo®, Neat Solutions®, Carousel Designs® and Sassy®, accounted for 36% and 38% of the Company’s total gross sales during fiscal years 2020 and 2019, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs which are subject to copyrights and design patents owned by the Company.

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

Customers

The Company's customers consist principally of mass merchants, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2020 and 2019.

	Fiscal Year
	2020	2019
Walmart Inc.	42%	41%
Amazon.com, Inc.	20%	16%
Target Corporation	*	10%
* Amount represented less than 10% of the Company's gross sales for this fiscal year.

Sales and Marketing

The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Compton, California; Gonzales, Louisiana; Grand Rapids, Michigan; and Bentonville, Arkansas and by independent commissioned sales representatives located throughout the United States. Products are also marketed directly to consumers from a Company facility in Douglasville, Georgia. The Company's subsidiaries introduce new products throughout the year and participate at the Kind + Jugend international trade fair for premium baby and toddler products in Cologne, Germany. Due to COVID-19, the Company will not participate at this trade fair in calendar 2020; however, it is expected that the Company will attend in calendar 2021.

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

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 40% of the Company’s gross sales in fiscal year 2020, which included 30% of sales under the Company's license agreements with affiliated companies of The Walt Disney Company (“Disney”), which expire as set forth below:

License Agreement	Expiration
Infant Bedding	December 31, 2020
Infant Feeding and Bath	December 31, 2021
Toddler Bedding	December 31, 2021
STAR WARS Toddler Bedding	December 31, 2021

 ITEM 1A. Risk Factors

The following risk factors as well as the other information contained in this report and other filings made by the Company with the SEC should be considered in evaluating the Company’s business. Additional risks and uncertainties that are not presently known or that are not currently considered material may also impair the Company’s business operations. If any of the following risks actually occur, operating results may be affected in future periods.

The outbreak of COVID-19 may adversely affect the Company’s business operations, employee availability, financial condition, liquidity and cash flow.

The COVID-19 outbreak, and the government and private sector responses thereto, has negatively impacted certain of the Company’s customers who have been forced to temporarily close retail stores or have seen a significant decline in their sales. As a result, the Company experienced a decrease in sales to these customers beginning in March 2020. This decrease, however, has been somewhat offset by higher sales to other customers and sales in other channels, such as e-commerce. The Company cannot predict with certainty when or if these customers will reopen their retail stores or if demand from consumers will return to the same level as it was prior to the COVID-19 outbreak. If the Company’s customers experience financial difficulties as a result of the COVID-19 outbreak, they may close their retail stores permanently, reduce orders, file for bankruptcy or liquidate, any of which may negatively impact the Company’s sales.

In addition, beginning in February 2020 the Company experienced supply chain disruption because nearly all of the Company’s products are imported from China. While the Company’s product supply from Chinese manufacturers has begun to return to normal levels, the supply chain could again be disrupted if there is another outbreak of COVID-19 in China. As of May 18, 2020, the majority of the Company’s foreign suppliers have returned to full capacity.

As discussed above, the Company has continued to operate its distribution center in Compton, California and its manufacturing operations in Douglasville, Georgia. While the Company has implemented additional safety measures for its workers in these facilities, the Company may be required to temporarily close these facilities if there are confirmed cases of COVID-19 at the facilities, which would impact the Company’s ability to timely ship products to its customers.

In addition to the specific risks described above, the Company may also be subject to the effects that the COVID-19 outbreak will have on the U.S. economy in general, including high rates of unemployment and a potential economic recession. These effects may reduce consumers’ discretionary spending and, accordingly, the demand for the Company’s products.

The Company continues to monitor the impact of the COVID-19 outbreak on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertainty as to when governmental restrictions on business will be fully lifted, the impact thereof, and the duration and widespread nature of the COVID-19 outbreak, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 outbreak include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers, consumer sentiment in general, and traffic within the retail stores that carry the Company’s products. The COVID-19 outbreak could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company’s products, all in an effort to mitigate such effects. Conditions surrounding COVID-19 change rapidly, and additional impacts of which the Company is not currently aware may arise.

The loss of one or more of the Company’s key customers could result in a material loss of revenues.

The Company’s top two customers represented approximately 62% of gross sales in fiscal year 2020. Although the Company does not enter into contracts with its key customers, it expects its key customers to continue to be a significant portion of its gross sales in the future. The loss of, or a decline in orders from, one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 40% of the Company’s gross sales in fiscal year 2020, which included 30% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses. The volume of sales of licensed products is inherently tied to the success of the characters, films and other licensed programs of the Company’s licensors. A decline in the popularity of these licensed programs or the inability of the licensors to develop new properties for licensing could also result in a material loss of revenues to the Company. Additionally, the Company’s license agreements with Disney and others require a material amount of minimum guaranteed royalty payments. The failure by the Company to achieve the sales envisioned by the license agreements could result in the payment by the Company of shortfalls in the minimum guaranteed royalty payments, which would adversely impact the Company’s operating results.

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

The Company’s ability to successfully identify, consummate and integrate acquisitions, divestitures and other significant transactions could have an adverse impact on the Company’s financial results, business and prospects.

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

An unfavorable outcome in litigation involving intellectual property could result in any or all of the following: (i) civil judgments against the Company, which could require the payment of royalties on both past and future sales of certain products, as well as plaintiff’s attorneys’ fees and other litigation costs; (ii) impairment charges of up to the carrying value of the Company’s intellectual property rights; (iii) restrictions on the ability of the Company to sell certain of its products; (iv) legal and other costs associated with investigations and litigation; and (v) adverse effects on the Company’s competitive position.

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

Sales are driven by consumer demand for the Company’s products. There can be no assurance that the demand for the Company’s products will not decline or that the Company will be able to anticipate and respond to changes in demand related to consumers’ tastes and preferences. The Company’s failure to adapt to these changes could lead to lower sales and excess inventory, which could have a material adverse effect on the Company’s financial condition and operating results.

Changes in international trade regulations and other risks associated with foreign trade could adversely affect the Company’s sourcing.

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. Difficulties encountered by these suppliers, such as fires, accidents, natural disasters, outbreaks of infectious diseases (including the COVID-19 outbreak) and the instability inherent in operating within an authoritarian political structure, could halt or disrupt production and shipment of the Company’s products. The Chinese government could make allegations against the Company of corruption or antitrust violations, or could adopt regulations related to the manufacture of products within China, including quotas, duties, taxes and other charges or restrictions on the exportation of goods produced in China. Alternatively, the U.S. government could impose similar actions on the importation of goods manufactured in China. Any of these actions could result in an increase in the cost of the Company’s products. Also, an arbitrary strengthening of the Chinese currency versus the U.S. Dollar could increase the prices at which the Company purchases finished goods. In addition, changes in U.S. customs procedures or delays in the clearance of goods through customs could result in the Company being unable to deliver goods to customers in a timely manner or the potential loss of sales altogether. The occurrence of any of these events could adversely affect the Company’s profitability.

The Company could experience adjustments to its effective tax rate or its prior tax obligations, either of which could adversely affect its results of operations.

The Company is subject to income taxes in the many jurisdictions in which it operates, including the U.S., several U.S. states and China. At any particular point in time, several tax years are subject to general examination or other adjustment by these various jurisdictions. In December 2016, the Company received notification from the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for the fiscal years ended April 3, 2011, April 1, 2012, March 31, 2013 and March 30, 2014. On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the claims for refund for fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013. The ultimate resolution of the claim for refund for the fiscal year ended March 30, 2014 could include administrative or legal proceedings. Although the Company believes that the calculations and positions taken on its original and amended filed returns are reasonable and justifiable, negotiations or litigation leading to the final outcome of any examination or claim for refund could result in an adjustment to the position that the Company has taken. Such adjustment could result in further adjustment to one or more income tax returns for other jurisdictions, or to income tax returns for prior or subsequent tax years, or both. To the extent that the Company’s reserve for unrecognized tax benefits is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on operating results. The Company’s provision for income taxes is based on its effective tax rate, which in any given financial statement period could fluctuate based on changes in tax laws or regulations, changes in the mix and level of earnings by taxing jurisdiction, changes in the amount of certain expenses within the consolidated statements of income that will never be deductible on the Company’s income tax returns and certain charges deducted on the Company’s income tax returns that are not included within the consolidated statements of income. These changes could cause fluctuations in the Company’s effective tax rate either on an absolute basis, or in relation to varying levels of the Company’s pre-tax income. Such fluctuations in the Company’s effective tax rate could adversely affect its results of operations.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company's headquarters are located in Gonzales, Louisiana. The Company rents 17,761 square feet at this location under a lease that expires January 31, 2021. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The table below sets forth certain information regarding the Company's principal real property as of May 18, 2020.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Capital Market under the symbol “CRWS”. As of May 18, 2020, there were 152 record holders of the Company’s common stock.

The Company has historically paid cash dividends. The Company’s payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, the Company’s earnings and various business considerations, including the Company’s financial condition, results of operations, cash flow, level of capital expenditures, future business prospects and such other matters as the Company’s Board of Directors (the “Board”) deems relevant. The Company’s credit facility permits the Company to pay cash dividends on its common stock without limitation, provided there is no default under the credit facility before or as a result of the payment of such dividends.

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

	Fiscal Years
	2020	2019	2018	2017	2016
	(amounts in thousands, except per share amounts)
Operating results:
Net sales	$73,396	$76,381	$70,270	$65,978	$84,342
Gross profit	21,590	22,307	19,779	19,411	23,813
Gross profit percentage	29.4%	29.2%	28.1%	29.4%	28.2%
Income from operations	7,737	7,113	5,507	8,700	10,788
Income before income tax expense	7,768	6,791	5,421	8,796	10,744
Income tax expense	1,207	1,772	2,400	3,224	3,915
Net income	6,561	5,019	3,021	5,572	6,829
Basic earnings per share	$0.65	$0.50	$0.30	$0.56	$0.68
Diluted earnings per share	$0.65	$0.50	$0.30	$0.55	$0.68
Cash dividends declared per share	$0.57	$0.32	$0.32	$0.72	$0.57

Financial position at year-end:
Cash and cash equivalents	$282	$143	$215	$7,892	$7,574
Accounts receivable, net of allowances	17,803	17,772	18,498	15,614	20,796
Inventories	17,732	19,534	19,788	15,821	14,785
Total current assets	37,041	38,679	39,754	41,110	45,732
Finite-lived intangible assets - net	5,577	6,432	7,272	3,128	3,882
Goodwill	7,125	7,125	7,125	1,126	1,126
Total assets	57,173	54,779	56,581	47,184	52,415

Total current liabilities	6,479	7,711	6,788	7,573	12,185
Long-term debt	2,578	4,486	9,458	-	-

Shareholders’ equity	42,436	41,388	39,318	38,923	40,019
Total liabilities and shareholders’ equity	$57,173	$54,779	$56,581	$47,184	$52,415

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

Results of Operations

The following table contains results of operations for fiscal years 2020 and 2019 and the dollar and percentage changes for those periods (in thousands, except percentages).

			Change
	2020	2019	$	%
Net sales by category:
Bedding, blankets and accessories	$38,065	$40,690	$(2,625)	-6.5%
Bibs, bath, developmental toy, feeding, baby care and disposable products	35,331	35,691	(360)	-1.0%
Total net sales	73,396	76,381	(2,985)	-3.9%
Cost of products sold	51,806	54,074	(2,268)	-4.2%
Gross profit	21,590	22,307	(717)	-3.2%
% of net sales	29.4%	29.2%
Marketing and administrative expenses	13,853	15,194	(1,341)	-8.8%
% of net sales	18.9%	19.9%
Interest expense - net of interest income	2	325	(323)	-99.4%
Other income	33	3	30	1000.0%
Income tax expense	1,207	1,772	(565)	-31.9%
Net income	6,561	5,019	1,542	30.7%
% of net sales	8.9%	6.6%

Net Sales:

Sales of $73.4 million for 2020 were $3.0 million lower than 2019, a decrease of 3.9%, primarily due to the timing of shipments to certain retailers as well as a program that was discontinued during the second quarter of 2020. Sales of bibs, bath, developmental toys, feeding, baby care and disposable products in the current year decreased by $360,000 over the prior year, while sales of bedding, blankets and accessories in the current year decreased by $2.6 million.

Gross Profit:

Gross profit decreased by $717,000 and increased from 29.2% of net sales for 2019 to 29.4% of net sales for 2020. The decrease in amount is primarily due to lower sales in the current year.

Marketing and Administrative Expenses:

Marketing and administrative expenses decreased by $1.3 million for fiscal year 2020 compared with fiscal year 2019, which included a decrease in the current year of $525,000 in overall compensation costs as compared to the prior year. In addition, charges in the current year for outside services and advertising decreased by $284,000 and $122,000, respectively, as compared to the prior year. Finally, the prior year included $210,000 in charges incurred that were associated with transferring most of the Sassy-branded developmental toy, feeding and baby care product line inventory from Grand Rapids, Michigan to the Company’s distribution facility in Compton, California.

Income Tax Expense:

The Company’s provision for income taxes is based upon an annual effective tax rate (“ETR”) on continuing operations, which decreased from 24.4% during 2019 to 24.0% in 2020.

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

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2020 and 2019 of $58,000 and $87,000, respectively, in the accompanying consolidated statements of income.

In December 2016, the Company was notified by the FTB of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. In addition, on January 7, 2020, the Company’s California consolidated income tax return for the fiscal year ended March 29, 2015 became closed to examination or other adjustment. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $444,000 during the fiscal year ended March 29, 2020 in the accompanying consolidated statements of income.

During the fiscal year ended March 29, 2020, the Company recorded a discrete income tax benefit of $274,000 to reflect the aggregate effect of certain tax credits claimed on amended and original consolidated federal income tax returns.

During the fiscal years ended March 29, 2020 and March 31, 2019, the Company recorded discrete income tax charges of $5,000 and $12,000, respectively, to reflect the effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits discussed above contributed to an overall provision for income taxes of 15.5% and 26.1% for fiscal years 2020 and 2019, respectively.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top two customers, which represented approximately 62% of the Company’s gross sales in fiscal year 2020. A significant downturn experienced by any or all of these customers could lead to pressure on the Company’s revenues.

During fiscal years 2020 and 2019, the Company at times faced higher costs associated with the Company’s sourcing activities in China, including higher duties on some products. Future increases in these costs could adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases.

The COVID-19 outbreak, and the government and private sector responses thereto, has negatively impacted certain of the Company’s customers who have been forced to temporarily close retail stores or have seen a significant decline in their sales. As a result, the Company experienced a decrease in sales to these customers beginning in March 2020. This decrease, however, has been somewhat offset by higher sales to other customers and sales in other channels, such as e-commerce. The Company cannot predict with certainty when or if these customers will reopen their retail stores or if demand from consumers will return to the same level as it was prior to the COVID-19 outbreak. If the Company’s customers experience financial difficulties as a result of the COVID-19 outbreak, they may cause them to close their retail stores permanently, reduce orders, file for bankruptcy or liquidate, any of which may negatively impact the Company’s sales.

In addition, beginning in February 2020 the Company experienced supply chain disruption because nearly all of the Company’s products are imported from China. While the Company’s product supply from Chinese manufacturers has begun to return to normal levels, the supply chain could again be disrupted if there is another outbreak of COVID-19 in China. As of May 18, 2020, the majority of the Company’s foreign suppliers have returned to full capacity.

The Company continues to monitor the impact of the COVID-19 outbreak on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertainty as to when governmental restrictions on business will be fully lifted, the impact thereof, and the duration and widespread nature of the COVID-19 outbreak, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 outbreak include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers, consumer sentiment in general, and traffic within the retail stores that carry the Company’s products. The COVID-19 outbreak could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company’s products, all in an effort to mitigate such effects.

For an additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A. of Part I. of this Annual Report on Form 10-K.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities decreased from $9.0 million for the fiscal year ended March 31, 2019 to $8.5 million for the fiscal year ended March 29, 2020. In the current year, the Company experienced a decrease in its accounts payable balances that was $1.7 million higher than the increase in the prior year, an increase in its accounts receivable balances that was $757,000 higher than the decrease in the prior year and a decrease in its reserve for unrecognized tax liabilities that was $650,000 higher than the increase in the prior year. As offsets to these decreases in cash provided by operating activities, the Company in the current year experienced a decrease in its inventory balances that was $1.5 million higher than the decrease in the prior year and an increase its net income in the current year that was $1.5 million higher than in the prior year.

Net cash used in investing activities was $678,000 in fiscal year 2020 compared with $751,000 in fiscal year 2019. The decrease in fiscal year 2020 was due primarily to lower payments in the current year for expenditures for property, plant and equipment.

Net cash used in financing activities decreased from $8.3 million in fiscal 2019 to $7.7 million in fiscal 2019. In the current year, the Company experienced net repayments under its revolving line of credit that were $3.1 million lower than the prior year. Offsetting this decrease in cash used in financing activities were dividend payments that were $2.6 million higher in the current year than the prior year, due primarily to the payment in the current year of a special dividend in the amount of $2.5 million.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and the availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at March 29, 2020 consisted of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc., of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%. The financing agreement matures on July 11, 2022 and is secured by a first lien on all assets of the Company. As of March 29, 2020, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 3.27% as of March 29, 2020. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 2.75% as of March 29, 2020, on daily negative balances, if any, held at CIT.

As of March 29, 2020, there was a balance of $2.6 million owed on the revolving line of credit, there was no letter of credit outstanding and $20.1 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of March 31, 2019, there was a balance of $4.5 million owed on the revolving line of credit, there was no letter of credit outstanding and $19.4 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of March 29, 2020.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $255,000 and $261,000 during fiscal years 2020 and 2019, respectively. There were no advances on the factoring agreements at March 29, 2020 or March 31, 2019.

The Company continues to monitor the impact of the COVID-19 outbreak on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertainty as to when governmental restrictions on business will be fully lifted, the impact thereof, and the duration and widespread nature of the COVID-19 outbreak, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 outbreak include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers, consumer sentiment in general, and traffic within the retail stores that carry the Company’s products. The COVID-19 outbreak could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company’s products, all in an effort to mitigate such effects. Conditions surrounding COVID-19 change rapidly, and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, the Company believes that its anticipated cash flow from operations, the proceeds from the PPP loan and the availability under its revolving line of credit are sufficient to fund the Company’s requirements for working capital, capital expenditures and debt service for at least the next 12 months.

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

Refer to pages 23 and F-1 through F-20 hereof.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act (“ICFR”). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation of ICFR, management has concluded that internal control over financial reporting was effective as of March 29, 2020.

The Company’s internal control system has been designed to provide reasonable assurance to the Company’s management and the Board regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only a reasonable, rather than absolute, assurance that the Company’s financial statements are free of any material misstatement, whether caused by error or fraud.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s ICFR as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fiscal quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information with respect to the Company's directors and executive officers will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2020 (the "Proxy Statement") under the captions "Proposal 1 – Election of Directors" and “Executive Compensation - Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption "Delinquent Section 16(a) Reports " and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Corporate Governance - Code of Business Conduct and Ethics; Code of Conduct for Directors” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Corporate Governance - Board Committees” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of March 29, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2006 OmnibusIncentive Plan	97,500	$6.87	0

2014 Omnibus Equity Compensation Plan	420,000	$6.86	439,501

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance - Director Independence” and "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are filed with this report and included in Part II, Item 8.:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of March 29, 2020 and March 31, 2019
- Consolidated Statements of Income for the Fiscal Years Ended March 29, 2020 and March 31, 2019
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended March 29, 2020 and March 31, 2019
- Consolidated Statements of Cash Flows for the Fiscal Years Ended March 29, 2020 and March 31, 2019
- Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule

The following financial statement schedule of the Company is filed with this report:

Schedule II — Valuation and Qualifying Accounts	Page 23

All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning	Charged to		Balance at End of
	of Period	Expenses	Deductions	Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended March 31, 2019
Allowance for customer deductions	$565	$3,629	$3,787	$407

Year Ended March 29, 2020
Allowance for customer deductions	$407	$3,776	$3,653	$530

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this report and listed below.

In reviewing the agreements included as exhibits to this report, investors are reminded that the agreements are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Some of the agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

●	Should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
●

Have been qualified by the disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	May apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
●	Were made only as of the date of the applicable agreement or such other date or dates may be specified in the agreement and are subject to more recent developments.

Accordingly, the representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company’s other public filings with the SEC.

Exhibit
Number			Description of Exhibits
3.1		—	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2		—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (12)
3.3		—	Bylaws of the Company, as amended and restated through November 15, 2016. (22)
4.1	*	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 14, 2012). (15)
4.2	*	—	Form of Non-Qualified Stock Option Agreement (Employees). (5)
4.3	*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (17)
4.4	*	—	Form of Incentive Stock Option Grant Agreement. (18)
4.5	*	—	Form of Non-Qualified Stock Option Grant Agreement. (18)
4.6	*	—	Form of Restricted Stock Grant Agreement. (18)
4.7		—	Description of Capital Stock (28)
10.1	*	—	Employment Agreement dated July 23, 2001 by and between the Company and E. Randall Chestnut. (1)
10.2	*	—	Amended and Restated Severance Protection Agreement dated April 20, 2004 by and between the Company and E. Randall Chestnut. (3)
10.3	*	—	Amended and Restated Employment Agreement dated April 20, 2004 by and between the Company and Nanci Freeman. (3)
10.4		—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.5		—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (4)
10.6		—

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

10.26	*	—	Employment Agreement dated January 18, 2019 by and between NoJo Baby & Kids, Inc. and Donna Sheridan (26)
10.27		—	Note dated as of April 19, 2020 made by the Company in favor of CIT Bank, N.A. (27)
10.28		—

Conditional Consent to Paycheck Protection Program Loan dated as of April 19, 2020 by and between the Company, Sassy Baby, Inc., Carousel Designs, LLC, NoJo Baby & Kids, Inc. and The CIT Group/Commercial. (27)

14.1		—	Code of Ethics. (3)
21.1		—	Subsidiaries of the Company. (28)
23.1		—	Consent of KPMG LLP. (28)
31.1		—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (28)
31.2		—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (28)
32.1		—	Section 1350 Certification by the Company’s Chief Executive Officer. (29)
32.2		—	Section 1350 Certification by the Company’s Chief Financial Officer. (29)
101		—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 29, 2020, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Consolidated Statements of Income;

(ii)  Consolidated Balance Sheets;

(iii) Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Consolidated Statements of Cash Flows; and

(v)  Notes to Consolidated Financial Statements.

_______________

          *     Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 23, 2001.
(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(5)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 7, 2008.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 30, 2012.
(15)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(17)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(18)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2016.
(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(22)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 16, 2016.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 7, 2017.
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 18, 2017.
(25)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018.
(26)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 22, 2019.
(27)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 23, 2020.
(28)	Filed herewith.
(29)	Furnished herewith.

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

By:   /s/ E. Randall Chestnut

E. Randall Chestnut

Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ E. Randall Chestnut	Chairman of the Board, President and Chief Executive Officer (Principal Executive	June 10, 2020
E. Randall Chestnut	Officer)

/s/ Olivia W. Elliott	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting	June 10, 2020
Olivia W. Elliott	Officer)

/s/ Sidney Kirschner	Director	June 10, 2020
Sidney Kirschner

/s/ Zenon S. Nie	Director	June 10, 2020
Zenon S. Nie

/s/ Donald Ratajczak	Director	June 10, 2020
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 10, 2020
Patricia Stensrud

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Crown Crafts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the Company) as of March 29, 2020 and March 31, 2019, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended March 29, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2020 and March 31, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 29, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for leases as of April 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Baton Rouge, Louisiana

June 10, 2020

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 29, 2020 AND MARCH 31, 2019
(amounts in thousands, except share and per share amounts)

	March 29, 2020	March 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$282	$143
Accounts receivable (net of allowances of $530 at March 29, 2020 and $407 at March 31, 2019):
Due from factor	17,072	17,250
Other	731	522
Inventories	17,732	19,534
Prepaid expenses	1,224	1,230
Total current assets	37,041	38,679

Operating lease right of use assets	4,896	-

Property, plant and equipment - at cost:
Vehicles	246	323
Leasehold improvements	404	282
Machinery and equipment	3,991	4,269
Furniture and fixtures	793	799
Property, plant and equipment - gross	5,434	5,673
Less accumulated depreciation	3,434	3,751
Property, plant and equipment - net	2,000	1,922

Finite-lived intangible assets - at cost:
Tradename and trademarks	3,667	3,667
Customer relationships	7,374	7,374
Other finite-lived intangible assets	3,159	3,159
Finite-lived intangible assets - gross	14,200	14,200
Less accumulated amortization	8,623	7,768
Finite-lived intangible assets - net	5,577	6,432

Goodwill	7,125	7,125
Deferred income taxes	439	524
Other	95	97
Total Assets	$57,173	$54,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,972	$4,201
Accrued wages and benefits	1,781	1,819
Accrued royalties	370	398
Dividends payable	813	810
Operating lease liabilities, current	191	-
Other accrued liabilities	352	483
Total current liabilities	6,479	7,711

Non-current liabilities:
Long-term debt	2,578	4,486
Operating lease liabilities, noncurrent	4,959	-
Reserve for unrecognized tax liabilities	721	1,194
Total non-current liabilities	8,258	5,680

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at March 29, 2020 and March 31, 2019; Issued 12,603,301 shares at March 29, 2020 and 12,546,789 shares at March 31, 2019	126	125
Additional paid-in capital	53,610	53,251
Treasury stock - at cost - 2,436,494 shares at March 29, 2020 and 2,424,231 shares at March 31, 2019	(12,408)	(12,326)
Retained Earnings	1,108	338
Total shareholders' equity	42,436	41,388
Total Liabilities and Shareholders' Equity	$57,173	$54,779

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED MARCH 29, 2020 AND MARCH 31, 2019
(amounts in thousands, except per share amounts)

	2020	2019

Net sales	$73,396	$76,381
Cost of products sold	51,806	54,074
Gross profit	21,590	22,307
Marketing and administrative expenses	13,853	15,194
Income from operations	7,737	7,113
Other income (expense):
Interest expense - net of interest income	(2)	(325)
Gain on sale of property, plant and equipment	15	-
Other - net	18	3
Income before income tax expense	7,768	6,791
Income tax expense	1,207	1,772
Net income	$6,561	$5,019

Weighted average shares outstanding:
Basic	10,149	10,092
Effect of dilutive securities	1	2
Diluted	10,150	10,094

Earnings per share:
Basic	$0.65	$0.50

Diluted	$0.65	$0.50

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED MARCH 29, 2020 AND MARCH 31, 2019

						(Accumulated
	Common Shares		Treasury Shares		Additional	Deficit)	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

Balances - April 1, 2018	12,493,789	$125	(2,408,025)	$(12,231)	$52,874	$(1,450)	$39,318

Issuance of shares	53,000	-			-		-
Stock-based compensation					377		377
Acquisition of treasury stock			(16,206)	(95)			(95)
Net income						5,019	5,019
Dividends declared on common stock - $0.32 per share						(3,231)	(3,231)

Balances - March 31, 2019	12,546,789	$125	(2,424,231)	$(12,326)	$53,251	$338	$41,388

Issuance of shares	56,512	1			62		63
Stock-based compensation					297		297
Acquisition of treasury stock			(12,263)	(82)			(82)
Net income						6,561	6,561
Dividends declared on common stock - $0.57 per share						(5,791)	(5,791)

Balances - March 29, 2020	12,603,301	$126	(2,436,494)	$(12,408)	$53,610	$1,108	$42,436

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED MARCH 29, 2020 AND MARCH 31, 2019
(amounts in thousands)

	2020	2019
Operating activities:
Net income	$6,561	$5,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	716	640
Amortization of intangibles	855	840
Amortization of right of use assets	1,593	-
Deferred income taxes	85	8
Gain on sale of property, plant and equipment	(15)	-
Reserve for unrecognized tax liabilities	(473)	177
Stock-based compensation	297	377
Changes in assets and liabilities:
Accounts receivable	(31)	726
Inventories	1,802	254
Prepaid expenses	6	23
Other assets	2	23
Lease liabilities	(1,438)	-
Accounts payable	(1,330)	402
Accrued liabilities	(98)	485
Net cash provided by operating activities	8,532	8,974
Investing activities:
Capital expenditures for property, plant and equipment	(705)	(751)
Proceeds from sale of property, plant and equipment	27	-
Net cash used in investing activities	(678)	(751)
Financing activities:
Repayments under revolving line of credit	(50,955)	(63,134)
Borrowings under revolving line of credit	49,047	58,162
Purchase of treasury stock	(82)	(95)
Issuance of common stock	63	-
Dividends paid	(5,788)	(3,228)
Net cash used in financing activities	(7,715)	(8,295)
Net increase (decrease) in cash and cash equivalents	139	(72)
Cash and cash equivalents at beginning of period	143	215
Cash and cash equivalents at end of period	$282	$143

Supplemental cash flow information:
Income taxes paid	$1,680	$1,673
Interest paid	80	237

Noncash financing activities:
Property, plant and equipment purchased but unpaid	(101)	(33)
Dividends declared but unpaid	(813)	(810)

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

Fiscal Year: The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2020” or “2020” represent the 52-week period ended March 29, 2020 and references to “fiscal year 2019” or “2019” represent the 52-week period ended March 31, 2019.

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

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products, developmental and bath toys and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for fiscal years ended March 29, 2020 and March 31, 2019 are as follows (in thousands):

	2020	2019
Bedding, blankets and accessories	$38,065	$40,690
Bibs, bath, developmental toy, feeding, baby care and disposable products	35,331	35,691
Total net sales	$73,396	$76,381

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

Credit Concentration: The Company’s accounts receivable at March 29, 2020 amounted to $17.8 million, net of allowances of $530,000. Of this amount, $17.1 million was due from CIT under the factoring agreements, which amount represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 31, 2019 amounted to $17.8 million, net of allowances of $407,000. Of this amount, $17.3 million was due from CIT under the factoring agreements, which amount represented the maximum loss that the Company could have incurred if CIT failed completely to perform its obligations under the factoring agreements.

Other Accrued Liabilities:      An amount of $352,000 was recorded as other accrued liabilities as of March 29, 2020. Of this amount, $155,000 reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers. Other accrued liabilities as of March 29, 2020 also includes a reserve for customer returns of $16,000 and unredeemed store credits and gift certificates totaling $8,000. An amount of $483,000 was recorded as other accrued liabilities as of March 31, 2019. Of this amount, $241,000 reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers. Other accrued liabilities as of March 31, 2019 also included a reserve for customer returns of $6,000 and unredeemed store credits and gift certificates totaling $19,000.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying consolidated statements of income and amounted to $4.9 million and $5.2 million for fiscal years 2020 and 2019, respectively.

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

Leases:     The Company capitalizes most of its operating lease obligations as right-of-use assets and recognizes corresponding liabilities. The Company elects to use the practical expedient that permits the Company to exclude short-term agreements of less than 12 months from capitalization. The Company is a party to various operating leases for offices, warehousing facilities and certain office equipment. The leases expire at various dates, have varying options to renew and cancel, and may contain escalation provisions. The Company recognizes as expense non-variable lease payments ratably over the lease term. The key estimates for the Company’s leases include the discount rate used to discount the unpaid lease payment to present value and the lease term. The Company’s leases generally do not include a readily determinable implicit rate; therefore, management determined the incremental borrowing rate to discount the lease payment based on the information available at lease commencement. For purposes of such estimates, a lease term includes the noncancellable period under the applicable lease.

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

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment as of March 29, 2020 were the tax years ended March 29, 2020, March 31, 2019, April 1, 2018, April 2, 2017, April 3, 2016, March 29, 2015 and March 30, 2014.

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

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2020 and 2019 of $58,000 and $87,000, respectively, in the accompanying consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2020 and 2019, the Company accrued $76,000 and $90,000, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities that has been refunded to the Company but for which the relevant statute of limitations remained unexpired. No interest expense or penalties are accrued with respect to estimated unrecognized tax liabilities that are associated with state income tax overpayments that remain receivable.

In December 2016, the Company was notified by the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. In addition, on January 7, 2020, the Company’s California consolidated income tax return for the fiscal year ended March 29, 2015 became closed to examination or other adjustment. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $444,000 during the fiscal year ended March 29, 2020 in the accompanying consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $163,000 during the fiscal year ended March 29, 2020.

As of April 20, 2020, the status of the Company’s claim for refund made in connection with the amended consolidated income tax return that the Company filed for the fiscal year ended March 30, 2014 was not resolved. The ultimate resolution of this claim for refund could include administrative or legal proceedings. Although management believes that the calculations and positions taken on the amended consolidated income tax return and all other filed income tax returns are reasonable and justifiable, the outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, another reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

During the fiscal year ended March 29, 2020, the Company recorded a discrete income tax benefit of $274,000 to reflect the aggregate effect of certain tax credits claimed on amended and original consolidated federal income tax returns.

During the fiscal years ended March 29, 2020 and March 31, 2019, the Company recorded discrete income tax charges of $5,000 and $12,000, respectively, to reflect the effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are associated with the Company’s online business are recorded as incurred. Advertising expense is included in other marketing and administrative expenses in the consolidated statements of income and amounted to $1.1 million and $1.3 million for fiscal years 2020 and 2019, respectively.

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

Recently-Issued Accounting Standards: On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which was intended to increase transparency and comparability by requiring an entity to recognize lease assets and lease liabilities on its balance sheet and by requiring the disclosure of key information about its leasing arrangements. Upon adoption, the Company was required under the provisions of ASU No. 2016-02 to capitalize most of its current operating lease obligations as right-of-use assets with corresponding liabilities based upon the present value of the future cash outflows associated with such operating lease obligations. The ASU was required to be adopted effective for the first interim period of the fiscal year beginning after December 15, 2018.

When issued, ASU No. 2016-02 was to have been applied using a modified retrospective approach, but on July 30, 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allowed for an alternative optional transition method with which to adopt ASU No. 2016-02. Upon adoption, in lieu of the modified retrospective approach, an entity was allowed to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Although early adoption of ASU No. 2016-02 (as modified by ASU No. 2018-11) was permitted, the Company adopted the ASU effective as of April 1, 2019. ASU No. 2016-02 contains a number of optional practical expedients available to be used in transition. The Company elected to use the “package of practical expedients,” which permitted the Company to avoid a reassessment of prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected to use the practical expedient that permits the Company to exclude short-term agreements of less than 12 months from capitalization. The Company used the modified retrospective approach upon the adoption of ASU No. 2016-02, which resulted in the recognition by the Company of operating lease liabilities and corresponding right-of-use assets of $1.9 million based on the present value of the then-remaining minimum rental payments under the Company’s operating leases.

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

The Company has determined that all other ASU’s issued which had become effective as of April 20, 2020, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $255,000 and $261,000 during fiscal years 2020 and 2019, respectively. There were no advances on the factoring agreements at March 29, 2020 or March 31, 2019.

Credit Facility: The Company’s credit facility at March 29, 2020 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%. The financing agreement matures on July 11, 2022 and is secured by a first lien on all assets of the Company. At March 29, 2020, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 3.27% as of March 29, 2020. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 2.75% as of March 29, 2020, on daily negative balances, if any, held by CIT.

As of March 29, 2020, there was a balance of $2.6 million owed on the revolving line of credit, there was no letter of credit outstanding and $20.1 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of March 31, 2019, there was a balance of $4.5 million owed on the revolving line of credit, there was no letter of credit outstanding and $19.4 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of March 29, 2020.

Note 4 – Leases

Effective as of April 1, 2019, the Company commenced its initial application of the provisions of FASB ASC Topic 842, Leases (“Topic 842”), under which the Company has capitalized most of its current operating lease obligations as right-of-use assets and recognized corresponding liabilities. The Company has used a modified retrospective transition approach permitted by Topic 842.  The Company elected to use the “package of practical expedients,” which permitted the Company to avoid a reassessment of prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the practical expedient that permitted the Company to exclude short-term agreements of less than 12 months from capitalization.

In its initial application of Topic 842, the Company recognized operating lease liabilities and corresponding right-of-use assets of $1.9 million based on the present value of the then-remaining minimum rental payments under the Company’s operating leases. In addition to the recognition of operating lease liabilities and right-of-use assets, the Company also reclassified its deferred rent liability as of April 1, 2019 of $99,000 as an offset to the amount of its initial operating lease right-of-use assets.  The Company was not required to recognize a cumulative-effect adjustment to the opening balance of the Company’s retained earnings as a result of the initial application of Topic 842.

The Company is a party to various operating leases for offices, warehousing facilities and certain office equipment. The leases expire at various dates, have varying options to renew and cancel, and may contain escalation provisions. The Company recognizes as expense non-variable lease payments ratably over the lease term. The key estimates for the Company’s leases include the discount rate used to discount the unpaid lease payment to present value and the lease term. The Company’s leases generally do not include a readily determinable implicit rate; therefore, management determined the incremental borrowing rate to discount the lease payment based on the information available at lease commencement. For purposes of such estimates, a lease term includes the noncancellable period under the applicable lease.

Subsequent to the Company’s recognition of operating lease liabilities of $1.9 million on April 1, 2019, the Company made cash payments related to its recognized operating leases of $1.4 million during the fiscal year ended March 29, 2020. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying consolidated statements of cash flows.

During the fiscal year ended March 29, 2020, the Company classified its operating lease costs within the accompanying consolidated statements of income as follows (in thousands):

Cost of products sold	$1,383
Marketing and administrative expenses	210
Total operating lease costs	$1,593

The Company’s operating leases have a weighted-average remaining lease term of 3.0 years. The weighted-average discount rate for the operating leases is 3.82%. The following table represents the maturities of the Company’s operating lease liabilities as of March 29, 2020 (in thousands):

Fiscal Year
2021	$1,777
2022	1,726
2023	1,685
2024	280
Total undiscounted operating lease payments	5,468
Imputed interest	(318)
Total operating lease liabilities	$5,150

The following table represents the Company’s commitment for minimum guaranteed rental payments under its lease agreements as of March 31, 2019 (in thousands):

Fiscal Year
2020	$1,406
2021	497
2022	42
Total	$1,945

Note 5 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “401(k) Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The 401(k) Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the 401(k) Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Company’s Board of Directors (the “Board”) determines the portion, if any, of employee contributions that will be matched by the Company. For calendar years 2020, 2019 and 2018, the Board established the employer matching contributions at 100% of the first 2% of employee contributions and 50% of the next 3% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account, then the unvested portion of the matching employer amount in their account is forfeited when the employee receives a distribution from their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company's matching contributions to the 401(k) Plan, net of the utilization of forfeitures, were $291,000 and $284,000 for fiscal years 2020 and 2019, respectively.

Note 6 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of March 29, 2020 and March 31, 2019 amounted to $30.0 million, which is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Other Intangible Assets: Other intangible assets as of March 29, 2020 and March 31, 2019 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of March 29, 2020 and March 31, 2019, the amortization expense for fiscal years 2020 and 2019 and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Fiscal Year Ended
	March 29,	March 31,	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019	2020	2019
Tradename and trademarks	$3,667	$3,667	$1,747	$1,501	$246	$231
Developed technology	1,100	1,100	293	183	110	110
Non-compete covenants	458	458	278	200	78	78
Patents	1,601	1,601	889	781	108	108
Customer relationships	7,374	7,374	5,416	5,103	313	313
Total other intangible assets	$14,200	$14,200	$8,623	$7,768	$855	$840

Classification within the accompanying consolidated statements of income:
Cost of products sold					$6	$6
Marketing and administrative expenses					849	834
Total amortization expense					$855	$840

The Company estimates that its amortization expense will be $790,000, $765,000, $689,000, $665,000 and $600,000 in fiscal years 2021, 2022, 2023, 2024 and 2025, respectively.

Note 7 – Inventories

Major classes of inventory were as follows (in thousands):

	March 29, 2020	March 31, 2019
Raw Materials	$597	$617
Work in Process	23	56
Finished Goods	17,112	18,861
Total inventory	$17,732	$19,534

Note 8 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Board, which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of options) and other terms of individual awards. At March 29, 2020, 440,000 shares of the Company’s common stock were available for future issuance under the 2014 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. During fiscal years 2020 and 2019, the Company recorded $297,000 and $377,000 of stock-based compensation, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of March 29, 2020.

Stock Options: The following table represents stock option activity for fiscal years 2020 and 2019:

	Fiscal Years Ended
	March 29, 2020		March 31, 2019
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.45	457,500	$7.93	395,000
Granted	4.76	125,000	5.90	110,000
Exercised	6.20	(10,000)	-	-
Forfeited	7.07	(55,000)	7.83	(47,500)
Outstanding at End of Period	6.86	517,500	7.45	457,500
Exercisable at End of Period	7.74	347,500	8.03	292,500

As of March 29, 2020, none of the outstanding or exercisable stock options held any intrinsic value. The Company did not receive any cash from the exercise of stock options during fiscal year 2020. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $3,000 during fiscal year 2020. There were no stock options exercised during fiscal year 2019. As of March 31, 2019, the intrinsic value of the outstanding and exercisable stock options was each $2,000.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options awarded to certain employees during fiscal years 2020 and 2019, which options vest over a two-year period, assuming continued service.

	Fiscal Year Ended
	March 29, 2020	March 31, 2019
Number of options issued	125,000	110,000
Grant date	June 13, 2019	June 13, 2018
Dividend yield	6.72%	5.42%
Expected volatility	25.00%	25.00%
Risk free interest rate	1.81%	2.78%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$4.76	$5.90
Fair value per option	$0.39	$0.49

For the fiscal years ended March 29, 2020 and March 31, 2019, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended March 29, 2020
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2018	$5	$1	$6
2019	10	8	18
2020	7	11	18

Total stock option compensation	$22	$20	$42

	Fiscal Year Ended March 31, 2019
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2017	$6	$4	$10
2018	17	26	43
2019	7	13	20

Total stock option compensation	$30	$43	$73

A summary of stock options outstanding and exercisable as of March 29, 2020 is as follows:

					Weighted-		Weighted-
				Weighted-	Avg. Exercise		Avg. Exercise
			Number	Avg. Remaining	Price of	Number	Price of
Exercise			of Options	Contractual	Options	of Options	Options
Price			Outstanding	Life in Years	Outstanding	Exercisable	Exercisable
$4.00	-	4.99	130,000	8.90	$4.76	5,000	$4.81
$5.00	-	5.99	105,000	7.06	$5.81	60,000	$5.74
$6.00	-	6.99	25,000	4.11	$6.21	25,000	$6.21
$7.00	-	7.99	132,500	6.02	$7.81	132,500	$7.81
$8.00	-	8.99	55,000	5.20	$8.38	55,000	$8.38
$9.00	-	9.99	70,000	6.19	$9.60	70,000	$9.60
			517,500	6.80	$6.86	347,500	$7.74

As of March 29, 2020, total unrecognized stock-option compensation costs amounted to $37,000, which will be recognized as the underlying stock options vest over a weighted-average period of 6.9 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

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

No shares were granted in fiscal years 2020 or 2019 in connection with the performance bonus plan. The Company recorded compensation expense during fiscal year 2019 of $116,000 related to shares granted in fiscal year 2018 that were earned in fiscal year 2017.

The table below sets forth the vesting of shares granted under the performance bonus plan, as well as the number of shares surrendered to the Company to satisfy the income tax withholding obligations that arose from the vesting of the shares and the taxes remitted to the appropriate taxing authorities on behalf of such individuals.

		Vesting of shares during the fiscal years ended
Fiscal		March 29, 2020			March 31, 2019
Year	Shares	Shares	Aggregate	Taxes	Shares	Aggregate	Taxes
Granted	Granted	Vested	Value	Remitted	Vested	Value	Remitted
2017	41,205	-	$-	$-	20,601	$122,000	$39,000
2018	42,250	21,125	109,000	17,000	21,125	124,000	56,000

	Total	21,125	$109,000	$17,000	41,726	$246,000	$95,000

For the fiscal years ended March 29, 2020 and March 31, 2019, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Fiscal Year Ended March 29, 2020
		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2018	$-	$26	$26
2019	73	76	149
2020	-	80	80

Total stock grant compensation	$73	$182	$255

	Fiscal Year Ended March 31, 2019
		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2017	$-	$47	$47
2018	116	77	193
2019	13	51	64

Total stock grant compensation	$129	$175	$304

As of March 29, 2020, total unrecognized compensation expense related to the Company’s non-vested stock grants was $246,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 9.3 months. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unvested grants as of such individual’s separation date.

Note 9 – Income Taxes

The Company’s income tax provision for the fiscal years ended March 29, 2020 and March 31, 2019 is summarized below (in thousands):

	Fiscal year ended March 29, 2020
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$1,385	$79	$1,464
State	381	6	387
Foreign	10	-	10
Total income tax expense on current year income	1,776	85	1,861
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	(386)	-	(386)
Adjustment to prior year provision	(273)	-	(273)
Net excess tax benefit related to stock-based compensation	5	-	5
Income tax benefit - discrete items	(654)	-	(654)
Total income tax expense	$1,122	$85	$1,207

	Fiscal year ended March 31, 2019
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$1,282	$61	$1,343
State	287	18	305
Foreign	11	-	11
Total income tax expense on current year income	1,580	79	1,659
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	87	-	87
Adjustment to prior year provision	85	(71)	14
Net excess tax shortfall related to stock-based compensation	12	-	12
Income tax expense (benefit) - discrete items	184	(71)	113
Total income tax expense	$1,764	$8	$1,772

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 29, 2020 and March 31, 2019 are as follows (in thousands):

	March 29, 2020	March 31, 2019
Deferred tax assets:
Employee wage and benefit accruals	$428	$441
Accounts receivable and inventory reserves	188	129
Deferred rent	-	25
Operating lease liabilities	1,275	-
Intangible assets	-	184
State net operating loss carryforwards	713	710
Accrued interest and penalty on unrecognized tax liabilities	43	55
Stock-based compensation	165	148
Total gross deferred tax assets	2,812	1,692
Less valuation allowance	(713)	(710)
Deferred tax assets after valuation allowance	2,099	982

Deferred tax liabilities:
Prepaid expenses	(191)	(175)
Operating lease right of use assets	(1,212)	-
Intangible assets	(18)	-
Property, plant and equipment	(239)	(283)
Total deferred tax liabilities	(1,660)	(458)
Net deferred income tax assets	$439	$524

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of March 29, 2020 and March 31, 2019 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

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

The following table sets forth the reconciliation of the beginning and ending amounts of unrecognized tax liabilities for fiscal years 2020 and 2019 (in thousands):

	Fiscal Year
	2020	2019
Balance at beginning of period	$1,194	$1,017
Additions related to current year positions	58	87
Additions related to prior year positions	76	90
Revaluations due to change in enacted tax rates	-	-
Reductions for tax positions of prior years	-	-
Reductions due to lapses of the statute of limitations	(607)	-
Payments pursuant to judgements and settlements	-	-
Balance at end of period	$721	$1,194

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2020 and 2019 of $58,000 and $87,000, respectively, in the accompanying consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2020 and 2019, the Company accrued $76,000 and $90,000, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities that has been refunded to the Company but for which the relevant statute of limitations remained unexpired. No interest expense or penalties are accrued with respect to estimated unrecognized tax liabilities that are associated with state income tax overpayments that remain receivable.

In December 2016, the Company was notified by the FTB of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. In addition, on January 7, 2020, the Company’s California consolidated income tax return for the fiscal year ended March 29, 2015 became closed to examination or other adjustment. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $444,000 during the fiscal year ended March 29, 2020 in the accompanying consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $163,000 during the fiscal year ended March 29, 2020.

As of April 20, 2020, the status of the Company’s claim for refund made in connection with the amended consolidated income tax return that the Company filed for the fiscal year ended March 30, 2014 was not resolved. The ultimate resolution of this claim for refund could include administrative or legal proceedings. Although management believes that the calculations and positions taken on the amended consolidated income tax return and all other filed income tax returns are reasonable and justifiable, the outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, another reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

During the fiscal year ended March 29, 2020, the Company recorded a discrete income tax benefit of $274,000 to reflect the aggregate effect of certain tax credits claimed on amended and original consolidated federal income tax returns.

During the fiscal years ended March 29, 2020 and March 31, 2019, the Company recorded discrete income tax charges of $5,000 and $12,000, respectively, to reflect the effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods.

The Company's provision for income taxes is based upon effective tax rates of 15.5% and 26.1% in fiscal years 2020 and 2019, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates, plus the net effect of various discrete items.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2020 and 2019 (in thousands):

	2020	2019
Federal statutory rate	21%	21%
Tax expense at federal statutory rate	$1,631	$1,426
State income taxes, net of Federal income tax benefit	306	241
Tax credits	(85)	(11)
Discrete items	(654)	113
Other - net, including foreign	9	3
Income tax expense	$1,207	$1,772

Note 10 – Shareholders’ Equity

Dividends: The holders of shares of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Aggregate cash dividends of $0.57 and $0.32 per share, amounting to $5.8 million and $3.2 million, were declared during fiscal years 2020 and 2019, respectively. Cash dividends declared during fiscal year 2020 included a special cash dividend of $0.25 per share. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the income tax withholding obligations relating to the vesting of stock. In this manner, the Company acquired 12,000 treasury shares during the fiscal year ended March 29, 2020 at a weighted-average market value of $6.63 per share and acquired 16,000 treasury shares during the fiscal year ended March 31, 2019 at a weighted-average market value of $5.87 per share.

Note 11 - Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended March 29, 2020 and March 31, 2019.

	2020	2019
Walmart Inc.	42%	41%
Amazon.com, Inc.	20%	16%
Target Corporation	*	10%

* Amount represented less than 10% of the Company's gross sales for this fiscal year.

Note 12 – Commitments and Contingencies

Total royalty expense amounted to $4.9 million and $5.2 million for fiscal years 2020 and 2019, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of March 29, 2020 is $4.2 million, consisting of $2.6 million, $1.6 million and $8,000 due in fiscal years 2021, 2022 and 2023, respectively.

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

Note 13 – Subsequent Events

In late January 2020, the Company began to monitor the global effects of “COVID-19,” an infectious disease caused by Severe Acute Respiratory Syndrome Coronavirus 2 (SARS CoV-2) that was first detected in November 2019 in the city of Wuhan, China.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was necessary to support the Company’s ongoing operations. Under the PPP, the Company could obtain a U.S. Small Business Administration loan in an amount equal to the average of the Company’s monthly payroll costs (as defined under the PPP) for calendar 2019 multiplied by 2.5 (approximately 10 weeks of payroll costs). Section 1106 of the CARES Act contains provisions for the forgiveness of all or a portion of a PPP loan, subject to the satisfaction of certain requirements.  The amount eligible for forgiveness is, subject to certain limitations, the sum of the Company’s payroll costs, rent and utilities paid by the Company during the eight-week period beginning on the funding date of the PPP loan.

On April 19, 2020, the Company closed on a PPP loan in the amount of $1,963,800, which was funded on April 20, 2020 and which was transferred by the Company into an account dedicated to allowable uses of the PPP loan proceeds.

The Company has evaluated events that have occurred between March 29, 2020 and the date that the accompanying financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.