Form 10-Q
period 2020-06-28
CROWN CRAFTS INC
filed 2020-08-12
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of July 27, 2020 was 10,186,807.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 28, 2020 (UNAUDITED) AND MARCH 29, 2020
(amounts in thousands, except share and per share amounts)

	June 28, 2020	March 29, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,710	$282
Accounts receivable (net of allowances of $587 at June 28, 2020 and $530 at March 29, 2020):
Due from factor	14,473	17,072
Other	599	731
Inventories	17,330	17,732
Prepaid expenses	1,041	1,224
Total current assets	40,153	37,041

Operating lease right of use assets	4,465	4,896

Property, plant and equipment - at cost:
Vehicles	246	246
Leasehold improvements	409	404
Machinery and equipment	4,055	3,991
Furniture and fixtures	793	793
Property, plant and equipment - gross	5,503	5,434
Less accumulated depreciation	3,621	3,434
Property, plant and equipment - net	1,882	2,000

Finite-lived intangible assets - at cost:
Tradename and trademarks	3,667	3,667
Customer relationships	7,374	7,374
Other finite-lived intangible assets	3,159	3,159
Finite-lived intangible assets - gross	14,200	14,200
Less accumulated amortization	8,832	8,623
Finite-lived intangible assets - net	5,368	5,577

Goodwill	7,125	7,125
Deferred income taxes	612	439
Other	95	95
Total Assets	$59,700	$57,173

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,573	$2,972
Accrued wages and benefits	2,220	1,781
Accrued royalties	521	370
Dividends payable	-	813
Income taxes payable	541	102
Operating lease liabilities, current	134	191
Unearned revenue	524	155
Other accrued liabilities	85	95
Current maturities of long-term debt	737	-
Total current liabilities	9,335	6,479

Non-current liabilities:
Long-term debt	1,227	2,578
Operating lease liabilities, noncurrent	4,650	4,959
Reserve for unrecognized tax liabilities	751	721
Total non-current liabilities	6,628	8,258

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at June 28, 2020 and March 29, 2020; Issued 12,623,301 shares at June 28, 2020 and 12,603,301 shares at March 29, 2020	126	126
Additional paid-in capital	53,696	53,610
Treasury stock - at cost - 2,436,494 shares at June 28, 2020 and March 29, 2020	(12,408)	(12,408)
Retained Earnings	2,323	1,108
Total shareholders' equity	43,737	42,436
Total Liabilities and Shareholders' Equity	$59,700	$57,173

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE-MONTH PERIODS ENDED JUNE 28, 2020 AND JUNE 30, 2019
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	June 28, 2020	June 30, 2019

Net sales	$16,205	$15,942
Cost of products sold	11,182	11,391
Gross profit	5,023	4,551
Marketing and administrative expenses	3,380	3,452
Income from operations	1,643	1,099
Other (expense) income:
Interest expense - net of interest income	(4)	29
Other - net	1	8
Income before income tax expense	1,640	1,136
Income tax expense	425	57
Net income	$1,215	$1,079

Weighted average shares outstanding:
Basic	10,171	10,119
Effect of dilutive securities	-	-
Diluted	10,171	10,119

Earnings per share - basic and diluted	$0.12	$0.11

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE-MONTH PERIODS ENDED JUNE 28, 2020 AND JUNE 30, 2019

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

Balances - March 31, 2019	12,546,789	$125	(2,424,231)	$(12,326)	$53,251	$338	$41,388

Stock-based compensation					65		65
Acquisition of treasury stock			(3,203)	(17)			(17)
Net income						1,079	1,079
Dividends declared on common stock - $0.08 per share						(810)	(810)

Balances - June 30, 2019	12,546,789	$125	(2,427,434)	$(12,343)	$53,316	$607	$41,705

Balances - March 29, 2020	12,603,301	$126	(2,436,494)	$(12,408)	$53,610	$1,108	$42,436

Issuance of shares	20,000	-					-
Stock-based compensation					86		86
Net income						1,215	1,215

Balances - June 28, 2020	12,623,301	$126	(2,436,494)	$(12,408)	$53,696	$2,323	$43,737

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED JUNE 28, 2020 AND JUNE 30, 2019
(amounts in thousands)

	Three-Month Periods Ended
	June 28, 2020	June 30, 2019
Operating activities:
Net income	$1,215	$1,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	187	179
Amortization of intangibles	209	214
Amortization of right of use assets	474	333
Deferred income taxes	(173)	(88)
Reserve for unrecognized tax liabilities	30	(273)
Stock-based compensation	86	65
Changes in assets and liabilities:
Accounts receivable	2,731	5,301
Inventories	402	(915)
Prepaid expenses	183	94
Other assets	-	2
Lease liabilities	(408)	(352)
Accounts payable	1,582	2,463
Accrued liabilities	1,387	590
Net cash provided by operating activities	7,905	8,692
Investing activities:
Capital expenditures for property, plant and equipment	(50)	(55)
Financing activities:
Repayments under revolving line of credit	(4,598)	(13,575)
Borrowings under revolving line of credit	2,020	9,089
Proceeds from long-term debt	1,964	-
Purchase of treasury stock	-	(17)
Dividends paid	(813)	(810)
Net cash used in financing activities	(1,427)	(5,313)
Net increase in cash and cash equivalents	6,428	3,324
Cash and cash equivalents at beginning of period	282	143
Cash and cash equivalents at end of period	$6,710	$3,467

Supplemental cash flow information:
Income taxes paid	$2	$3
Interest paid	14	28

Noncash financing activities:
Property, plant and equipment purchased but unpaid	19	24
Dividends declared but unpaid	-	(810)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JUNE 28, 2020 AND JUNE 30, 2019

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Crown Crafts, Inc. (the “Company”) and its subsidiaries and have been prepared pursuant to accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of June 28, 2020 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended June 28, 2020 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 28, 2021. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 29, 2020.

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2021” or “2021” represent the 52-week period ending March 28, 2021 and references herein to “fiscal year 2020” or “2020” represent the 52-week period ended March 29, 2020.

Reclassifications: The Company has classified certain prior year information to conform to the amounts presented in the current year. None of the changes impact the Company’s previously reported financial position or results of operations.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the unaudited condensed consolidated statements of income and cash flows. Significant estimates are made with respect to the allowances related to accounts receivable for customer deductions for returns, allowances and disputes. The Company also has a certain amount of discontinued finished goods which necessitates the establishment of inventory reserves that are highly subjective. Actual results could differ materially from those estimates.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are associated with the Company’s online business are recorded as incurred. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $345,000 and $284,000 for the three months ended June 28, 2020 and June 30, 2019, respectively.

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

Credit Concentration: The Company’s accounts receivable as of June 28, 2020 amounted to $15.1 million, net of allowances of $587,000. Of this amount, $14.5 million was due from CIT under the factoring agreements and $6.2 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $20.7 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit. The Company’s accounts receivable at March 29, 2020 amounted to $17.8 million, net of allowances of $530,000. Of this amount, $17.1 million was due from CIT under the factoring agreements, which amount represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements.

Unearned Revenue: Unearned revenue reflecting payments from customers that were received before the products ordered were received by the customers was $524,000 and $155,000 as of June 28, 2020 and March 29, 2020, respectively.

Segment and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products, developmental and bath toys and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath, developmental toy, feeding, baby care and disposable products for the three-month periods ended June 28, 2020 and June 30, 2019 are as follows (in thousands):

	Three-Month Periods Ended
	June 28, 2020	June 30, 2019
Bedding, blankets and accessories	$10,017	$7,713
Bibs, bath, developmental toy, feeding, baby care and disposable products	6,188	8,229
Total net sales	$16,205	$15,942

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate value of the Company's inventory balances. Such amounts are presented as a current asset in the accompanying condensed consolidated balance sheets and are a direct determinant of cost of products sold in the accompanying condensed consolidated statements of income and, therefore, have a significant impact on the amount of net income reported in the accounting periods. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs to design, develop, source and store the product until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired, and the average cost method for a portion of the Company’s inventory.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited consolidated statements of income and amounted to $1.2 million and $881,000 for the three-month periods ended June 28, 2020 and June 30, 2019, respectively.

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

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s estimated annual effective tax rate (the “ETR”), which is based on the Company’s forecasted annual pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits.

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment as of June 28, 2020 were the tax years ended March 29, 2020, March 31, 2019, April 1, 2018, April 2, 2017, April 3, 2016 and March 30, 2014.

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

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during the three-month periods ended June 28, 2020 and June 30, 2019 of $13,000 and $11,000, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. During the three-month periods ended June 28, 2020 and June 30, 2019, the Company accrued $17,000 and $26,000, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired. No interest expense or penalties are accrued with respect to estimated unrecognized tax liabilities that are associated with state income tax overpayments that remain receivable.

In December 2016, the Company was notified by the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $232,000 during the three-month period ended June 30, 2019 in the unaudited condensed consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $78,000 during the three-month period ended June 30, 2019.

As of July 27, 2020, the status of the Company’s claim for refund made in connection with the amended consolidated income tax return that the Company filed for the fiscal year ended March 30, 2014 was not resolved. The ultimate resolution of this claim for refund could include administrative or legal proceedings. Although management believes that the calculations and positions taken on the amended consolidated income tax return and all other filed income tax returns are reasonable and justifiable, the outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, or to the extent that the tax returns become closed to examination or other adjustment, another reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

During the three-month period ended June 30, 2019, the Company recorded a discrete income tax charge of $2,000 to reflect the effects of the tax shortfalls arising from the vesting of non-vested stock during the period. There was no such charge recorded during the three-month period ended June 28, 2020.

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

ASU No. 2016-13 is to be applied using a modified retrospective approach, and the ASU could have been early-adopted in the fiscal year that began after December 15, 2018. When issued, ASU No. 2016-13 was required to be adopted no later than the fiscal year beginning after December 15, 2019, but on November 15, 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which provided for the deferral of the effective date of ASU No. 2016-13 for a registrant that is a smaller reporting company to the first interim period of the fiscal year beginning after December 15, 2022. Accordingly, the Company intends to adopt ASU No. 2016-13 effective as of April 3, 2023. Although the Company has not determined the full impact of the adoption of ASU No. 2016-13, because the Company assigns the majority of its trade accounts receivable under factoring agreements with CIT, the Company does not believe that the adoption of the ASU will have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASU’s issued which had become effective as of July 27, 2020, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $45,000 and $51,000 during the three-month periods ended June 28, 2020 and June 30, 2019, respectively. There were no advances on the factoring agreements at June 30, 2020 or March 29, 2020.

Credit Facility:     The Company’s credit facility at June 28, 2020 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%. The financing agreement matures on July 11, 2022 and is secured by a first lien on all assets of the Company. At June 28, 2020, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option, which was 2.74% as of June 28, 2020. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 1.25% as of June 28, 2020, on daily negative balances, if any, held at CIT.

As of June 28, 2020, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $20.6 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of March 29, 2020, there was a balance of $2.6 million owed on the revolving line of credit, there was no letter of credit outstanding and $20.1 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of June 28, 2020.

Paycheck Protection Program Loan: On April 19, 2020, the Company executed a Note (the “Note”) in connection with a loan (the “Loan”) made pursuant to the Paycheck Protection Program (the “PPP”), which is administered by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”). The Note was entered into with CIT Bank, N.A. (the “Lender”) for the principal amount of $1,963,800 and will accrue interest at 1.0% per year. The Note will mature on April 20, 2022, at which time all remaining outstanding principal and accrued interest amounts under the Note will become due and payable.

As authorized by the provisions of the CARES Act, the Company may apply to the Lender for forgiveness of all or a portion of the Loan in an amount equal to the sum of certain allowable costs incurred by the Company during the 8-week period beginning on April 20, 2020. The Flexibility Act extended this to a period of up to 24 weeks beginning on April 20, 2020. Such forgiveness will be determined, subject to limitations, based on the use of the proceeds of the Loan for payroll costs, mortgage interest, rent or utility costs.

The terms of the Note provided that beginning on November 1, 2020, the Company would be required to pay monthly installments of principal and interest in the amount necessary to fully amortize the Loan through the maturity date. However, the Flexibility Act provides that principal and interest payments will not be required to begin until subsequent to the date that the forgiveness amount is remitted to the Lender by the SBA, or the SBA otherwise notifies the Lender that the Loan is not eligible for forgiveness. The Note may be prepaid at any time prior to maturity without penalty.

The Company intends to submit an application to the Lender for forgiveness of the full amount of the Loan. The Company has made a preliminary projection that the amount, if any, of the Loan that is determined to be forgiven will be remitted to the Lender by the SBA in December 2020. The Company has not presumed that any amount of such forgiveness of the Loan will be obtained, either in whole or in part, and has therefore made the assumption that monthly installments will commence in January 2021 of principal and interest in the amount necessary to amortize the full amount of the Loan through the maturity date. The Company has accordingly classified principal payments in the aggregate amount of $737,000 as a current liability in the accompanying condensed consolidated balance sheet as of June 28, 2020. The remaining balance of the Loan outstanding as of June 28, 2020 of $1.2 million has been presented as long-term debt in the accompanying condensed consolidated balance sheet, such amount being due and payable in monthly installments from July 2021 through March 2022.

The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the Note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company. Additionally, the Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act and the Flexibility Act.

Note 3 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of June 28, 2020 and March 29, 2020 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

On March 30, 2020, the Company performed the annual measurement for impairment of the goodwill of its reporting units and concluded that the estimated fair value of each of the Company’s reporting units exceeded their carrying values, and thus the goodwill of the Company’s reporting units was not impaired as of that date.

Note 4 – Other Intangible Assets

Other intangible assets as of June 28, 2020 and March 29, 2020 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of June 28, 2020 and March 29, 2020, the amortization expense for the three-month periods ended June 28, 2020 and June 30, 2019 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended
	June 28,	March 29,	June 28,	March 29,	June 28,	June 30,
	2020	2020	2020	2020	2020	2019
Tradename and trademarks	$3,667	$3,667	$1,808	$1,747	$61	$61
Developed technology	1,100	1,100	321	293	28	28
Non-compete covenants	458	458	298	278	20	20
Patents	1,601	1,601	911	889	22	27
Customer relationships	7,374	7,374	5,494	5,416	78	78
Total other intangible assets	$14,200	$14,200	$8,832	$8,623	$209	$214

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$2	$2
Marketing and administrative expenses					207	212
Total amortization expense					$209	$214

Note 5 – Inventories

Major classes of inventory were as follows (in thousands):

	June 28, 2020	March 29, 2020
Raw Materials	$515	$597
Work in Process	30	23
Finished Goods	16,785	17,112
Total inventory	$17,330	$17,732

Note 6 – Leases

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

The Company made cash payments related to its recognized operating leases of $408,000 and $352,000 during the three months ended June 28, 2020 and June 30, 2019, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. As of June 28, 2020, the Company’s operating leases have a weighted-average remaining lease term of 2.8 years and the weighted-average discount rate is 3.81%.

During the three-month periods ended June 28, 2020 and June 30, 2019, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Periods Ended
	June 28, 2020	June 30, 2019
Cost of products sold	$423	$283
Marketing and administrative expenses	51	29
Total operating lease costs	$474	$312

The maturities of the Company’s operating lease liabilities as of June 28, 2020 and March 29, 2020 are as follows (in thousands):

Fiscal Year	June 28, 2020	March 29, 2020
2021	$1,363	$1,777
2022	1,726	1,726
2023	1,685	1,685
2024	280	280
Total undiscounted operating lease payments	5,054	5,468
Imputed interest	(270)	(318)
Total operating lease liabilities	$4,784	$5,150

Note 7 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of options) and other terms of individual awards. At June 28, 2020, 310,000 shares of the Company’s common stock were available for future issuance under the 2014 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. During the three-month periods ended June 28, 2020 and June 30, 2019, the Company recorded $86,000 and $65,000 of stock-based compensation, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of June 28, 2020.

Stock Options: The following table represents stock option activity for the three-month periods ended June 28, 2020 and June 30, 2019:

	Three-Month Periods Ended
	June 28, 2020		June 30, 2019
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.86	517,500	$7.45	457,500
Granted	4.92	110,000	4.76	125,000
Forfeited	-	-	7.07	(55,000)
Outstanding at End of Period	6.52	627,500	6.85	527,500
Exercisable at End of Period	7.15	455,000	7.72	352,500

As of June 28, 2020, the intrinsic value of the outstanding and exercisable stock options was each $1,000. There were no options exercised during either of the three-month periods ended June 28, 2020 or June 30, 2019.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the three-month periods ended June 28, 2020 and June 30, 2019, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	June 28, 2020	June 30, 2019
Number of options issued	110,000	125,000
Grant date	June 10, 2020	June 13, 2019
Dividend yield	6.50%	6.72%
Expected volatility	30.00%	25.00%
Risk free interest rate	0.275%	1.810%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$4.92	$4.76
Fair value per option	$0.56	$0.39

During the three-month periods ended June 28, 2020 and June 30, 2019, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended June 28, 2020			Three-Month Period Ended June 30, 2019
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2018	$-	$-	$-	$4	$1	$5
2019	3	3	6	3	-	3
2020	3	5	8	-	1	1
2021	-	1	1	-	-	-

Total stock option compensation	$6	$9	$15	$7	$2	$9

As of June 28, 2020, total unrecognized stock option compensation expense amounted to $83,000, which will be recognized as the underlying stock options vest over a weighted-average period of 1.3 years. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Grant Date
46,512	$ 5.16	August 14, 2019
28,000	5.43	August 8, 2018
28,000	5.50	August 9, 2017

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

On June 10, 2020, the Board granted 20,000 shares of non-vested stock to certain executive officers. These shares will vest on June 10, 2022, assuming continued service. The fair value of these shares of non-vested stock is $4.92 per share, which is based upon the closing price of the Company’s common stock on the date of the grants.

Performance Bonus Plan:  On June 9, 2020, the Compensation Committee terminated the Company’s 2012 Performance Bonus Plan (the “2012 Plan”). Under the 2012 Plan, certain executive officers were eligible to receive awards of shares of the Company’s common stock if the aggregate average market value of the Company’s common stock during the relevant fiscal year, plus the amount of regular cash dividends paid in respect of the Company’s common stock during such period, increased. No shares were granted and no compensation expense was recorded during the three-month periods ended June 28, 2020 or June 30, 2019 in connection with the 2012 Plan. During the three-month period ended June 30, 2019, 21,125 shares that had been granted during fiscal year 2018 vested, with such shares having an aggregate value of $109,000. Individuals holding shares that vested surrendered to the Company the number of shares necessary to satisfy the income tax withholding obligations that arose from the vesting of the shares, and the Company remitted $17,000 to the appropriate taxing authorities on behalf of such individuals.

For the three-month periods ended June 28, 2020 and June 30, 2019, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended June 28, 2020			Three-Month Period Ended June 30, 2019
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2018	$-	$-	$-	$-	$19	$19
2019	18	19	37	18	19	37
2020	-	30	30	-	-	-
2021	4	-	4	-	-	-

Total stock grant compensation	$22	$49	$71	$18	$38	$56

As of June 28, 2020, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $273,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 9.5 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 8 – Subsequent Events

The Company has evaluated events which have occurred between June 28, 2020 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “could,” “would” and variations of such words and similar expressions may identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, the impact of the COVID-19 pandemic on the Company’s business operations, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the Company’s ability to successfully integrate newly acquired businesses, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company’s results of operations and financial condition. The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in the Company’s expectations, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three-month periods ended June 28, 2020 and June 30, 2019 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	June 28, 2020	June 30, 2019	$	%
Net sales by category:
Bedding, blankets and accessories	$10,017	$7,713	$2,304	29.9%
Bibs, bath, developmental toy, feeding, baby care and disposable products	6,188	8,229	(2,041)	-24.8%
Total net sales	16,205	15,942	263	1.6%
Cost of products sold	11,182	11,391	(209)	-1.8%
Gross profit	5,023	4,551	472	10.4%
% of net sales	31.0%	28.5%
Marketing and administrative expenses	3,380	3,452	(72)	-2.1%
% of net sales	20.9%	21.7%
Interest expense (income) - net	4	(29)	33	-113.8%
Other income	1	8	(7)	-87.5%
Income tax expense	425	57	368	645.6%
Net income	1,215	1,079	136	12.6%
% of net sales	7.5%	6.8%

Net Sales: Sales increased to $16.2 million for the three-month period ended June 28, 2020, compared with $15.9 million for the three-month period ended June 30, 2019, an increase of $263,000, or 1.6%. Sales of bedding, blankets and accessories increased by $2.3 million due to increased sell-through at major retailers, while sales of bibs, bath, developmental toys, feeding, baby care and disposable products decreased by $2.0 million, primarily as a result of certain retailers being impacted by the COVID-19 pandemic.

Gross Profit: Gross profit increased by $472,000 and increased from 28.5% of net sales for the three-month period ended June 30, 2019 to 31.0% of net sales for the three-month period ended June 28, 2020. The increase in gross profit is due to the increase in net sales as well as a more favorable customer and product mix.

Marketing and Administrative Expenses: Marketing and administrative expenses decreased slightly in amount and were 20.9% of net sales for the three-month period ended June 28, 2020, compared with 21.7% of net sales for the three-month period ended June 30, 2019. The decrease in amount for the current year period is primarily the result of lower overall compensation costs of $175,000, partially offset by higher outside services of $98,000.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual ETR from continuing operations of 25.1% for the three-month period ended June 28, 2020.

The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during the three-month periods ended June 28, 2020 and June 30, 2019 of $13,000 and $11,000, respectively, in the accompanying unaudited condensed consolidated statements of income.

In December 2016, the Company was notified by the FTB of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the returns filed for years ended March 31, 2013, April 1, 2012 and April 3, 2011. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for those fiscal years, which resulted in the recognition of a discrete income tax benefit of $232,000 during the three-month period ended June 30, 2019 in the accompanying unaudited condensed consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $78,000 during the three-month period ended June 30, 2019.

During the three-month period ended June 30, 2019, the Company recorded a discrete income tax charge of $2,000 to reflect the effects of the tax shortfalls arising from the vesting of non-vested stock during the period. There was no such charge recorded during the three-month period ended June 28, 2020.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 25.9% and 5.0% for the three-month periods ended June 28, 2020 and June 30, 2019, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the balance of fiscal year 2021, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income, and the actual ETR for the year could differ materially from the Company’s estimates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $8.7 million for the three-month period ended June 30, 2019 to $7.9 million for the three-month period ended June 28, 2020. The decrease in the current year was the primarily the result of a decrease in accounts receivable that was $2.6 million lower than the decrease in accounts receivable in the prior year, partially offset by a decrease in inventory of $402,000 in the current year compared with an increase in inventory of $915,000 in the prior year.

Net cash used in investing activities was nearly flat at $50,000 in capital expenditures for property, plant and equipment in the current year compared with $55,000 in the prior year.

Net cash used in financing activities decreased from $5.3 million in the prior year to $1.4 million in the current year, primarily due to net repayments under the revolving line of credit that were $1.9 million lower in the current year compared with the prior year and the receipt of almost $2.0 million in proceeds from the Loan made pursuant to the PPP under the CARES Act as discussed in Note 2 – Financing Arrangements.

At June 28, 2020, there was no balance owed on the Company’s revolving line of credit with CIT, there was no letter of credit outstanding and $20.6 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, then the Company must either choose to assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either June 28, 2020 or June 30, 2019.

The Company continues to monitor the impact of the COVID-19 pandemic on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertainty as to when governmental restrictions on business will be fully lifted, the impact thereof, and the duration and widespread nature of the COVID-19 pandemic, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 pandemic include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers, consumer sentiment in general, and traffic within the retail stores that carry the Company’s products. The COVID-19 pandemic could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company’s products, all in an effort to mitigate such effects. Conditions surrounding COVID-19 change rapidly, and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, the Company believes that its anticipated cash flow from operations and the availability under its revolving line of credit are sufficient to fund the Company’s requirements for working capital, capital expenditures and debt service for at least the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks that could affect the Company, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 29, 2020.

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no balance outstanding on its floating rate debt as of June 28, 2020.

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

MARKET CONCENTRATION RISK

The Company’s financial results are closely tied to sales to its top two customers, which represented approximately 62% of the Company’s gross sales in fiscal year 2020. In addition, 40% of the Company’s gross sales in fiscal year 2020 consisted of licensed products, which included 30% of sales associated with the Company’s license agreements with affiliated companies of the Walt Disney Company. The Company’s results could be materially impacted by the loss of one or more of these licenses.

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

During the three-month period ended June 28, 2020, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 29, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Bylaws of the Company, as amended and restated through November 15, 2016 (3)

10.1	Note dated as of April 19, 2020 made by the Company in favor of CIT Bank, N.A. (4)

10.2	Conditional Consent to Paycheck Protection Program Loan dated as of April 19, 2020 by and between the Companies and CIT (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (5)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (5)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (5)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (5)

101

The following information from the registrant’s Form 10-Q for the quarterly period ended June 28, 2020, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)   Unaudited Condensed Consolidated Balance Sheets;

(ii)  Unaudited Condensed Consolidated Statements of Income;

(iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Unaudited Condensed Consolidated Statements of Cash Flows; and

(v)  Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K dated August 9, 2011.
(3)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K dated November 16, 2016.
(4)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K dated April 23, 2020.
(5)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: August 12, 2020	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT
Vice President and
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)