Form 10-Q
period 2020-09-27
CROWN CRAFTS INC
filed 2020-11-10
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 27, 2020 was 10,228,259.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 2020 (UNAUDITED) AND MARCH 29, 2020
(amounts in thousands, except share and per share amounts)

	September 27, 2020	March 29, 2020

ASSETS
Current assets:
Cash and cash equivalents	$6,832	$282
Accounts receivable (net of allowances of $684 at September 27, 2020 and $530 at March 29, 2020):
Due from factor	17,928	17,072
Other	869	731
Inventories	19,191	17,732
Prepaid expenses	725	1,224
Total current assets	45,545	37,041

Operating lease right of use assets	4,029	4,896

Property, plant and equipment - at cost:
Vehicles	246	246
Leasehold improvements	453	404
Machinery and equipment	4,294	3,991
Furniture and fixtures	793	793
Property, plant and equipment - gross	5,786	5,434
Less accumulated depreciation	3,804	3,434
Property, plant and equipment - net	1,982	2,000

Finite-lived intangible assets - at cost:
Tradename and trademarks	3,667	3,667
Customer relationships	7,374	7,374
Other finite-lived intangible assets	3,159	3,159
Finite-lived intangible assets - gross	14,200	14,200
Less accumulated amortization	9,026	8,623
Finite-lived intangible assets - net	5,174	5,577

Goodwill	7,125	7,125
Deferred income taxes	467	439
Other	95	95
Total Assets	$64,417	$57,173

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,054	$2,972
Accrued wages and benefits	1,379	1,781
Accrued royalties	1,026	370
Dividend payable	818	813
Operating lease liabilities, current	178	191
Other accrued liabilities	465	352
Current maturities of long-term debt	906	-
Total current liabilities	12,826	6,479

Non-current liabilities:
Long-term debt	1,057	2,578
Operating lease liabilities, noncurrent	4,242	4,959
Reserve for unrecognized tax liabilities	785	721
Total non-current liabilities	6,084	8,258

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at September 27, 2020 and March 29, 2020; Issued 12,664,753 shares at September 27, 2020 and 12,603,301 shares at March 29, 2020	127	126
Additional paid-in capital	53,796	53,610
Treasury stock - at cost - 2,436,494 shares at September 27, 2020 and March 29, 2020	(12,408)	(12,408)
Retained Earnings	3,992	1,108
Total shareholders' equity	45,507	42,436
Total Liabilities and Shareholders' Equity	$64,417	$57,173

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Net sales	$21,659	$18,560	$37,864	$34,502
Cost of products sold	14,565	12,691	25,747	24,082
Gross profit	7,094	5,869	12,117	10,420
Marketing and administrative expenses	3,802	3,476	7,182	6,928
Income from operations	3,292	2,393	4,935	3,492
Other (expense) income:
Interest expense - net of interest income	(1)	(23)	(5)	6
Gain on sale of property, plant and equipment	-	9	-	9
Other - net	(1)	3	-	11
Income before income tax expense	3,290	2,382	4,930	3,518
Income tax expense	803	603	1,228	660
Net income	$2,487	$1,779	$3,702	$2,858

Weighted average shares outstanding:
Basic	10,208	10,143	10,189	10,131
Effect of dilutive securities	6	-	4	-
Diluted	10,214	10,143	10,193	10,131

Earnings per share - basic and diluted	$0.24	$0.18	$0.36	$0.28

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - June 30, 2019	12,546,789	$125	(2,427,434)	$(12,343)	$53,316	$607	$41,705

Issuance of shares	46,512	1			-		1
Stock-based compensation					75		75
Net income						1,779	1,779
Dividend declared on common stock - $0.08 per share						(813)	(813)

Balances - September 29, 2019	12,593,301	$126	(2,427,434)	$(12,343)	$53,391	$1,573	$42,747

Balances - June 28, 2020	12,623,301	$126	(2,436,494)	$(12,408)	$53,696	$2,323	$43,737

Issuance of shares	41,452	1			-		1
Stock-based compensation					100		100
Net income						2,487	2,487
Dividend declared on common stock - $0.08 per share						(818)	(818)

Balances - September 27, 2020	12,664,753	$127	(2,436,494)	$(12,408)	$53,796	$3,992	$45,507

	Six-Month Periods
Balances - March 31, 2019	12,546,789	$125	(2,424,231)	$(12,326)	$53,251	$338	$41,388

Issuance of shares	46,512	1			-		1
Stock-based compensation					140		140
Acquisition of treasury stock			(3,203)	(17)			(17)
Net income						2,858	2,858
Dividends declared on common stock - $0.16 per share						(1,623)	(1,623)

Balances - September 29, 2019	12,593,301	$126	(2,427,434)	$(12,343)	$53,391	$1,573	$42,747

Balances - March 29, 2020	12,603,301	$126	(2,436,494)	$(12,408)	$53,610	$1,108	$42,436

Issuance of shares	61,452	1			-		1
Stock-based compensation					186		186
Net income						3,702	3,702
Dividend declared on common stock - $0.08 per share						(818)	(818)

Balances - September 27, 2020	12,664,753	$127	(2,436,494)	$(12,408)	$53,796	$3,992	$45,507

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019
(amounts in thousands)

	Six-Month Periods Ended
	September 27, 2020	September 29, 2019
Operating activities:
Net income	$3,702	$2,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	370	357
Amortization of intangibles	403	427
Amortization of right of use assets	949	675
Deferred income taxes	(28)	173
Gain on sale of property, plant and equipment	-	(9)
Reserve for unrecognized tax liabilities	64	(224)
Stock-based compensation	186	140
Changes in assets and liabilities:
Accounts receivable	(994)	3,558
Inventories	(1,459)	(2,407)
Prepaid expenses	499	236
Other assets	-	2
Lease liabilities	(811)	(714)
Accounts payable	5,041	2,154
Accrued liabilities	366	(833)
Net cash provided by operating activities	8,288	6,393
Investing activities:
Capital expenditures for property, plant and equipment	(312)	(237)
Proceeds from sale of property, plant and equipment	-	22
Net cash used in investing activities	(312)	(215)
Financing activities:
Repayments under revolving line of credit	(4,598)	(20,601)
Borrowings under revolving line of credit	2,020	16,115
Proceeds from long-term debt	1,964	-
Purchase of treasury stock	-	(17)
Issuance of common stock	1	1
Dividends paid	(813)	(1,619)
Net cash used in financing activities	(1,426)	(6,121)
Net increase in cash and cash equivalents	6,550	57
Cash and cash equivalents at beginning of period	282	143
Cash and cash equivalents at end of period	$6,832	$200

Supplemental cash flow information:
Income taxes paid	$1,447	$797
Interest paid	14	32

Noncash financing activities:
Property, plant and equipment purchased but unpaid	(40)	(61)
Dividends declared but unpaid	(818)	(813)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019

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

In the opinion of management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of September 27, 2020 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and six-month periods ended September 27, 2020 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 28, 2021. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 29, 2020.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are associated with the Company’s online business are recorded as incurred. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $314,000 and $260,000 for the three months ended September 27, 2020 and September 29, 2019, respectively, and amounted to $659,000 and $544,000 for the six months ended September 27, 2020 and September 29, 2019, respectively.

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

Credit Concentration: The Company’s accounts receivable as of September 27, 2020 amounted to $18.8 million, net of allowances of $684,000. Of this amount, $17.9 million was due from CIT under the factoring agreements; an additional amount of $6.8 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $24.7 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit. The Company’s accounts receivable at March 29, 2020 amounted to $17.8 million, net of allowances of $530,000. Of this amount, $17.1 million was due from CIT under the factoring agreements.

Other Accrued Liabilities: An amount of $465,000 was recorded as other accrued liabilities as of September 27, 2020. Of this amount, $359,000 reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers. An amount of $352,000 was recorded as other accrued liabilities as of March 29, 2020. Of this amount, $155,000 reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers.

Segment and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products, developmental and bath toys and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath, developmental toy, feeding, baby care and disposable products for the three and six-month periods ended September 27, 2020 and September 29, 2019 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Bedding, blankets and accessories	$13,042	$10,364	$23,059	$18,077
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,617	8,196	14,805	16,425
Total net sales	$21,659	$18,560	$37,864	$34,502

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.6 million and $1.3 million for the three months ended September 27, 2020 and September 29, 2019, respectively, and amounted to $2.8 million and $2.2 million for the six months ended September 27, 2020 and September 29, 2019, respectively.

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

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment as of September 27, 2020 were the tax years ended March 29, 2020, March 31, 2019, April 1, 2018, April 2, 2017, April 3, 2016 and March 30, 2014.

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

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $20,000 and $31,000 during the three-month periods ended September 27, 2020 and September 29, 2019, respectively, and $33,000 and $42,000 during the six-month periods ended September 27, 2020 and September 29, 2019, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. The Company accrued interest and penalties associated with its reserve for unrecognized tax liabilities during the three-month periods ended September 27, 2020 and September 29, 2019 of $14,000 and $18,000, respectively, and during the six-month periods ended September 27, 2020 and September 29, 2019 of $31,000 and $29,000, respectively, in the accompanying unaudited condensed consolidated statements of income for interest expense and penalties on the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired. No interest expense or penalties are accrued with respect to estimated unrecognized tax liabilities that are associated with state income tax overpayments that remain receivable.

In December 2016, the Company was notified by the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s claims for refund made in connection with amended California consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $232,000 during the six months ended September 29, 2019 in the unaudited condensed consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $78,000 during the six months ended September 29, 2019.

In August 2020, the Company was notified by the FTB of its intention to examine the Company’s consolidated income tax returns for the fiscal years ended March 31, 2019, April 1, 2018 and April 2, 2017.

As of October 27, 2020, the status of the Company’s claim for refund made in connection with the amended California consolidated income tax return for the fiscal year ended March 30, 2014, and the status of the examinations of the California consolidated income tax returns for the fiscal years ended March 31, 2019, April 1, 2018 and April 2, 2017, were not resolved. The ultimate resolution of the claim for refund and the tax return examinations could include administrative or legal proceedings. Although management believes that the calculations and positions taken on the amended consolidated income tax return and all other filed income tax returns are reasonable and justifiable, the outcome of these proceedings or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, or to the extent that the tax returns become closed to examination or other adjustment, another reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

The Company recorded discrete income tax charges of $4,000 during each of the three months ended September 27, 2020 and September 29, 2019, and $4,000 and $6,000 during the six months ended September 27, 2020 and September 29, 2019, respectively, to reflect the net effects of tax shortfalls arising from the vesting of non-vested stock during the periods.

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

The Company has determined that all other ASU’s issued which had become effective as of October 27, 2020, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $85,000 and $62,000 for the three-month periods ended September 27, 2020 and September 29, 2019, respectively, and amounted to $130,000 and $113,000 for the six-month periods ended September 27, 2020 and September 29, 2019, respectively.

Credit Facility: The Company’s credit facility at September 27, 2020 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%. The financing agreement matures on July 11, 2022 and is secured by a first lien on all assets of the Company. At September 27, 2020, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option, which was 1.91% as of September 27, 2020. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 1.25% as of September 27, 2020, on daily negative balances, if any, held at CIT.

As of September 27, 2020, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $24.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of March 29, 2020, there was a balance of $2.6 million owed on the revolving line of credit, there was no letter of credit outstanding and $20.1 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of September 27, 2020.

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

On October 15, 2020, the Company submitted an application to the Lender for forgiveness of the full amount of the Loan. The Company has made a preliminary projection that the amount, if any, of the Loan that is determined to be forgiven will be remitted to the Lender by the SBA in March 2021. The Company has not presumed that any amount of such forgiveness of the Loan will be obtained, either in whole or in part, and has therefore made the assumption that monthly installments will commence in April 2021 of principal and interest in the amount necessary to amortize the full amount of the Loan through the maturity date. The Company has accordingly classified principal payments in the aggregate amount of $906,000 as a current liability in the accompanying condensed consolidated balance sheet as of September 27, 2020. The remaining balance of the Loan outstanding as of September 27, 2020 of $1.1 million has been presented as long-term debt in the accompanying condensed consolidated balance sheet, such amount being due and payable in monthly installments from October 2021 through March 2022.

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

Note 3 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of September 27, 2020 and March 29, 2020 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Note 4 – Other Intangible Assets

Other intangible assets as of September 27, 2020 and March 29, 2020 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of September 27, 2020 and March 29, 2020, the amortization expense for the three and six-month periods ended September 27, 2020 and September 29, 2019 and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Six-Month Periods Ended
	September 27,	March 29,	September 27,	March 29,	September 27,	September 29,	September 27,	September 29,
	2020	2020	2020	2020	2020	2019	2020	2019
Tradename and trademarks	$3,667	$3,667	$1,869	$1,747	$61	$61	$122	$122
Developed technology	1,100	1,100	348	293	27	27	55	55
Non-compete covenants	458	458	318	278	20	19	40	39
Patents	1,601	1,601	924	889	13	27	35	54
Customer relationships	7,374	7,374	5,567	5,416	73	79	151	157
Total other intangible assets	$14,200	$14,200	$9,026	$8,623	$194	$213	$403	$427

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$1	$1	$3	$3
Marketing and administrative expenses					193	212	400	424
Total amortization expense					$194	$213	$403	$427

Note 5 – Inventories

Major classes of inventory were as follows (in thousands):

	September 27, 2020	March 29, 2020
Raw Materials	$518	$597
Work in Process	28	23
Finished Goods	18,645	17,112
Total inventory	$19,191	$17,732

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

The Company made cash payments related to its recognized operating leases of $403,000 and $811,000 during the three and six-months ended September 27, 2020, respectively, and $362,000 and $714,000 during the three and six-months ended September 29, 2019, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. As of September 27, 2020, the Company’s operating leases have a weighted-average remaining lease term of 2.6 years and the weighted-average discount rate is 3.79%.

During the three and six-month periods ended September 27, 2020 and September 29, 2019, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Cost of products sold	$424	$292	$847	$575
Marketing and administrative expenses	51	71	102	100
Total operating lease costs	$475	$363	$949	$675

The maturities of the Company’s operating lease liabilities as of September 27, 2020 and March 29, 2020 are as follows (in thousands):

Fiscal Year	September 27, 2020	March 29, 2020
2021	$954	$1,777
2022	1,726	1,726
2023	1,685	1,685
2024	280	280
Total undiscounted operating lease payments	4,645	5,468
Imputed interest	(225)	(318)
Total operating lease liabilities	$4,420	$5,150

Note 7 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of options) and other terms of individual awards. At September 27, 2020, 268,000 shares of the Company’s common stock were available for future issuance under the 2014 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. The Company recorded stock-based compensation expense of $100,000 and $75,000 for the three months ended September 27, 2020 and September 29, 2019, respectively, and recorded $186,000 and $140,000 for the six months ended September 27, 2020 and September 29, 2019, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of September 27, 2020.

Stock Options: The following table represents stock option activity for the six-month periods ended September 27, 2020 and September 29, 2019:

	Six-Month Periods Ended
	September 27, 2020		September 29, 2019
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.86	517,500	$7.45	457,500
Granted	4.92	110,000	4.76	125,000
Forfeited	-	-	7.07	(55,000)
Outstanding at End of Period	6.52	627,500	6.85	527,500
Exercisable at End of Period	7.15	455,000	7.72	352,500

As of September 27, 2020, the intrinsic value of the outstanding and exercisable stock options was $164,000 and $52,000, respectively. There were no options exercised during either of the three or six-month periods ended September 27, 2020 or September 29, 2019.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the six-month periods ended September 27, 2020 and September 29, 2019, which options vest over a two-year period, assuming continued service.

	Six-Month Periods Ended
	September 27, 2020	September 29, 2019
Number of options issued	110,000	125,000
Grant date	June 10, 2020	June 13, 2019
Dividend yield	6.50%	6.72%
Expected volatility	30.00%	25.00%
Risk free interest rate	0.275%	1.810%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$4.92	$4.76
Fair value per option	$0.56	$0.39

During the three and six-month periods ended September 27, 2020 and September 29, 2019, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended September 27, 2020			Three-Month Period Ended September 29, 2019
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2018	$-	$-	$-	$1	$-	$1
2019	-	-	-	2	2	4
2020	2	3	5	3	3	6
2021	4	4	8	-	-	-

Total stock option compensation	$6	$7	$13	$6	$5	$11

	Six-Month Period Ended September 27, 2020			Six-Month Period Ended September 29, 2019
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2018	$-	$-	$-	$5	$1	$6
2019	3	3	6	5	2	7
2020	5	8	13	3	4	7
2021	4	5	9	-	-	-

Total stock option compensation	$12	$16	$28	$13	$7	$20

As of September 27, 2020, total unrecognized stock option compensation expense amounted to $71,000, which will be recognized as the underlying stock options vest over a weighted-average period of 12.3 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Grant Date
41,452	$5.79	August 12, 2020
46,512	5.16	August 14, 2019
28,000	5.43	August 8, 2018
28,000	5.50	August 9, 2017

These shares vest over a two-year period, assuming continued service. The fair value of the non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant. In August 2020 and August 2019, 37,256 and 28,000 shares that had been granted to the Company’s non-employee directors vested, having an aggregate value of $179,000 and $135,000, respectively.

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

Performance Bonus Plan:  On June 9, 2020, the Compensation Committee terminated the Company’s 2012 Performance Bonus Plan (the “2012 Plan”). Under the 2012 Plan, certain executive officers were eligible to receive awards of shares of the Company’s common stock if the aggregate average market value of the Company’s common stock during the relevant fiscal year, plus the amount of regular cash dividends paid in respect of the Company’s common stock during such period, increased. No shares were granted and no compensation expense was recorded during either of the three or six-month periods ended September 27, 2020 or September 29, 2019 in connection with the 2012 Plan. During the six-month period ended September 29, 2019, 21,125 shares that had been granted during fiscal year 2018 vested, with such shares having an aggregate value of $109,000. Individuals holding shares that vested surrendered to the Company the number of shares necessary to satisfy the income tax withholding obligations that arose from the vesting of the shares, and the Company remitted $17,000 to the appropriate taxing authorities on behalf of such individuals.

For the three and six-month periods ended September 27, 2020 and September 29, 2019, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended September 27, 2020			Three-Month Period Ended September 29, 2019
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2018	$-	$-	$-	$-	$7	$7
2019	19	6	25	18	19	37
2020	-	30	30	-	20	20
2021	12	20	32	-	-	-

Total stock grant compensation	$31	$56	$87	$18	$46	$64

	Six-Month Period Ended September 27, 2020			Six-Month Period Ended September 29, 2019
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2018	$-	$-	$-	$-	$26	$26
2019	37	25	62	36	38	74
2020	-	60	60	-	20	20
2021	16	20	36	-	-	-

Total stock grant compensation	$53	$105	$158	$36	$84	$120

As of September 27, 2020, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $426,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 11.9 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 8 – Subsequent Events

The Company has evaluated events which have occurred between September 27, 2020 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three and six-month periods ended September 27, 2020 and September 29, 2019 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	September 27, 2020	September 29, 2019	$	%	September 27, 2020	September 29, 2019	$	%
Net sales by category:
Bedding, blankets and accessories	$13,042	$10,364	$2,678	25.8%	$23,059	$18,077	$4,982	27.6%
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,617	8,196	421	5.1%	14,805	16,425	(1,620)	-9.9%
Total net sales	21,659	18,560	3,099	16.7%	37,864	34,502	3,362	9.7%
Cost of products sold	14,565	12,691	1,874	14.8%	25,747	24,082	1,665	6.9%
Gross profit	7,094	5,869	1,225	20.9%	12,117	10,420	1,697	16.3%
% of net sales	32.8%	31.6%			32.0%	30.2%
Marketing and administrative expenses	3,802	3,476	326	9.4%	7,182	6,928	254	3.7%
% of net sales	17.6%	18.7%			19.0%	20.1%
Interest expense (income) - net	1	23	(22)	-95.5%	5	(6)	11	-184.0%
Other income	(1)	12	(13)	-107.9%	-	20	(20)	-99.8%
Income tax expense	803	603	200	33.2%	1,228	660	568	86.1%
Net income	2,487	1,779	708	39.8%	3,702	2,858	844	29.5%
% of net sales	11.5%	9.6%			9.8%	8.3%

Net Sales: Sales increased to $21.7 million for the three months ended September 27, 2020, compared with $18.6 million for the three months ended September 29, 2019, an increase of $3.1 million, or 16.7%. Sales of bedding, blankets and accessories increased by $2.7 million and sales of bibs, bath, developmental toys, feeding, baby care and disposable products increased by $421,000. Sales increased to $37.9 million for the six-month period ended September 27, 2020, compared with $34.5 million for the six-month period ended September 29, 2019, an increase of $3.4 million, or 9.7%. Sales of bedding, blankets and accessories increased by $5.0 million, while sales of bibs, bath, developmental toys, feeding, baby care and disposable products decreased by $1.6 million. The increase in sales is due to higher sell-through at major retailers, which has been partially offset by declines at certain retailers that have been impacted by the COVID-19 pandemic, particularly one customer that has remained closed throughout the entire six-month period of the current year.

Gross Profit: Gross profit increased by $1.2 million and increased from 31.6% of net sales for the three-month period ended September 29, 2019 to 32.8% of net sales for the three-month period ended September 27, 2020. Gross profit increased by $1.7 million and increased from 30.2% of net sales for the six-month period ended September 29, 2019 to 32.0% of net sales for the six-month period ended September 27, 2020. The increase in gross profit is due to the increase in net sales as well as a more favorable customer and product mix.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $326,000, but decreased from 18.7% of net sales for the three-month period ended September 29, 2019 to 17.6% of net sales for the three-month period ended September 27, 2020. Marketing and administrative expenses increased by $254,000, but decreased from 20.1% of net sales for the six-month period ended September 29, 2019 to 19.0% of net sales for the six-month period ended September 27, 2020. The increase in amount for the current year-to-date period is primarily the result of higher outside services of $201,000 and higher advertising of $115,000, partially offset by lower travel expenses of $67,000.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual ETR from continuing operations of 24.2% for the six-month period ended September 27, 2020.

The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $20,000 and $31,000 during the three-month periods ended September 27, 2020 and September 29, 2019, respectively, and $33,000 and $42,000 during the six-month periods ended September 27, 2020 and September 29, 2019, respectively, in the accompanying unaudited condensed consolidated statements of income.

In December 2016, the Company was notified by the FTB of its intention to examine the Company’s claims for refund made in connection with amended California consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of a discrete income tax benefit of $232,000 during the six-month period ended September 29, 2019 in the unaudited condensed consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $78,000 during the six-month period ended September 29, 2019.

The Company recorded discrete income tax charges of $4,000 during each of the three months ended September 27, 2020 and September 29, 2019, and $4,000 and $6,000 during the six months ended September 27, 2020 and September 29, 2019, respectively, to reflect the net effects of tax shortfalls arising from the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 24.9% and 18.8% for the six-month periods ended September 27, 2020 and September 29, 2019, respectively.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $6.4 million for the six-month period ended September 29, 2019 to $8.3 million for the six-month period ended September 27, 2020. The increase in the current year was primarily the result of an increase in net income of $844,000, an increase in inventory in the current year that was $948,000 lower than the increase in the prior year, an increase in accounts payable that was $2.9 million higher in the current year than in the prior year, and an increase in accrued liabilities of $366,000 in the current year compared with a decrease $833,000 in the prior year, partially offset by an increase in accounts receivable of $994,000 compared with a decrease in the prior year of $3.6 million.

Net cash used in investing activities increased slightly from $215,000 in the prior year to $312,000 in the current year, primarily due to higher capital expenditures.

Net cash used in financing activities decreased from $6.1 million in the prior year to $1.4 million in the current year, primarily due to net repayments under the revolving line of credit that were $1.9 million lower in the current year compared with the prior year and the receipt of almost $2.0 million in proceeds from the Loan made pursuant to the PPP under the CARES Act as discussed in Note 2 – Financing Arrangements.

At September 27, 2020, there was no balance owed on the Company’s revolving line of credit with CIT, there was no letter of credit outstanding and $24.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT and bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination were to occur, then the Company must either choose to assume the credit risk for shipments after the date of such termination or limitation or cease shipments to such customer. There were no advances from the factor at either September 27, 2020 or September 29, 2019.

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

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no balance outstanding on its floating rate debt as of September 27, 2020.

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

During the three-month period ended September 27, 2020, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

101

The following information from the registrant’s Form 10-Q for the quarterly period ended September 27, 2020, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: November 10, 2020	/s/ Olivia W. Elliott
OLIVIA W. ELLIOTT Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)