Form 10-K
period 2021-03-28
CROWN CRAFTS INC
filed 2021-06-09
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 25, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $48.7 million.

As of May 31, 2021, 9,998,307 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made in this Annual Report on Form 10-K (this “Annual Report”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of Crown Crafts, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking. Such statements are based upon management’s current expectations, projections, estimates and assumptions, and may be identified as forward-looking through the Company’s use of words such as “may,” “will,” “anticipate,” “indicate,” “assume,” “could,” “should,” “would,” “expect,” “believe” and “intend.” Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include those described in Part I, Item 1A. “Risk Factors,” and elsewhere in this Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) of additional factors that may impact the Company’s results of operations and financial condition.

All written or oral forward-looking statements that are made by or are attributable to the Company are expressly qualified in their entirety by this cautionary notice. The Company’s forward-looking statements apply only as of the date of this Annual Report or the respective date of the document from which they are incorporated herein by reference. The Company has no obligation and does not undertake to update, revise or correct any of the forward-looking statements after the date of this Annual Report, or after the respective dates on which such statements are otherwise made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Business

Description of Business

The Company was incorporated as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company’s executive offices are located at 916 South Burnside Avenue, Suite 300, Gonzales, Louisiana 70737, its telephone number is (225) 647-9100 and its internet address is www.crowncrafts.com.

The Company operates indirectly through two of its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. (formerly known as Crown Crafts Infant Products, Inc.) (“NoJo”) and Sassy Baby, Inc. (formerly known as Hamco, Inc.) (“Sassy”), in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References to “fiscal year 2021” or “2021” represent the 52-week period ended March 28, 2021 and “fiscal year 2020” or “2020” represent the 52-week period ended March 29, 2020.

During fiscal years 2021 and 2020, the Company also operated indirectly through Carousel Designs, LLC (“Carousel”), a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Company’s Board of Directors (the “Board”) approved the closure of Carousel due to a history of high costs, declining sales and operating and cash flow losses, as well as management’s determination that such losses were likely to continue. Accordingly, the operations of Carousel ceased at the close of business on May 21, 2021.

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

International Sales

Sales to customers in countries other than the U.S. represented 3% and 6% of the Company’s total gross sales during fiscal years 2021 and 2020, respectively, which included 1% of sales to the customers set forth below that represented at least 10% of the Company’s gross sales during fiscal year 2021. International sales are based upon the location that predominately represents what the Company believes to be the final destination of the products delivered to the Company’s customers.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted, which, among other things, outlined the provisions of the Paycheck Protection Program (the “PPP”), which is administered by the U.S. Small Business Administration (the “SBA”). On April 19, 2020, the Company executed a Note (the “Note”) in connection with a loan (the “Loan”) made pursuant to the PPP under the CARES Act and the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”). The Note was entered into with CIT Bank, N.A. (the “Lender”) for the principal amount of $1,963,800 and bears a 1.0% interest rate.

As authorized by the provisions of the CARES Act, the Company was permitted to apply to the Lender for forgiveness of all or a portion of the Loan in an amount equal to the sum of certain allowable costs incurred by the Company during the 8-week period (extended to the 24-week period by the Flexibility Act) beginning on April 20, 2020, which was the funding date of the Loan. The Note would have matured on April 20, 2022, but on May 20, 2021, the PPP Loan was forgiven in full and the SBA remitted to the Lender on that date the principal amount of the Note of $1,963,800 and interest of approximately $22,000 that had accrued from the funding date of April 20, 2020 through the forgiveness date of May 20, 2021.

As of February 27, 2021, three vaccines intended to provide an acquired immunity against COVID-19 had been granted an Emergency Use Authorization by the U.S. Food and Drug Administration. However, due to the uncertainty as to the duration and widespread nature of the COVID-19 pandemic, the effectiveness of the vaccines on COVID-19 and variants thereof, and the extent to which the vaccines will be administered, the Company cannot currently predict the long-term impact of the COVID-19 pandemic on its operations and financial results.

The uncertainties associated with the COVID-19 pandemic include potential adverse effects on the overall economy, the impact on the Company’s supply chain, manufacturing and distribution operations, transportation services, customers and employees, as well as consumer sentiment in general and traffic within the retail stores that carry the Company’s products. The COVID-19 pandemic could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company’s products, all in an effort to mitigate such effects. Conditions surrounding COVID-19 change rapidly, and additional impacts of which the Company is not currently aware may arise. Based on the operational and financial plans that management has developed, the Company expects to be able to meet its obligations as they become due over the next 12 months.

Competition

The infant, toddler and juvenile consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers (both branded and private label), including large infant, toddler and juvenile product companies and specialty infant, toddler and juvenile product manufacturers, on the basis of quality, design, price, brand name recognition, service and packaging. The Company’s ability to compete depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names.

Human Capital Resources

As of May 31, 2021, the Company had 131 employees, none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

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

The Company’s products are warehoused and distributed from a leased facility located in Compton, California.

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

Consistent with the expected introduction of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers. The Company will also typically increase the purchases and inventory levels of its products in the months prior to the Lunar New Year, a celebration beginning in late January to mid-February during which the Company’s contract manufacturers in China cease operations for 2-4 weeks.

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, including NoJo®, Neat Solutions®, Carousel Designs® and Sassy®, accounted for 38% and 36% of the Company’s total gross sales during fiscal years 2021 and 2020, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs that are subject to copyrights and design patents owned by the Company.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 41% of the Company’s gross sales in fiscal year 2021, which included 34% of sales under the Company's license agreements with affiliated companies of The Walt Disney Company (“Disney”), which expire as set forth below:

License Agreement	Expiration
Infant Feeding and Bath	December 31, 2021
Toddler Bedding	December 31, 2021
STAR WARS Toddler Bedding	December 31, 2021
Infant Bedding	December 31, 2022

Customers

The Company's customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2021 and 2020.

	Fiscal Year
	2021	2020
Walmart Inc.	43%	42%
Amazon.com, Inc.	25%	20%

Products

The Company's primary focus is on infant, toddler and juvenile products, including the following:

●	infant and toddler bedding
●	blankets and swaddle blankets
●	nursery and toddler accessories
●	room décor
●	reusable and disposable bibs
●	burp cloths
●	hooded bath towels and washcloths
●	reusable and disposable placemats and floor mats
●	disposable toilet seat covers and changing mats
●	developmental toys
●	feeding and care goods
●	other infant, toddler and juvenile soft goods

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

ITEM 1A. Risk Factors

The following risk factors as well as the other information contained in this Annual Report and other filings made by the Company with the SEC should be considered in evaluating the Company’s business. Additional risks and uncertainties that are not presently known or that are not currently considered material may also impair the Company’s business operations. If any of the following risks actually occur, operating results may be affected in future periods.

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

Due to the uncertainty as to the duration and widespread nature of the COVID-19 pandemic, the effectiveness of the vaccines on COVID-19 and variants thereof, and the extent to which the vaccines will be administered, the Company cannot currently predict the long-term impact of the COVID-19 pandemic on its operations and financial results.

The uncertainties associated with the COVID-19 pandemic have included adverse effects on the overall economy, the impact on the Company’s supply chain, manufacturing and distribution operations, transportation services, customers and employees, as well as consumer sentiment in general and traffic within the retail stores that carry the Company’s products. Several of the Company’s customers have experienced financial difficulties as a result of the COVID-19 outbreak. If these difficulties persist, these customers may close their retail stores permanently, reduce orders, file for bankruptcy or liquidate, any of which may negatively impact the Company’s sales. The COVID-19 pandemic could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company’s products, all in an effort to mitigate such effects. Conditions surrounding COVID-19 change rapidly, and additional impacts of which the Company is not currently aware may arise.

The loss of one or more of the Company’s key customers could result in a material loss of revenues.

The Company’s top two customers represented approximately 68% of gross sales in fiscal year 2021. Although the Company does not enter into contracts with its key customers, it expects its key customers to continue to be a significant portion of its gross sales in the future. The loss of, or a decline in orders from, one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 41% of the Company’s gross sales in fiscal year 2021, which included 34% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses. The volume of sales of licensed products is inherently tied to the success of the characters, films and other licensed programs of the Company’s licensors. A decline in the popularity of these licensed programs or the inability of the licensors to develop new properties for licensing could also result in a material loss of revenues to the Company. Additionally, the Company’s license agreements with Disney and others require a material amount of minimum guaranteed royalty payments. The failure by the Company to achieve the sales envisioned by the license agreements could result in the payment by the Company of shortfalls in the minimum guaranteed royalty payments, which would adversely impact the Company’s operating results.

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

The Company’s growth is largely dependent upon growth in the birthrate, and in particular, the rate of first births. Economic conditions, including the real and perceived threat of a recession, could lead individuals to decide to forgo or delay having children. Even under optimal economic conditions, shifts in demographic trends and preferences could have the consequence of individuals starting to have children later in life and/or having fewer children.  In recent years, the birthrate in the United States has steadily declined. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories and increased pressure on the prices of the Company’s products.  Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, such factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of such factor doing so may increase due to a change in economic conditions.  Such an action by the factor could result in the loss of future sales to the affected customer.

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

Significant increases in freight costs and the price of raw materials that are components of the Company’s products, including cotton, oil and labor, could adversely affect the amounts that the Company must pay its suppliers for its finished goods. If the Company is unable to pass these cost increases along to its customers, its profitability could be adversely affected.

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

The Company relies upon the fair interpretation and enforcement of patent, copyright, trademark and trade secret laws in the U.S., similar laws in other countries, and agreements with employees, customers, suppliers, licensors and other parties. Such reliance serves to establish and maintain the intellectual property rights associated with the products that the Company develops and sells. However, the laws and courts of certain countries at times do not protect intellectual property rights or respect contractual agreements to the same extent as the laws of the U.S. Therefore, in certain jurisdictions the Company may not be able to protect its intellectual property rights against counterfeiting or enforce its contractual agreements with other parties. Specifically, as discussed above, the Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. Article VII of the National Intelligence Law of China requires every commercial entity in China, by simple order of the Chinese government, to act as an agent of the government by committing espionage, technology theft, or whatever else the government deems to be in the national interest of China. Finally, a party could claim that the Company is infringing upon such party’s intellectual property rights, and claims of this type could lead to a civil complaint. An unfavorable outcome in litigation involving intellectual property could result in any or all of the following: (i) civil judgments against the Company, which could require the payment of royalties on both past and future sales of certain products, as well as plaintiff’s attorneys’ fees and other litigation costs; (ii) impairment charges of up to the carrying value of the Company’s intellectual property rights; (iii) restrictions on the ability of the Company to sell certain of its products; (iv) legal and other costs associated with investigations and litigation; and (v) adverse effects on the Company’s competitive position.

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

The Company is subject to income taxes in the many jurisdictions in which it operates, including the U.S., several U.S. states and China. At any particular point in time, several tax years are subject to general examination or other adjustment by these various jurisdictions. In August 2020, the Company received notification from the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s claims for refund made in connection with California consolidated income tax returns that the Company had filed for the fiscal years ended April 2, 2017, April 1, 2018 and March 31, 2019. In February 2021, the Company was notified by the U.S. Internal Revenue Service that they had selected for examination the Company’s original and amended federal consolidated income tax returns for the fiscal year ended April 2, 2017. The ultimate resolution of these examinations could include administrative or legal proceedings. Although the Company believes that the calculations and positions taken on its original and amended filed returns are reasonable and justifiable, negotiations or litigation leading to the final outcome of any examination could result in an adjustment to the position that the Company has taken. Such adjustment could result in further adjustment to one or more income tax returns for other jurisdictions, or to income tax returns for prior or subsequent tax years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on operating results.

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

General Risk Factors

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

Sales are driven by consumer demand for the Company’s products. There can be no assurance that the demand for the Company’s products will not decline or that the Company will be able to anticipate and respond to changes in demand related to consumers’ tastes and preferences. The infant and toddler consumer products industry is characterized by the continual development of cutting-edge new products to meet the high standards of parents. The Company’s failure to adapt to these changes or to develop new products could lead to lower sales and excess inventory, which could have a material adverse effect on the Company’s financial condition and operating results.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by the Company to adequately comply with new laws and regulations could substantially harm its results of operations.

The Company is subject to laws and regulations governing the Internet and e-commerce. On June 21, 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair, Inc., et al. The Court held that a state may require a business to collect and remit sales taxes even if the business has no physical presence within the state. In response, most states have enacted laws or otherwise issued administrative guidance regarding their intent to require the collection and remittance of sales tax on orders of products that are made through the Internet and are subsequently shipped to customers within their states. The Company routinely makes shipments of its products into thousands of jurisdictions throughout the U.S. within which the Company does not have a physical presence. The Wayfair decision is central to an evolving framework of laws and regulations that is subject to interpretation and application in a manner that is inconsistent from one jurisdiction to another. The Company provides no assurance that its practices have complied, are currently complying, or will comply fully and adequately with all such laws and regulations. Any failure to comply with any of these laws or regulations could result in damage to the Company’s reputation or a loss or reduction of orders. As the Company complies with such laws and regulations by charging, collecting and remitting sales tax, its customers will see an immediate and significant increase in the total order cost of the Company’s products as such taxes are imposed, which will make the pricing of the Company’s products less competitive when compared with a business that might not be required to charge, collect and remit sales taxes.

The Company’s application for registration for sales tax within a jurisdiction will also often trigger obligations for other licensing and filing requirements within the jurisdiction. Compliance with such laws and regulations will place an additional burden on the Company by requiring a significant investment and continuing costs, as well as efforts of the Company’s key management personnel. Also, the Company at any time could be subjected to examinations by any of the jurisdictions into which the Company may have at one time or another shipped its products, which could result in the assessment on the Company of a significant accumulation of uncollected taxes, along with penalties and interest. The occurrence of any of these events could adversely affect the Company’s financial position and operating results.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Each of the Company’s facilities within which it operates are rented under leases that expire on various dates through fiscal year 2026, including 157,400 square feet at a warehouse and distribution facility located in Compton, California under a lease that expires May 31, 2023 and 15,598 square feet at the Company’s headquarters facility located in Gonzales, Louisiana under a lease that expires January 31, 2026. In addition, several employees of the Company perform their respective job functions from remote locations for which no rent is paid. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The table below sets forth certain information regarding the Company's principal real property as of the close of business on May 31, 2021.

Location	Use	Approximate Square Feet	Owned/ Leased
Gonzales, Louisiana	Administrative and sales office	15,598	Leased
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Douglasville, Georgia	Discontinued manufacturing and warehouse	23,800	Leased
Grand Rapids, Michigan	Product design offices	3,600	Leased
Bentonville, Arkansas	Sales office	1,376	Leased
Shanghai, People’s Republic of China	Office	1,912	Leased

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Capital Market under the symbol “CRWS”. As of May 31, 2021, there were 152 record holders of the Company’s common stock.

The Company has historically paid cash dividends. The Company’s payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, the Company’s earnings and various business considerations, including the Company’s financial condition, results of operations, cash flow, level of capital expenditures, future business prospects and such other matters as the Board deems relevant. The Company’s credit facility permits the Company to pay cash dividends on its common stock without limitation, provided there is no default under the credit facility before or as a result of the payment of such dividends.

For information regarding securities of the Company that have been authorized for issuance under equity compensation plans, refer to “Securities Authorized for Issuance under Equity Compensation Plans” in Item 12. of Part III of this Annual Report.

ITEM 6. Reserved

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Objective

The following discussion and analysis is intended to provide material information relevant to an assessment of the Company’s financial condition and results of operations, as well as an evaluation of the amounts and certainty of cash flows from operations and from outside sources. This discussion and analysis is further intended to provide details concerning material events and uncertainties known to management that are reasonably likely to cause reported financial information to not be necessarily indicative of future operating results or future financial condition. This data includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that management has assessed to be reasonably likely to have a material impact on future operations. Management expects that this discussion and analysis will enhance a reader’s understanding of the Company’s financial condition, results of operations, cash flows, liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Results of Operations

The following table contains results of operations for fiscal years 2021 and 2020 and the dollar and percentage changes for those periods (in thousands, except percentages).

			Change
	2021	2020	$	%
Net sales by category:
Bedding, blankets and accessories	$47,036	$38,065	$8,971	23.6%
Bibs, bath, developmental toy, feeding, baby care and disposable products	32,128	35,331	(3,203)	-9.1%
Total net sales	79,164	73,396	5,768	7.9%
Cost of products sold	55,067	51,806	3,261	6.3%
Gross profit	24,097	21,590	2,507	11.6%
% of net sales	30.4%	29.4%
Marketing and administrative expenses	14,218	13,853	365	2.6%
% of net sales	18.0%	18.9%
Loss from impairment of long-lived assets	2,234	-	2,234	-
Interest expense - net of interest income	(83)	2	(85)	-4250.0%
Other expense (income) - net	5	(33)	38	-115.2%
Income tax expense	1,642	1,207	435	36.0%
Net income	6,081	6,561	(480)	-7.3%
% of net sales	7.7%	8.9%

Net Sales:

Sales of $79.2 million for 2021 were $5.8 million higher than 2020, an increase of 7.9%, primarily due to higher sell-through at major brick-and-mortar and internet retailers, which has been partially offset by declines at certain retailers that have been impacted by the COVID-19 pandemic, particularly one customer that remained closed throughout 2021. Sales of bedding, blankets and accessories in the current year increased by $9.0 million over the prior year, while sales of bibs, bath, developmental toys, feeding, baby care and disposable products in the current year decreased by $3.2 million from the prior year.

Gross Profit:

Gross profit increased by $2.5 million and increased from 29.4% of net sales for 2020 to 30.4% of net sales for 2021. The increase in amount is primarily due to higher sales in the current year and the increase in the gross profit percentage is due to a more favorable customer and product mix.

Marketing and Administrative Expenses:

Marketing and administrative expenses increased by $365,000 for fiscal year 2021 compared with fiscal year 2020, which included an increase in the current year in outside services and overall compensation costs of $336,000 and $236,000, respectively, as compared to the prior year, partially offset by lower travel expenses of $117,000.

Loss from Impairment of Long-Lived Assets:

The Company recognized a loss of $2.2 million from the impairment of Carousel’s long-lived assets during the fiscal year ended March 28, 2021, and did not recognize such a loss during the fiscal year ended March 29, 2020. The loss from impairment did not result in any cash expenditures and did not have an adverse effect on the covenant calculations under the Company’s financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc.

Income Tax Expense:

The Company’s provision for income taxes is based upon an annual effective tax rate (“ETR”) on continuing operations, which was 24.0% during both fiscal years ended March 28, 2021 and March 29, 2020.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of accounting guidelines requiring a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2021 and 2020 of $88,000 and $58,000, respectively, in the accompanying consolidated statements of income.

In December 2016, the Company was notified by the FTB of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Also, on January 7, 2020 and January 10, 2021, the Company’s California consolidated income tax returns for the fiscal years ended March 29, 2015 and April 3, 2016, respectively, became closed to examination or other adjustment. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of discrete income tax benefits of $233,000 and $444,000 during the fiscal years ended March 28, 2021 and March 29, 2020, respectively, in the accompanying consolidated statements of income.

During the fiscal years ended March 28, 2021 and March 29, 2020, the Company recorded discrete income tax benefits of $74,000 and $274,000, respectively, to reflect the aggregate effect of certain tax credits claimed on amended and original consolidated federal income tax returns.

During the fiscal years ended March 28, 2021 and March 29, 2020, the Company recorded a discrete income tax benefit of $12,000 and a discrete income tax charge of $5,000, respectively, to reflect the effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits discussed above contributed to an overall provision for income taxes of 21.3% and 15.5% for fiscal years 2021 and 2020, respectively.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top two customers, which represented approximately 68% of the Company’s gross sales in fiscal year 2021. A significant downturn experienced by either or both of these customers could lead to pressure on the Company’s revenues.

During fiscal years 2021 and 2020, the Company at times faced higher costs associated with the Company’s sourcing activities in China, including freight and higher duties on some products. Future increases in these costs could adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases.

Due to the uncertainties associated with the duration and widespread nature of the COVID-19 pandemic, the effectiveness of the vaccines on COVID-19 and variants thereof, and the extent to which the vaccines will be administered, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 pandemic include potential adverse effects on the overall economy, the impact on the Company’s supply chain, manufacturing and distribution operations, transportation services, customers and employees and consumer sentiment in general. The COVID-19 outbreak, and the government and private sector responses thereto, has negatively impacted certain of the Company’s customers who have been forced to temporarily close retail stores or have seen a significant decline in their sales. As a result, the Company experienced a decrease in sales to these customers beginning in March 2020. This decrease, however, has been somewhat offset by higher sales to other customers and sales in other channels, such as e-commerce. The Company cannot predict with certainty when or if these customers will reopen their retail stores or if demand from consumers will return to the same level as it was prior to the COVID-19 outbreak. If the Company’s customers experience financial difficulties as a result of the COVID-19 outbreak, such difficulties may cause them to close their retail stores permanently, reduce orders, file for bankruptcy or liquidate, any of which may negatively impact the Company’s sales.

The COVID-19 pandemic has also resulted in the disruption of the Company’s supply chain because nearly all of the Company’s products are imported from China into the Port of Long Beach in California. A global shortage of shipping containers, primarily caused by the COVID-19 pandemic, combined with the belated return of dockworkers to ports worldwide, have led to shipping delays and vessels being backed up in the Pacific Ocean awaiting the opportunity to dock at the Port in Long Beach. These conditions have resulted in significant inflation in overall freight costs and increased interruptions in the receipt of the Company’s products. The Company could experience even higher freight costs in future operating periods.

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

For an additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A. of Part I. of this Annual Report.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities increased from $8.5 million for the fiscal year ended March 29, 2020 to $8.7 million for the fiscal year ended March 28, 2021. In the current year, the Company experienced an increase in its accounts payable balances that was $3.8 million higher than the decrease in the prior year, and the Company recognized a non-cash loss of $2.2 million from the impairment of Carousel’s long-lived assets. As offsets to these increases in cash provided by operating activities, the Company in the current year experienced an increase in its inventory balances that was $4.4 million higher than the decrease in the prior year and an increase in its accounts receivable balances that was $1.5 million higher than the increase in the prior year.

Net cash used in investing activities was $733,000 in fiscal year 2021 compared with $678,000 in fiscal year 2020. The increase in fiscal year 2021 was due to payments in the current year for expenditures for property, plant and equipment that were $28,000 higher than the prior year, and $27,000 in proceeds from the sale of property, plant and equipment in the prior year that did not occur in the current year.

Net cash used in financing activities remained flat at $7.7 million during both fiscal years 2021 and 2020. In the current year, the Company made a cash payment of $1.9 million to acquire shares of the Company’s common stock from E. Randall Chestnut, the Company’s Chief Executive Officer, that did not occur in the prior year. The Company also made net repayments under its revolving line of credit that were $670,000 higher than in the prior year. Offsetting these increases in cash used in financing activities were proceeds of the PPP Loan received in the current year of $1,963,800 that did not occur in the prior year, and dividend payments that were $776,000 lower in the current year than in the prior year.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and the availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at March 28, 2021 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%, and which is secured by a first lien on all assets of the Company. On May 13, 2021, the Company and CIT entered into an agreement whereby CIT’s lien on Carousel’s assets will be automatically released upon the sale of such assets.

The financing agreement was scheduled to mature on July 11, 2022, but on May 31, 2021 the financing agreement was amended to extend the maturity date to July 11, 2025 and to change the interest rates to prime minus 1.0% or LIBOR plus 1.5%, effective as of May 31, 2021. The financing agreement was also amended to provide for a transition from the LIBOR reference rate to its replacement at the appropriate time. As of March 28, 2021, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 1.87% as of March 28, 2021. The financing agreement also provides for the payment by CIT to the Company of interest on daily negative balances, if any, held by CIT at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 1.25% as of March 28, 2021.

As of March 28, 2021, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of March 29, 2020, there was a balance of $2.6 million owed on the revolving line of credit, there was no letter of credit outstanding and $20.1 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of March 28, 2021.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $291,000 and $255,000 during fiscal years 2021 and 2020, respectively.

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

Valuation of Long-Lived Assets and Identifiable Intangible Assets: In addition to the systematic annual depreciation and amortization of the Company’s fixed assets and identifiable intangible assets, the Company reviews for impairment long-lived assets and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss must be recognized if the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value. Assets to be disposed of, if any, are recorded at the lower of net book value or fair market value, less estimated costs to sell at the date management commits to a plan of disposal, and are classified as assets held for sale on the consolidated balance sheets. Actual results could differ materially from those estimates.

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

See pages 22 and F-1 through F-22 of this Annual Report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act (“ICFR”). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of ICFR based on the framework and the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that ICFR was effective as of March 28, 2021.

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

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s ICFR as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fiscal quarter ended March 28, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information with respect to the Company's directors and executive officers will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2021 (the "Proxy Statement") under the captions "Proposal 1 – Election of Directors" and “Executive Compensation – Executive Officers” and is incorporated herein by reference. The information with respect to Item 405 of Regulation S-K will be set forth in the Proxy Statement under the caption "Delinquent Section 16(a) Reports" and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Corporate Governance – Code of Business Conduct and Ethics; Code of Conduct for Directors” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Corporate Governance – Board Committees” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of March 28, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2006 Omnibus Incentive Plan	72,500	$7.32	0

2014 Omnibus Equity Compensation Plan	495,000	$6.77	183,049

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence” and "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8. of this Annual Report:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of March 28, 2021 and March 29, 2020
-	Consolidated Statements of Income for the Fiscal Years Ended March 28, 2021 and March 29, 2020
-	Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended March 28, 2021 and March 29, 2020
-	Consolidated Statements of Cash Flows for the Fiscal Years Ended March 28, 2021 and March 29, 2020
-	Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule

The following financial statement schedule of the Company is included with this Annual Report:

Schedule II — Valuation and Qualifying Accounts	Page 22

All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning	Charged to		Balance at End of
	of Period	Expenses	Deductions	Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended March 29, 2020
Allowance for customer deductions	$407	$3,776	$3,653	$530

Year Ended March 28, 2021
Allowance for customer deductions	$530	$4,726	$4,533	$723

(a)(3). Exhibits

Exhibits required to be filed by Item 601 of SEC Regulation S-K are included as Exhibits to this Annual Report and listed below.

In reviewing the agreements included as exhibits to this Annual Report, investors are reminded that the agreements are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Some of the agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, the representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report and the Company’s other public filings with the SEC.

Exhibit
Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (10)
3.3	—	Bylaws of the Company, as amended and restated through November 15, 2016. (19)
4.1*	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 14, 2012). (12)
4.2*	—	Form of Non-Qualified Stock Option Agreement (Employees). (4)
4.3*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (14)
4.4*	—	Form of Incentive Stock Option Grant Agreement. (15)
4.5*	—	Form of Non-Qualified Stock Option Grant Agreement. (15)
4.6*	—	Form of Restricted Stock Grant Agreement. (15)
4.7	—	Description of Capital Stock (28)
10.1	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)
10.2	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)
10.3	—

First Amendment to Financing Agreement dated as of November 5, 2007 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (5)

10.4*	—	Employment Agreement dated November 6, 2008 by and between the Company and Olivia W. Elliott (6)
10.5	—

Third Amendment to Financing Agreement dated as of July 2, 2009 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (7)

10.6	—

Sixth Amendment to Financing Agreement dated as of March 5, 2010 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (8)

10.7	—

Seventh Amendment to Financing Agreement dated as of May 27, 2010 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (9)

10.8	—

Eighth Amendment to Financing Agreement dated as of March 26, 2012 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (11)

10.9	—	Ninth Amendment to Financing Agreement dated May 21, 2013 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (13)
10.10	—	Tenth Amendment to Financing Agreement dated as of December 28, 2015 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (16)
10.11	—	Eleventh Amendment to Financing Agreement dated as of March 31, 2016 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (17)
10.12*	—	Amendment No. 1 to the Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (18)
10.13*	—	Form of Incentive Stock Option Grant Agreement (effective November 2016). (18)
10.14*	—	Form of Nonqualified Stock Option Grant Agreement (effective November 2016). (18)
10.15*	—	Form of Restricted Stock Grant Agreement (effective November 2016). (18)
10.16	—	Joinder Agreement dated as of August 4, 2017 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc., Carousel Acquisition, LLC and The CIT Group/Commercial Services, Inc. (20)
10.17	—

Twelfth Amendment to Financing Agreement dated as of December 15, 2017 by and among the Company, Hamco, Inc., Carousel Designs, LLC, Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (21)

10.18	—

Thirteenth Amendment to Financing Agreement dated as of August 7, 2018 by and among the Company, Hamco, Inc., Carousel Designs, LLC, Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (22)

10.19*	—	Employment Agreement dated January 18, 2019 by and between NoJo Baby & Kids, Inc. and Donna Sheridan. (23)
10.20	—	Note dated as of April 19, 2020 made by the Company in favor of CIT Bank, N.A. (24)
10.21	—

Conditional Consent to Paycheck Protection Program Loan dated as of April 19, 2020 by and between the Company, Sassy Baby, Inc., Carousel Designs, LLC, NoJo Baby & Kids, Inc. and The CIT Group/Commercial Services, Inc. (24)

10.22*	—	Amended and Restated Employment and Severance Protection Agreement dated as of December 16, 2020 by and between the Company and E. Randall Chestnut. (25)
10.23*	—	Employment Agreement dated February 22, 2021 by and between the Company and Craig Demarest. (26)
10.24*	—	Letter Agreement regarding Employment Agreement dated February 22, 2021 by and between the Company and Craig Demarest. (28)
10.25	—	Liquidation Agreement dated as of May 13, 2021 by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Carousel Designs, LLC and The CIT Group/Commercial Services, Inc. (28)
10.26	—

Fourteenth Amendment to Financing Agreement dated as of May 31, 2021, by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Carousel Designs, LLC and The CIT Group/Commercial Services, Inc. (27)

14.1	—	Code of Ethics. (2)
21.1	—	Subsidiaries of the Company. (28)
23.1	—	Consent of KPMG LLP. (28)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (28)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (28)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (29)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (29)

101	—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)         Consolidated Statements of Income;

(ii)        Consolidated Balance Sheets;

(iii)       Consolidated Statements of Changes in Shareholders’ Equity;

(iv)       Consolidated Statements of Cash Flows; and

(v)        Notes to Consolidated Financial Statements.

_______________

*	Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(4)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(12)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(14)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(15)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2016.
(18)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 16, 2016.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 7, 2017.
(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 18, 2017.
(22)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 22, 2019.
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 23, 2020.
(25)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 17, 2020.
(26)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 22, 2021.
(27)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 3, 2021.
(28)	Filed herewith.
(29)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN CRAFTS, INC.

Date: June 9, 2021	By:	/s/ E. Randall Chestnut
E. Randall Chestnut
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ E. Randall Chestnut	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 9, 2021
E. Randall Chestnut

/s/ Olivia W. Elliott	President and Chief Operating Officer	June 9, 2021
Olivia W. Elliott

/s/ Craig J. Demarest	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 9, 2021
Craig J. Demarest

/s/ Sidney Kirschner	Director	June 9, 2021
Sidney Kirschner

/s/ Zenon S. Nie	Director	June 9, 2021
Zenon S. Nie

/s/ Donald Ratajczak	Director	June 9, 2021
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 9, 2021
Patricia Stensrud

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Crown Crafts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the Company) as of March 28, 2021 and March 29, 2020, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended March 28, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 28, 2021 and March 29, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 28, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for unrecognized tax liabilities

As discussed in Note 2 and 10 to the consolidated financial statements, the Company has recorded a reserve for unrecognized tax liabilities relating to California state income taxes, excluding associated interest and penalties, of $508 thousand. The Company recognizes tax positions when it is more likely than not that the tax position will be sustained on examination based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that has a greater than 50 percent likelihood of being realized.

We identified the evaluation of the Company’s reserve for unrecognized tax liabilities relating to California state income taxes as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s interpretations of the tax law and regulations, court rulings and settlements used by the Company to identify and determine the uncertain tax positions. Additionally, specialized skills and knowledge were required in evaluating the Company’s estimate of the ultimate resolution of the tax positions.

The following are the primary procedures we performed to address the critical audit matter. We involved tax professionals with specialized skills and knowledge, who assisted in:

o	evaluating the Company’s estimate of the ultimate resolution of the tax position taken by the Company

o	inspecting correspondence and settlements from taxing authorities and analyzing the expiration of statutes of limitation

o	evaluating the Company’s assessment of tax positions based on tax law, regulations, and other authoritative guidance with respect to expiration of statute of limitations and reserve additions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Baton Rouge, Louisiana

June 9, 2021

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 28, 2021 AND MARCH 29, 2020
(amounts in thousands, except share and per share amounts)

	March 28, 2021	March 29, 2020

ASSETS
Current assets:
Cash and cash equivalents	$613	$282
Accounts receivable (net of allowances of $723 at March 28, 2021 and $530 at March 29, 2020):
Due from factor	18,604	17,072
Other	734	731
Inventories	20,335	17,732
Prepaid expenses	1,184	1,224
Total current assets	41,470	37,041

Operating lease right of use assets	4,068	4,896

Property, plant and equipment - at cost:
Vehicles	171	246
Leasehold improvements	425	404
Machinery and equipment	3,152	3,991
Furniture and fixtures	345	793
Property, plant and equipment - gross	4,093	5,434
Less accumulated depreciation	2,635	3,434
Property, plant and equipment - net	1,458	2,000

Finite-lived intangible assets - at cost:
Tradename and trademarks	2,567	3,667
Customer relationships	7,374	7,374
Other finite-lived intangible assets	1,699	3,159
Finite-lived intangible assets - gross	11,640	14,200
Less accumulated amortization	8,477	8,623
Finite-lived intangible assets - net	3,163	5,577

Goodwill	7,125	7,125
Deferred income taxes	706	439
Other	92	95
Total Assets	$58,082	$57,173

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,539	$2,972
Accrued wages and benefits	2,216	1,781
Accrued royalties	410	370
Dividends payable	800	813
Operating lease liabilities, current	1,802	191
Other accrued liabilities	215	352
Current maturities of long-term debt	1,964	-
Total current liabilities	12,946	6,479

Non-current liabilities:
Long-term debt	-	2,578
Operating lease liabilities, noncurrent	2,641	4,959
Reserve for unrecognized tax liabilities	630	721
Total non-current liabilities	3,271	8,258

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at March 28, 2021 and March 29, 2020; Issued 12,809,753 shares at March 28, 2021 and 12,603,301 shares at March 29, 2020	128	126
Additional paid-in capital	54,748	53,610
Treasury stock - at cost - 2,811,446 shares at March 28, 2021 and 2,436,494 shares at March 29, 2020	(15,202)	(12,408)
Retained Earnings	2,191	1,108
Total shareholders' equity	41,865	42,436
Total Liabilities and Shareholders' Equity	$58,082	$57,173

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED MARCH 28, 2021 AND MARCH 29, 2020
(amounts in thousands, except per share amounts)

	2021	2020

Net sales	$79,164	$73,396
Cost of products sold	55,067	51,806
Gross profit	24,097	21,590
Marketing and administrative expenses	14,218	13,853
Loss from impairment of long-lived assets	2,234	-
Income from operations	7,645	7,737
Other (expense) income:
Interest expense - net of interest income	83	(2)
(Loss) gain on sale of property, plant and equipment	(4)	15
Other - net	(1)	18
Income before income tax expense	7,723	7,768
Income tax expense	1,642	1,207
Net income	$6,081	$6,561

Weighted average shares outstanding:
Basic	10,144	10,149
Effect of dilutive securities	6	1
Diluted	10,150	10,150

Earnings per share - basic and diluted	$0.60	$0.65

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED MARCH 28, 2021 AND MARCH 29, 2020

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

Balances - March 31, 2019	12,546,789	$125	(2,424,231)	$(12,326)	$53,251	$338	$41,388

Issuance of shares	56,512	1	-	-	62	-	63
Stock-based compensation	-	-	-	-	297	-	297
Acquisition of treasury stock	-	-	(12,263)	(82)	-	-	(82)
Net income	-	-	-	-	-	6,561	6,561
Dividends declared on common stock - $0.57 per share	-	-	-	-	-	(5,791)	(5,791)

Balances - March 29, 2020	12,603,301	$126	(2,436,494)	$(12,408)	$53,610	$1,108	$42,436

Issuance of shares	206,452	2	-	-	744	-	746
Stock-based compensation	-	-	-	-	394	-	394
Acquisition of treasury stock	-	-	(374,952)	(2,794)	-	-	(2,794)
Net income	-	-	-	-	-	6,081	6,081
Dividend declared on common stock - $0.49 per share	-	-	-	-	-	(4,998)	(4,998)

Balances - March 28, 2021	12,809,753	$128	(2,811,446)	$(15,202)	$54,748	$2,191	$41,865

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED MARCH 28, 2021 AND MARCH 29, 2020
(amounts in thousands)

	2021	2020
Operating activities:
Net income	$6,081	$6,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	741	716
Amortization of intangibles	790	855
Amortization of right of use assets	1,893	1,593
Deferred income taxes	(267)	85
Loss from impairment of long-lived assets	2,234	-
Loss (gain) on sale of property, plant and equipment	4	(15)
Reserve for unrecognized tax liabilities	(91)	(473)
Stock-based compensation	394	297
Changes in assets and liabilities:
Accounts receivable	(1,535)	(31)
Inventories	(2,603)	1,802
Prepaid expenses	40	6
Other assets	3	2
Lease liabilities	(1,800)	(1,438)
Accounts payable	2,519	(1,330)
Accrued liabilities	335	(98)
Net cash provided by operating activities	8,738	8,532
Investing activities:
Capital expenditures for property, plant and equipment	(733)	(705)
Proceeds from sale of property, plant and equipment	-	27
Net cash used in investing activities	(733)	(678)
Financing activities:
Repayments under revolving line of credit	(22,290)	(50,955)
Borrowings under revolving line of credit	19,712	49,047
Proceeds from PPP loan	1,964	-
Purchase of treasury stock from related parties	(2,794)	(82)
Issuance of common stock	746	63
Dividends paid	(5,012)	(5,788)
Net cash used in financing activities	(7,674)	(7,715)
Net increase in cash and cash equivalents	331	139
Cash and cash equivalents at beginning of period	282	143
Cash and cash equivalents at end of period	$613	$282

Supplemental cash flow information:
Income taxes paid	$1,972	$1,680
Interest paid	21	80

Noncash financing activities:
Property, plant and equipment purchased but unpaid	(47)	(101)
Dividends declared but unpaid	(800)	(813)

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Crown Crafts, Inc. (the “Company”) was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through two of its wholly-owned subsidiaries, Sassy Baby, Inc. (formerly known as Hamco, Inc.) (“Sassy”) and NoJo Baby & Kids, Inc. (formerly known as Crown Crafts Infant Products, Inc.) (“NoJo”), in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References to “fiscal year 2021” or “2021” represent the 52-week period ended March 28, 2021 and “fiscal year 2020” or “2020” represent the 52-week period ended March 29, 2020.

During fiscal years 2021 and 2020, the Company also operated indirectly through Carousel Designs, LLC (“Carousel”), a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 21, 2021, the Company ceased the operations of Carousel.

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

Cash and Cash Equivalents: The Company’s credit facility consists of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc. The Company classifies a negative balance outstanding under this revolving line of credit as cash and cash equivalents, as these amounts are legally owed to the Company and are immediately available to be drawn upon by the Company. There are no compensating balance requirements or other restrictions on the transfer of amounts associated with the Company’s depository accounts.

Financial Instruments: For short-term instruments such as cash and cash equivalents, accounts receivable and accounts payable, the Company uses carrying value as a reasonable estimate of fair value.

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products, developmental and bath toys and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the fiscal years ended March 28, 2021 and March 29, 2020 are as follows (in thousands):

	2021	2020
Bedding, blankets and accessories	$47,036	$38,065
Bibs, bath, developmental toy, feeding, baby care and disposable products	32,128	35,331
Total net sales	$79,164	$73,396

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

Credit Concentration: The Company’s accounts receivable at March 28, 2021 amounted to $19.3 million, net of allowances of $723,000. Of this amount, $18.6 million was due from CIT under the factoring agreements; an additional amount of $602,000 was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $19.2 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit. The Company’s accounts receivable at March 29, 2020 amounted to $17.8 million, net of allowances of $530,000. Of this amount, $17.1 million was due from CIT under the factoring agreements, which amount represented the maximum loss that the Company could have incurred if CIT failed completely to perform its obligations under the factoring agreements.

Other Accrued Liabilities: An amount of $215,000 was recorded as other accrued liabilities as of March 28, 2021. Of this amount, $85,000 reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers. Other accrued liabilities as of March 28, 2021 also includes a reserve for customer returns of $14,000 and unredeemed store credits and gift certificates totaling $6,000. An amount of $352,000 was recorded as other accrued liabilities as of March 29, 2020. Of this amount, $155,000 reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers. Other accrued liabilities as of March 29, 2020 also included a reserve for customer returns of $16,000 and unredeemed store credits and gift certificates totaling $8,000.

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

Valuation of Long-Lived Assets and Identifiable Intangible Assets: In addition to the depreciation and amortization procedures set forth above, the Company reviews for impairment long-lived asset groups and certain identifiable intangible asset groups whenever events or changes in circumstances indicate that the carrying amount of any asset group may not be recoverable. In the event of an impairment, the asset is written down to its fair value.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying consolidated statements of income and amounted to $5.7 million and $4.9 million for fiscal years 2021 and 2020, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s effective tax rate, which is based on the Company’s pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits. The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; taxable years open to examination or other adjustment as of March 28, 2021 were the fiscal years ended March 28, 2021, March 29, 2020, March 31, 2019, April 1, 2018, April 2, 2017 and April 3, 2016.

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

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2021 and 2020 of $88,000 and $58,000, respectively, in the accompanying consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2021 and 2020, the Company accrued $56,000 and $76,000, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired.

In December 2016, the Company was notified by the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. In addition, on January 7, 2020 and January 10, 2021, the Company’s California consolidated income tax returns for the fiscal years ended March 29, 2015 and April 3, 2016, respectively, became closed to examination or other adjustment. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of discrete income tax benefits of $233,000 and $444,000 during the fiscal years ended March 28, 2021 and March 29, 2020, respectively, in the accompanying consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $108,000 and $163,000 during the fiscal years ended March 28, 2021 and March 29, 2020, respectively.

On March 3, 2021, the Company and the FTB entered into an agreement to settle (the “Settlement Agreement”) the Company’s claim for refund made in connection with the amended consolidated income tax return that the Company filed for the fiscal year ended March 30, 2014. Under the terms of the Settlement Agreement, the FTB will make a payment to the Company in the amount of 30% of the amount of the claim for refund of $448,000, or $134,000, plus interest of approximately $7,000. Other than the recognition of the interest portion of the settlement as interest income, the resolution of this claim for refund had no effect on the Company’s consolidated statements of income for the fiscal year ended March 28, 2021.

In August 2020, the Company was notified by the FTB of its intention to examine the Company’s California consolidated income tax returns for the fiscal years ended March 31, 2019, April 1, 2018 and April 2, 2017. Further, in February 2021, the Company was notified by the U.S. Internal Revenue Service of its intention to examine the Company’s original and amended federal consolidated income tax returns for the fiscal year ended April 2, 2017. The ultimate resolution of these examinations could include administrative or legal proceedings. Although management believes that the calculations and positions taken on these consolidated income tax returns and all other filed income tax returns are reasonable and justifiable, the outcome of these or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, the reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

During the fiscal years ended March 28, 2021 and March 29, 2020, the Company recorded discrete income tax benefits of $74,000 and $274,000, respectively, to reflect the aggregate effect of certain tax credits claimed on amended and original consolidated federal income tax returns.

During the fiscal years ended March 28, 2021 and March 29, 2020, the Company recorded a discrete income tax benefit of $12,000 and a discrete income tax charge of $5,000, respectively, to reflect the effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Costs associated with advertising on websites such as Facebook and Google and which are associated with the Company’s online business are recorded as incurred. Advertising expense is included in marketing and administrative expenses in the consolidated statements of income and amounted to $1.3 million and $1.1 million for fiscal years 2021 and 2020, respectively.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, the objective of which was to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU amended the FASB ASC in order to improve the consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The amendments contained in ASU No. 2019-12 are required to be adopted for public entities in the first interim period of the fiscal year beginning after December 15, 2020. Accordingly, the Company intends to adopt ASU No. 2019-12 effective as of March 29, 2021. The Company does not believe that the adoption of the ASU will have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASU’s issued which had become effective as of May 31, 2021, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	March 28, 2021	March 29, 2020
Raw Materials	$453	$597
Work in Process	19	23
Finished Goods	19,863	17,112
Total inventory	$20,335	$17,732

Note 4 – Carousel Designs

During fiscal years 2021 and 2020, Carousel manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. During the Company’s review for impairment of its long-lived asset groups and certain identifiable intangible asset groups as of March 28, 2021, management evaluated Carousel’s history of operating and cash flow losses and concluded that such losses were likely to continue. The Company developed the fair value of each of Carousel’s long-lived asset groups by using a combination of income, cost and market approaches. The result of this evaluation was management’s determination that the carrying value of Carousel’s long-lived asset group exceeded its fair value, which required the Company to impair Carousel’s long-lived asset group to its fair value and to recognize a related loss from the impairment of Carousel’s long-lived asset group during the fiscal year ended March 28, 2021, as follows (in thousands):

					Impairment
	Amounts as of March 28, 2021				Loss
		Accumulated			Fiscal
	Gross	Depreciation	Carrying	Fair	Year
	Amount	or Amortization	Value	Value	2021
Property, plant and equipment
Vehicle	$21	$16	$5	$-	$5
Leasehold improvements	5	4	1	-	1
Machinery and equipment	1,173	577	596	24	572
Total property, plant and equipment	1,199	597	602	24	578
Amortizable intangible assets:
Tradename	1,100	269	831	-	831
Developed technology	1,100	403	697	-	697
Non-compete covenants	360	264	96	-	96
Total amortizable intangible assets	2,560	936	1,624	-	1,624
Operating lease liabilities, current	32	-	32	-	32
Total long-lived assets	$3,791	$1,533	$2,258	$24	$2,234

On May 5, 2021, the Company’s Board of Directors (the “Board”) approved the closure of Carousel due to its high costs, declining sales and operating and cash flow losses, as well as management’s determination that, due to post-COVID-19 competitive pressures in the infant, toddler and juvenile products segment within the consumer products industry, such losses were likely to continue. Accordingly, the operations of Carousel ceased on May 21, 2021.

During its fiscal year ending April 3, 2022, the Company expects to incur $100,000 in costs associated with the termination and/or relocation of Carousel employees and contract termination costs in connection with the closure of Carousel ranging from $200,000 to $500,000.

Note 5 - Financing Arrangements

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $291,000 and $255,000 during fiscal years 2021 and 2020, respectively. There were no advances on the factoring agreements at March 28, 2021 or March 29, 2020.

Credit Facility: The Company’s credit facility at March 28, 2021 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%, and which is secured by a first lien on all assets of the Company. On May 13, 2021, the Company and CIT entered into an agreement whereby CIT’s lien on Carousel’s assets will be automatically released upon the sale of such assets.

The financing agreement was scheduled to mature on July 11, 2022, but on May 31, 2021 the financing agreement was amended to extend the maturity date to July 11, 2025 and to change the interest rates to prime minus 1.0% or LIBOR plus 1.5%, effective as of May 31, 2021. The financing agreement was also amended to provide for a transition from the LIBOR reference rate to its replacement at the appropriate time. As of March 28, 2021, the Company had elected to pay interest on balances owed under the revolving line of credit under the LIBOR option, which was 1.87% as of March 28, 2021. The financing agreement also provides for the payment by CIT to the Company of interest on daily negative balances, if any, held by CIT at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 1.25% as of March 28, 2021.

As of March 28, 2021, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of March 29, 2020, there was a balance of $2.6 million owed on the revolving line of credit, there was no letter of credit outstanding and $20.1 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of March 28, 2021.

Paycheck Protection Program Loan: On April 19, 2020, the Company executed a Note (the “Note”) in connection with a loan (the “Loan”) made pursuant to the Paycheck Protection Program (the “PPP”), which is administered by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”). The Note was entered into with CIT Bank, N.A. (the “Lender”) for the principal amount of $1,963,800 and bears interest at 1.0% per year.

As authorized by the provisions of the CARES Act, the Company was permitted to apply to the Lender for forgiveness of all or a portion of the Loan in an amount equal to the sum of certain allowable costs incurred by the Company during the 8-week period (extended to the 24-week period by the Flexibility Act) beginning on April 20, 2020, which was the funding date of the Loan. The Note would have matured on April 20, 2022, but on May 20, 2021, the PPP Loan was forgiven in full and the SBA remitted to the Lender on that date the principal amount of the Note of $1,963,800 and interest of approximately $22,000 that had accrued from the funding date of April 20, 2020 through the forgiveness date of May 20, 2021.

Because the Note was forgiven during the fiscal year ending April 3, 2022, it has been classified a current liability in the accompanying consolidated balance sheet as of March 28, 2021. During the three-month period ending June 27, 2021 and the fiscal year ending April 3, 2022, the Company anticipates that it will recognize a gain from the extinguishment of the full amount of the PPP Loan.

Note 6 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “401(k) Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The 401(k) Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the 401(k) Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Board determines the portion, if any, of employee contributions that will be matched by the Company. For calendar years 2021, 2020 and 2019, the Board established the employer matching contributions at 100% of the first 2% of employee contributions and 50% of the next 3% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account, then the unvested portion of the matching employer amount in their account is forfeited when the employee receives a distribution from their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company's matching contributions to the 401(k) Plan, net of the utilization of forfeitures, were $266,000 and $291,000 for fiscal years 2021 and 2020, respectively.

Note 7 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of March 28, 2021 and March 29, 2020 amounted to $30.0 million, which is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Other Intangible Assets: Other intangible assets as of March 28, 2021 and March 29, 2020 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of March 28, 2021 and March 29, 2020, the amortization expense for fiscal years 2021 and 2020 and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Fiscal Year Ended
	March 28,	March 29,	March 28,	March 29,	March 28,	March 29,
	2021	2020	2021	2020	2021	2020
Tradename and trademarks	$2,567	$3,667	$1,722	$1,747	$244	$246
Developed technology	-	1,100	-	293	110	110
Non-compete covenants	98	458	93	278	79	78
Patents	1,601	1,601	950	889	61	108
Customer relationships	7,374	7,374	5,712	5,416	296	313
Total other intangible assets	$11,640	$14,200	$8,477	$8,623	$790	$855

Classification within the accompanying consolidated statements of income:
Cost of products sold					$7	$6
Marketing and administrative expenses					783	849
Total					$790	$855

The Company estimates that its amortization expense will be $509,000, $481,000, $481,000, $417,000 and $302,000 in fiscal years 2022, 2023, 2024, 2025 and 2026, respectively.

As disclosed in Note 4 – Carousel Designs, the Company recognized a loss of $2.2 million from the impairment of Carousel’s long-lived assets during the fiscal year ended March 28, 2021, which included $1.6 million of the impairment of the full carrying value of Carousel’s intangible assets other than goodwill as of March 28, 2021.

Note 8 – Leases

The Company made cash payments related to its recognized operating leases of $1.8 million and $1.4 million during the fiscal years ended March 28, 2021 and March 29, 2020, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying consolidated statements of cash flows. As of March 28, 2021, the Company’s operating leases have a weighted-average discount rate 3.66% and a weighted-average remaining lease term of 2.6 years.

During the fiscal years ended March 28, 2021 and March 29, 2020, the Company classified its operating lease costs within the accompanying consolidated statements of income as follows (in thousands):

	Fiscal Year
	2021	2020
Cost of products sold	$1,691	$1,383
Marketing and administrative expenses	202	210
Total operating lease costs	$1,893	$1,593

The maturities of the Company’s operating lease liabilities as of March 28, 2021 are as follows (in thousands):

Fiscal Year
2022	$1,933
2023	1,896
2024	491
2025	187
2026	158
Total undiscounted operating lease payments	4,665
Imputed interest	(222)
Total operating lease liabilities	$4,443

Note 9 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2014 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2014 Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), which selects eligible employees, non-employee directors and other individuals to participate in the 2014 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of options) and other terms of individual awards. At March 28, 2021, 183,000 shares of the Company’s common stock were available for future issuance under the 2014 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. During fiscal years 2021 and 2020, the Company recorded $394,000 and $297,000 of stock-based compensation, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of March 28, 2021.

Stock Options: The following table represents stock option activity for fiscal years 2021 and 2020:

	Fiscal Year
	2021		2020
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.86	517,500	$7.45	457,500
Granted	5.81	185,000	4.76	125,000
Exercised	7.27	(135,000)	6.20	(10,000)
Forfeited	-	-	7.07	(55,000)
Outstanding at End of Period	6.84	567,500	6.86	517,500
Exercisable at End of Period	7.84	320,000	7.74	347,500

As of March 28, 2021, the intrinsic value of the outstanding and exercisable stock options was $668,000 and $139,000, respectively. The Company did not receive any cash from the exercise of stock options during fiscal years 2021 or 2020. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $162,000 and $3,000 during fiscal years 2021 and 2020, respectively. As of March 29, 2020, none of the outstanding or exercisable stock options held any intrinsic value.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options awarded to certain employees during fiscal years 2021 and 2020, which options vest over a two-year period, assuming continued service.

	Fiscal Year Ended
	March 28, 2021		March 29, 2020
Number of options issued	110,000	75,000	125,000
Grant date	June 10, 2020	January 4, 2021	June 13, 2019
Dividend yield	6.50%	4.50%	6.72%
Expected volatility	30.00%	35.00%	25.00%
Risk free interest rate	0.275%	0.260%	1.810%
Contractual term (years)	10.00	10.00	10.00
Expected term (years)	4.00	4.00	4.00
Forfeiture rate	5.00%	5.00%	5.00%
Exercise price (grant-date closing price) per option	$4.92	$7.11	$4.76
Fair value per option	$0.56	$1.30	$0.39

For the fiscal years ended March 28, 2021 and March 29, 2020, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended March 28, 2021
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2019	$2	$3	$5
2020	10	15	25
2021	10	23	33

Total stock option compensation	$22	$41	$63

	Fiscal Year Ended March 29, 2020
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2018	$5	$1	$6
2019	10	8	18
2020	7	11	18

Total stock option compensation	$22	$20	$42

A summary of stock options outstanding and exercisable as of March 28, 2021 is as follows:

					Weighted-		Weighted-
				Weighted-	Avg. Exercise		Avg. Exercise
			Number	Avg. Remaining	Price of	Number	Price of
Exercise			of Options	Contractual	Options	of Options	Options
Price			Outstanding	Life in Years	Outstanding	Exercisable	Exercisable
$4.00	-	4.99	195,000	8.77	$4.85	22,500	$4.76
$5.00	-	5.99	30,000	5.21	$5.74	30,000	$5.74
$6.00	-	6.99	10,000	2.21	$6.14	10,000	$6.14
$7.00	-	7.99	207,500	6.74	$7.56	132,500	$7.81
$8.00	-	8.99	55,000	4.21	$8.38	55,000	$8.38
$9.00	-	9.99	70,000	5.20	$9.60	70,000	$9.60
			567,500	6.84	$6.84	320,000	$7.84

As of March 28, 2021, total unrecognized stock-option compensation costs amounted to $132,000, which will be recognized as the underlying stock options vest over a weighted-average period of 9.0 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-Employee Directors: The Board granted the following shares of non-vested stock to the Company’s non-employee directors:

Number	Fair Value
of Shares	per Share	Grant Date
41,452	$5.79	August 12, 2020
46,512	5.16	August 14, 2019
28,000	5.43	August 8, 2018
28,000	5.50	August 9, 2017

These shares vest over a two-year period, assuming continued service. The fair value of non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant. In August 2020 and August 2019, 37,256 and 28,000 shares that had been granted to the Company’s non-employee directors vested, having an aggregate value on the respective vesting dates of $179,000 and $135,000, respectively.

Non-vested Stock Granted to Employees: The Board granted the following shares of non-vested stock to certain of the Company’s employees:

Number	Fair Value
of Shares	per Share	Grant Date
25,000	$5.86	January 18, 2019
20,000	4.92	June 10, 2020
10,000	7.60	February 22, 2021

These shares vest on the second anniversary of each respective grant date, assuming continued service. The shares that were granted on January 18, 2019 vested on January 18, 2021, with such shares having an aggregate value on the vesting date of $182,000.

Performance Bonus Plan: On June 9, 2020, the Compensation Committee terminated the Company’s 2012 Performance Bonus Plan (the “2012 Plan”). Under the 2012 Plan, certain executive officers were eligible to receive awards of shares of common stock in the event that the aggregate average market value of the common stock during the relevant fiscal year, plus the amount of cash dividends paid in respect of the common stock during such period, increased.  These individuals may have instead been awarded cash, if and to the extent that an insufficient number of shares of common stock was available for issuance from all shareholder-approved, equity-based plans or programs of the Company then in effect. The 2012 Plan also imposed individual limits on awards and provided that shares of common stock that may have been awarded would vest over a two-year period. Thus, compensation expense associated with 2012 Plan awards were recognized over a three-year period – the fiscal year in which the award was earned, plus the two-year vesting period. There were no shares granted and no compensation expense was recorded during either of the fiscal years ended March 28, 2021 or March 29, 2020 in connection with the 2012 Plan. During fiscal year 2020, 21,125 shares that had been granted during fiscal year 2018 vested, with such shares having an aggregate value of $109,000. Individuals holding shares that had vested surrendered to the Company the number of shares necessary to satisfy the income tax withholding obligations that arose from the vesting of the shares, and the Company remitted $17,000 to the appropriate taxing authorities on behalf of such individuals.

For the fiscal years ended March 28, 2021 and March 29, 2020, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

	Fiscal Year Ended March 28, 2021
		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2019	$61	$26	$87
2020	-	120	120
2021	44	80	124

Total stock grant compensation	$105	$226	$331

	Fiscal Year Ended March 29, 2020
		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense
2018	$-	$26	$26
2019	73	76	149
2020	-	80	80

Total stock grant compensation	$73	$182	$255

As of March 28, 2021, total unrecognized compensation expense related to the Company’s non-vested stock grants was $330,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 11.2 months. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unvested grants as of such individual’s separation date.

Note 10 – Income Taxes

The Company’s income tax provision for the fiscal years ended March 28, 2021 and March 29, 2020 is summarized below (in thousands):

	Fiscal year ended March 28, 2021
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$1,631	$(216)	$1,415
State	479	(51)	428
Foreign	10	-	10
Total income tax expense on current year income	2,120	(267)	1,853
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	(145)	-	(145)
Adjustment to prior year provision	(54)	-	(54)
Net excess tax benefit related to stock-based compensation	(12)	-	(12)
Income tax benefit - discrete items	(211)	-	(211)
Total income tax expense	$1,909	$(267)	$1,642

	Fiscal year ended March 29, 2020
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$1,385	$79	$1,464
State	381	6	387
Foreign	10	-	10
Total income tax expense on current year income	1,776	85	1,861
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	(386)	-	(386)
Adjustment to prior year provision	(273)	-	(273)
Net excess tax benefit related to stock-based compensation	5	-	5
Income tax benefit - discrete items	(654)	-	(654)
Total income tax expense	$1,122	$85	$1,207

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 28, 2021 and March 29, 2020 are as follows (in thousands):

	March 28, 2021	March 29, 2020
Deferred tax assets:
Employee wage and benefit accruals	$532	$428
Accounts receivable and inventory reserves	234	188
Operating lease liabilities	1,100	1,275
Intangible assets	172	-
State net operating loss carryforwards	736	713
Accrued interest and penalty on unrecognized tax liabilities	28	43
Stock-based compensation	195	165
Total gross deferred tax assets	2,997	2,812
Less valuation allowance	(736)	(713)
Deferred tax assets after valuation allowance	2,261	2,099

Deferred tax liabilities:
Prepaid expenses	(452)	(191)
Operating lease right of use assets	(1,015)	(1,212)
Intangible assets	-	(18)
Property, plant and equipment	(88)	(239)
Total deferred tax liabilities	(1,555)	(1,660)
Net deferred income tax assets	$706	$439

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of March 28, 2021 and March 29, 2020 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

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

The following table sets forth the reconciliation of the beginning and ending amounts of unrecognized tax liabilities for fiscal years 2021 and 2020 (in thousands):

	Fiscal Year
	2021	2020
Balance at beginning of period	$721	$1,194
Additions related to current year positions	88	58
Additions related to prior year positions	56	76
Revaluations due to change in enacted tax rates	-	-
Reductions for tax positions of prior years	-	-
Reductions due to lapses of the statute of limitations	(341)	(607)
Additions pursuant to judgements and settlements	106	-
Balance at end of period	$630	$721

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2021 and 2020 of $88,000 and $58,000, respectively, in the accompanying consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2021 and 2020, the Company accrued $56,000 and $76,000, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired.

In December 2016, the Company was notified by the FTB of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed for the fiscal years ended March 30, 2014, March 31, 2013, April 1, 2012 and April 3, 2011. On July 31, 2019, the FTB notified the Company that it would take no further action with regard to the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011. Also, on January 7, 2020 and January 10, 2021, the Company’s California consolidated income tax returns for the fiscal years ended March 29, 2015 and April 3, 2016, respectively, became closed to examination or other adjustment. Accordingly, the Company reversed the reserves for unrecognized tax liabilities that it had previously recorded for these fiscal years, which resulted in the recognition of discrete income tax benefits of $233,000 and $444,000 during the fiscal years ended March 28, 2021 and March 29, 2020, respectively, in the accompanying consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $108,000 and $163,000 during the fiscal years ended March 28, 2021 and March 29, 2020, respectively.

On March 3, 2021, the Company and the FTB entered into the Settlement Agreement to settle the Company’s claim for refund made in connection with the amended consolidated income tax return that the Company filed for the fiscal year ended March 30, 2014. Under the terms of the Settlement Agreement, the FTB will make a payment to the Company in the amount of 30% of the amount of the claim for refund of $448,000, or $134,000, plus interest of approximately $7,000. Other than the recognition of the interest portion of the settlement as interest income, the resolution of this claim for refund had no effect on the Company’s consolidated statements of income for the fiscal year ended March 28, 2021.

In August 2020, the Company was notified by the FTB of its intention to examine the Company’s California consolidated income tax returns for the fiscal years ended March 31, 2019, April 1, 2018 and April 2, 2017. Further, in February 2021, the Company was notified by the U.S. Internal Revenue Service of its intention to examine the Company’s original and amended federal consolidated income tax returns for the fiscal year ended April 2, 2017. The ultimate resolution of these examinations could include administrative or legal proceedings. Although management believes that the calculations and positions taken on the amended consolidated income tax return and all other filed income tax returns are reasonable and justifiable, the outcome of this or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, another reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

During the fiscal years ended March 28, 2021 and March 29, 2020, the Company recorded discrete income tax benefits of $74,000 and $274,000, respectively, to reflect the aggregate effect of certain tax credits claimed on amended and original consolidated federal income tax returns.

During the fiscal years ended March 28, 2021 and March 29, 2020, the Company recorded a discrete income tax benefit of $12,000 and a discrete income tax charge of $5,000, respectively, to reflect the effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods.

The Company's provision for income taxes is based upon effective tax rates of 21.3% and 15.5% in fiscal years 2021 and 2020, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates, plus the net effect of various discrete items.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2021 and 2020 (in thousands):

	Fiscal Year
	2021	2020
Federal statutory rate	21%	21%
Tax expense at federal statutory rate	$1,622	$1,631
State income taxes, net of Federal income tax benefit	338	306
Tax credits	(135)	(85)
Discrete items	(211)	(654)
Other - net, including foreign	28	9
Income tax expense	$1,642	$1,207

Note 11 – Shareholders’ Equity

Dividends: The holders of shares of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Aggregate cash dividends of $0.49 and $0.57 per share, amounting to $5.0 million and $5.8 million, were declared during fiscal years 2021 and 2020, respectively. Cash dividends declared during each of fiscal years 2021 and 2020 included a special cash dividend of $0.25 per share. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of stock. In this manner, the Company acquired 125,000 treasury shares during the fiscal year ended March 28, 2021 at a weighted-average market value of $7.27 per share and acquired 12,000 treasury shares during the fiscal year ended March 29, 2020 at a weighted-average market value of $6.63 per share.

On December 16, 2020, the Company purchased 250,000 shares of its common stock from E. Randall Chestnut, the Company’s Chief Executive Officer. The shares were purchased at a purchase price of $7.5435 per share, which represents the trailing 10-trading day volume weighted average closing price of the Company’s common stock ending, and including December 16, 2020.

Note 12 – Related Party Transaction

See the information set forth above in Note 11 – Shareholders’ Equity related to the Company’s purchase of 250,000 shares of its common stock from E. Randall Chestnut, the Company’s Chief Executive Officer.

Note 13 – Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended March 28, 2021 and March 29, 2020.

	Fiscal Year
	2021	2020
Walmart Inc.	43%	42%
Amazon.com, Inc.	25%	20%

Note 14 – Commitments and Contingencies

Total royalty expense amounted to $5.7 million and $4.9 million for fiscal years 2021 and 2020, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of March 28, 2021 is $2.6 million, consisting of $1.9 million, $705,000 and $43,000 due in fiscal years 2022, 2023 and 2024, respectively.

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

Note 15 – Subsequent Events

On May 5, 2021, the Board approved the closure of Carousel due to a history of high costs, declining sales and operating and cash flow losses, as well as management’s determination that such losses were likely to continue. Accordingly, the operations of Carousel ceased at the close of business on May 21, 2021. During its fiscal year ending April 3, 2022, the Company expects to incur $100,000 in costs associated with the termination and/or relocation of Carousel employees and contract termination costs in connection with the closure of Carousel ranging from $200,000 to $500,000.

On May 13, 2021, the Company and CIT entered into an agreement whereby CIT’s lien on Carousel’s assets will be automatically released upon the sale of such assets.

On May 20, 2021, the PPP Loan was forgiven in full and the SBA remitted to the Lender on that date the principal amount of the Note of $1,963,800 and interest of approximately $22,000 that had accrued from the funding date of April 20, 2020 through the forgiveness date of May 20, 2021. During the three-month period ending June 27, 2021 and the fiscal year ending April 3, 2022, the Company anticipates that it will recognize a gain from the extinguishment of the full amount of the PPP Loan.

On May 31, 2021 the Company’s financing agreement with CIT was amended to extend the maturity date to July 11, 2025 and to change the interest rates to prime minus 1.0% or LIBOR plus 1.5%, effective as of May 31, 2021. The financing agreement was also amended to provide for a transition from the LIBOR reference rate to its replacement at the appropriate time.

The Company has evaluated events that have occurred between March 28, 2021 and the date that the accompanying financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.