Form 10-Q
period 2021-06-27
CROWN CRAFTS INC
filed 2021-08-11
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2021

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of July 30, 2021 was 10,032,907.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 27, 2021 (UNAUDITED) AND MARCH 28, 2021
(amounts in thousands, except share and per share amounts)

	June 27, 2021	March 28, 2021

ASSETS
Current assets:
Cash and cash equivalents	$4,702	$613
Accounts receivable (net of allowances of $974 at June 27, 2021 and $723 at March 28, 2021):
Due from factor	16,722	18,604
Other	748	734
Inventories	21,955	20,335
Prepaid expenses	957	1,184
Total current assets	45,084	41,470

Operating lease right of use assets	3,660	4,068

Property, plant and equipment - at cost:
Vehicles	171	171
Leasehold improvements	429	425
Machinery and equipment	3,255	3,152
Furniture and fixtures	345	345
Property, plant and equipment - gross	4,200	4,093
Less accumulated depreciation	2,787	2,635
Property, plant and equipment - net	1,413	1,458

Finite-lived intangible assets - at cost:
Customer relationships	7,374	7,374
Other finite-lived intangible assets	4,266	4,266
Finite-lived intangible assets - gross	11,640	11,640
Less accumulated amortization	8,606	8,477
Finite-lived intangible assets - net	3,034	3,163

Goodwill	7,125	7,125
Deferred income taxes	870	706
Other	91	92
Total Assets	$61,277	$58,082

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,860	$5,539
Accrued wages and benefits	2,664	2,216
Accrued royalties	1,131	410
Dividends payable	802	800
Operating lease liabilities, current	1,797	1,802
Other accrued liabilities	341	215
Current maturities of long-term debt	-	1,964
Total current liabilities	14,595	12,946

Non-current liabilities:
Operating lease liabilities, noncurrent	2,189	2,641
Reserve for unrecognized tax liabilities	667	630
Total non-current liabilities	2,856	3,271

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at June 27, 2021 and March 28, 2021; Issued 12,864,753 shares at June 27, 2021 and 12,809,753 shares at March 28, 2021	129	128
Additional paid-in capital	55,024	54,748
Treasury stock - at cost - 2,834,434 shares at June 27, 2021 and 2,811,446 shares at March 28, 2021	(15,381)	(15,202)
Retained Earnings	4,054	2,191
Total shareholders' equity	43,826	41,865
Total Liabilities and Shareholders' Equity	$61,277	$58,082

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE-MONTH PERIODS ENDED JUNE 27, 2021 AND JUNE 28, 2020
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	June 27, 2021	June 28, 2020

Net sales	$18,712	$16,205
Cost of products sold	14,056	11,182
Gross profit	4,656	5,023
Marketing and administrative expenses	3,366	3,380
Income from operations	1,290	1,643
Other (expense) income:
Interest expense - net of interest income	(13)	(4)
Gain on extinguishment of debt	1,985	-
Other - net	12	1
Income before income tax expense	3,274	1,640
Income tax expense	609	425
Net income	$2,665	$1,215

Weighted average shares outstanding:
Basic	10,004	10,171
Effect of dilutive securities	52	-
Diluted	10,056	10,171

Earnings per share - basic and diluted	$0.27	$0.12

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE-MONTH PERIODS ENDED JUNE 27, 2021 AND JUNE 28, 2020

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

Balances - March 29, 2020	12,603,301	$126	(2,436,494)	$(12,408)	$53,610	$1,108	$42,436

Issuance of shares	20,000	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	86	-	86
Net income	-	-	-	-	-	1,215	1,215

Balances - June 28, 2020	12,623,301	$126	(2,436,494)	$(12,408)	$53,696	$2,323	$43,737

Balances - March 28, 2021	12,809,753	$128	(2,811,446)	$(15,202)	$54,748	$2,191	$41,865

Issuance of shares	55,000	1	-	-	144	-	145
Stock-based compensation	-	-	-	-	132	-	132
Acquisition of treasury stock	-	-	(22,988)	(179)	-	-	(179)
Net income	-	-	-	-	-	2,665	2,665
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(802)	(802)

Balances - June 27, 2021	12,864,753	$129	(2,834,434)	$(15,381)	$55,024	$4,054	$43,826

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED JUNE 27, 2021 AND JUNE 28, 2020
(amounts in thousands)

	Three-Month Periods Ended
	June 27, 2021	June 28, 2020
Operating activities:
Net income	$2,665	$1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	152	187
Amortization of intangibles	129	209
Amortization of right of use assets	447	474
Deferred income taxes	(164)	(173)
Gain on extinguishment of debt	(1,985)	-
Reserve for unrecognized tax liabilities	37	30
Stock-based compensation	132	86
Changes in assets and liabilities:
Accounts receivable	1,868	2,731
Inventories	(1,620)	402
Prepaid expenses	227	183
Other assets	1	-
Lease liabilities	(497)	(408)
Accounts payable	2,289	1,582
Accrued liabilities	1,317	1,387
Net cash provided by operating activities	4,998	7,905
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(75)	(50)
Financing activities:
Repayments under revolving line of credit	(5,809)	(4,598)
Borrowings under revolving line of credit	5,809	2,020
Proceeds from long-term debt	-	1,964
Purchase of treasury stock from related parties	(179)	-
Issuance of common stock	145	-
Dividends paid	(800)	(813)
Net cash used in financing activities	(834)	(1,427)
Net increase in cash and cash equivalents	4,089	6,428
Cash and cash equivalents at beginning of period	613	282
Cash and cash equivalents at end of period	$4,702	$6,710

Supplemental cash flow information:
Income taxes paid	$610	$2
Interest paid	5	14

Noncash financing activities:
Property, plant and equipment purchased but unpaid	(32)	(19)
Dividends declared but unpaid	(802)	-

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JUNE 27, 2021 AND JUNE 28, 2020

Note 1 – Interim Financial Statements

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

In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of June 27, 2021 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three months ended June 27, 2021 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 3, 2022. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 28, 2021.

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2022” or “2022” represent the 53-week period ending April 3, 2022 and references herein to “fiscal year 2021” or “2021” represent the 52-week period ended March 28, 2021.

Reclassifications: The Company has classified certain prior year information to conform to the amounts presented in the current year. None of the changes impact the Company’s previously reported financial position or results of operations.

Recently-Issued Accounting Standards: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the objective of which is to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. Because this methodology restricted the recognition of credit losses that are expected, but did not yet meet the “probable” threshold, ASU No. 2016-13 was issued to require the consideration of a broader range of reasonable and supportable information when determining estimates of credit losses. The ASU is to be applied using a modified retrospective approach, and the ASU could have been early-adopted in the fiscal year that began after December 15, 2018. When issued, ASU No. 2016-13 was required to be adopted no later than the fiscal year beginning after December 15, 2019, but on November 15, 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which provided for the deferral of the effective date of ASU No. 2016-13 for a registrant that is a smaller reporting company to the first interim period of the fiscal year beginning after December 15, 2022. Accordingly, the Company intends to adopt ASU No. 2016-13 effective as of April 3, 2023. Although the Company has not determined the full impact of the adoption of ASU No. 2016-13, because the Company assigns the majority of its trade accounts receivable under factoring agreements with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc., the Company does not believe that the adoption of the ASU will have a significant impact on the Company’s financial position, results of operations and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, the objective of which was to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU amended the FASB ASC in order to improve the consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The amendments contained in the ASU are required to be adopted for public entities in the first interim period of the fiscal year beginning after December 15, 2020. Accordingly, the Company adopted ASU No. 2019-12 effective as of March 29, 2021, which did not have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASUs issued which had become effective as of June 27, 2021, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Advertising Costs

The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $221,000 and $345,000 for the three months ended June 27, 2021 and June 28, 2020, respectively.

Note 3 – Other Accrued Liabilities

Amounts of $341,000 and $215,000 were recorded as other accrued liabilities at June 27, 2021 and March 28, 2021, respectively. Of these amounts, $24,000 and $85,000 at June 27, 2021 and March 28, 2021, respectively, reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers.

Note 4 – Segment and Related Information

The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products, developmental and bath toys and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath, developmental toy, feeding, baby care and disposable products for the three-month periods ended June 27, 2021 and June 28, 2020 are as follows (in thousands):

	Three-Month Periods Ended
	June 27, 2021	June 28, 2020
Bedding, blankets and accessories	$9,957	$10,017
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,755	6,188
Total net sales	$18,712	$16,205

Note 5 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.3 million and $1.2 million for the three months ended June 27, 2021 and June 28, 2020, respectively.

Note 6 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment at June 27, 2021 were the tax years ended March 28, 2021, March 29, 2020, March 31, 2019, April 1, 2018 and April 2, 2017.

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $23,000 and $13,000 during the three-month periods ended June 27, 2021 and June 28, 2020, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. The Company accrued interest and penalties associated with its reserve for unrecognized tax liabilities during the three-month periods ended June 27, 2021 and June 28, 2020 of $14,000 and $17,000, respectively, in the accompanying unaudited condensed consolidated statements of income for interest expense and penalties on the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired.

In August 2020, the Company was notified by the Franchise Tax Board of the State of California of its intention to examine the Company’s California income tax returns for the fiscal years ended March 31, 2019, April 1, 2018 and April 2, 2017. Further, in February 2021, the Company was notified by the U.S. Internal Revenue Service of its intention to examine the Company’s amended federal income tax return for the fiscal year ended April 2, 2017. The ultimate resolution of these examinations could include administrative or legal proceedings. Although management believes that the calculations and positions taken on these income tax returns and all other filed income tax returns are reasonable and justifiable, the outcome of these or any other examination could result in an adjustment to the position that the Company took on such income tax returns.

The Company recorded a discrete income tax benefit of $44,000 during the three-month period ended June 27, 2021 to reflect the aggregate effect of the excess tax benefits arising from the vesting of non-vested stock and the exercise of stock options. The Company recorded no such income tax benefit during the three-month period ended June 28, 2020.

Note 7 – Carousel Designs

The accompanying unaudited condensed consolidated statements of income include income, expenses and losses recognized in respect of the operating activities of Carousel Designs, LLC (“Carousel”), a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Company’s Board of Directors (the “Board”) approved the closure of Carousel due to its high costs, declining sales and operating and cash flow losses, as well as management’s determination that, due to post-COVID-19 competitive pressures in the infant, toddler and juvenile products segment within the consumer products industry, such losses were likely to continue. Accordingly, the operations of Carousel ceased on May 21, 2021.

During the three-month period ended June 27, 2021, Carousel experienced a gross loss of $647,000 resulting from the sale of inventory below cost and the recognition of charges of $344,000 associated with the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business.

Note 8 – Financing Arrangements

Factoring Agreements:         To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $64,000 and $45,000 for the three-month periods ended June 27, 2021 and June 28, 2020, respectively.

Credit Facility:         The Company’s credit facility as of June 27, 2021 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 1.0% or LIBOR plus 1.5%, and which is secured by a first lien on all assets of the Company. On May 13, 2021, the Company and CIT entered into an agreement whereby CIT’s lien on Carousel’s assets will be automatically released upon the sale of such assets.

The financing agreement was scheduled to mature on July 11, 2022, but on May 31, 2021 the financing agreement was amended to extend the maturity date to July 11, 2025 and to change the interest rates as reflected in the preceding paragraph. The financing agreement was also amended to provide for a transition from the LIBOR reference rate to its replacement at the appropriate time. At June 27, 2021, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option, which was 1.59% as of June 27, 2021. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 1.25% as of June 27, 2021, on daily negative balances, if any, held at CIT.

At June 27, 2021 and March 28, 2021, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of June 27, 2021.

Credit Concentration: The Company’s accounts receivable as of June 27, 2021 amounted to $17.5 million, net of allowances of $974,000. Of this amount, $16.7 million was due from CIT under the factoring agreements; an additional amount of $4.7 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $21.4 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit. The Company’s accounts receivable at March 28, 2021 amounted to $19.3 million, net of allowances of $723,000. Of this amount, $18.6 million was due from CIT under the factoring agreements; an additional amount of $602,000 was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $19.2 million represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Paycheck Protection Program Loan: On April 19, 2020, the Company executed a Note (the “Note”) in connection with a loan made pursuant to the Paycheck Protection Program (the “PPP Loan”), which is administered by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program Flexibility Act of 2020. The Note was entered into with CIT Bank, N.A. (the “Lender”) for the principal amount of $1,963,800 and accrued interest at 1.0% per year.

As authorized by the provisions of the CARES Act, the Company applied to the Lender for forgiveness of all or a portion of the PPP Loan. The Note would have matured on April 20, 2022, but on May 20, 2021, the PPP Loan was forgiven in full and the SBA remitted to the Lender on that date the principal amount of the Note of $1,963,800 and interest of $21,000 that had accrued from the funding date of April 20, 2020 through the forgiveness date of May 20, 2021. During the three months ended June 27, 2021, the Company recorded a gain on extinguishment of debt in the amount of $1,985,000 associated with the forgiveness of the PPP Loan, which has been presented below income from operations in the accompanying unaudited condensed consolidated statements of income.

Note 9 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of June 27, 2021 and March 28, 2021 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

On March 29, 2021, the Company performed the annual measurement for impairment of the goodwill of its reporting units and concluded that the estimated fair value of each of the Company’s reporting units exceeded their carrying values, and thus the goodwill of the Company’s reporting units was not impaired as of that date.

Note 10 – Other Intangible Assets

Other intangible assets as of June 27, 2021 and March 28, 2021 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of June 27, 2021 and March 28, 2021, the amortization expense for the three-month periods ended June 27, 2021 and June 28, 2020, and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended
	June 27,	March 28,	June 27,	March 28,	June 27,	June 28,
	2021	2021	2021	2021	2021	2020
Tradename and trademarks	$2,567	$2,567	$1,765	$1,722	$43	$61
Developed technology	-	-	-	-	-	28
Non-compete covenants	98	98	94	93	1	20
Patents	1,601	1,601	963	950	13	22
Customer relationships	7,374	7,374	5,784	5,712	72	78
Total other intangible assets	$11,640	$11,640	$8,606	$8,477	$129	$209

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$1	$2
Marketing and administrative expenses					128	207
Total amortization expense					$129	$209

Note 11 – Inventories

Major classes of inventory were as follows (in thousands):

	June 27, 2021	March 28, 2021
Raw Materials	$35	$453
Work in Process	-	19
Finished Goods	21,920	19,863
Total inventory	$21,955	$20,335

Note 12 – Leases

The Company made cash payments related to its recognized operating leases of $497,000 and $408,000 during the three months ended June 27, 2021 and June 28, 2020, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. As of June 27, 2021, the Company’s operating leases have a weighted-average remaining lease term of 2.4 years and the weighted-average discount rate is 3.6%.

During the three-month periods ended June 27, 2021 and June 28, 2020, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Periods Ended
	June 27, 2021	June 28, 2020
Cost of products sold	$400	$423
Marketing and administrative expenses	47	51
Total operating lease costs	$447	$474

The maturities of the Company’s operating lease liabilities as of June 27, 2021 are as follows (in thousands):

Fiscal Year
2022	$1,437
2023	1,896
2024	491
2025	187
2026	158
Total undiscounted operating lease payments	4,169
Less imputed interest	183
Operating lease liabilities - net	$3,986

Note 13 – Stock-based Compensation

The Company has two incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, grants may no longer be issued under the 2006 Plan. At June 27, 2021, 49 shares of the Company’s common stock were available for future issuance under the 2014 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares. During the three-month periods ended June 27, 2021 and June 28, 2020, the Company recorded stock-based compensation expense of $132,000 and $86,000, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of June 27, 2021.

Stock Options: The following table represents stock option activity for the three-month periods ended June 27, 2021 and June 28, 2020:

	Three-Month Periods Ended
	June 27, 2021		June 28, 2020
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.84	567,500	$6.86	517,500
Granted	7.98	158,000	4.92	110,000
Exercised	4.84	(30,000)	-	-
Outstanding at End of Period	7.18	695,500	6.52	627,500
Exercisable at End of Period	7.19	407,500	7.15	455,000

As of June 27, 2021, the intrinsic value of the outstanding and exercisable stock options was $527,000 and $358,000, respectively. The intrinsic value of the stock options exercised during the three-month period ended June 27, 2021 was $89,000. The Company did not receive any cash from the exercise of stock options during the three-month period ended June 27, 2021. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $34,000 during the three-month periods ended June 27, 2021. There were no stock options exercised during the three-month period ended June 28, 2020.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the three-month periods ended June 27, 2021 and June 28, 2020, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	June 27, 2021	June 28, 2020
Number of options issued	158,000	110,000
Grant date	June 9, 2021	June 10, 2020
Dividend yield	4.00%	6.50%
Expected volatility	35.00%	30.00%
Risk free interest rate	0.530%	0.275%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$7.98	$4.92
Fair value per option	$1.61	$0.56

During the three-month periods ended June 27, 2021 and June 28, 2020, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended June 27, 2021			Three-Month Period Ended June 28, 2020
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2019	$-	$-	$-	$3	$3	$6
2020	3	4	7	3	5	8
2021	4	16	20	-	1	1
2022	2	4	6	-	-	-

Total stock option compensation	$9	$24	$33	$6	$9	$15

As of June 27, 2021, total unrecognized stock option compensation expense amounted to $352,000, which will be recognized as the underlying stock options vest over a weighted-average period of 14.9 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Non-employee Directors: The following shares of non-vested stock were granted to the Company’s non-employee directors:

Number of Shares	Fair Value per Share	Grant Date
41,452	$5.79	August 12, 2020
46,512	5.16	August 14, 2019
28,000	5.43	August 8, 2018

These shares vest over a two-year period, assuming continued service. The fair value of the non-vested stock granted to the Company’s non-employee directors was based on the closing price of the Company’s common stock on the date of each grant.

Non-vested Stock Granted to Employees: The following shares of non-vested stock were granted to certain of the Company’s employees:

Number of Shares	Fair Value per Share	Grant Date	Vesting Date
25,000	$5.86	January 18, 2019	January 18, 2021
20,000	4.92	June 10, 2020	June 10, 2022
10,000	7.60	February 22, 2021	February 22, 2023
25,000	7.98	June 9, 2021	June 9, 2022

During the three-month periods ended June 27, 2021 and June 28, 2020, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended June 27, 2021			Three-Month Period Ended June 28, 2020
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2019	$-	$-	$-	$18	$19	$37
2020	-	30	30	-	30	30
2021	22	30	52	4	-	4
2022	17	-	17	-	-	-

Total stock grant compensation	$39	$60	$99	$22	$49	$71

As of June 27, 2021, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $431,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 7.7 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 14 – Subsequent Events

The Company has evaluated all events which have occurred between June 27, 2021 and the date that the accompanying consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain of the statements made in this Quarterly Report on Form 10-Q (this “Quarterly Report”) within this Item 2. and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates,” “intends,” “may,” “will,” “could,” “would” and variations of such words and similar expressions may identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, the impact of the COVID-19 pandemic on the Company’s business operations, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the Company’s ability to successfully integrate newly acquired businesses, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company’s results of operations and financial condition. The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in the Company’s expectations, whether as a result of new information, future events or otherwise.

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through two of its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. and Sassy Baby, Inc., in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. The Company’s products are marketed under Company-owned trademarks, under trademarks licensed from others and as private label goods. Sales of the Company’s products are made directly to retailers, such as mass merchants, large chain stores, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers.

The accompanying unaudited condensed consolidated statements of income include income, expenses and losses recognized in respect of the operating activities of Carousel, a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Board approved the closure of Carousel due to a history of high costs, declining sales and operating and cash flow losses, as well as management’s determination that such losses were likely to continue. Accordingly, the operations of Carousel ceased at the close of business on May 21, 2021.

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

A summary of certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources is set forth below, which should be read in conjunction with the accompanying consolidated financial statements and related notes included in the preceding sections of this Quarterly Report.

RESULTS OF OPERATIONS

The following table contains the results of operations for the three-month periods ended June 27, 2021 and June 28, 2020 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	June 27, 2021	June 28, 2020	$	%
Net sales by category:
Bedding, blankets and accessories	$9,957	$10,017	$(60)	-0.6%
Bibs, bath, developmental toy, feeding, baby care and disposable products	8,755	6,188	2,567	41.5%
Total net sales	18,712	16,205	2,507	15.5%
Cost of products sold	14,056	11,182	2,874	25.7%
Gross profit	4,656	5,023	(367)	-7.3%
% of net sales	24.9%	31.0%
Marketing and administrative expenses	3,366	3,380	(14)	-0.4%
% of net sales	18.0%	20.9%
Interest expense - net of interest income	13	4	9	225.0%
Gain on extinguishment of debt	1,985	-	1,985	-
Other expense (income) - net	(12)	(1)	(11)	1100.0%
Income tax expense	609	425	184	43.3%
Net income	2,665	1,215	1,450	119.3%
% of net sales	14.2%	7.5%

Net Sales: Sales increased to $18.7 million for the three-month period ended June 27, 2021, compared with $16.2 million for the three-month period ended June 28, 2020, an increase of $2.5 million, or 15.5%. Sales of bibs, bath, developmental toys, feeding, baby care and disposable products increased by $2.6 million and overall sales of bedding, blankets and accessories decreased by $60,000, which included a decrease of $863,000 due to the closure of Carousel. The increase in sales is due to higher sales at a major brick-and-mortar retailer, which has been partially offset by declines at an online retailer as consumers have begun to return to stores that previously had been impacted by the COVID-19 pandemic.

Gross Profit: Gross profit decreased by $367,000 and decreased from 31.0% of net sales for the three-month period ended June 28, 2020 to 24.9% of net sales for the three-month period ended June 27, 2021. The decrease in gross profit included the effect of a gross loss of $647,000 experienced by Carousel, which was the result of the sale of inventory below cost and the recognition of charges of $344,000 associated with the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business. The Company’s gross profit has also decreased because of increases in ocean-going freight costs. The effect of these decreases have been partially offset by the impact of the overall increase in net sales.

Marketing and Administrative Expenses: Marketing and administrative expenses were flat at $3.4 million for both the current and prior year three-month periods, but decreased to 18.0% of net sales for the three-month period ended June 27, 2021 from 20.9% of net sales for the three-month period ended June 28, 2020. As compared with the prior year period, the Company incurred in the current year period higher overall compensation costs of $154,000 and higher costs for outside services of $47,000, which were offset by lower costs for Carousel, including lower advertising costs of $149,000, and the elimination of $64,000 in amortization costs.

Gain on extinguishment of debt: On May 20, 2021, the PPP Loan was forgiven in full, which resulted in a gain on extinguishment of debt in the amount of $1,985,000 during the three-month period ended June 27, 2021.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 19.2% for the three-month period ended June 27, 2021. This estimated annual ETR includes no income tax expense from the gain on extinguishment of debt associated with the forgiveness of the PPP Loan, which will be permitted to be excluded from taxable income, the effect of which is expected to lower the estimated annual ETR for fiscal year 2022 by approximately four percentage points.

The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $23,000 and $13,000 during the three-month periods ended June 27, 2021 and June 28, 2020, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company recorded a discrete income tax benefit of $44,000 during the three-month period ended June 27, 2021 to reflect the aggregate effect of the excess tax benefits arising from the vesting of non-vested stock and the exercise of stock options. The Company recorded no such income tax benefit during the three-month period ended June 28, 2020.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 18.6% and 25.9% for the three-month periods ended June 27, 2021 and June 28, 2020, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the remainder of fiscal year 2022, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income, and the actual ETR for the year could differ materially from the Company’s estimates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $7.9 million for the three-month period ended June 28, 2020 to $5.0 million for the three-month period ended June 27, 2021. The decrease in the current year was the result of an increase of inventory in the current year of $1.6 million compared with a decrease of $402,000 in the prior year, as well as the non-cash gain on extinguishment of debt of $1,985,000 in the current year that was associated with the forgiveness of the PPP Loan and a decrease in accounts receivable in the current year that was of $863,000 lower than the decrease in the prior year. These decreases were offset by an increase in net income of $1.5 million and an increase in accounts payable in the current year that was $707,000 higher than the increase in the prior year.

Net cash used in investing activities increased from $50,000 in the prior year to $75,000 in the current year, due to higher capital expenditures.

Net cash used in financing activities decreased from $1.4 million in the prior year to $834,000 in the current year, due to financing activities that occurred in the prior year and were not repeated in the current year, primarily net repayments under the revolving line of credit of $2.6 million and the receipt of $1,964,000 in proceeds from the PPP Loan.

At June 27, 2021, there was no balance owed on the Company’s revolving line of credit with CIT, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, then the Company must choose to either assume the credit risk for shipments after the date of such termination or limitation or discontinue shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $64,000 and $45,000 for the three-month periods ended June 27, 2021 and June 28, 2020, respectively.

The Company continues to monitor the impact of the COVID-19 pandemic on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertainty as to the duration and widespread nature of the COVID-19 pandemic, the success rates of the vaccines on COVID-19 and the variants thereof, and the extent to which the vaccines will be accepted and effectively administered, the Company cannot currently predict the long-term impact of the COVID-19 pandemic on its operations and financial results.

The uncertainties associated with the COVID-19 pandemic include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers, consumer sentiment in general, and traffic within the retail stores that carry the Company’s products. The COVID-19 pandemic could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company’s products, all in an effort to mitigate such effects. Conditions surrounding COVID-19 change rapidly, and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, the Company believes that its anticipated cash flow from operations and the availability under its revolving line of credit are sufficient to fund the Company’s requirements for working capital and capital expenditures for at least the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks that could affect the Company, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 28, 2021.

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no balance outstanding on its floating rate debt as of June 27, 2021.

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

MARKET CONCENTRATION RISK

The Company’s financial results are closely tied to sales to its top two customers, which represented approximately 68% of the Company’s gross sales in fiscal year 2021. In addition, 41% of the Company’s gross sales in fiscal year 2021 consisted of licensed products, which included 34% of sales associated with the Company’s license agreements with affiliated companies of the Walt Disney Company. The Company’s results could be materially impacted by the loss of one or more of these licenses.

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

During the three-month period ended June 27, 2021, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 of the Company’s annual report on Form 10-K for the year ended March 28, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this Quarterly Report as follows:

Exhibit Number		Description of Exhibit

3.1		Amended and Restated Certificate of Incorporation of the Company (1)

3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3		Bylaws of the Company, as amended and restated through November 15, 2016 (3)

10.1		Liquidation Agreement dated as of May 13, 2021 by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc. and Carousel Designs, LLC and The CIT Group/Commercial Services, Inc. (4)

10.2

Fourteenth Amendment to Financing Agreement dated as of May 31, 2021 by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc. and Carousel Designs, LLC and The CIT Group/Commercial Services, Inc. (5)

31.1		Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (6)

31.2		Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (6)

32.1		Section 1350 Certification by the Company’s Chief Executive Officer (6)

32.2		Section 1350 Certification by the Company’s Chief Financial Officer (6)

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with registrant’s Form 10-Q for the quarterly period ended June 27, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i)         Unaudited Condensed Consolidated Balance Sheets;

(ii)        Unaudited Condensed Consolidated Statements of Income;

(iii)       Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity;

(iv)       Unaudited Condensed Consolidated Statements of Cash Flows; and

(v)        Notes to Unaudited Condensed Consolidated Financial Statements.

104		Cover page Interactive Data File pursuant to Rule 406 of SEC Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

	(1)	Incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
	(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K dated August 9, 2011.
	(3)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K dated November 16, 2016.
	(4)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021.
	(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K dated June 3, 2021.
	(6)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: August 11, 2021	By:	/s/ Craig J. Demarest
CRAIG J. DEMAREST Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)