Form 10-Q
period 2021-09-26
CROWN CRAFTS INC
filed 2021-11-10
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2021

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 25, 2021 was 10,077,570.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 26, 2021 (UNAUDITED) AND MARCH 28, 2021
(amounts in thousands, except share and per share amounts)

	September 26, 2021	March 28, 2021

ASSETS
Current assets:
Cash and cash equivalents	$1,904	$613
Accounts receivable (net of allowances of $1,490 at September 26, 2021 and $723 at March 28, 2021):
Due from factor	17,221	18,604
Other	1,264	734
Inventories	24,234	20,335
Prepaid expenses	716	1,184
Total current assets	45,339	41,470

Operating lease right of use assets	3,249	4,068

Property, plant and equipment - at cost:
Vehicles	171	171
Leasehold improvements	429	425
Machinery and equipment	3,442	3,152
Furniture and fixtures	345	345
Property, plant and equipment - gross	4,387	4,093
Less accumulated depreciation	2,946	2,635
Property, plant and equipment - net	1,441	1,458

Finite-lived intangible assets - at cost:
Customer relationships	7,374	7,374
Other finite-lived intangible assets	4,266	4,266
Finite-lived intangible assets - gross	11,640	11,640
Less accumulated amortization	8,736	8,477
Finite-lived intangible assets - net	2,904	3,163

Goodwill	7,125	7,125
Deferred income taxes	429	706
Other	89	92
Total Assets	$60,576	$58,082

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,499	$5,539
Accrued wages and benefits	1,207	2,216
Accrued royalties	1,078	410
Dividends payable	806	800
Operating lease liabilities, current	1,800	1,802
Other accrued liabilities	152	215
Current maturities of long-term debt	-	1,964
Total current liabilities	12,542	12,946

Non-current liabilities:
Operating lease liabilities, noncurrent	1,733	2,641
Reserve for unrecognized tax liabilities	701	630
Total non-current liabilities	2,434	3,271

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at September 26, 2021 and March 28, 2021; Issued 12,924,918 shares at September 26, 2021 and 12,809,753 shares at March 28, 2021	129	128
Additional paid-in capital	55,335	54,748
Treasury stock - at cost - 2,849,846 shares at September 26, 2021 and 2,811,446 shares at March 28, 2021	(15,498)	(15,202)
Retained Earnings	5,634	2,191
Total shareholders' equity	45,600	41,865
Total Liabilities and Shareholders' Equity	$60,576	$58,082

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 26, 2021 AND SEPTEMBER 27, 2020
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Net sales	$20,220	$21,659	$38,932	$37,864
Cost of products sold	14,152	14,565	28,208	25,747
Gross profit	6,068	7,094	10,724	12,117
Marketing and administrative expenses	3,164	3,802	6,530	7,182
Income from operations	2,904	3,292	4,194	4,935
Other (expense) income:
Interest expense - net of interest income	(3)	(1)	(16)	(5)
Gain on extinguishment of debt	-	-	1,985	-
Loss on sale of property, plant and equipment	(3)	-	(3)	-
Other - net	80	(1)	92	-
Income before income tax expense	2,978	3,290	6,252	4,930
Income tax expense	592	803	1,201	1,228
Net income	$2,386	$2,487	$5,051	$3,702

Weighted average shares outstanding:
Basic	10,053	10,208	10,028	10,189
Effect of dilutive securities	41	6	43	4
Diluted	10,094	10,214	10,071	10,193

Earnings per share - basic and diluted	$0.24	$0.24	$0.50	$0.36

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 26, 2021 AND SEPTEMBER 27, 2020

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - June 28, 2020	12,623,301	$126	(2,436,494)	$(12,408)	$53,696	$2,323	$43,737

Issuance of shares	41,452	1	-	-	-	-	1
Stock-based compensation	-	-	-	-	100	-	100
Acquisition of treasury stock							-
Net income	-	-	-	-	-	2,487	2,487
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(818)	(818)
Balances - September 27, 2020	12,664,753	$127	(2,436,494)	$(12,408)	$53,796	$3,992	$45,507

Balances - June 27, 2021	12,864,753	$129	(2,834,434)	$(15,381)	$55,024	$4,054	$43,826

Issuance of shares	60,165	-	-	-	103	-	103
Stock-based compensation	-	-	-	-	208	-	208
Acquisition of treasury stock	-	-	(15,412)	(117)	-	-	(117)
Net income	-	-	-	-	-	2,386	2,386
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(806)	(806)
Balances - September 26, 2021	12,924,918	$129	(2,849,846)	$(15,498)	$55,335	$5,634	$45,600

	Six-Month Periods
Balances - March 29, 2020	12,603,301	$126	(2,436,494)	$(12,408)	$53,610	$1,108	$42,436

Issuance of shares	61,452	1	-	-	-	-	1
Stock-based compensation	-	-	-	-	186	-	186
Net income	-	-	-	-	-	3,702	3,702
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(818)	(818)
Balances - September 27, 2020	12,664,753	$127	(2,436,494)	$(12,408)	$53,796	$3,992	$45,507

Balances - March 28, 2021	12,809,753	$128	(2,811,446)	$(15,202)	$54,748	$2,191	$41,865

Issuance of shares	115,165	1	-	-	247	-	248
Stock-based compensation	-	-	-	-	340	-	340
Acquisition of treasury stock	-	-	(38,400)	(296)	-	-	(296)
Net income	-	-	-	-	-	5,051	5,051
Dividends declared on common stock - $0.16 per share	-	-	-	-	-	(1,608)	(1,608)
Balances - September 26, 2021	12,924,918	$129	(2,849,846)	$(15,498)	$55,335	$5,634	$45,600

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED SEPTEMBER 26, 2021 AND SEPTEMBER 27, 2020
(amounts in thousands)

	Six-Month Periods Ended
	September 26, 2021	September 27, 2020
Operating activities:
Net income	$5,051	$3,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	311	370
Amortization of intangibles	259	403
Amortization of right of use assets	893	949
Deferred income taxes	277	(28)
Gain on extinguishment of debt	(1,985)	-
Loss on sale of property, plant and equipment	3	-
Reserve for unrecognized tax liabilities	71	64
Stock-based compensation	340	186
Changes in assets and liabilities:
Accounts receivable	853	(994)
Inventories	(3,899)	(1,459)
Prepaid expenses	468	499
Other assets	3	-
Lease liabilities	(984)	(811)
Accounts payable	1,916	5,041
Accrued liabilities	(383)	366
Net cash provided by operating activities	3,194	8,288
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(273)	(312)
Proceeds from sale of property, plant and equipment	20	-
Net cash used in investing activities	(253)	(312)
Financing activities:
Repayments under revolving line of credit	(5,809)	(4,598)
Borrowings under revolving line of credit	5,809	2,020
Proceeds from long-term debt	-	1,964
Purchase of treasury stock from related parties	(296)	-
Issuance of common stock	248	1
Dividends paid	(1,602)	(813)
Net cash used in financing activities	(1,650)	(1,426)
Net increase in cash and cash equivalents	1,291	6,550
Cash and cash equivalents at beginning of period	613	282
Cash and cash equivalents at end of period	$1,904	$6,832

Supplemental cash flow information:
Income taxes paid	$932	$1,447
Interest paid	6	14

Noncash activities:
Property, plant and equipment purchased but unpaid	(44)	(40)
Dividends declared but unpaid	(806)	(818)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 26, 2021 AND SEPTEMBER 27, 2020

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

In the opinion of the Company’s management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of September 26, 2021 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and six-month periods ended September 26, 2021 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 3, 2022. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 28, 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, the objective of which is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU amended the FASB ASC in order to improve the consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The amendments contained in the ASU are required to be adopted for public entities in the first interim period of the fiscal year beginning after December 15, 2020. Accordingly, the Company adopted ASU No. 2019-12 effective as of March 29, 2021, which did not have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASUs issued which had become effective as of September 26, 2021, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Advertising Costs

The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $129,000 and $314,000 for the three months ended September 26, 2021 and September 27, 2020, respectively, and amounted to $350,000 and $659,000 for the six months ended September 26, 2021 and September 27, 2020, respectively.

Note 3 – Other Accrued Liabilities

Amounts of $152,000 and $215,000 were recorded as other accrued liabilities at September 26, 2021 and March 28, 2021, respectively. Of these amounts, $63,000 and $85,000 at September 26, 2021 and March 28, 2021, respectively, reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers.

Note 4 – Segment and Related Information

The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding, bibs, soft bath products, disposable products, developmental and bath toys and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath, developmental toy, feeding, baby care and disposable products for the three and six-month periods ended September 26, 2021 and September 27, 2020 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Bedding, blankets and accessories	$11,101	$13,042	$21,058	$23,059
Bibs, bath, developmental toy, feeding, baby care and disposable products	9,119	8,617	17,874	14,805
Total net sales	$20,220	$21,659	$38,932	$37,864

Note 5 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited consolidated statements of income and amounted to $1.4 million and $1.6 million for the three-month periods ended September 26, 2021 and September 27, 2020, respectively, and amounted to $2.7 million and $2.8 million for the six-month periods ended September 26, 2021 and September 27, 2020, respectively.

Note 6 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to federal or state audit or other adjustment as of September 26, 2021 were the fiscal years ended March 28, 2021, March 29, 2020, March 31, 2019, April 1, 2018 and April 2, 2017.

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $22,000 and $20,000 during the three months ended September 26, 2021 and September 27, 2020, respectively, and $45,000 and $33,000 during the six months ended September 26, 2021 and September 27, 2020, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. The Company accrued interest expense and penalties on the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired of $12,000 and $14,000 during the three-month periods ended September 26, 2021 and September 27, 2020, respectively, and $26,000 and $31,000 during the six-month periods ended September 26, 2021 and September 27, 2020, respectively, in the accompanying unaudited condensed consolidated statements.

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

The Company recorded discrete income tax benefits of $28,000 and $72,000 during the three and six-month periods ended September 26, 2021, respectively, to reflect the aggregate effect of the excess tax benefits arising from the exercise of stock options and the vesting of non-vested stock. The Company recorded discrete income tax charges of $4,000 during each of the three and six-month periods ended September 27, 2020 to reflect the net effects of the tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock.

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

During the three and six-month periods ended September 26, 2021, Carousel experienced a gross loss of $41,000 and $688,000, respectively. The gross loss was the result of the sale of inventory below cost and, for the three-month period ended June 27, 2021 and the six-month period ended September 26, 2021, the recognition of charges of $334,000 related to the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $85,000 during each of the three-month periods ended September 26, 2021 and September 27, 2020, and $149,000 and $130,000 during the six-month periods ended September 26, 2021 and September 27, 2020, respectively.

Credit Facility:         The Company’s credit facility as of September 26, 2021 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 1.0% or LIBOR plus 1.5%, and which is secured by a first lien on all assets of the Company. On May 13, 2021, the Company and CIT entered into an agreement whereby CIT’s lien on Carousel’s assets will be automatically released upon the sale of such assets.

The financing agreement was scheduled to mature on July 11, 2022, but on May 31, 2021 the financing agreement was amended to extend the maturity date to July 11, 2025 and to change the interest rates as reflected in the preceding paragraph. The financing agreement was also amended to provide for a transition from the LIBOR reference rate to its replacement at the appropriate time. At September 26, 2021, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option, which was 1.58% as of September 26, 2021. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 1.25% as of September 26, 2021, on daily negative balances, if any, held at CIT.

At September 26, 2021 and March 28, 2021, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of September 26, 2021.

Credit Concentration: The Company’s accounts receivable as of September 26, 2021 amounted to $18.5 million, net of allowances of $1.5 million. Of this amount, $17.2 million was due from CIT under the factoring agreements; an additional amount of $1.8 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $19.0 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit. The Company’s accounts receivable at March 28, 2021 amounted to $19.3 million, net of allowances of $723,000. Of this amount, $18.6 million was due from CIT under the factoring agreements; an additional amount of $602,000 was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $19.2 million represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

As authorized by the provisions of the CARES Act, the Company applied to the Lender for forgiveness of all or a portion of the PPP Loan. The Note would have matured on April 20, 2022, but on May 20, 2021, the PPP Loan was forgiven in full and the SBA remitted to the Lender on that date the principal amount of the Note of $1,963,800 and interest of $21,000 that had accrued from the funding date of April 20, 2020 through the forgiveness date of May 20, 2021. During the three months ended June 27, 2021 and the six months ended September 26, 2021, the Company recorded a gain on extinguishment of debt in the amount of $1,985,000 associated with the forgiveness of the PPP Loan, which has been presented below income from operations in the accompanying unaudited condensed consolidated statements of income.

Note 9 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of September 26, 2021 and March 28, 2021 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Note 10 – Other Intangible Assets

Other intangible assets as of September 26, 2021 and March 28, 2021 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of September 26, 2021 and March 28, 2021, the amortization expense for the three and six-month periods ended September 26, 2021 and September 27, 2020, and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Six-Month Periods Ended
	September	March	September	March	September	September	September	September
	26, 2021	28, 2021	26, 2021	28, 2021	26, 2021	27, 2020	26, 2021	27, 2020
Tradename and trademarks	$2,567	$2,567	$1,807	$1,722	$42	$61	$85	$122
Developed technology	-	-	-	-	-	27	-	55
Non-compete covenants	98	98	96	93	2	20	3	40
Patents	1,601	1,601	977	950	14	13	27	35
Customer relationships	7,374	7,374	5,856	5,712	72	73	144	151
Total other intangible assets	$11,640	$11,640	$8,736	$8,477	$130	$194	$259	$403

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$2	$1	$3	$3
Marketing and administrative expenses					128	193	256	400
Total amortization expense					$130	$194	$259	$403

Note 11 – Inventories

Major classes of inventory were as follows (in thousands):

	September 26, 2021	March 28, 2021
Raw Materials	$27	$453
Work in Process	-	19
Finished Goods	24,207	19,863
Total inventory	$24,234	$20,335

Note 12 – Leases

The Company made cash payments related to its recognized operating leases of $487,000 and $403,000 during the three months ended September 26, 2021 and September 27, 2020, respectively, and $984,000 and $811,000 during the six months ended September 26, 2021 and September 27, 2020, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. As of September 26, 2021, the Company’s operating leases have a weighted-average remaining lease term of 2.2 years and the weighted-average discount rate is 3.6%.

During the three and six-month periods ended September 26, 2021 and September 27, 2020, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Cost of products sold	$402	$424	$802	$847
Marketing and administrative expenses	44	51	91	102
Total operating lease costs	$446	$475	$893	$949

The maturities of the Company’s operating lease liabilities as of September 26, 2021 are as follows (in thousands):

Fiscal Year
2022	$949
2023	1,896
2024	491
2025	187
2026	158
Total undiscounted operating lease payments	3,681
Less imputed interest	148
Operating lease liabilities - net	$3,533

Note 13 – Stock-based Compensation

The Company has three incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”), the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) and the 2021 Incentive Plan (the “2021 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting and the 2021 Plan by the Company’s stockholders at the Company’s 2021 annual meeting, grants may no longer be issued under either the 2006 Plan or the 2014 Plan. At September 26, 2021, 1,159,835 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares. The Company recorded stock-based compensation expense of $208,000 and $100,000 during the three-month periods ended September 26, 2021 and September 27, 2020, respectively, and $340,000 and $186,000 during the six-month periods ended September 26, 2021 and September 27, 2020, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of September 26, 2021.

Stock Options: The following table represents stock option activity for the six-month periods ended September 26, 2021 and September 27, 2020:

	Six-Month Periods Ended
	September 26, 2021		September 27, 2020
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.84	567,500	$6.86	517,500
Granted	7.98	158,000	4.92	110,000
Exercised	4.96	(50,000)	-	-
Forfeited	4.92	(5,000)	-	-
Outstanding at End of Period	7.26	670,500	6.52	627,500
Exercisable at End of Period	7.30	387,500	7.15	455,000

As of September 26, 2021, the intrinsic value of the outstanding and exercisable stock options was $429,000 and $292,000, respectively. The intrinsic value of the stock options exercised during the three and six months ended September 26, 2021 was $49,000 and $138,000, respectively.

The Company did not receive any cash from the exercise of stock options during either of the three or six-month periods ended September 26, 2021. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $14,000 and $48,000 during the three and six-month periods ended September 26, 2021, respectively. There were no stock options exercised during either of the three or six-month periods ended September 27, 2020.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the six months ended September 26, 2021 and September 27, 2020, which options vest over a two-year period, assuming continued service.

	Six-Month Periods Ended
	September 26, 2021	September 27, 2020
Number of options issued	158,000	110,000
Grant date	June 9, 2021	June 10, 2020
Dividend yield	4.00%	6.50%
Expected volatility	35.00%	30.00%
Risk free interest rate	0.530%	0.275%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$7.98	$4.92
Fair value per option	$1.61	$0.56

During the three-month periods ended September 26, 2021 and September 27, 2020, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended September 26, 2021			Three-Month Period Ended September 27, 2020
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2020	$-	$-	$-	$2	$3	$5
2021	3	7	10	4	4	8
2022	9	28	37	-	-	-

Total stock option compensation	$12	$35	$47	$6	$7	$13

During the six-month periods ended September 26, 2021 and September 27, 2020, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Six-Month Period Ended September 26, 2021			Six-Month Period Ended September 27, 2020
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2019	$-	$-	$-	$3	$3	$6
2020	3	4	7	5	8	13
2021	7	23	30	4	5	9
2022	11	32	43	-	-	-

Total stock option compensation	$21	$59	$80	$12	$16	$28

As of September 26, 2021, total unrecognized stock option compensation expense amounted to $303,000, which will be recognized as the underlying stock options vest over a weighted-average period of 15.0 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Directors: The following shares of non-vested stock were granted to the Company’s directors:

Number of Shares	Fair Value per Share	Grant Date	Vesting Period (Years)
40,165	$7.47	August 11, 2021	One
41,452	5.79	August 12, 2020	Two
46,512	5.16	August 14, 2019	Two
28,000	5.43	August 8, 2018	Two

These shares vest over the periods indicated, assuming continued service. The fair value of the non-vested stock granted to the Company’s directors was based on the closing price of the Company’s common stock on the date of each grant. In August 2021 and August 2020, 43,984 and 37,256 shares that had been granted to the Company’s directors vested, having an aggregate value of $327,000 and $179,000, respectively.

Non-vested Stock Granted to Employees: The following shares of non-vested stock were granted to certain of the Company’s employees:

Number of Shares	Fair Value per Share	Grant Date	Vesting Date
25,000	$5.86	January 18, 2019	January 18, 2021
20,000	4.92	June 10, 2020	June 10, 2022
10,000	7.60	February 22, 2021	February 22, 2023
25,000	7.98	June 9, 2021	June 9, 2022

During the three and six-month periods ended September 26, 2021 and September 27, 2020, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
Stock Granted in Fiscal Year	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
2019	$-	$25	$-	$62
2020	10	30	40	60
2021	52	32	104	36
2022	99	-	116	-

Total stock grant compensation	$161	$87	$260	$158

As of September 26, 2021, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $570,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 10.2 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 14 – Subsequent Events

The Company has evaluated all events which have occurred between September 26, 2021 and the date that the accompanying unaudited condensed consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three and six-month periods ended September 26, 2021 and September 27, 2020 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	September 26, 2021	September 27, 2020	$	%	September 26, 2021	September 27, 2020	$	%
Net sales by category:
Bedding, blankets and accessories	$11,101	$13,042	$(1,941)	-14.9%	$21,058	$23,059	$(2,001)	-8.7%
Bibs, bath, developmental toy, feeding, baby care and disposable products	9,119	8,617	502	5.8%	17,874	14,805	3,069	20.7%
Total net sales	20,220	21,659	(1,439)	-6.6%	38,932	37,864	1,068	2.8%
Cost of products sold	14,152	14,565	(413)	-2.8%	28,208	25,747	2,461	9.6%
Gross profit	6,068	7,094	(1,026)	-14.5%	10,724	12,117	(1,393)	-11.5%
% of net sales	30.0%	32.8%			27.5%	32.0%
Marketing and administrative expenses	3,164	3,802	(638)	-16.8%	6,530	7,182	(652)	-9.1%
% of net sales	15.6%	17.6%			16.8%	19.0%
Interest expense - net of interest income	3	1	2	200.0%	16	5	11	220.0%
Gain on extinguishment of debt	-	-	-	-	1,985	-	1,985
Other expense (income) - net	(77)	1	(78)	-7800.0%	(89)	-	(89)
Income tax expense	592	803	(211)	-26.3%	1,201	1,228	(27)	-2.2%
Net income	2,386	2,487	(101)	-4.1%	5,051	3,702	1,349	36.4%
% of net sales	11.8%	11.5%			13.0%	9.8%

Net Sales: Sales decreased to $20.2 million for the three months ended September 26, 2021, compared with $21.7 million for the three months ended September 27, 2020, a decrease of $1.4 million, or 6.6%. Sales of bedding, blankets and accessories decreased by $1.9 million, which included a decrease of $1.5 million due to the closure of Carousel. These decreases were partially offset by an increase of $502,000 in sales of bibs, bath, developmental toys, feeding, baby care and disposable products. Sales increased to $38.9 million for the six-month period ended September 26, 2021, compared with $37.9 million for the six-month period ended September 27, 2020, an increase of $1.1 million, or 2.8%. Sales of bibs, bath, developmental toys, feeding, baby care and disposable products increased by $3.1 million. This increase was partially offset by a decrease of $2.0 million in sales of bedding, blankets and accessories, which included a decrease of $2.3 million due to the closure of Carousel. The increases in sales during the comparable six-month periods are due to a strong new modular set and higher replenishment orders at a major retailer.

Gross Profit: Gross profit decreased by $1.0 million and decreased from 32.8% of net sales for the three-month period ended September 27, 2020 to 30.0% of net sales for the three-month period ended September 26, 2021. The decrease in gross profit included the effect of the closure of Carousel, which recognized a gross profit of $629,000 in the prior year period. Gross profit decreased by $1.4 million and decreased from 32.0% of net sales for the six-month period ended September 27, 2020 to 27.5% of net sales for the six-month period ended September 26, 2021. The closure of Carousel resulted in a $1.9 million decrease in gross profit, which in the current year period included the sale of inventory below cost and the recognition of charges of $334,000 associated with the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business. The Company’s gross profit has also been impacted in both the three and six-month periods of the current year because of increases in ocean-going freight costs.

Marketing and Administrative Expenses: Marketing and administrative expenses decreased by $638,000, and decreased from 17.6% of net sales for the three-month period ended September 27, 2020 to 15.6% of net sales for the three-month period ended September 26, 2021. Marketing and administrative expenses decreased by $652,000, and decreased from 19.0% of net sales for the six months ended September 27, 2020 to 16.8% of net sales for the six months ended September 26, 2021. The decrease in amounts for the current year periods included lower charges incurred by Carousel of $547,000 for the three-month period and $807,000 for the six-month period.

Gain on extinguishment of debt: On May 20, 2021, the PPP Loan was forgiven in full, which resulted in a gain on extinguishment of debt in the amount of $1,985,000 during the three-month period ended June 27, 2021 and the six-month period ended September 26, 2021.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 19.6% for the six-month period ended September 26, 2021. This estimated annual ETR includes no income tax expense from the gain on extinguishment of debt associated with the forgiveness of the PPP Loan, which will be permitted to be excluded from taxable income, the effect of which is expected to lower the estimated annual ETR for fiscal year 2022 by approximately four percentage points.

The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $22,000 and $20,000 during the three-month periods ended September 26, 2021 and September 27, 2020, respectively, and $45,000 and $33,000 during the six-month periods ended September 26, 2021 and September 27, 2020, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company recorded discrete income tax benefits of $28,000 and $72,000 during the three and six-month periods ended September 26, 2021, respectively, to reflect the aggregate effect of the excess tax benefits arising from the exercise of stock options and the vesting of non-vested stock. The Company recorded discrete income tax charges of $4,000 during each of the three and six-month periods ended September 27, 2020 to reflect the net effects of the tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 19.2% and 24.9% for the six-month periods ended September 26, 2021 and September 27, 2020, respectively.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $8.3 million for the six-month period ended September 27, 2020 to $3.2 million for the six-month period ended September 26, 2021. The decrease in the current year was the result of an increase in accounts payable in the current year that was $3.1 million lower than the increase in the prior year; an increase of inventory in the current year that was $2.4 million higher than the increase the prior year; and the non-cash gain on extinguishment of debt of $1,985,000 in the current year that was associated with the forgiveness of the PPP Loan. These decreases were offset by an increase in accounts receivable in the current year of $853,000 compared with a decrease in the prior year of $994,000, and an increase in net income of $1.3 million.

Net cash used in investing activities was nearly flat, decreasing from $312,000 in the prior year to $253,000 in the current year.

Net cash used in financing activities increased from $1.4 million in the prior year to $1.7 million in the current year. Financing activities in the prior year included the receipt of $1,964,000 in proceeds from the PPP Loan that were not repeated in the current year. Also, dividends paid in the current year were $789,000 higher than in the prior year. These financing activities were offset by net repayments under the revolving line of credit in the prior year of $2.6 million that were not repeated in the current year.

At September 26, 2021, there was no balance owed on the Company’s revolving line of credit with CIT, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, then the Company must choose to either assume the credit risk for shipments after the date of such termination or limitation or discontinue shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $85,000 during each of the three-month periods ended September 26, 2021 and September 27, 2020, and $149,000 and $130,000 during the six-month periods ended September 26, 2021 and September 27, 2020, respectively.

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

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no balance outstanding on its floating rate debt as of September 26, 2021.

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

During the three-month period ended September 26, 2021, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s annual report on Form 10-K for the year ended March 28, 2021.

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

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with registrant’s Form 10-Q for the quarterly period ended September 26, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i)         Unaudited Condensed Consolidated Balance Sheets;

(ii)        Unaudited Condensed Consolidated Statements of Income;

(iii)       Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity;

(iv)       Unaudited Condensed Consolidated Statements of Cash Flows; and

(v)        Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File pursuant to Rule 406 of SEC Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

(1)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K dated August 9, 2011.
(3)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K dated November 16, 2016.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: November 10, 2021	/s/ Craig J. Demarest
CRAIG J. DEMAREST
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)