Form 10-Q
period 2021-12-26
CROWN CRAFTS INC
filed 2022-02-09
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2021

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 25, 2022 was 10,080,220.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 26, 2021 (UNAUDITED) AND MARCH 28, 2021
(amounts in thousands, except share and per share amounts)

	December 26, 2021	March 28, 2021

ASSETS
Current assets:
Cash and cash equivalents	$2,052	$613
Accounts receivable (net of allowances of $1,525 at December 26, 2021 and $723 at March 28, 2021):
Due from factor	19,779	18,604
Other	1,223	734
Inventories	24,467	20,335
Prepaid expenses	1,394	1,184
Total current assets	48,915	41,470

Operating lease right of use assets	2,838	4,068

Property, plant and equipment - at cost:
Vehicles	171	171
Leasehold improvements	429	425
Machinery and equipment	3,517	3,152
Furniture and fixtures	345	345
Property, plant and equipment - gross	4,462	4,093
Less accumulated depreciation	3,110	2,635
Property, plant and equipment - net	1,352	1,458

Finite-lived intangible assets - at cost:
Customer relationships	7,374	7,374
Other finite-lived intangible assets	4,266	4,266
Finite-lived intangible assets - gross	11,640	11,640
Less accumulated amortization	8,866	8,477
Finite-lived intangible assets - net	2,774	3,163

Goodwill	7,125	7,125
Deferred income taxes	386	706
Other	89	92
Total Assets	$63,479	$58,082

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,773	$5,539
Accrued wages and benefits	1,764	2,216
Accrued royalties	1,266	410
Dividends payable	4,338	800
Operating lease liabilities, current	1,816	1,802
Other accrued liabilities	612	215
Current maturities of long-term debt	-	1,964
Total current liabilities	17,569	12,946

Non-current liabilities:
Operating lease liabilities, noncurrent	1,274	2,641
Reserve for unrecognized tax liabilities	734	630
Total non-current liabilities	2,008	3,271

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at December 26, 2021 and March 28, 2021; Issued 12,944,918 shares at December 26, 2021 and 12,809,753 shares at March 28, 2021	129	128
Additional paid-in capital	55,655	54,748
Treasury stock - at cost - 2,864,698 shares at December 26, 2021 and 2,811,446 shares at March 28, 2021	(15,614)	(15,202)
Retained Earnings	3,732	2,191
Total shareholders' equity	43,902	41,865
Total Liabilities and Shareholders' Equity	$63,479	$58,082

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 26, 2021 AND DECEMBER 27, 2020
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Net sales	$22,742	$19,476	$61,674	$57,340
Cost of products sold	16,572	13,323	44,780	39,070
Gross profit	6,170	6,153	16,894	18,270
Marketing and administrative expenses	3,094	3,420	9,624	10,602
Income from operations	3,076	2,733	7,270	7,668
Other (expense) income:
Interest expense - net of interest income	(14)	(3)	(30)	(8)
Gain on extinguishment of debt	-	-	1,985	-
Loss on sale of property, plant and equipment	-	(4)	(3)	(4)
Other - net	(25)	(3)	67	(3)
Income before income tax expense	3,037	2,723	9,289	7,653
Income tax expense	605	582	1,806	1,810
Net income	$2,432	$2,141	$7,483	$5,843

Weighted average shares outstanding:
Basic	10,078	10,208	10,045	10,195
Effect of dilutive securities	29	16	30	5
Diluted	10,107	10,224	10,075	10,200

Earnings per share - basic and diluted	$0.24	$0.21	$0.74	$0.57

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 26, 2021 AND DECEMBER 27, 2020

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - September 27, 2020	12,664,753	$127	(2,436,494)	$(12,408)	$53,796	$3,992	$45,507

Issuance of shares	95,000	1	-	-	519	-	520
Stock-based compensation	-	-	-	-	103	-	103
Acquisition of treasury stock	-	-	(330,095)	(2,450)	-	-	(2,450)
Net income	-	-	-	-	-	2,141	2,141
Dividend declared on common stock - $0.33 per share	-	-	-	-	-	(3,380)	(3,380)
Balances - December 27, 2020	12,759,753	$128	(2,766,589)	$(14,858)	$54,418	$2,753	$42,441

Balances - September 26, 2021	12,924,918	$129	(2,849,846)	$(15,498)	$55,335	$5,634	$45,600

Issuance of shares	20,000	-	-	-	96	-	96
Stock-based compensation	-	-	-	-	224	-	224
Acquisition of treasury stock	-	-	(14,852)	(116)	-	-	(116)
Net income	-	-	-	-	-	2,432	2,432
Dividend declared on common stock - $0.43 per share	-	-	-	-	-	(4,334)	(4,334)
Balances - December 26, 2021	12,944,918	$129	(2,864,698)	$(15,614)	$55,655	$3,732	$43,902

	Nine-Month Periods
Balances - March 29, 2020	12,603,301	$126	(2,436,494)	$(12,408)	$53,610	$1,108	$42,436

Issuance of shares	156,452	2	-	-	519	-	521
Stock-based compensation	-	-	-	-	289	-	289
Acquisition of treasury stock	-	-	(330,095)	(2,450)	-	-	(2,450)
Net income	-	-	-	-	-	5,843	5,843
Dividend declared on common stock - $0.41 per share	-	-	-	-	-	(4,198)	(4,198)
Balances - December 27, 2020	12,759,753	$128	(2,766,589)	$(14,858)	$54,418	$2,753	$42,441

Balances - March 28, 2021	12,809,753	$128	(2,811,446)	$(15,202)	$54,748	$2,191	$41,865

Issuance of shares	135,165	1	-	-	343	-	344
Stock-based compensation	-	-	-	-	564	-	564
Acquisition of treasury stock	-	-	(53,252)	(412)	-	-	(412)
Net income	-	-	-	-	-	7,483	7,483
Dividends declared on common stock - $0.59 per share	-	-	-	-	-	(5,942)	(5,942)
Balances - December 26, 2021	12,944,918	$129	(2,864,698)	$(15,614)	$55,655	$3,732	$43,902

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED DECEMBER 26, 2021 AND DECEMBER 27, 2020
(amounts in thousands)

	Nine-Month Periods Ended
	December 26, 2021	December 27, 2020
Operating activities:
Net income	$7,483	$5,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	475	548
Amortization of intangibles	389	596
Amortization of right of use assets	1,320	1,421
Deferred income taxes	320	331
Gain on extinguishment of debt	(1,985)	-
Loss on sale of property, plant and equipment	3	4
Reserve for unrecognized tax liabilities	104	104
Stock-based compensation	564	289
Changes in assets and liabilities:
Accounts receivable	(1,664)	(446)
Inventories	(4,132)	(5,110)
Prepaid expenses	(210)	(968)
Other assets	3	3
Lease liabilities	(1,443)	(1,305)
Accounts payable	2,217	5,865
Accrued liabilities	822	904
Net cash provided by operating activities	4,266	8,079
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(375)	(528)
Proceeds from sale of property, plant and equipment	20	-
Net cash used in investing activities	(355)	(528)
Financing activities:
Repayments under revolving line of credit	(5,809)	(4,598)
Borrowings under revolving line of credit	5,809	2,020
Proceeds from long-term debt	-	1,964
Purchase of treasury stock from related parties	(412)	(2,450)
Issuance of common stock	344	521
Dividends paid	(2,404)	(1,632)
Net cash used in financing activities	(2,472)	(4,175)
Net increase in cash and cash equivalents	1,439	3,376
Cash and cash equivalents at beginning of period	613	282
Cash and cash equivalents at end of period	$2,052	$3,658

Supplemental cash flow information:
Income taxes paid	$934	$1,959
Interest paid	9	15

Noncash activities:
Property, plant and equipment purchased but unpaid	(17)	(55)
Dividends declared but unpaid	(4,338)	(3,380)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 26, 2021 AND DECEMBER 27, 2020

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

In the opinion of the Company’s management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of December 26, 2021 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three and nine months ended December 26, 2021 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 3, 2022. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021.

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

Recently-Issued Accounting Standards: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the objective of which is to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. Because this methodology restricted the recognition of credit losses that are expected, but did not yet meet the “probable” threshold, ASU No. 2016-13 was issued to require the consideration of a broader range of reasonable and supportable information when determining estimates of credit losses. The ASU is to be applied using a modified retrospective approach, and the ASU could have been early-adopted in the fiscal year that began after December 15, 2018. When issued, ASU No. 2016-13 was required to be adopted no later than the fiscal year beginning after December 15, 2019, but on November 15, 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which provided for the deferral of the effective date of ASU No. 2016-13 for a registrant that is a smaller reporting company to the first interim period of the fiscal year beginning after December 15, 2022. Accordingly, the Company intends to adopt ASU No. 2016-13 effective as of April 3, 2023. Although the Company has not determined the full impact of the adoption of ASU No. 2016-13, because the Company assigns substantially all of its trade accounts receivable under factoring agreements with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc., the Company does not believe that the adoption of the ASU will have a significant impact on the Company’s financial position, results of operations and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, the objective of which is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU amended the FASB ASC in order to improve the consistent application of, and simplify GAAP for, other areas of Topic 740 by clarifying and amending the existing guidance. The amendments contained in the ASU are required to be adopted for public entities in the first interim period of the fiscal year beginning after December 15, 2020. Accordingly, the Company adopted ASU No. 2019-12 effective as of March 29, 2021, which did not have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASUs issued which had become effective as of December 26, 2021, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Advertising Costs

The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $105,000 and $283,000 for the three months ended December 26, 2021 and December 27, 2020, respectively, and amounted to $455,000 and $942,000 for the nine months ended December 26, 2021 and December 27, 2020, respectively.

Note 3 – Other Accrued Liabilities

Amounts of $612,000 and $215,000 were recorded as other accrued liabilities at December 26, 2021 and March 28, 2021, respectively. Of these amounts, $26,000 and $85,000 at December 26, 2021 and March 28, 2021, respectively, reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers.

Note 4 – Segment and Related Information

The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental and bath toys and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath, developmental toy, feeding, baby care and disposable products for the three- and nine-month periods ended December 26, 2021 and December 27, 2020 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Bedding, blankets and accessories	$11,780	$11,431	$32,838	$34,490
Bibs, bath, developmental toy, feeding, baby care and disposable products	10,962	8,045	28,836	22,850
Total net sales	$22,742	$19,476	$61,674	$57,340

Note 5 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited consolidated statements of income and amounted to $1.5 million and $1.4 million for the three months ended December 26, 2021 and December 27, 2020, respectively, and amounted to $4.2 million for each of the nine months ended December 26, 2021 and December 27, 2020.

Note 6 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to audit or other adjustment as of December 26, 2021 were the fiscal years ended March 28, 2021, March 29, 2020, March 31, 2019, April 1, 2018 and April 2, 2017.

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $22,000 and $25,000 during the three months ended December 26, 2021 and December 27, 2020, respectively, and $67,000 and $58,000 during the nine months ended December 26, 2021 and December 27, 2020, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. The Company accrued interest expense and penalties on the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired of $11,000 and $15,000 during the three-month periods ended December 26, 2021 and December 27, 2020, respectively, and $37,000 and $46,000 during the nine-month periods ended December 26, 2021 and December 27, 2020, respectively, in the accompanying unaudited condensed consolidated statements of income.

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

The Company recorded discrete income tax benefits of $11,000 and $16,000 during the three-month periods ended December 26, 2021 and December 27, 2020, respectively, and $83,000 and $12,000 during the nine-month periods ended December 26, 2021 and December 27, 2020, respectively, to reflect the net effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock.

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

During the three- and nine-month periods ended December 26, 2021, Carousel experienced a gross loss of $1,000 and $689,000, respectively. The gross loss was the result of the sale of inventory below cost and, for the three-month period ended June 27, 2021 and the nine-month period ended December 26, 2021, the recognition of charges of $334,000 related to the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business.

Note 8 – Financing Arrangements

Factoring Agreements:    To reduce its exposure to credit losses, the Company assigns substantially all of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $99,000 and $79,000 during the three-month periods ended December 26, 2021 and December 27, 2020, respectively, and $248,000 and $209,000 during the nine-month periods ended December 26, 2021 and December 27, 2020, respectively.

Credit Facility:     The Company’s credit facility as of December 26, 2021 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 1.0% or LIBOR plus 1.5%, and which is secured by a first lien on all assets of the Company. On May 13, 2021, the Company and CIT entered into an agreement whereby CIT’s lien on Carousel’s assets would be automatically released upon the sale of such assets.

The financing agreement was scheduled to mature on July 11, 2022, but on May 31, 2021 the financing agreement was amended to extend the maturity date to July 11, 2025 and to change the interest rates as reflected in the preceding paragraph. The financing agreement was also amended to provide for a transition from the LIBOR reference rate to its replacement at the appropriate time. At December 26, 2021, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option, which was 1.59% as of December 26, 2021. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 1.25% as of December 26, 2021, on daily negative balances, if any, held at CIT.

At December 26, 2021 and March 28, 2021, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of December 26, 2021.

Credit Concentration: The Company’s accounts receivable as of December 26, 2021 amounted to $21.0 million, net of allowances of $1.5 million. Of this amount, $19.8 million was due from CIT under the factoring agreements; an additional amount of $2.0 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $21.8 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit. The Company’s accounts receivable at March 28, 2021 amounted to $19.3 million, net of allowances of $723,000. Of this amount, $18.6 million was due from CIT under the factoring agreements; an additional amount of $602,000 was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $19.2 million represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

As authorized by the provisions of the CARES Act, the Company applied to the Lender for forgiveness of all or a portion of the PPP Loan. The Note would have matured on April 20, 2022, but on May 20, 2021, the PPP Loan was forgiven in full and the SBA remitted to the Lender on that date the principal amount of the Note of $1,963,800 and interest of $21,000 that had accrued from the funding date of April 20, 2020 through the forgiveness date of May 20, 2021. During the three months ended June 27, 2021 and the nine months ended December 26, 2021, the Company recorded a gain on extinguishment of debt in the amount of $1,985,000 associated with the forgiveness of the PPP Loan, which has been presented below income from operations in the accompanying unaudited condensed consolidated statements of income.

Note 9 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of December 26, 2021 and March 28, 2021 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Note 10 – Other Intangible Assets

Other intangible assets as of December 26, 2021 and March 28, 2021 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of December 26, 2021 and March 28, 2021, the amortization expense for the three- and nine-month periods ended December 26, 2021 and December 27, 2020, and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Nine-Month Periods Ended
	December 26,	March 28,	December 26,	March 28,	December 26,	December 27,	December 26,	December 27,
	2021	2021	2021	2021	2021	2020	2021	2020
Tradename and trademarks	$2,567	$2,567	$1,850	$1,722	$43	$61	$128	$183
Developed technology	-	-	-	-	-	28	-	83
Non-compete covenants	98	98	98	93	2	19	5	59
Patents	1,601	1,601	990	950	13	13	40	48
Customer relationships	7,374	7,374	5,928	5,712	72	72	216	223
Total other intangible assets	$11,640	$11,640	$8,866	$8,477	$130	$193	$389	$596

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$2	$2	$5	$5
Marketing and administrative expenses					128	191	384	591
Total amortization expense					$130	$193	$389	$596

Note 11 – Inventories

Major classes of inventory were as follows (in thousands):

	December 26, 2021	March 28, 2021
Raw Materials	$27	$453
Work in Process	-	19
Finished Goods	24,440	19,863
Total inventory	$24,467	$20,335

Note 12 – Leases

The Company made cash payments related to its recognized operating leases of $460,000 and $493,000 during the three months ended December 26, 2021 and December 27, 2020, respectively, and $1.4 million and $1.3 million during the nine months ended December 26, 2021 and December 27, 2020, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. As of December 26, 2021, the Company’s operating leases have a weighted-average remaining lease term of 2.0 years and the weighted-average discount rate is 3.6%.

During the three- and nine-month periods ended December 26, 2021 and December 27, 2020, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Cost of products sold	$395	$422	$1,197	$1,269
Marketing and administrative expenses	32	50	123	152
Total operating lease costs	$427	$472	$1,320	$1,421

The maturities of the Company’s operating lease liabilities as of December 26, 2021 are as follows (in thousands):

Fiscal Year
2022	$475
2023	1,896
2024	491
2025	187
2026	158
Total undiscounted operating lease payments	3,207
Less imputed interest	117
Operating lease liabilities - net	$3,090

Note 13 – Stock-based Compensation

The Company has three incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”), the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) and the 2021 Incentive Plan (the “2021 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting and the 2021 Plan by the Company’s stockholders at the Company’s 2021 annual meeting, grants may no longer be issued under either the 2006 Plan or the 2014 Plan. At December 26, 2021, 1,159,835 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares. The Company recorded stock-based compensation expense of $224,000 and $103,000 during the three-month periods ended December 26, 2021 and December 27, 2020, respectively, and $564,000 and $289,000 during the nine-month periods ended December 26, 2021 and December 27, 2020, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of December 26, 2021.

Stock Options: The following table represents stock option activity for the nine-month periods ended December 26, 2021 and December 27, 2020:

	Nine-Month Periods Ended
	December 26, 2021		December 27, 2020
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.84	567,500	$6.86	517,500
Granted	7.98	158,000	4.92	110,000
Exercised	7.72	(70,000)	5.49	(95,000)
Forfeited	4.84	(20,000)	-	-
Outstanding at End of Period	7.39	635,500	6.71	532,500
Exercisable at End of Period	7.54	352,500	7.59	360,000

As of December 26, 2021, the intrinsic value of the outstanding and exercisable stock options was $283,000 and $177,000, respectively. The intrinsic value of the stock options exercised during the three and nine months ended December 26, 2021 was $58,000 and $196,000, respectively.

The Company did not receive any cash from the exercise of stock options during any of the three- or nine-month periods ended December 26, 2021 and December 27, 2020. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $19,000 and $67,000 during the three- and nine-month periods ended December 26, 2021, respectively, and $43,000 during each of the three- and nine-month periods ended December 27, 2020.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the nine months ended December 26, 2021 and December 27, 2020, which options vest over a two-year period, assuming continued service.

	Nine-Month Periods Ended
	December 26, 2021	December 27, 2020
Number of options issued	158,000	110,000
Grant date	June 9, 2021	June 10, 2020
Dividend yield	4.00%	6.50%
Expected volatility	35.00%	30.00%
Risk free interest rate	0.530%	0.275%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$7.98	$4.92
Fair value per option	$1.61	$0.56

During the three- and nine-month periods ended December 26, 2021 and December 27, 2020, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended December 26, 2021			Three-Month Period Ended December 27, 2020
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2020	$-	$-	$-	$3	$3	$6
2021	4	14	18	3	3	6
2022	9	20	29	-	-	-

Total stock option compensation	$13	$34	$47	$6	$6	$12

	Nine-Month Period Ended December 26, 2021			Nine-Month Period Ended December 27, 2020
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2019	$-	$-	$-	$3	$3	$6
2020	3	4	7	8	11	19
2021	11	37	48	7	8	15
2022	20	52	72	-	-	-

Total stock option compensation	$34	$93	$127	$18	$22	$40

As of December 26, 2021, total unrecognized stock option compensation expense amounted to $256,000, which will be recognized as the underlying stock options vest over a weighted-average period of 9.0 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Directors: The following shares of non-vested stock were granted to the Company’s directors:

Number of Shares	Fair Value per Share	Grant Date	Vesting Period (Years)
40,165	$7.47	August 11, 2021	One
41,452	5.79	August 12, 2020	Two
46,512	5.16	August 14, 2019	Two
28,000	5.43	August 8, 2018	Two

These shares vest over the periods indicated, assuming continued service. The fair value of the non-vested stock granted to the Company’s directors was based on the closing price of the Company’s common stock on the date of each grant. In August 2021 and August 2020, 43,984 and 37,256 shares, respectively, that had been granted to the Company’s directors vested, having an aggregate value of $327,000 and $179,000, respectively.

Non-vested Stock Granted to Employees: The following shares of non-vested stock were granted to certain of the Company’s employees:

Number of Shares	Fair Value per Share	Grant Date	Vesting Date
25,000	$5.86	January 18, 2019	January 18, 2021
20,000	4.92	June 10, 2020	June 10, 2022
10,000	7.60	February 22, 2021	February 22, 2023
25,000	7.98	June 9, 2021	June 9, 2022

During the three- and nine-month periods ended December 26, 2021 and December 27, 2020, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
Stock Granted in Fiscal Year	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
2019	$-	$18	$-	$80
2020	-	30	40	90
2021	52	43	156	79
2022	125	-	241	-

Total stock grant compensation	$177	$91	$437	$249

As of December 26, 2021, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $393,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 7.3 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 14 – Related Party Transaction

On December 16, 2020, the Company purchased 250,000 shares of its common stock from E. Randall Chestnut, the Company’s Chief Executive Officer. The shares were purchased at a purchase price of $7.5435 per share, which represented the trailing 10-trading day volume weighted average closing price of the Company’s common stock ending, and including December 16, 2020.

Note 15 – Subsequent Events

The Company has evaluated all events which have occurred between December 26, 2021 and the date that the accompanying unaudited condensed consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through two of its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. and Sassy Baby, Inc., in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant, toddler and juvenile bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. The Company’s products are marketed under Company-owned trademarks, under trademarks licensed from others and as private label goods. Sales of the Company’s products are made directly to retailers, such as mass merchants, large chain stores, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three- and nine-month periods ended December 26, 2021 and December 27, 2020 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Nine-Month Periods Ended		Change
	December 26, 2021	December 27, 2020	$	%	December 26, 2021	December 27, 2020	$	%
Net sales by category:
Bedding, blankets and accessories	$11,780	$11,431	$349	3.1%	$32,838	$34,490	$(1,652)	-4.8%
Bibs, bath, developmental toy, feeding, baby care and disposable products	10,962	8,045	2,917	36.3%	28,836	22,850	5,986	26.2%
Total net sales	22,742	19,476	3,266	16.8%	61,674	57,340	4,334	7.6%
Cost of products sold	16,572	13,323	3,249	24.4%	44,780	39,070	5,710	14.6%
Gross profit	6,170	6,153	17	0.3%	16,894	18,270	(1,376)	-7.5%
% of net sales	27.1%	31.6%			27.4%	31.9%
Marketing and administrative expenses	3,094	3,420	(326)	-9.5%	9,624	10,602	(978)	-9.2%
% of net sales	13.6%	17.6%			15.6%	18.5%
Interest expense - net of interest income	14	3	11	366.7%	30	8	22	275.0%
Gain on extinguishment of debt	-	-	-	-	1,985	-	1,985
Other expense (income) - net	25	7	18	257.1%	(64)	7	(71)	-1014.3%
Income tax expense	605	582	23	4.0%	1,806	1,810	(4)	-0.2%
Net income	2,432	2,141	291	13.6%	7,483	5,843	1,640	28.1%
% of net sales	10.7%	11.0%			12.1%	10.2%

Net Sales: Sales increased to $22.7 million for the three months ended December 26, 2021, compared with $19.5 million for the three months ended December 27, 2020, an increase of $3.3 million, or 16.8%. Sales of bedding, blankets and accessories increased by $349,000, which is net of a decrease of $1.1 million due to the closure of Carousel. Sales of bibs, bath, developmental toys, feeding, baby care and disposable products increased by $2.9 million. During the nine-month period ended December 26, 2021, sales increased to $61.7 million, compared with $57.3 million for the nine-month period ended December 27, 2020, an increase of $4.3 million, or 7.6%. Sales of bibs, bath, developmental toys, feeding, baby care and disposable products increased by $6.0 million. This increase was partially offset by a decrease of $1.7 million in sales of bedding, blankets and accessories, which included a decrease of $3.5 million due to the closure of Carousel. The increases in sales during the comparable three- and nine-month periods are partially due to a strong new modular set and higher replenishment orders at a major retailer, and are somewhat offset by declines in sales to online retailers as consumers have begun to return to stores.

Gross Profit: Gross profit increased slightly in amount but decreased from 31.6% of net sales for the three-month period ended December 27, 2020 to 27.1% of net sales for the three-month period ended December 26, 2021. The increase in the gross profit amount is net of the effect of the closure of Carousel, which recognized a gross profit of $319,000 in the prior-year period. Gross profit decreased by $1.4 million and decreased from 31.9% of net sales for the nine-month period ended December 27, 2020 to 27.4% of net sales for the nine-month period ended December 26, 2021. The closure of Carousel resulted in a $2.2 million decrease in gross profit, which in the current-year period included the sale of inventory below cost and the recognition of charges of $334,000 associated with the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business. The Company’s gross profit has also been impacted in both the three- and nine-month periods of the current year by increases in costs across the entire supply chain.

Marketing and Administrative Expenses: Marketing and administrative expenses decreased by $326,000, and decreased from 17.6% of net sales for the three-month period ended December 27, 2020 to 13.6% of net sales for the three-month period ended December 26, 2021. Marketing and administrative expenses decreased by $978,000, and decreased from 18.5% of net sales for the nine months ended December 27, 2020 to 15.6% of net sales for the nine months ended December 26, 2021. The decrease in amounts for the current-year periods included lower charges incurred by Carousel of $494,000 for the three-month period and $1.3 million for the nine-month period.

Gain on extinguishment of debt: On May 20, 2021, the PPP Loan was forgiven in full, which resulted in a gain on extinguishment of debt in the amount of $1,985,000 during the three-month period ended June 27, 2021 and the nine-month period ended December 26, 2021.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 20.0% for the nine-month period ended December 26, 2021. This estimated annual ETR includes no income tax expense from the gain on extinguishment of debt associated with the forgiveness of the PPP Loan, which will be permitted to be excluded from taxable income, the effect of which lowers the estimated annual ETR for fiscal year 2022 by approximately four percentage points.

The Company applies the provisions of FASB ASC Sub-topic 740-10-25, which requires a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities of $22,000 and $25,000 during the three months ended December 26, 2021 and December 27, 2020, respectively, and $67,000 and $58,000 during the nine months ended December 26, 2021 and December 27, 2020, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company recorded discrete income tax benefits of $11,000 and $16,000 during the three-month periods ended December 26, 2021 and December 27, 2020, respectively, and $83,000 and $12,000 during the nine-month periods ended December 26, 2021 and December 27, 2020, respectively, to reflect the net effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock.

The Company recorded a discrete income tax benefit of $33,000 during each of the three- and nine-month periods ended
December 26, 2021, and $74,000 during each of the three- and nine-month periods ended December 27, 2020, to reflect the aggregate effect of certain tax credits.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 19.4% and 23.7% for the nine-month periods ended December 26, 2021 and December 27, 2020, respectively.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $8.1 million for the nine-month period ended December 27, 2020 to $4.3 million for the nine-month period ended December 26, 2021. The decrease in the current year was the result of an increase in accounts payable in the current year that was $3.7 million lower than the increase in the prior year; the non-cash gain on extinguishment of debt of $1,985,000 in the current year that was associated with the forgiveness of the PPP Loan; and an increase in accounts receivable in the current year that was $1.2 million higher than the increase in the prior year. These items were partially offset by an increase in net income of $1.6 million and an increase of inventory in the current year that was $978,000 lower than the increase the prior year.

Net cash used in investing activities, which were primarily associated with capital expenditures for property, plant and equipment, decreased from $528,000 in the prior year to $352,000 in the current year.

Net cash used in financing activities decreased from $4.2 million in the prior year to $2.5 million in the current year. Financing activities included net repayments under the revolving line of credit in the prior year of $2.6 million that were not repeated in the current year and the purchase of treasury stock in the prior year from a related party amounting to $1.9 million that was not repeated in the current year. These financing activities were partially offset by the receipt in the prior year of $1,964,000 in proceeds from the PPP Loan that was not repeated in the current year and dividends paid in the current year were $772,000 higher than in the prior year.

At December 26, 2021, there was no balance owed on the Company’s revolving line of credit with CIT, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns substantially all of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, then the Company must choose to either assume the credit risk for shipments after the date of such termination or limitation or discontinue shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $99,000 and $79,000 during the three-month periods ended December 26, 2021 and December 27, 2020, respectively, and $248,000 and $209,000 during the nine-month periods ended December 26, 2021 and December 27, 2020, respectively.

The Company continues to monitor the impact of the COVID-19 pandemic on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertainty as to the duration and widespread nature of the COVID-19 pandemic, the success rates of vaccines for COVID-19 and the variants thereof, and the extent to which the vaccines are accepted and effectively administered, the Company cannot currently predict the long-term impact of the COVID-19 pandemic on its operations and financial results.

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

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no balance outstanding on its floating rate debt as of December 26, 2021.

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

During the three-month period ended December 26, 2021, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with registrant’s Form 10-Q for the quarterly period ended December 26, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i)    Unaudited Condensed Consolidated Balance Sheets;

(ii)   Unaudited Condensed Consolidated Statements of Income;

(iii)  Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity;

(iv)  Unaudited Condensed Consolidated Statements of Cash Flows; and

(v)   Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File pursuant to Rule 406 of SEC Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 9, 2011.
(3)	Incorporated herein by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K dated November 16, 2016.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: February 9, 2022	/s/ Craig J. Demarest
CRAIG J. DEMAREST
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)