Form 10-K
period 2022-04-03
CROWN CRAFTS INC
filed 2022-06-08
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2022

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 24, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $65.1 million.

As of June 2, 2022, 10,076,496 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

The Company operates indirectly through two of its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. (“NoJo”) and Sassy Baby, Inc. (“Sassy”), in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2022” or “2022” represent the 53-week period ended April 3, 2022, and references herein to “fiscal year 2021” or “2021” represent the 52-week period ended March 28, 2021.

During fiscal 2021 and the first 54 days of fiscal 2022, the Company also operated indirectly through Carousel Designs, LLC (“Carousel”), a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Company’s Board of Directors (the “Board”) approved the closure of Carousel due to a history of high costs, declining sales and operating and cash flow losses, as well as management’s determination that such losses were likely to continue. Accordingly, the operations of Carousel ceased at the close of business on May 21, 2021.

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

International Sales

Sales to customers in countries other than the U.S. represented 4% and 3% of the Company’s total gross sales during fiscal years 2022 and 2021, respectively, which included 1% of sales to the customers set forth below that represented at least 10% of the Company’s gross sales during fiscal year 2022. International sales are based upon the location that predominately represents what the Company believes to be the final destination of the products delivered to the Company’s customers.

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

On April 19, 2020, the Company executed a Note (the “Note”) in connection with a loan made pursuant to the Paycheck Protection Program (the “PPP Loan”), which is administered by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program Flexibility Act of 2020. The Note was entered into with CIT Bank, N.A. (the “Lender”) for the principal amount of $1,963,800 and bore a 1.0% interest rate.

As authorized by the provisions of the CARES Act, the Company applied to the Lender for forgiveness of the PPP Loan. The Note would have matured on April 20, 2022, but on May 20, 2021, the PPP Loan was forgiven in full and the SBA remitted to the Lender on that date the principal amount of the Note of $1,963,800 and interest of $21,000 that had accrued from the funding date of April 20, 2020 through the forgiveness date of May 20, 2021. During fiscal year 2022, the Company recorded a gain on extinguishment of debt in the amount of $1,985,000 associated with the forgiveness of the PPP Loan, which has been presented below income from operations in the accompanying consolidated statements of income.

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

Human Capital Resources

As of June 2, 2022, the Company had 126 employees, all of whom are full-time and none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, including NoJo®, Neat Solutions®, Carousel Designs® and Sassy®, accounted for 30% and 38% of the Company’s total gross sales during fiscal years 2022 and 2021, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs that are subject to copyrights and design patents owned by the Company.

Product Sourcing

Foreign and domestic contract manufacturers produce most of the Company’s products, with the largest concentration being in China. The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of ocean freight and duties. Although the Company maintains relationships with a limited number of suppliers, the Company believes that its products may be readily manufactured by several alternative sources in quantities sufficient to meet the Company’s requirements. The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor and audit product quality and to ensure compliance with labor requirements and social and environmental standards. In addition, the Company closely monitors the currency exchange rate. The impact of future fluctuations in the exchange rate or changes in safeguards cannot be predicted with certainty.

The Company maintains a foreign representative office located in Shanghai, China, which is responsible for the coordination of production, purchases and shipments, seeking out new vendors and overseeing inspections for social compliance and quality.

The Company’s products are warehoused and distributed from a leased facility located in Compton, California.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 40% of the Company’s gross sales in fiscal year 2022, which included 33% of sales under the Company’s license agreements with affiliated companies of The Walt Disney Company (“Disney”), which expire as set forth below:

License Agreement	Expiration
Infant Bedding	December 31, 2022
Infant Feeding and Bath	December 31, 2023
Toddler Bedding	December 31, 2023
STAR WARS Toddler Bedding	December 31, 2023

Customers

The Company’s customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2022 and 2021.

	Fiscal Year
	2022	2021
Walmart Inc.	52%	43%
Amazon.com, Inc.	21%	25%

Products

The Company’s primary focus is on infant, toddler and juvenile products, including the following:

●	infant and toddler bedding
●	blankets and swaddle blankets
●	nursery and toddler accessories
●	room décor
●	reusable and disposable bibs
●	burp cloths
●	hooded bath towels and washcloths
●	reusable and disposable placemats and floor mats
●	disposable toilet seat covers and changing mats
●	developmental toys
●	feeding and care goods
●	other infant, toddler and juvenile soft goods

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

ITEM 1A. Risk Factors

The following risk factors as well as the other information contained in this Annual Report and other filings made by the Company with the SEC should be considered in evaluating the Company’s business. Additional risks and uncertainties that are not presently known or that are not currently considered material may also impair the Company’s business operations. If any of the following risks actually occur, then operating results may be affected in future periods.

Risks Associated with the Company, Business and Industry

The COVID-19 pandemic may adversely affect the Company’s business operations, employee availability, financial condition, liquidity and cash flow.

Due to the uncertainty as to the duration and widespread nature of the COVID-19 pandemic, the effectiveness of the vaccines on COVID-19 and variants thereof, and the extent to which the vaccines will be administered, the Company cannot currently predict the long-term impact of the COVID-19 pandemic on its operations and financial results.

The uncertainties associated with the COVID-19 pandemic have included adverse effects on the overall economy, the impact on the Company’s supply chain, manufacturing and distribution operations, transportation services, customers and employees, as well as consumer sentiment in general and traffic within the retail stores that carry the Company’s products. The COVID-19 pandemic has led global government authorities to implement numerous public health measures, including quarantines, business closures, travel bans and lockdowns to confront the pandemic. China’s unwavering commitment to controlling the spread of the COVID-19 virus by locking down its largest cities has placed a strain on already-stressed global supply chains. Several of the Company’s customers have experienced financial difficulties as a result of the COVID-19 pandemic. If these difficulties persist, these customers may close their retail stores permanently, reduce orders, file for bankruptcy or liquidate, any of which may negatively impact the Company’s sales. The COVID-19 pandemic could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company’s products, all in an effort to mitigate such effects. Conditions surrounding COVID-19 change rapidly, and additional impacts of which the Company is not currently aware may arise.

The loss of one or more of the Company’s key customers could result in a material loss of revenues.

The Company’s top two customers represented approximately 73% of gross sales in fiscal year 2022. Although the Company does not enter into contracts with its key customers, it expects its key customers to continue to be a significant portion of its gross sales in the future. The loss of, or a decline in orders from, one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 40% of the Company’s gross sales in fiscal year 2022, which included 33% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses. The volume of sales of licensed products is inherently tied to the success of the characters, films and other licensed programs of the Company’s licensors. A decline in the popularity of these licensed programs or the inability of the licensors to develop new properties for licensing could also result in a material loss of revenues to the Company. Additionally, the Company’s license agreements with Disney and others require a material amount of minimum guaranteed royalty payments. The failure by the Company to achieve the sales envisioned by the license agreements could result in the payment by the Company of shortfalls in the minimum guaranteed royalty payments, which would adversely impact the Company’s operating results.

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

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. Difficulties encountered by these suppliers, such as fires, accidents, natural disasters, outbreaks of infectious diseases (including the COVID-19 pandemic) and the instability inherent in operating within an authoritarian political structure, could halt or disrupt production and shipment of the Company’s products. The Chinese government could make allegations against the Company of corruption or antitrust violations, or could adopt regulations related to the manufacture of products within China, including quotas, duties, taxes and other charges or restrictions on the exportation of goods produced in China.

In response to Russia’s invasion of Ukraine, the U.S. government and more than 30 allied countries across the world have levied coordinated and wide-ranging economic sanctions against Russia. If similar sanctions were levied against China, up to and including a ban on the importation of goods manufactured in China, then the Company could be forced to source its products from suppliers in other countries.

Any of these actions could result in an increase in the cost of the Company’s products, if the Company was even in a position to maintain the current sourcing of its products. Also, an arbitrary strengthening of the Chinese currency versus the U.S. Dollar could increase the prices at which the Company purchases finished goods. In addition, changes in U.S. customs procedures or delays in the clearance of goods through customs could result in the Company being unable to deliver goods to customers in a timely manner or the potential loss of sales altogether. The occurrence of any of these events could adversely affect the Company’s profitability.

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

The Company has implemented security measures to securely maintain confidential and proprietary information stored on the Company’s information systems and continually invests in maintaining and upgrading the systems and applications to mitigate these risks. There is no assurance that these measures and technology will adequately prevent an intrusion or that a third party that is relied upon by the Company will not suffer an intrusion, that unauthorized individuals will not gain access to confidential or proprietary information or that any such incident will be timely detected and effectively countered. A significant data security breach could result in negative consequences, including a disruption to the Company’s operations and substantial remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or other business partners in an effort to maintain relationships after an attack. An assault against the Company’s information technology infrastructure could also lead to other adverse impacts to its results of operations such as increased future cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, and engaging third-party experts and consultants.

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

General Risk Factors

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

The Company’s common stock has historically experienced a degree of price variability, and the price could be subject to rapid and substantial fluctuations. The Company’s common stock has also historically been thinly traded, a circumstance that exists when there is a relatively small volume of buy and sell orders for the Company’s common stock at any given point in time. In such situations, a stockholder may be unable to liquidate his or her position in the Company’s common stock at the desired price. Also, as an equity investment, a stockholder’s investment in the Company is subordinate to the interests of the Company’s creditors, and a stockholder could lose all or a substantial portion of his or her investment in the Company in the event of a bankruptcy filing or liquidation.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Each of the Company’s facilities are rented under leases that expire on various dates through fiscal year 2026, including 157,400 square feet at a warehouse and distribution facility located in Compton, California under a lease that expires May 31, 2023 and 15,598 square feet at the Company’s headquarters facility located in Gonzales, Louisiana under a lease that expires January 31, 2026. In addition, several employees of the Company perform their respective job functions from remote locations for which no rent is paid. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The table below sets forth certain information regarding the Company's principal real property as of the close of business on June 2, 2022.

Location	Use	Approximate Square Feet	Owned/ Leased
Gonzales, Louisiana	Administrative and sales office	15,598	Leased
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Grand Rapids, Michigan	Product design offices	3,600	Leased
Shanghai, People’s Republic of China	Office	1,912	Leased

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Capital Market under the symbol “CRWS”. As of June 2, 2022, there were 152 record holders of the Company’s common stock.

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

For information regarding securities of the Company that have been authorized for issuance under equity compensation plans, refer to “Securities Authorized for Issuance under Equity Compensation Plans” in Item 12, Part III. of this Annual Report.

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

Results of Operations

The following table contains results of operations for fiscal years 2022 and 2021 and the dollar and percentage changes for those periods (in thousands, except percentages).

			Change
	2022	2021	$	%
Net sales by category:
Bedding, blankets and accessories	$45,341	$47,036	$(1,695)	-3.6%
Bibs, bath, developmental toy, feeding, baby care and disposable products	42,019	32,128	9,891	30.8%
Total net sales	87,360	79,164	8,196	10.4%
Cost of products sold	64,052	55,067	8,985	16.3%
Gross profit	23,308	24,097	(789)	-3.3%
% of net sales	26.7%	30.4%
Marketing and administrative expenses	13,002	14,218	(1,216)	-8.6%
% of net sales	14.9%	18.0%
Loss from impairment of long-lived assets	-	2,234	(2,234)	-100.0%
Interest expense - net of interest income	50	(83)	133	-160.2%
Gain on extinguishment of debt	1,985	-	1,985
Other expense (income) - net	(85)	5	(90)	-1800.0%
Income tax expense	2,408	1,642	766	46.7%
Net income	9,918	6,081	3,837	63.1%
% of net sales	11.4%	7.7%

Net Sales:

Sales of $87.4 million for 2022 were $8.2 million higher than 2021, an increase of 10.4%. Sales of bibs, bath, developmental toys, feeding, baby care and disposable products increased by $9.9 million, which was partially offset by a decrease of $1.7 million in sales of bedding, blankets and accessories, which included a decrease of $3.5 million due to the closure of Carousel. The increases in sales are partially due to a strong new modular set and higher replenishment orders at a major retailer. Also, in advance of the expectation that shipments to customers from the Company’s Compton warehouse would be suspended during the first days of April 2022 due to the Company’s annual count of its inventory, customers were encouraged to place their orders earlier than they ordinarily would have. In this manner, approximately $700,000 of sales were “shifted” from fiscal year 2023 into fiscal year 2022. Finally, the results for fiscal 2022 also include an additional week compared with fiscal 2021, as the Company operated under a 53-week calendar for fiscal 2022. These increases were somewhat offset by declines in sales to online retailers as consumers have begun to return to stores.

Gross Profit:

Gross profit decreased by $789,000 and decreased from 30.4% of net sales for 2021 to 26.7% of net sales for 2022. The closure of Carousel resulted in a $2.2 million decrease in gross profit, which in fiscal year 2022 included the sale of inventory below cost and the recognition of charges of $334,000 associated with the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business. The Company’s gross profit was also adversely impacted in fiscal year 2022 by increases in costs across the entire supply chain.

Marketing and Administrative Expenses:

Marketing and administrative expenses decreased by $1.2 million, and decreased from 18.0% of net sales for fiscal year 2021 to 14.9% of net sales for fiscal year 2022. The decrease in amount included lower charges incurred by Carousel of $2.1 million for fiscal year 2022 as compared with fiscal year 2021.

Loss from Impairment of Long-Lived Assets:

The Company recognized a loss of $2.2 million from the impairment of Carousel’s long-lived assets during the fiscal year ended March 28, 2021, and did not recognize such a loss during the fiscal year ended April 3, 2022. The loss from impairment did not result in any cash expenditures and did not have an adverse effect on the covenant calculations under the Company’s financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc.

Gain on Extinguishment of Debt:

During fiscal year 2022, the Company recorded a gain on extinguishment of debt in the amount of $1,985,000 associated with the forgiveness of the PPP Loan, which has been presented below income from operations in the accompanying consolidated statements of income, and did not record such a gain during fiscal year 2021.

Income Tax Expense:

The Company’s provision for income taxes is based upon an annual effective tax rate (“ETR”) on continuing operations, which was 20.1% and 24.0% during fiscal years ended April 3, 2022 and March 28, 2021, respectively.

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

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2022 and 2021 of $59,000 and $88,000, respectively, in the accompanying consolidated statements of income.

In December 2016, the Company was notified by the FTB of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed. On January 10, 2021, the Company’s California consolidated income tax returns for the fiscal year ended April 3, 2016 became closed to examination or other adjustment. Accordingly, the Company reversed the reserve for an unrecognized tax liability that it had previously recorded for that fiscal year, which resulted in the recognition of a discrete income tax benefit of $233,000 during the fiscal year ended March 28, 2021 in the accompanying consolidated statements of income.

During the fiscal years ended April 3, 2022 and March 28, 2021, the Company recorded discrete income tax benefits of $34,000 and $74,000, respectively, to reflect the aggregate effect of certain tax credits claimed on its consolidated federal income tax returns.

During the fiscal years ended April 3, 2022 and March 28, 2021, the Company recorded discrete income tax benefits of $83,000 and $12,000, respectively, to reflect the effects during the periods of the excess tax benefits from the exercise of stock options and the vesting of non-vested stock.

The ETR on continuing operations and the discrete income tax charges and benefits discussed above contributed to an overall provision for income taxes of 19.5% and 21.3% for fiscal years 2022 and 2021, respectively.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top two customers, which represented approximately 73% of the Company’s gross sales in fiscal year 2022. A significant downturn experienced by either or both of these customers could lead to decreased sales.

During fiscal years 2022 and 2021, the Company at times faced higher costs associated with the Company’s sourcing activities in China, including freight and higher duties on some products. Future increases in these costs could adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases.

Due to the uncertainties associated with the duration and widespread nature of the COVID-19 pandemic, the effectiveness of the vaccines on COVID-19 and variants thereof, and the extent to which the vaccines will be administered, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 pandemic include potential adverse effects on the overall economy, the impact on the Company’s supply chain, manufacturing and distribution operations, transportation services, customers and employees and consumer sentiment in general. The COVID-19 pandemic, and the government and private sector responses thereto, has negatively impacted certain of the Company’s customers who have been forced to temporarily close retail stores or have seen a significant decline in their sales. As a result, the Company experienced a decrease in sales to these customers beginning in March 2020. This decrease, however, has been somewhat offset by higher sales to other customers and sales in other channels, such as e-commerce. The Company cannot predict with certainty when or if these customers will reopen their retail stores or if demand from consumers will return to the same level as it was prior to the COVID-19 pandemic. If the Company’s customers experience financial difficulties as a result of the COVID-19 pandemic, such difficulties may cause them to close their retail stores permanently, reduce orders, file for bankruptcy or liquidate, any of which may negatively impact the Company’s sales.

The COVID-19 pandemic has led global government authorities to implement numerous public health measures, including quarantines, business closures, travel bans and lockdowns to confront the pandemic. China’s unwavering commitment to controlling the spread of the COVID-19 virus by locking down its largest cities has placed a strain on already-stressed global supply chains. On the other side of the Pacific Ocean, the Company’s supply chain has also been disrupted because nearly all of the Company’s products are imported from China into the Port of Long Beach in California. A global shortage of shipping containers, primarily caused by the COVID-19 pandemic, combined with the belated return of dockworkers to ports worldwide, have led to shipping delays and vessels being backed up in the Pacific Ocean awaiting the opportunity to dock at the Port in Long Beach. These conditions have resulted in significant inflation in overall freight costs and increased interruptions in the receipt of the Company’s products. The Company could experience even higher freight costs in future operating periods.

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

For an additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A, Part I. of this Annual Report.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities decreased from $8.7 million for the fiscal year ended March 28, 2021 to $8.3 million for the fiscal year ended April 3, 2022. The Company in the current year experienced an increase in its accounts receivable balances that was $2.4 million higher than the increase in the prior year; the Company recognized a non-cash loss of $2.2 million from the impairment of Carousel’s long-lived assets in the prior year that did not occur in the current year; and the Company recognized a gain on extinguishment of debt of $1,985,000 that was associated with the forgiveness of the PPP Loan in the current year that did not occur in the prior year. As offsets to these decreases in cash provided by operating activities, the Company in the current year experienced an increase in its net income that was $3.8 million higher than in the prior year; and the Company experienced an increase in its inventory balances that was $2.3 million lower than the increase in the prior year.

Net cash used in investing activities was $733,000 in fiscal year 2021 compared with $490,000 in fiscal year 2022. The decrease in fiscal year 2022 was due to payments in the current year for expenditures for property, plant and equipment that were $202,000 lower than the prior year, and $41,000 in proceeds from the sale of property, plant and equipment in the current year that did not occur in the prior year.

Net cash used in financing activities was $7.7 million in fiscal year 2021 compared with $6.8 million in fiscal year 2022. The Company made net repayments under its revolving line of credit of $2.6 million in the prior year that did not occur in the current year; the Company made purchases of treasury stock in the prior year that were $2.4 million higher than in the current year, primarily related to a cash payment of $1.9 million made to acquire shares of the Company’s common stock in the prior year from E. Randall Chestnut, the Company’s then Chief Executive Officer, that did not occur in the current year. Offsetting these increases in cash used in financing activities were proceeds of the PPP Loan received in the prior year of $1,963,800 that did not occur in the current year, and dividend payments that were $1.7 milion higher in the current year than in the prior year.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and the availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at April 3, 2022 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%, and which is secured by a first lien on all assets of the Company. On May 13, 2021, the Company and CIT entered into an agreement whereby CIT’s lien on Carousel’s assets was automatically released upon the sale of such assets.

The financing agreement was scheduled to mature on July 11, 2022, but on May 31, 2021 the financing agreement was amended to extend the maturity date to July 11, 2025 and to change the interest rates to prime minus 1.0% or LIBOR plus 1.5%, effective as of May 31, 2021. The financing agreement was also amended on June 2, 2022 to transition from the LIBOR reference rate to the Secured Overnight Financing Rate (“SOFR”) plus 1.6%. As of April 3, 2022, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option, which was 1.95% as of April 3, 2022. The financing agreement also provides for the payment by CIT to the Company of interest on daily negative balances, if any, held by CIT at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 1.5% as of April 3, 2022.

As of April 3, 2022 and March 28, 2021, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of April 3, 2022.

To reduce its exposure to credit losses, the Company assigns substantially all of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $344,000 and $291,000 during fiscal years 2022 and 2021, respectively.

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

Allowances Against Accounts Receivable: Revenue from sales made to retailers is reported net of allowances for anticipated returns and other allowances, including cooperative advertising allowances, warehouse allowances, placement fees, volume rebates, coupons and discounts. Such allowances are recorded commensurate with sales activity or using the straight-line method, as appropriate, and the cost of such allowances is netted against sales in reporting the results of operations. The provision for the majority of the Company’s allowances occurs on a per-invoice basis. When a customer requests to have an agreed-upon deduction applied against the customer’s outstanding balance due to the Company, the allowances are correspondingly reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. Although the timing of funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period, such timing has no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

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

See pages 22 and F-1 through F-21 of this Annual Report.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act (“ICFR”). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of ICFR based on the framework and the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that ICFR was effective as of April 3, 2022.

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

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s ICFR as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fiscal quarter ended April 3, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. Other Information

The Company’s financing agreement with CIT was amended on June 2, 2022 to transition from the LIBOR reference rate to SOFR plus 1.6%.

On June 7, 2022, the Employment Agreement between the Company and Olivia W. Elliott, a member of the Board and the Company’s President and Chief Executive Officer, was amended to reflect that she is serving as President and Chief Executive Officer and to remove the provisions that entitled her to terminate her employment and receive severance in the event of a change in control if at the time of the change in control, or during the 150-day period thereafter, E. Randall Chestnut, formerly the Company’s Chairman, President and Chief Executive Officer, is no longer employed by the Company.  Effective May 1, 2022, Mr. Chestnut retired from the Company and resigned his position as a director of, and all other positions he held with, the Company.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information with respect to the Company’s directors and executive officers will be set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2022 (the “Proxy Statement”) under the captions “Proposal 1 – Election of Director” and “Executive Compensation – Executive Officers” and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Corporate Governance – Code of Business Conduct and Ethics; Code of Conduct for Directors” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Corporate Governance – Board Committees” and “Report of the Audit Committee” and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information set forth under the captions “Executive Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of April 3, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2006 Omnibus Incentive Plan	62,500	$7.62	0

2014 Omnibus Equity Compensation Plan	573,000	$7.37	0

2021 Incentive Plan	0	0	972,335

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8. of this Annual Report:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of April 3, 2022 and March 28, 2021
- Consolidated Statements of Income for the Fiscal Years Ended April 3, 2022 and March 28, 2021
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended April 3, 2022 and March 28, 2021
- Consolidated Statements of Cash Flows for the Fiscal Years Ended April 3, 2022 and March 28, 2021
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

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning	Charged to		Balance at End of
	of Period	Expenses	Deductions	Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended March 28, 2021
Allowance for customer deductions	$530	$4,726	$4,533	$723

Year Ended April 3, 2022
Allowance for customer deductions	$723	$6,052	$5,830	$945

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

Exhibit
Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (10)
3.3	—	Bylaws of the Company, as amended and restated through November 15, 2016. (19)
4.1*	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 14, 2012). (12)
4.2*	—	Form of Non-Qualified Stock Option Agreement (Employees). (4)
4.3*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (14)
4.4*	—	Form of Non-Qualified Stock Option Grant Agreement. (15)
4.5*	—	Form of Restricted Stock Grant Agreement. (15)
4.6*	—	Crown Crafts, Inc. 2021 Incentive Plan. (28)
4.7*	—	Form of Incentive Stock Option Grant Agreement. (29)
4.8*	—	Form of Nonstatutory Stock Option Grant Agreement. (29)
4.9*	—	Form of Restricted Stock Grant Agreement. (29)
4.10*	—	Form of Performance Share Grant Agreement (effective February 23, 2022). (30)
4.11	—	Description of Capital Stock (32)
10.1	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)
10.2	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)
10.3	—

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

Conditional Consent to Paycheck Protection Program Loan dated as of April 19, 2020 by and between the Company, Sassy Baby, Inc., Carousel Designs, LLC, NoJo Baby & Kids, Inc. and The CIT Group/Commercial. (24)

10.22*	—	Amendment to Amended and Restated Employment and Severance Protection Agreement dated as of April 14, 2022 by and between the Company and E. Randall Chestnut. (31)
10.23*	—	Employment Agreement dated February 22, 2021 by and between the Company and Craig Demarest. (25)
10.24*	—	Letter Agreement regarding Employment Agreement dated February 22, 2021 by and between the Company and Craig Demarest. (27)
10.25	—	Liquidation Agreement dated as of May 13, 2021 by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Carousel Designs, LLC and The CIT Group/Commercial Services, Inc. (27)
10.26	—

Fourteenth Amendment to Financing Agreement dated as of May 31, 2021, by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Carousel Designs, LLC and The CIT Group/Commercial Services, Inc. (26)

10.27*	—	Performance Share Award Certificate, dated March 1, 2022, between the Company and Olivia W. Elliott. (30)
10.28*	—	Performance Share Award Certificate, dated March 1, 2022, between the Company and Donna E. Sheridan. (30)
10.29*	—	Amendment to Employment Agreement dated June 7, 2022 by and between the Company and Olivia W. Elliott. (32)

10.30	—

Fifteenth Amendment to Financing Agreement dated as of June 2, 2022, by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Carousel Designs, LLC and The CIT Group/Commercial Services, Inc. (32)

14.1	—	Code of Ethics. (2)
21.1	—	Subsidiaries of the Company. (32)
23.1	—	Consent of KPMG LLP. (32)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (32)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (32)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (33)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (33)
101	—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 3, 2022, formatted as interactive data files in iXBRL (Inline eXtensible Business Reporting Language):

(i)         Consolidated Statements of Income;

(ii)        Consolidated Balance Sheets;

(iii)       Consolidated Statements of Changes in Shareholders’ Equity;

(iv)       Consolidated Statements of Cash Flows; and

(v)        Notes to Consolidated Financial Statements.

104		Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

   *   Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(4)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(12)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(14)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(15)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2016.
(18)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 16, 2016.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 7, 2017.
(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 18, 2017.
(22)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 22, 2019.
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 23, 2020.
(25)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 22, 2021.
(26)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 3, 2021.
(27)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021.
(28)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 28, 2021.
(29)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 11, 2021.
(30)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated March 1, 2022.
(31)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 15, 2022.
(32)	Filed herewith.
(33)	Furnished herewith.

ITEM 16. Form 10-K Summary

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Crown Crafts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the Company) as of April 3, 2022 and March 28, 2021, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended April 3, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 3, 2022 and March 28, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended April 3, 2022, in conformity with U.S. generally accepted accounting principles.

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

Reserve for unrecognized tax liabilities

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company has recorded a reserve for unrecognized tax liabilities relating to California state income taxes, excluding associated interest and penalties, of $567 thousand. The Company recognizes tax positions when it is more likely than not that the tax position will be sustained on examination based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that has a greater than 50 percent likelihood of being realized.

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

The following are the primary procedures we performed to address the critical audit matter. We involved tax professionals with specialized skills and knowledge, who assisted in:

●	evaluating the Company’s estimate of the ultimate resolution of the tax position taken by the Company

●	inspecting correspondence and settlements from taxing authorities and analyzing the expiration of statutes of limitation

●	evaluating the Company’s assessment of tax positions based on tax law, regulations, and other authoritative guidance with respect to expiration of statute of limitations and reserve additions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Baton Rouge, Louisiana

June 8, 2022

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 3, 2022 AND MARCH 28, 2021
(amounts in thousands, except share and per share amounts)

	April 3, 2022	March 28, 2021

ASSETS
Current assets:
Cash and cash equivalents	$1,598	$613
Accounts receivable (net of allowances of $945 at April 3, 2022 and $723 at March 28, 2021):
Due from factor	21,093	18,604
Other	2,133	734
Inventories	20,653	20,335
Prepaid expenses	1,031	1,184
Total current assets	46,508	41,470

Operating lease right of use assets	2,423	4,068

Property, plant and equipment - at cost:
Vehicles	182	171
Leasehold improvements	425	425
Machinery and equipment	3,581	3,152
Furniture and fixtures	367	345
Property, plant and equipment - gross	4,555	4,093
Less accumulated depreciation	3,198	2,635
Property, plant and equipment - net	1,357	1,458

Finite-lived intangible assets - at cost:
Customer relationships	7,374	7,374
Other finite-lived intangible assets	4,266	4,266
Finite-lived intangible assets - gross	11,640	11,640
Less accumulated amortization	8,986	8,477
Finite-lived intangible assets - net	2,654	3,163

Goodwill	7,125	7,125
Deferred income taxes	-	706
Other	88	92
Total Assets	$60,155	$58,082

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,375	$5,539
Accrued wages and benefits	2,196	2,216
Accrued royalties	462	410
Dividends payable	827	800
Operating lease liabilities, current	1,832	1,802
Other accrued liabilities	94	215
Current maturities of long-term debt	-	1,964
Total current liabilities	11,786	12,946

Non-current liabilities:
Deferred income taxes	1,020	-
Operating lease liabilities, noncurrent	809	2,641
Reserve for unrecognized tax liabilities	739	630
Total non-current liabilities	2,568	3,271

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at April 3, 2022 and March 28, 2021; Issued 12,944,918 shares at April 3, 2022 and 12,809,753 shares at March 28, 2021	129	128
Additional paid-in capital	55,925	54,748
Treasury stock - at cost - 2,864,698 shares at April 3, 2022 and 2,811,446 shares at March 28, 2021	(15,614)	(15,202)
Retained Earnings	5,361	2,191
Total shareholders' equity	45,801	41,865
Total Liabilities and Shareholders' Equity	$60,155	$58,082

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED APRIL 3, 2022 AND MARCH 28, 2021
(amounts in thousands, except per share amounts)

	2022	2021

Net sales	$87,360	$79,164
Cost of products sold	64,052	55,067
Gross profit	23,308	24,097
Marketing and administrative expenses	13,002	14,218
Loss from impairment of long-lived assets	-	2,234
Income from operations	10,306	7,645
Other (expense) income:
Interest expense - net of interest income	(50)	83
Gain on extinguishment of debt	1,985	-
Gain (Loss) on sale of property, plant and equipment	18	(4)
Other - net	67	(1)
Income before income tax expense	12,326	7,723
Income tax expense	2,408	1,642
Net income	$9,918	$6,081

Weighted average shares outstanding:
Basic	10,055	10,144
Effect of dilutive securities	29	6
Diluted	10,084	10,150

Earnings per share:
Basic	$0.99	$0.60

Diluted	$0.98	$0.60

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED APRIL 3, 2022 AND MARCH 28, 2021

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

Balances - March 29, 2020	12,603,301	$126	(2,436,494)	$(12,408)	$53,610	$1,108	$42,436

Issuance of shares	206,452	2	-	-	744	-	746
Stock-based compensation	-	-	-	-	394	-	394
Acquisition of treasury stock	-	-	(374,952)	(2,794)	-	-	(2,794)
Net income	-	-	-	-	-	6,081	6,081
Dividend declared on common stock - $0.49 per share	-	-	-	-	-	(4,998)	(4,998)

Balances - March 28, 2021	12,809,753	$128	(2,811,446)	$(15,202)	$54,748	$2,191	$41,865

Issuance of shares	135,165	1	-	-	343	-	344
Stock-based compensation	-	-	-	-	834	-	834
Acquisition of treasury stock	-	-	(53,252)	(412)	-	-	(412)
Net income	-	-	-	-	-	9,918	9,918
Dividends declared on common stock - $0.67 per share	-	-	-	-	-	(6,748)	(6,748)

Balances - April 3, 2022	12,944,918	$129	(2,864,698)	$(15,614)	$55,925	$5,361	$45,801

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED APRIL 3, 2022 AND MARCH 28, 2021
(amounts in thousands)

	2022	2021
Operating activities:
Net income	$9,918	$6,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	652	741
Amortization of intangibles	509	790
Amortization of right of use assets	1,762	1,893
Deferred income taxes	1,726	(267)
Gain on extinguishment of debt	(1,985)	-
Loss from impairment of long-lived assets	-	2,234
(Gain) loss on sale of property, plant and equipment	(18)	4
Reserve for unrecognized tax liabilities	109	(91)
Stock-based compensation	834	394
Changes in assets and liabilities:
Accounts receivable	(3,888)	(1,535)
Inventories	(318)	(2,603)
Prepaid expenses	153	40
Other assets	4	3
Lease liabilities	(1,919)	(1,800)
Accounts payable	793	2,519
Accrued liabilities	(68)	335
Net cash provided by operating activities	8,264	8,738
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(531)	(733)
Proceeds from sale of property, plant and equipment	41	-
Net cash used in investing activities	(490)	(733)
Financing activities:
Repayments under revolving line of credit	(25,158)	(22,290)
Borrowings under revolving line of credit	25,158	19,712
Proceeds from long-term debt	-	1,964
Purchase of treasury stock from related parties	(412)	(2,794)
Issuance of common stock	344	746
Dividends paid	(6,721)	(5,012)
Net cash used in financing activities	(6,789)	(7,674)
Net increase in cash and cash equivalents	985	331
Cash and cash equivalents at beginning of period	613	282
Cash and cash equivalents at end of period	$1,598	$613

Supplemental cash flow information:
Income taxes paid	$1,948	$1,972
Interest paid	18	21

Noncash activities:
Property, plant and equipment purchased but unpaid	(43)	(47)
Dividends declared but unpaid	(827)	(800)

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Crown Crafts, Inc. (the “Company”) was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through two of its wholly-owned subsidiaries, Sassy Baby, Inc. (“Sassy”) and NoJo Baby & Kids, Inc. (“NoJo”) in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2022” or “2022” represent the 53-week period ended April 3, 2022 and references herein to “fiscal year 2021” or “2021” represent the 52-week period ended March 28, 2021.

During fiscal 2021 and the first 54 days of fiscal 2022, the Company also operated indirectly through Carousel Designs, LLC (“Carousel”), a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 21, 2021, the Company ceased the operations of Carousel.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the consolidated statements of income and cash flows. Significant estimates are made with respect to:

●	Allowances related to accounts receivable for customer deductions for returns, allowances and disputes,
●	Inventory reserves for discontinued finished goods, and
●	A reserve for unrecognized tax liabilities in respect of the tax impact of state apportionment percentages.

Actual results could differ materially from these estimates.

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

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental and bath toys and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the fiscal years ended April 3, 2022 and March 28, 2021 are as follows (in thousands):

	2022	2021
Bedding, blankets and accessories	$45,341	$47,036
Bibs, bath, developmental toy, feeding, baby care and disposable products	42,019	32,128
Total net sales	$87,360	$79,164

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

Allowances Against Accounts Receivable: Revenue from sales made to retailers is reported net of allowances for anticipated returns and other allowances, including cooperative advertising allowances, warehouse allowances, placement fees, volume rebates, coupons and discounts. Such allowances are recorded commensurate with sales activity or using the straight-line method, as appropriate, and the cost of such allowances is netted against sales in reporting the results of operations. The provision for the majority of the Company’s allowances occurs on a per-invoice basis. When a customer requests to have an agreed-upon deduction applied against the customer’s outstanding balance due to the Company, the allowances are correspondingly reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels. Although the timing of funding requests for advertising support can cause the net balance in the allowance account to fluctuate from period to period, such timing has no impact on the consolidated statements of income since such costs are accrued commensurate with sales activity or using the straight-line method, as appropriate.

Uncollectible Accounts: To reduce the exposure to credit losses and to enhance the predictability of its cash flows, the Company assigns substantially all of its receivables under factoring agreements with CIT. In the event a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. The Company recognizes revenue net of the amount that is expected to be uncollectible on accounts receivable, if any, that are not assigned under the factoring agreements with CIT. The Company’s management makes estimates of the uncollectiblity of its non-factored accounts receivable by specifically analyzing the accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers’ payment terms.

Credit Concentration: The Company’s accounts receivable at April 3, 2022 amounted to $23.2 million, net of allowances of $945,000. Of this amount, $21.1 million was due from CIT under the factoring agreements; an additional amount of $1.5 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $22.6 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit. The Company’s accounts receivable at March 28, 2021 amounted to $19.3 million, net of allowances of $723,000. Of this amount, $18.6 million was due from CIT under the factoring agreements; an additional amount of $602,000 was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $19.2 million represented the maximum loss that the Company could have incurred if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

Other Accrued Liabilities: Other accrued liabilities amounted to $94,000 and $215,000 at April 3, 2022 and March 28, 2021, respectively. Of these amounts, $35,000 and $85,000, respectively, reflected unearned revenue recorded for payments from customers that were received before the products ordered were received by the customers, and as of March 28, 2021, $14,000 and $6,000 reflected reserves for customer returns and unredeemed store credits and gift certificates, respectively.

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate value of the Company's inventory balances. Such amounts are presented as a current asset in the accompanying consolidated balance sheets and are a direct determinant of cost of products sold in the accompanying consolidated statements of income and, therefore, have a significant impact on the amount of net income reported in the accounting periods. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs to design, develop, source and store the product until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method, which assumes that inventory quantities are sold in the order in which they are acquired.

The determination of the indirect charges and their allocation to the Company’s finished goods inventories is complex and requires significant management judgment and estimates. If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company’s inventories and in the amount and timing of the Company’s cost of products sold and the resulting net income for the reporting period.

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of products sold in the Company’s consolidated statements of income. Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company’s financial position and results of operations.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying consolidated statements of income and amounted to $6.0 million and $5.7 million for fiscal years 2022 and 2021, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s effective tax rate, which is based on the Company’s pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits. The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; taxable years open to examination as of April 3, 2022 were the fiscal years ended April 3, 2022, March 28, 2021, March 29, 2020, March 31, 2019, April 1, 2018 and April 2, 2017.

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

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2022 and 2021 of $59,000 and $88,000, respectively, in the accompanying consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2022 and 2021, the Company accrued $50,000 and $56,000, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired.

In August 2020, the Company was notified by the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s California consolidated income tax returns for the fiscal years ended March 31, 2019, April 1, 2018 and April 2, 2017. Further, in February 2021, the Company was notified by the U.S. Internal Revenue Service of its intention to examine the Company’s original and amended federal consolidated income tax returns for the fiscal year ended April 2, 2017. The ultimate resolution of these examinations could include administrative or legal proceedings. Although management believes that the calculations and positions taken on these consolidated income tax returns and all other filed income tax returns are reasonable and justifiable, the outcome of these or any other examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, the reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the consolidated statements of income and amounted to $408,000 and $1.3 million for fiscal years 2022 and 2021, respectively.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, the objective of which was to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU amended the FASB ASC in order to improve the consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The amendments contained in ASU No. 2019-12 were required to be adopted for public entities in the first interim period of the fiscal year beginning after December 15, 2020. Accordingly, the Company adopted ASU No. 2019-12 effective as of March 29, 2021, which did not have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASU’s issued which had become effective as of June 2, 2022, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	April 3, 2022	March 28, 2021
Raw Materials	$28	$453
Work in Process	-	19
Finished Goods	20,625	19,863
Total inventory	$20,653	$20,335

Note 4 – Carousel Designs

During fiscal 2021 and the first 54 days of fiscal 2022, Carousel manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. During the Company’s review for impairment of its long-lived asset groups and certain identifiable intangible asset groups as of March 28, 2021, management evaluated Carousel’s history of operating and cash flow losses and concluded that such losses were likely to continue. The Company developed the fair value of each of Carousel’s long-lived asset groups by using a combination of income, cost and market approaches. The result of this evaluation was management’s determination that the carrying value of Carousel’s long-lived asset group exceeded its fair value, which required the Company to impair Carousel’s long-lived asset group to its fair value and to recognize a related loss from the impairment of Carousel’s long-lived asset group during the fiscal year ended March 28, 2021, as follows (in thousands):

					Impairment
	Amounts as of March 28, 2021				Loss
		Accumulated			Fiscal
	Gross	Depreciation	Carrying	Fair Value	Year
	Amount	or Amortization	Value	Amount	2021
Property, plant and equipment
Vehicle	$21	$16	$5	$-	$5
Leasehold improvements	5	4	1	-	1
Machinery and equipment	1,173	577	596	24	572
Total property, plant and equipment	1,199	597	602	24	578
Amortizable intangible assets:
Tradename	1,100	269	831	-	831
Developed technology	1,100	403	697	-	697
Non-compete covenants	360	264	96	-	96
Total amortizable intangible assets	2,560	936	1,624	-	1,624
Operating lease liabilities, current	32	-	32	-	32
Total long-lived assets	$3,791	$1,533	$2,258	$24	$2,234

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

During the fiscal year ended April 3, 2022, Carousel experienced a gross loss of $689,000, which was the result of the sale of inventory below cost and the recognition of charges of $334,000 related to the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $344,000 and $291,000 during fiscal years 2022 and 2021, respectively. There were no advances on the factoring agreements at April 3, 2022 or March 28, 2021.

Credit Facility: The Company’s credit facility at April 3, 2022 consisted of a revolving line of credit under a financing agreement of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or LIBOR plus 1.75%, and which is secured by a first lien on all assets of the Company. On May 13, 2021, the Company and CIT entered into an agreement whereby CIT’s lien on Carousel’s assets was automatically released upon the sale of such assets.

The financing agreement was scheduled to mature on July 11, 2022, but on May 31, 2021 the financing agreement was amended to extend the maturity date to July 11, 2025 and to change the interest rates to prime minus 1.0% or LIBOR plus 1.5%, effective as of May 31, 2021. The financing agreement was also amended on June 2, 2022 to transition from the LIBOR reference rate to the Secured Overnight Financing Rate (“SOFR”) plus 1.6%. As of April 3, 2022, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the LIBOR option, which was 1.95% as of April 3, 2022. The financing agreement also provides for the payment by CIT to the Company of interest on daily negative balances, if any, held by CIT at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 1.5% as of April 3, 2022.

As of April 3, 2022 and March 28, 2021, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of April 3, 2022.

Paycheck Protection Program Loan: On April 19, 2020, the Company executed a Note (the “Note”) in connection with a loan made pursuant to the Paycheck Protection Program (the “PPP Loan”), which is administered by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program Flexibility Act of 2020. The Note was entered into with CIT Bank, N.A. (the “Lender”) for the principal amount of $1,963,800 and bore a 1.0% interest rate.

As authorized by the provisions of the CARES Act, the Company applied to the Lender for forgiveness of the PPP Loan. The Note would have matured on April 20, 2022, but on May 20, 2021, the PPP Loan was forgiven in full and the SBA remitted to the Lender on that date the principal amount of the Note of $1,963,800 and interest of $21,000 that had accrued from the funding date of April 20, 2020 through the forgiveness date of May 20, 2021. During 2022, the Company recorded a gain on extinguishment of debt in the amount of $1,985,000 associated with the forgiveness of the PPP Loan, which has been presented below income from operations in the accompanying consolidated statements of income. Because the Note was forgiven during the fiscal year ending April 3, 2022, it was classified a current liability in the accompanying consolidated balance sheet as of March 28, 2021.

Note 6 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “401(k) Plan”), as provided by Section 401(k) of the Internal Revenue Code (“Code”). The 401(k) Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the 401(k) Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Board determines the portion, if any, of employee contributions that will be matched by the Company. For calendar years 2022, 2021 and 2020, the Board established the employer matching contributions at 100% of the first 2% of employee contributions and 50% of the next 3% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account, then the unvested portion of the matching employer amount in their account is forfeited when the employee receives a distribution from their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company's matching contributions to the 401(k) Plan, net of the utilization of forfeitures, were $289,000 and $266,000 for fiscal years 2022 and 2021, respectively.

Note 7 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of April 3, 2022 and March 28, 2021 amounted to $30.0 million, which is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Other Intangible Assets: Other intangible assets as of April 3, 2022 and March 28, 2021consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of April 3, 2022 and March 28, 2021, the amortization expense for fiscal years ended April 3, 2022 and March 28, 2021 and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Fiscal Year Ended
	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,
	2022	2021	2022	2021	2022	2021
Tradename and trademarks	$2,567	$2,567	$1,885	$1,722	$163	$244
Developed technology	-	-	-	-	-	110
Non-compete covenants	98	98	98	93	5	79
Patents	1,601	1,601	1,003	950	53	61
Customer relationships	7,374	7,374	6,000	5,712	288	296
Total other intangible assets	$11,640	$11,640	$8,986	$8,477	$509	$790

Classification within the accompanying consolidated statements of income:
Cost of products sold					$5	$7
Marketing and administrative expenses					504	783
Total amortization expense					$509	$790

The Company estimates that its amortization expense will be $481,000, $481,000, $417,000, $302,000 and $275,000 in fiscal years 2023, 2024, 2025, 2026 and 2027, respectively.

Note 8 – Leases

The Company made cash payments related to its recognized operating leases of $1.9 million and $1.8 million during the fiscal years ended April 3, 2022 and March 28, 2021, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying consolidated statements of cash flows. As of April 3, 2022, the Company’s operating leases have a weighted-average discount rate 3.6% and a weighted-average remaining lease term of 1.8 years.

During the fiscal years ended April 3, 2022 and March 28, 2021, the Company classified its operating lease costs within the accompanying consolidated statements of income as follows (in thousands):

	2022	2021
Cost of products sold	$1,598	$1,691
Marketing and administrative expenses	164	202
Total operating lease costs	$1,762	$1,893

The maturities of the Company’s operating lease liabilities as of April 3, 2022 are as follows (in thousands):

Fiscal Year
2023	$1,896
2024	491
2025	187
2026	158
Total undiscounted operating lease payments	2,732
Less imputed interest	91
Operating lease liabilities - net	$2,641

Note 9 – Stock-based Compensation

The Company has three incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”), the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) and the 2021 Incentive Plan (the “2021 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting, and the 2021 Plan by the Company’s stockholders at the Company’s 2021 annual meeting, grants may no longer be issued under either the 2006 Plan or the 2014 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2021 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2021 Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), which selects eligible employees, non-employee directors and other individuals to participate in the 2021 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of stock options) and other terms of individual awards. At April 3, 2022, 972,000 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. During fiscal years 2022 and 2021, the Company recorded $834,000 and $394,000 of stock-based compensation, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of April 3, 2022.

Stock Options: The following table represents stock option activity for fiscal years 2022 and 2021:

	2022		2021
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.84	567,500	$6.86	517,500
Granted	7.98	158,000	5.81	185,000
Exercised	7.72	(70,000)	7.27	(135,000)
Forfeited	4.84	(20,000)	-	-
Outstanding at End of Period	7.39	635,500	6.84	567,500
Exercisable at End of Period	7.50	390,000	7.84	320,000

As of April 3, 2022, the intrinsic value of the outstanding and exercisable stock options was $205,000 and $126,000, respectively. The Company did not receive any cash from the exercise of stock options during fiscal years 2022 or 2021. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $67,000 and $162,000 during fiscal years 2022 and 2021, respectively. As of March 28, 2021, the intrinsic value of the outstanding and exercisable stock options was $668,000 and $139,000, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options awarded to certain employees during fiscal years 2022 and 2021, which options vest over a two-year period, assuming continued service.

	Fiscal Year Ended
	April 3, 2022	March 28, 2021
Number of options issued	158,000	75,000	110,000
Grant date	June 9, 2021	January 4, 2021	June 10, 2020
Dividend yield	4.00%	4.50%	6.50%
Expected volatility	35.00%	35.00%	30.00%
Risk free interest rate	0.530%	0.260%	0.275%
Contractual term (years)	10.00	10.00	10.00
Expected term (years)	4.00	4.00	4.00
Forfeiture rate	5.00%	5.00%	5.00%
Exercise price (grant-date closing price) per option	$7.98	$7.11	$4.92
Fair value per option	$1.61	$1.30	$0.56

For the fiscal years ended April 3, 2022 and March 28, 2021, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended April 3, 2022
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2020	$3	$4	$7
2021	14	64	78
2022	30	66	96

Total stock option compensation	$47	$134	$181

	Fiscal Year Ended March 28, 2021
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2019	$2	$3	$5
2020	10	15	25
2021	10	23	33

Total stock option compensation	$22	$41	$63

A summary of stock options outstanding and exercisable as of April 3, 2022 is as follows:

					Weighted-		Weighted-
				Weighted-	Avg. Exercise		Avg. Exercise
			Number	Avg. Remaining	Price of	Number	Price of
Exercise			of Options	Contractual	Options	of Options	Options
Price			Outstanding	Life in Years	Outstanding	Exercisable	Exercisable
$4.00	-	4.99	115,000	7.80	$4.86	65,000	$4.81
$5.00	-	5.99	20,000	6.20	$5.90	20,000	$5.90
$6.00	-	6.99	10,000	1.20	$6.14	10,000	$6.14
$7.00	-	7.99	365,500	7.22	$7.74	170,000	$7.65
$8.00	-	8.99	55,000	3.19	$8.38	55,000	$8.38
$9.00	-	9.99	70,000	4.18	$9.60	70,000	$9.60
			635,500	6.51	$7.39	390,000	$7.50

As of April 3, 2022, total unrecognized stock-option compensation costs amounted to $202,000, which will be recognized as the underlying stock options vest over a weighted-average period of 7.1 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Directors: The following shares of non-vested stock were granted to the Company’s directors:

Number of Shares	Fair Value per Share	Grant Date	Vesting Period (Years)
40,165	$7.47	August 11, 2021	One
41,452	5.79	August 12, 2020	Two
46,512	5.16	August 14, 2019	Two
28,000	5.43	August 8, 2018	Two

These shares vest over the periods indicated, assuming continued service. The fair value of non-vested stock granted to the Company’s directors was based on the closing price of the Company’s common stock on the date of each grant. In August 2021 and August 2020, 43,984 and 37,256 shares that had been granted to the Company’s directors vested, having an aggregate value on the respective vesting dates of $327,000 and $179,000, respectively.

Non-vested Stock Granted to Employees: The following shares of non-vested stock were granted to certain of the Company’s employees:

Number of Shares	Fair Value per Share	Grant Date	Vesting Date
25,000	$5.86	January 18, 2019	January 18, 2021
20,000	4.92	June 10, 2020	June 10, 2022
10,000	7.60	February 22, 2021	February 22, 2023
25,000	7.98	June 9, 2021	June 9, 2022

These shares vest on dates indicated, assuming continued service. The shares that were granted on January 18, 2019 vested on January 18, 2021, with such shares having an aggregate value on the vesting date of $182,000.

Performance Award Shares: On March 1, 2022, the Compensation Committee authorized and approved performance award to certain of the Company’s executive officers, consisting of 187,500 shares, of which: (a) 75,000 shares shall be earned if the closing price per share of the Company’s stock equals or exceeds $8.00 on ten trading days within any period of twenty consecutive trading days prior to March 1, 2027; and (b) 112,500 shares shall be earned if the closing price per share of the Company’s stock equals or exceeds $9.00 on ten trading days within any period of twenty consecutive trading days prior to March 1, 2027. Upon the achievement of each applicable stock hurdle described above: (i) one-third of the shares that are earned shall vest on the later of the date on which the shares are earned and March 1, 2023; (ii) one-third of the shares that are earned shall vest on the first anniversary of the date on which the shares are earned; (iii) one-third shall vest on the second anniversary of the date on which the shares are earned. All shares that are non-earned or non-vested will be forfeited upon the termination of service. The Company, with the assistance of an independent third party, determined that the aggregate grant date fair value of the awards amounted to $734,000.

For the fiscal years ended April 3, 2022 and March 28, 2021, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

Stock Granted in Fiscal Year	2022	2021
2019	$-	$87
2020	40	120
2021	207	124
2022	406	-

Total stock grant compensation	$653	$331

As of April 3, 2022, total unrecognized compensation expense related to the Company’s non-vested stock grants was $941,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 15.3 months. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unearned or unvested grants as of such individual’s separation date.

Note 10 – Income Taxes

The Company’s income tax provision for the fiscal years ended April 3, 2022 and March 28, 2021 is summarized below (in thousands):

	Fiscal year ended April 3, 2022
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$542	$1,398	$1,940
State	194	328	522
Foreign	11	-	11
Total income tax expense on current year income	747	1,726	2,473
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	59	-	59
Adjustment to prior year provision	(41)	-	(41)
Net excess tax benefit related to stock-based compensation	(83)	-	(83)
Income tax benefit - discrete items	(65)	-	(65)
Total income tax expense	$682	$1,726	$2,408

	Fiscal year ended March 28, 2021
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$1,631	$(216)	$1,415
State	479	(51)	428
Foreign	10	-	10
Total income tax expense on current year income	2,120	(267)	1,853
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	(145)	-	(145)
Adjustment to prior year provision	(54)	-	(54)
Net excess tax benefit related to stock-based compensation	(12)	-	(12)
Income tax benefit - discrete items	(211)	-	(211)
Total income tax expense	$1,909	$(267)	$1,642

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of April 3, 2022 and March 28, 2021 are as follows (in thousands):

	April 3, 2022	March 28, 2021
Deferred tax assets:
Employee wage and benefit accruals	$495	$532
Accounts receivable and inventory reserves	414	234
Operating lease liabilities	654	1,100
Intangible assets	322	172
State net operating loss carryforwards	755	736
Accrued interest and penalty on unrecognized tax liabilities	43	28
Stock-based compensation	289	195
Total gross deferred tax assets	2,972	2,997
Less valuation allowance	(755)	(736)
Deferred tax assets after valuation allowance	2,217	2,261

Deferred tax liabilities:
Prepaid expenses	(607)	(452)
Operating lease right of use assets	(600)	(1,015)
Intangible assets	(1,725)	-
Property, plant and equipment	(305)	(88)
Total deferred tax liabilities	(3,237)	(1,555)
Net deferred income tax (liabilities) assets	$(1,020)	$706

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of April 3, 2022 and March 28, 2021 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

The following table sets forth the reconciliation of the beginning and ending amounts of unrecognized tax liabilities for fiscal years 2022 and 2021 (in thousands):

	2022	2021
Balance at beginning of period	$630	$721
Additions related to current year positions	59	88
Additions related to prior year positions	50	56
Revaluations due to change in enacted tax rates	-	-
Reductions for tax positions of prior years	-	-
Reductions due to lapses of the statute of limitations	-	(341)
Additions pursuant to judgements and settlements	-	106
Balance at end of period	$739	$630

In December 2016, the Company was notified by the FTB of its intention to examine the Company’s claims for refund made in connection with amended consolidated income tax returns that the Company had filed. On January 10, 2021, the Company’s California consolidated income tax returns for the fiscal year ended April 3, 2016 became closed to examination or other adjustment. Accordingly, the Company reversed the reserve for an unrecognized tax liability that it had previously recorded for that fiscal year, which resulted in the recognition of a discrete income tax benefit of $233,000 during the fiscal year ended March 28, 2021 in the accompanying consolidated statements of income. The Company also reversed the interest expense and penalties that it had accrued in respect of the unrecognized tax liabilities for these fiscal years, which resulted in the recognition of a credit to interest expense of $108,000 during the fiscal year ended March 28, 2021.

On March 3, 2021, the Company and the FTB entered into a Settlement Agreement regarding the Company’s claim for refund made in connection with the amended consolidated income tax return that the Company filed for the fiscal year ended March 30, 2014. Under the terms of the Settlement Agreement, the FTB made a payment to the Company in the amount of 30% of the amount of the claim for refund of $448,000, or $134,000, plus interest of approximately $7,000. Other than the recognition of the interest portion of the settlement as interest income, the resolution of this claim for refund had no effect on the Company’s consolidated statements of income for the fiscal year ended March 28, 2021.

During the fiscal years ended April 3, 2022 and March 28, 2021, the Company recorded discrete income tax benefits of $34,000 and $74,000, respectively, to reflect the aggregate effect of certain tax credits claimed on its consolidated federal income tax returns.

During the fiscal years ended April 3, 2022 and March 28, 2021, the Company recorded discrete income tax benefits of $83,000 and $12,000, respectively, to reflect the effects during the periods of the excess tax benefits from the exercise of stock options and the vesting of non-vested stock.

The Company’s provision for income taxes is based upon effective tax rates of 19.5% and 21.3% in fiscal years 2022 and 2021, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates, plus the net effect of various discrete items.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2022 and 2021 (in thousands):

	2022	2021
Federal statutory rate	21%	21%
Tax expense at federal statutory rate	$2,588	$1,622
State income taxes, net of Federal income tax benefit	413	338
Tax credits	(136)	(135)
Discrete items	(65)	(211)
Tax effect of book income not includible for tax purposes	(486)	-
Other - net, including foreign	94	28
Income tax expense	$2,408	$1,642

Note 11 – Shareholders’ Equity

Dividends: The holders of shares of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Aggregate cash dividends of $0.67 and $0.49 per share, amounting to $6.7 million and $5.0 million, were declared during fiscal years 2022 and 2021, respectively. Cash dividends declared during fiscal years 2022 and 2021 included special cash dividends of $0.35 and $0.25 per share, respectively. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of stock. In this manner, the Company acquired 53,000 treasury shares during the fiscal year ended April 3, 2022 at a weighted-average market value of $7.72 per share and acquired 125,000 treasury shares during the fiscal year ended March 28, 2021 at a weighted-average market value of $7.27 per share.

On December 16, 2020, the Company purchased 250,000 shares of its common stock from E. Randall Chestnut, the Company’s then Chief Executive Officer. The shares were purchased at a purchase price of $7.5435 per share, which price represented the trailing 10-trading day volume weighted average closing price of the Company’s common stock ending, and including December 16, 2020.

Note 12 – Related Party Transaction

See the information set forth above in Note 11 – Shareholders’ Equity related to the Company’s purchase of 250,000 shares of its common stock from E. Randall Chestnut, the Company’s then Chief Executive Officer.

Note 13 – Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended April 3, 2022 and March 28, 2021.

	2022	2021
Walmart Inc.	52%	43%
Amazon.com, Inc.	21%	25%

Note 14 – Commitments and Contingencies

Total royalty expense amounted to $6.0 million and $5.7 million for fiscal years 2022 and 2021, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of April 3, 2022 is $4.4 million, consisting of $2.9 million and $1.5 million due in fiscal years 2023 and 2024, respectively.

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

Note 15 – Subsequent Events

On June 2, 2022, the Company’s financing agreement with CIT was amended to transition from the LIBOR reference rate to SOFR plus 1.6%. The Company has evaluated events that have occurred between April 3, 2022 and the date that the accompanying financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN CRAFTS, INC.

Date: June 8, 2022	By:	/s/ Olivia W. Elliott
Olivia W. Elliott
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Olivia W. Elliott	President, Chief Executive Officer and Director	June 8, 2022
Olivia W. Elliott
/s/ Craig J. Demarest	Vice President and Chief Financial Officer (Principal Financial Officer and	June 8, 2022
Craig J. Demarest	Principal Accounting Officer)

/s/ Zenon S. Nie	Chairman of the Board of Directors	June 8, 2022
Zenon S. Nie

/s/ Sidney Kirschner	Director	June 8, 2022
Sidney Kirschner

/s/ Donald Ratajczak	Director	June 8, 2022
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 8, 2022
Patricia Stensrud