Form 10-Q
period 2022-07-03
CROWN CRAFTS INC
filed 2022-08-17
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of August 1, 2022 was 10,069,753.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 3, 2022 (UNAUDITED) AND APRIL 3, 2022

(amounts in thousands, except share and per share amounts)

	July 3, 2022	April 3, 2022

ASSETS
Current assets:
Cash and cash equivalents	$4,141	$1,598
Accounts receivable (net of allowances of $1,103 at July 3, 2022 and $945 at April 3, 2022):
Due from factor	15,614	21,093
Other	2,030	2,133
Inventories	26,350	20,653
Prepaid expenses	1,228	1,031
Total current assets	49,363	46,508

Operating lease right of use assets	2,151	2,423

Property, plant and equipment - at cost:
Vehicles	182	182
Leasehold improvements	425	425
Machinery and equipment	3,688	3,581
Furniture and fixtures	370	367
Property, plant and equipment - gross	4,665	4,555
Less accumulated depreciation	3,367	3,198
Property, plant and equipment - net	1,298	1,357

Finite-lived intangible assets - at cost:
Customer relationships	7,374	7,374
Other finite-lived intangible assets	4,266	4,266
Finite-lived intangible assets - gross	11,640	11,640
Less accumulated amortization	9,106	8,986
Finite-lived intangible assets - net	2,534	2,654

Goodwill	7,125	7,125
Other	88	88
Total Assets	$62,559	$60,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,469	$6,375
Accrued wages and benefits	846	2,196
Accrued royalties	269	462
Dividends payable	824	827
Operating lease liabilities, current	1,762	1,832
Other accrued liabilities	93	94
Total current liabilities	13,263	11,786

Non-current liabilities:
Deferred income taxes	1,279	1,020
Operating lease liabilities, noncurrent	570	809
Reserve for unrecognized tax liabilities	773	739
Total non-current liabilities	2,622	2,568

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at July 3, 2022 and April 3, 2022; Issued 12,959,918 shares at July 3, 2022 and 12,944,918 shares at April 3, 2022	130	129
Additional paid-in capital	56,331	55,925
Treasury stock - at cost - 2,890,165 shares at July 3, 2022 and 2,864,698 shares at April 3, 2022	(15,776)	(15,614)
Retained Earnings	5,989	5,361
Total shareholders' equity	46,674	45,801
Total Liabilities and Shareholders' Equity	$62,559	$60,155

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE-MONTH PERIODS ENDED JULY 3, 2022 AND JUNE 27, 2021

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	July 3, 2022	June 27, 2021

Net sales	$15,710	$18,712
Cost of products sold	10,557	14,056
Gross profit	5,153	4,656
Marketing and administrative expenses	3,413	3,366
Income from operations	1,740	1,290
Other (expense) income:
Interest expense - net of interest income	(3)	(13)
Gain on extinguishment of debt	-	1,985
Gain on insurance proceeds received for damage to equipment	34	-
Gain on sale of property, plant and equipment	2	-
Other - net	127	12
Income before income tax expense	1,900	3,274
Income tax expense	466	609
Net income	$1,434	$2,665

Weighted average shares outstanding:
Basic	10,076	10,004
Effect of dilutive securities	24	52
Diluted	10,100	10,056

Earnings per share -- basic and diluted	$0.14	$0.27

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

THREE-MONTH PERIODS ENDED JULY 3, 2022 AND JUNE 27, 2021

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

Balances - March 28, 2021	12,809,753	$128	(2,811,446)	$(15,202)	$54,748	$2,191	$41,865

Issuance of shares	55,000	1	-	-	144	-	145
Stock-based compensation	-	-	-	-	132	-	132
Acquisition of treasury stock	-	-	(22,988)	(179)	-	-	(179)
Net income	-	-	-	-	-	2,665	2,665
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(802)	(802)
Balances - June 27, 2021	12,864,753	$129	(2,834,434)	$(15,381)	$55,024	$4,054	$43,826

Balances - April 3, 2022	12,944,918	$129	(2,864,698)	$(15,614)	$55,925	$5,361	$45,801

Issuance of shares	15,000	1	-	-	73	-	74
Stock-based compensation	-	-	-	-	333	-	333
Acquisition of treasury stock	-	-	(25,467)	(162)	-	-	(162)
Net income	-	-	-	-	-	1,434	1,434
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(806)	(806)
Balances - July 3, 2022	12,959,918	$130	(2,890,165)	$(15,776)	$56,331	$5,989	$46,674

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE-MONTH PERIODS ENDED JULY 3, 2022 AND JUNE 27, 2021

(amounts in thousands)

	Three-Month Periods Ended
	July 3, 2022	June 27, 2021
Operating activities:
Net income	$1,434	$2,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	169	152
Amortization of intangibles	120	129
Amortization of right of use assets	442	447
Deferred income taxes	259	(164)
Gain on extinguishment of debt	-	(1,985)
Gain on insurance proceeds received for damage to equipment	(34)	-
Gain on sale of property, plant and equipment	(2)	-
Reserve for unrecognized tax liabilities	34	37
Stock-based compensation	333	132
Changes in assets and liabilities:
Accounts receivable	5,582	1,868
Inventories	(5,697)	(1,620)
Prepaid expenses	(197)	227
Other assets	-	1
Lease liabilities	(480)	(497)
Accounts payable	3,079	2,289
Accrued liabilities	(1,544)	1,317
Net cash provided by operating activities	3,498	4,998
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(95)	(75)
Insurance proceeds received for damage to equipment	34	-
Proceeds from sale of property, plant and equipment	2	-
Net cash used in investing activities	(59)	(75)
Financing activities:
Repayments under revolving line of credit	-	(5,809)
Borrowings under revolving line of credit	-	5,809
Purchase of treasury stock from related parties	(162)	(179)
Issuance of common stock	74	145
Dividends paid	(808)	(800)
Net cash used in financing activities	(896)	(834)
Net increase in cash and cash equivalents	2,543	4,089
Cash and cash equivalents at beginning of period	1,598	613
Cash and cash equivalents at end of period	$4,141	$4,702

Supplemental cash flow information:
Income taxes paid	$-	$610
Interest paid	1	5

Noncash activities:
Property, plant and equipment purchased but unpaid	(16)	(32)
Dividends declared but unpaid	(824)	(802)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JULY 3, 2022 AND JUNE 27, 2021

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

In the opinion of the Company’s management, the interim unaudited consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of July 3, 2022 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the quarter ended July 3, 2022 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 2, 2023. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2022.

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2023” or “2023” represent the 52-week period ending April 2, 2023 and references herein to “fiscal year 2022” or “2022” represent the 53-week period ended April 3, 2022.

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

The Company has determined that all other ASUs issued which had become effective as of July 3, 2022, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Advertising Costs

The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $124,000 and $221,000 for the three-month periods ended July 3, 2022 and June 27, 2021, respectively.

Note 3 – Segment and Related Information

The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, blankets, accessories, bibs, toys and disposable products. Net sales of bedding, blankets and accessories and net sales of bibs, toys and disposable products for the three months ended July 3, 2022 and June 27, 2021 are as follows (in thousands):

	Three-Month Periods Ended
	July 3, 2022	June 27, 2021
Bedding, blankets and accessories	$7,498	$9,957
Bibs, toys and disposables products	8,212	8,755
Total net sales	$15,710	$18,712

Note 4 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.1 million and $1.3 million for the three months ended July 3, 2022 and June 27, 2021, respectively.

Note 5 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to audit or other adjustment as of July 3, 2022 were the fiscal years ended April 3, 2022, March 28, 2021, March 29, 2020, March 31, 2019, April 1, 2018 and April 2, 2017.

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

The Company recorded a discrete income tax charge of $1,000 and a discrete income tax benefit of $44,000 during the three-month periods ended July 3, 2022 and June 27, 2021, respectively, to reflect the net effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock.

Note 6 – Carousel Designs

The accompanying unaudited condensed consolidated statement of income for the three-month period ended June 27, 2021 includes income, expenses and losses recognized in respect of the operating activities of Carousel Designs, LLC (“Carousel”), a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Company’s Board of Directors (the “Board”) approved the closure of Carousel due to its high costs, declining sales and operating and cash flow losses, as well as management’s determination that, due to post-COVID-19 competitive pressures in the infant, toddler and juvenile products segment within the consumer products industry, such losses were likely to continue. Accordingly, the operations of Carousel ceased on May 21, 2021.

During the three-month period ended June 27, 2021, Carousel experienced a gross loss of $647,000, resulting from the sale of inventory below cost and the recognition of charges of $334,000 related to the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business.

Note 7 – Financing Arrangements

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $68,000 and $64,000 during the three-month periods ended July 3, 2022 and June 27, 2021, respectively.

Credit Facility:      The Company’s credit facility as of July 3, 2022 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit. The financing agreement will mature on July 11, 2025, bears interest at the rate of prime minus 1.0% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. At July 3, 2022, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the SOFR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 2.75% as of July 3, 2022, on daily negative balances, if any, held at CIT.

As of July 3, 2022 and April 3, 2022, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of July 3, 2022.

Credit Concentration:      The Company’s accounts receivable as of July 3, 2022 amounted to $17.6 million, net of allowances of $1.1 million. Of this amount, $15.6 million was due from CIT under the factoring agreements; an additional amount of $3.0 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $18.6 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit. The Company’s accounts receivable as of April 3, 2022 amounted to $23.2 million, net of allowances of $945,000. Of this amount, $21.1 million was due from CIT under the factoring agreements; an additional amount of $1.5 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $22.6 million represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

Note 8 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, toys and disposable products. The goodwill of the Company’s reporting units at July 3, 2022 and April 3, 2022 amounted to $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

On April 4, 2022, the Company performed a qualitative assessment to determine if it is more likely than not that the fair values of the Company’s reporting units are less than their carrying values by evaluating relevant events and circumstances, including financial performance, market conditions and share price. Based on this assessment, the Company concluded that the goodwill for each of the Company’s reporting units was not considered at risk of impairment.

Note 9 – Other Intangible Assets

Other intangible assets as of July 3, 2022 and April 3, 2022 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of July 3, 2022 and April 3, 2022, the amortization expense for the three months ended July 3, 2022 and June 27, 2021, and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended
	July 3,	April 3,	July 3,	April 3,	July 3,	June 27,
	2022	2022	2022	2022	2022	2021
Tradename and trademarks	$2,567	$2,567	$1,920	$1,885	$35	$43
Non-compete covenants	98	98	98	98	-	1
Patents	1,601	1,601	1,016	1,003	13	13
Customer relationships	7,374	7,374	6,072	6,000	72	72
Total other intangible assets	$11,640	$11,640	$9,106	$8,986	$120	$129

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$-	$1
Marketing and administrative expenses					120	128
Total amortization expense					$120	$129

Note 10 – Inventories

Major classes of inventory were as follows (in thousands):

	July 3, 2022	April 3, 2022
Raw Materials	$28	$28
Finished Goods	26,322	20,625
Total inventory	$26,350	$20,653

Note 11 – Leases

The Company made cash payments related to its recognized operating leases of $480,000 and $497,000 during the three months ended July 3, 2022 and June 27, 2021, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. As of July 3, 2022, the Company’s operating leases have a weighted-average remaining lease term of 1.7 years and the weighted-average discount rate is 3.6%.

During the three-month periods ended July 3, 2022 and June 27, 2021, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Periods Ended
	July 3, 2022	June 27, 2021
Cost of products sold	$401	$400
Marketing and administrative expenses	41	47
Total operating lease costs	$442	$447

The maturities of the Company’s operating lease liabilities as of July 3, 2022 are as follows (in thousands):

Fiscal Year
2023	$1,465
2024	550
2025	223
2026	171
Total undiscounted operating lease payments	2,409
Less imputed interest	77
Operating lease liabilities - net	$2,332

Note 12 – Stock-based Compensation

The Company has three incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”), the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) and the 2021 Incentive Plan (the “2021 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting and the 2021 Plan by the Company’s stockholders at the Company’s 2021 annual meeting, grants may no longer be issued under either the 2006 Plan or the 2014 Plan. As of July 3, 2022, 852,335 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares. The Company recorded stock-based compensation expense of $333,000 and $132,000 during the three months ended July 3, 2022 and June 27, 2021, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of July 3, 2022.

Stock Options: The following table represents stock option activity for the three-month periods ended July 3, 2022 and June 27, 2021:

	Three-Month Periods Ended
	July 3, 2022		June 27, 2021
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.39	635,500	$6.84	567,500
Granted	6.54	120,000	7.98	158,000
Exercised	4.92	(15,000)	4.84	(30,000)
Outstanding at End of Period	7.31	740,500	7.18	695,500
Exercisable at End of Period	7.40	504,000	7.19	407,500

As of July 3, 2022, the intrinsic value of the outstanding and exercisable stock options was $152,000. The intrinsic value of the stock options exercised during the three-month period ended July 3, 2022 was $20,000.

Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $8,000 and $34,000 during the three months ended July 3, 2022 and June 27, 2021, respectively.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the three-month periods ended July 3, 2022 and June 27, 2021, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	July 3, 2022	June 27, 2021
Number of options issued	120,000	158,000
Grant date	June 7, 2022	June 9, 2021
Dividend yield	4.89%	4.00%
Expected volatility	30.00%	35.00%
Risk free interest rate	2.95%	0.53%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$6.54	$7.98
Fair value per option	$0.90	$1.61

During the three-month periods ended July 3, 2022 and June 27, 2021, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended July 3, 2022			Three-Month Period Ended June 27, 2021
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2020	$-	$-	$-	$3	$4	$7
2021	3	11	14	4	16	20
2022	12	30	42	2	4	6
2023	2	2	4	-	-	-

Total stock option compensation	$17	$43	$60	$9	$24	$33

As of July 3, 2022, total unrecognized stock option compensation expense amounted to $249,000, which will be recognized as the underlying stock options vest over a weighted-average period of 13.4 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Directors: The following shares of non-vested stock were granted to the Company’s directors:

Number of Shares	Fair Value per Share	Grant Date	Vesting Period (Years)
40,165	$7.47	August 11, 2021	One
41,452	5.79	August 12, 2020	Two
46,512	5.16	August 14, 2019	Two

The fair value of the non-vested stock granted to the Company’s directors was based on the closing price of the Company’s common stock on the date of each grant. The non-vested stock granted on August 11, 2021 included 8,033 shares granted to E. Randall Chestnut, formerly the Company’s Chairman, President and Chief Executive Officer. On May 1, 2022, upon the resignation of Mr. Chestnut from the Board and his retirement from all positions that he held within the Company, the vesting of these 8,033 shares was accelerated, with such shares having an aggregate value on such date of $50,000. The remaining shares set forth above otherwise vest over the periods indicated, assuming continued service.

Non-vested Stock Granted to Employees: The following shares of non-vested stock were granted to certain of the Company’s employees:

Number of Shares	Fair Value per Share	Grant Date	Vesting Date
20,000	$4.92	June 10, 2020	June 10, 2022
10,000	7.60	February 22, 2021	February 22, 2023
25,000	7.98	June 9, 2021	June 9, 2022

These shares vest on the dates indicated, assuming continued service. In June 2022, 45,000 shares that had been granted to certain of the Company’s employees vested, having an aggregate value on their respective vesting dates of $293,000.

Performance Award Shares: On  March 1, 2022, performance awards were granted to certain of the Company’s executive officers, consisting of 187,500 shares, of which: (a) 75,000 shares shall be earned if the closing price per share of the Company’s stock equals or exceeds $8.00 on ten trading days within any period of twenty consecutive trading days prior to  March 1, 2027; and (b) 112,500 shares shall be earned if the closing price per share of the Company’s stock equals or exceeds $9.00 on ten trading days within any period of twenty consecutive trading days prior to  March 1, 2027.  Upon the achievement of each applicable stock hurdle described above: (i) one-third of the shares that are earned shall vest on the later of the date on which the shares are earned and  March 1, 2023; (ii) one-third of the shares that are earned shall vest on the first anniversary of the date on which the shares are earned; (iii) one-third shall vest on the second anniversary of the date on which the shares are earned. All shares that are non-earned or non-vested will be forfeited upon the termination of service. The Company, with the assistance of an independent third party, determined that the grant date fair value of the awards amounted to $732,000.

During the three-month periods ended July 3, 2022 and June 27, 2021, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Period Ended July 3, 2022			Three-Month Period Ended June 27, 2021
		Non-employee	Total		Non-employee	Total
Stock Granted in Fiscal Year	Employees	Directors	Expense	Employees	Directors	Expense
2020	$-	$-	$-	$-	$30	$30
2021	18	30	48	22	30	52
2022	145	80	225	17	-	17

Total stock grant compensation	$163	$110	$273	$39	$60	$99

As of July 3, 2022, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $636,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 15.0 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 13 – Subsequent Events

The Company has evaluated all events which have occurred between July 3, 2022 and the date that the accompanying unaudited condensed consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through two of its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. and Sassy Baby, Inc., in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, disposables, toys and feeding products. The Company’s products are marketed under Company-owned trademarks, under trademarks licensed from others and as private label goods. Sales of the Company’s products are made directly to retailers, such as mass merchants, large chain stores, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers.

The accompanying unaudited condensed consolidated statement of income for the three-month period ended June 27, 2021 includes income, expenses and losses recognized in respect of the operating activities of Carousel, a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Board approved the closure of Carousel due to a history of high costs, declining sales and operating and cash flow losses, as well as management’s determination that such losses were likely to continue. Accordingly, the operations of Carousel ceased at the close of business on May 21, 2021.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three-month periods ended July 3, 2022 and June 27, 2021 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	July 3, 2022	June 27, 2021	$	%
Net sales by category:
Bedding, blankets and accessories	$7,498	$9,957	$(2,459)	-24.7%
Bibs, toys and disposable products	8,212	8,755	(543)	-6.2%
Total net sales	15,710	18,712	(3,002)	-16.0%
Cost of products sold	10,557	14,056	(3,499)	-24.9%
Gross profit	5,153	4,656	497	10.7%
% of net sales	32.8%	24.9%
Marketing and administrative expenses	3,413	3,366	47	1.4%
% of net sales	21.7%	18.0%
Interest expense - net of interest income	3	13	(10)	-76.9%
Gain on extinguishment of debt	-	1,985	(1,985)	-100.0%
Other income - net	(163)	(12)	(151)	1258.3%
Income tax expense	466	609	(143)	-23.5%
Net income	1,434	2,665	(1,231)	-46.2%
% of net sales	9.1%	14.2%

Net Sales: Sales decreased to $15.7 million for the three-month period ended July 3, 2022, compared with $18.7 million for the three-month period ended June 27, 2021, a decrease of $3.0 million, or 16.0%. Sales of bedding, blankets and accessories decreased by $2.5 million, which includes a decrease of $631,000 due to the closure of Carousel. Sales of bibs, toys and disposable products decreased by $543,000. The decreases in sales are primarily due to lower replenishment orders at a major retailer. Also, during the current-year period, the Company’s customers began to reduce their purchases as their inventories increased, which the Company believes resulted from customers’ excessive inventory purchases during the first quarter of calendar 2022 and consumers’ response to rising inflation. Finally, in advance of the expectation that shipments to customers from the Company’s Compton warehouse would be suspended during the first days of April 2022 due to the Company’s annual count of its inventory, customers were encouraged to place their orders earlier than they ordinarily would have. As a result, the Company estimates that approximately $700,000 of sales were made in the fourth quarter of fiscal 2022 that would have otherwise been made in the first quarter of fiscal 2023.

Gross Profit: Gross profit increased by $497,000 and increased from 24.9% of net sales for the three-month period ended June 27, 2021 to 32.8% of net sales for the three-month period ended July 3, 2022. The increase in the gross profit amount includes the effect of the closure of Carousel, which recognized a gross loss of $647,000 in the prior-year period and included the sale of inventory below cost and the recognition of charges of $334,000 associated with the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business. Also, although the gross profit in the prior-year period was impacted by increases in costs across the entire supply chain, the Company in the current-year has realized some stabilization in its input costs. Finally, the Company also expects to benefit in future periods from recent increases in the selling prices of its products.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $47,000, and increased from 18.0% of net sales for the three-month period ended June 27, 2021 to 21.7% of net sales for the three-month period ended July 3, 2022. The prior-year period included $410,000 for charges incurred by Carousel.

Gain on extinguishment of debt: On May 20, 2021, the PPP Loan was forgiven in full, which resulted in a gain on extinguishment of debt in the amount of $1,985,000 during the three-month period ended June 27, 2021.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 23.5% for the three-month period ended July 3, 2022, as compared with an estimated annual ETR from continuing operations of 19.2% for the three-month period ended June 27, 2021. The gain on extinguishment of debt associated with the forgiveness of the PPP Loan was permitted to be excluded from taxable income, the effect of which lowered the ETR for the prior-year period by approximately four percentage points.

As a result of the consideration of the relevant information regarding the state portion of its income tax provision, the Company recorded discrete reserves for unrecognized tax liabilities of $19,000 and $23,000 during the three-month periods ended July 3, 2022 and June 27, 2021, respectively, in the accompanying unaudited condensed consolidated statements of income. The Company also recorded a discrete income tax charge of $1,000 and a discrete income tax benefit of $44,000 during the three-month periods ended July 3, 2022 and June 27, 2021, respectively, to reflect the net effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 24.5% and 18.6% for the three-month periods ended July 3, 2022 and June 27, 2021, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the remainder of fiscal year 2023, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income, and the actual ETR for the year could differ materially from the Company’s estimates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $5.0 million for the three-month period ended June 27, 2021 to $3.5 million for the three-month period ended July 3, 2022. The decrease in the current year was the result of an increase in inventory in the current year that was $4.1 million higher than the increase in the prior year and a decrease in accrued liabilities in the current year that was $2.9 million lower than the increase in the prior year. These decreases were offset by a decrease in accounts receivable in the current year that was $3.7 million higher than the decrease in the prior year and the gain on extinguishment of debt of $1,985,000 in the prior year that was associated with the forgiveness of the PPP Loan.

Net cash used in investing activities, which were primarily associated with capital expenditures for property, plant and equipment, decreased from $75,000 in the prior year to $59,000 in the current year.

Net cash used in financing activities, which were primarily associated with the payment of dividends, increased from $834,000 in the prior year to $896,000 in the current year.

As of July 3, 2022, there was no balance owed on the Company’s revolving line of credit with CIT, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns substantially all of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, then the Company must choose to either assume the credit risk for shipments after the date of such termination or limitation or discontinue shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $68,000 and $64,000 during the three-month periods ended July 3, 2022 and June 27, 2021, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks that could affect the Company, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the year ended April 3, 2022.

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no balance outstanding on its floating rate debt as of July 3, 2022.

COMMODITY RATE RISK

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. The Company’s exposure to commodity price risk primarily relates to changes in the prices in China of cotton, oil and labor, which are the principal inputs used in a substantial number of the Company’s products. In addition, although the Company pays its Chinese suppliers in U.S. dollars, a strengthening of the rate of the Chinese currency versus the U.S. dollar could result in an increase in the cost of the Company’s finished goods. There is no assurance that the Company could timely respond to such increases by proportionately increasing the prices at which its products are sold to the Company’s customers.

MARKET CONCENTRATION RISK

The Company’s financial results are closely tied to sales to its top two customers, which represented approximately 73% of the Company’s gross sales in fiscal year 2022. In addition, 40% of the Company’s gross sales in fiscal year 2022 consisted of licensed products, which included 33% of sales associated with the Company’s license agreements with affiliated companies of the Walt Disney Company. The Company’s results could be materially impacted by the loss of one or more of these licenses.

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

During the three-month period ended July 3, 2022, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the year ended April 3, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this Quarterly Report as follows:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Bylaws of the Company, as amended and restated through November 15, 2016 (3)

10.1*	Amendment to Amended and Restated Employment and Severance Protection Agreement dated as of April 14, 2022 by and between the Company and E. Randall Chestnut (4)

10.2*	Amendment to Employment Agreement dated June 7, 2022 by and between the Company and Olivia W. Elliott (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (6)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (6)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (6)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (6)

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with registrant’s Form 10-Q for the quarterly period ended July 3, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i)        Unaudited Condensed Consolidated Balance Sheets;

(ii)       Unaudited Condensed Consolidated Statements of Income;

(iii)      Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity;

(iv)      Unaudited Condensed Consolidated Statements of Cash Flows; and

(v)       Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File pursuant to Rule 406 of SEC Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 9, 2011.
(3)	Incorporated herein by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K dated November 16, 2016.
(4)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K dated April 15, 2022.
(5)	Incorporated herein by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended April 3, 2022.
(6)	Filed herewith.

_______________

*  Management contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: August 17, 2022	/s/ Craig J. Demarest
CRAIG J. DEMAREST
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)