Form 10-Q
period 2022-10-02
CROWN CRAFTS INC
filed 2022-11-16
CIK 25895

[UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 25, 2022 was 10,117,572.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 2, 2022 (UNAUDITED) AND APRIL 3, 2022
(amounts in thousands, except share and per share amounts)

	October 2, 2022	April 3, 2022

ASSETS
Current assets:
Cash and cash equivalents	$2,342	$1,598
Accounts receivable (net of allowances of $1,274 at October 2, 2022 and $945 at April 3, 2022):
Due from factor	16,161	21,093
Other	1,422	2,133
Inventories	27,735	20,653
Prepaid expenses	1,143	1,031
Total current assets	48,803	46,508

Operating lease right of use assets	1,729	2,423

Property, plant and equipment - at cost:
Vehicles	182	182
Leasehold improvements	425	425
Machinery and equipment	3,822	3,581
Furniture and fixtures	378	367
Property, plant and equipment - gross	4,807	4,555
Less accumulated depreciation	3,533	3,198
Property, plant and equipment - net	1,274	1,357

Finite-lived intangible assets - at cost:
Customer relationships	7,374	7,374
Other finite-lived intangible assets	4,266	4,266
Finite-lived intangible assets - gross	11,640	11,640
Less accumulated amortization	9,227	8,986
Finite-lived intangible assets - net	2,413	2,654

Goodwill	7,125	7,125
Other	88	88
Total Assets	$61,432	$60,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,770	$6,375
Accrued wages and benefits	985	2,196
Accrued royalties	666	462
Dividends payable	809	827
Operating lease liabilities, current	1,357	1,832
Other accrued liabilities	99	94
Total current liabilities	10,686	11,786

Non-current liabilities:
Deferred income taxes	1,267	1,020
Operating lease liabilities, noncurrent	506	809
Reserve for unrecognized tax liabilities	813	739
Total non-current liabilities	2,586	2,568

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at October 2, 2022 and April 3, 2022; Issued 13,011,814 shares at October 2, 2022 and 12,944,918 shares at April 3, 2022	130	129
Additional paid-in capital	56,613	55,925
Treasury stock - at cost - 2,894,242 shares at October 2, 2022 and 2,864,698 shares at April 3, 2022	(15,803)	(15,614)
Retained Earnings	7,220	5,361
Total shareholders' equity	48,160	45,801
Total Liabilities and Shareholders' Equity	$61,432	$60,155

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE- AND SIX-MONTH PERIODS ENDED OCTOBER 2, 2022 AND SEPTEMBER 26, 2021
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021

Net sales	$18,726	$20,220	$34,436	$38,932
Cost of products sold	13,280	14,152	23,837	28,208
Gross profit	5,446	6,068	10,599	10,724
Marketing and administrative expenses	2,736	3,164	6,149	6,530
Income from operations	2,710	2,904	4,450	4,194
Other (expense) income:
Interest income - net of interest expense	4	(3)	1	(16)
Gain on extinguishment of debt	-	-	-	1,985
Gain on insurance proceeds received for damage to equipment	-	-	34	-
Gain (loss) on sale of property, plant and equipment	-	(3)	2	(3)
Other - net	(3)	80	124	92
Income before income tax expense	2,711	2,978	4,611	6,252
Income tax expense	671	592	1,137	1,201
Net income	$2,040	$2,386	$3,474	$5,051

Weighted average shares outstanding:
Basic	10,094	10,053	10,085	10,028
Effect of dilutive securities	22	41	22	43
Diluted	10,116	10,094	10,107	10,071

Earnings per share -- basic and diluted	$0.20	$0.24	$0.34	$0.50

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE- AND SIX-MONTH PERIODS ENDED OCTOBER 2, 2022 AND SEPTEMBER 26, 2021

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - June 27, 2021	12,864,753	$129	(2,834,434)	$(15,381)	$55,024	$4,054	$43,826

Issuance of shares	60,165	-	-	-	103	-	103
Stock-based compensation	-	-	-	-	208	-	208
Acquisition of treasury stock	-	-	(15,412)	(117)	-	-	(117)
Net income	-	-	-	-	-	2,386	2,386
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(806)	(806)

Balances - September 26, 2021	12,924,918	$129	(2,849,846)	$(15,498)	$55,335	$5,634	$45,600

Balances - July 3, 2022	12,959,918	$130	(2,890,165)	$(15,776)	$56,331	$5,989	$46,674

Issuance of shares	51,896	-	-	-	24	-	24
Stock-based compensation	-	-	-	-	258	-	258
Acquisition of treasury stock	-	-	(4,077)	(27)	-	-	(27)
Net income	-	-	-	-	-	2,040	2,040
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(809)	(809)

Balances - October 2, 2022	13,011,814	$130	(2,894,242)	$(15,803)	$56,613	$7,220	$48,160

	Six-Month Periods
Balances - March 28, 2021	12,809,753	$128	(2,811,446)	$(15,202)	$54,748	$2,191	$41,865

Issuance of shares	115,165	1	-	-	247	-	248
Stock-based compensation	-	-	-	-	340	-	340
Acquisition of treasury stock	-	-	(38,400)	(296)	-	-	(296)
Net income	-	-	-	-	-	5,051	5,051
Dividends declared on common stock - $0.16 per share	-	-	-	-	-	(1,608)	(1,608)

Balances - September 26, 2021	12,924,918	$129	(2,849,846)	$(15,498)	$55,335	$5,634	$45,600

Balances - April 3, 2022	12,944,918	$129	(2,864,698)	$(15,614)	$55,925	$5,361	$45,801

Issuance of shares	66,896	1	-	-	97	-	98
Stock-based compensation	-	-	-	-	591	-	591
Acquisition of treasury stock	-	-	(29,544)	(189)	-	-	(189)
Net income	-	-	-	-	-	3,474	3,474
Dividends declared on common stock - $0.16 per share	-	-	-	-	-	(1,615)	(1,615)

Balances - October 2, 2022	13,011,814	$130	(2,894,242)	$(15,803)	$56,613	$7,220	$48,160

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED OCTOBER 2, 2022 AND SEPTEMBER 26, 2021
(amounts in thousands)

	Six-Month Periods Ended
	October 2, 2022	September 26, 2021
Operating activities:
Net income	$3,474	$5,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	335	311
Amortization of intangibles	241	259
Amortization of right of use assets	884	893
Deferred income taxes	247	277
Gain on extinguishment of debt	-	(1,985)
Gain on insurance proceeds received for damage to equipment	(34)	-
(Gain) loss on sale of property, plant and equipment	(2)	3
Reserve for unrecognized tax liabilities	74	71
Stock-based compensation	591	340
Changes in assets and liabilities:
Accounts receivable	5,643	853
Inventories	(7,082)	(3,899)
Prepaid expenses	(112)	468
Other assets	-	3
Lease liabilities	(969)	(984)
Accounts payable	370	1,916
Accrued liabilities	(1,002)	(383)
Net cash provided by operating activities	2,658	3,194
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(227)	(273)
Insurance proceeds received for damage to equipment	34	-
Proceeds from sale of property, plant and equipment	2	20
Net cash used in investing activities	(191)	(253)
Financing activities:
Repayments under revolving line of credit	-	(5,809)
Borrowings under revolving line of credit	-	5,809
Purchase of treasury stock from related parties	(189)	(296)
Issuance of common stock	98	248
Dividends paid	(1,632)	(1,602)
Net cash used in financing activities	(1,723)	(1,650)
Net increase in cash and cash equivalents	744	1,291
Cash and cash equivalents at beginning of period	1,598	613
Cash and cash equivalents at end of period	$2,342	$1,904

Supplemental cash flow information:
Income taxes paid	$23	$932
Interest paid	5	6

Noncash activities:
Property, plant and equipment purchased but unpaid	(25)	(44)
Dividends declared but unpaid	(809)	(806)

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED OCTOBER 2, 2022 AND SEPTEMBER 26, 2021

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

In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of October 2, 2022 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the quarter ended October 2, 2022 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 2, 2023. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2022.

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

The Company has determined that all other ASUs issued which had become effective as of October 2, 2022, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Advertising Costs

The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $123,000 and $129,000 for the three-month periods ended October 2, 2022 and September 26, 2021, respectively, and amounted to $247,000 and $350,000 for the six-month periods ended October 2, 2022 and September 26, 2021, respectively.

Note 3 – Segment and Related Information

The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, blankets, accessories, bibs, toys and disposable products. Net sales of bedding, blankets and accessories and net sales of bibs, toys and disposable products for the three- and six-month periods ended October 2, 2022 and September 26, 2021 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Bedding, blankets and accessories	$9,503	$11,101	$17,001	$21,058
Bibs, toys and disposables products	9,223	9,119	17,435	17,874
Total net sales	$18,726	$20,220	$34,436	$38,932

Note 4 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.2 million and $1.4 million for the three months ended October 2, 2022 and September 26, 2021, respectively, and amounted to $2.3 million and $2.7 million for the six months ended October 2, 2022 and September 26, 2021, respectively.

Note 5 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to examination or other adjustment as of October 2, 2022 were the fiscal years ended April 3, 2022, March 28, 2021, March 29, 2020, March 31, 2019, April 1, 2018 and April 2, 2017.

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

The Company recorded discrete income tax charges of $5,000 and $6,000 during the three- and six-month periods ended October 2, 2022, respectively, and the Company recorded discrete income tax benefits of $28,000 and $72,000 during the three- and six-month periods ended September 26, 2021, respectively, to reflect the net effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods.

Note 6 – Carousel Designs

The accompanying unaudited condensed consolidated statements of income for the three- and six-month periods ended September 26, 2021 include income, expenses and losses associated with the operating activities of Carousel Designs, LLC (“Carousel”), a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Company’s Board of Directors (the “Board”) approved the closure of Carousel due to its high costs, declining sales and operating losses, as well as management’s determination that, due to post-COVID-19 competitive pressures in the infant, toddler and juvenile products segment within the consumer products industry, such losses were likely to continue. Accordingly, the operations of Carousel ceased on May 21, 2021.

During the three- and six-month periods ended September 26, 2021, Carousel experienced a gross loss of $41,000 and $688,000, respectively. The gross loss was the result of the sale of inventory below cost and, for the three-month period ended June 27, 2021 and the six-month period ended September 26, 2021, the recognition of charges of $334,000 related to the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $79,000 and $85,000 for the three-month periods ended October 2, 2022 and September 26, 2021, respectively, and amounted to $147,000 and $149,000 for the six-month periods ended October 2, 2022 and September 26, 2021, respectively.

Credit Facility: The Company’s credit facility as of October 2, 2022 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit. The financing agreement will mature on July 11, 2025, bears interest at the rate of prime minus 1.0% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. At October 2, 2022, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the SOFR option. The financing agreement also provides for the payment by CIT to the Company of interest at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 4.25% as of October 2, 2022, on daily negative balances, if any, held at CIT.

As of October 2, 2022 and April 3, 2022, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of October 2, 2022.

Credit Concentration: The Company’s accounts receivable as of October 2, 2022 amounted to $17.6 million, net of allowances of $1.3 million. Of this amount, $16.2 million was due from CIT under the factoring agreements; an additional amount of $2.3 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $18.5 million represented the maximum loss that the Company could have incurred as of October 2, 2022 if CIT had failed completely to perform its obligations under the factoring agreements and the revolving line of credit. The Company’s accounts receivable at April 3, 2022 amounted to $23.2 million, net of allowances of $945,000. Of this amount, $21.1 million was due from CIT under the factoring agreements; an additional amount of $1.5 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $22.6 million represented the maximum loss that the Company could have incurred as of April 3, 2022 if CIT had failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

Note 8 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, toys and disposable products. The Company’s reporting units have recognized goodwill as of October 2, 2022 and April 3, 2022 of $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Note 9 – Other Intangible Assets

Other intangible assets as of October 2, 2022 and April 3, 2022 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of October 2, 2022 and April 3, 2022, the amortization expense for the three- and six-month periods ended October 2, 2022 and September 26, 2021, and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Six-Month Periods Ended
	October 2,	April 3,	October 2,	April 3,	October 2,	September 26,	October 2,	September 26,
	2022	2022	2022	2022	2022	2021	2022	2021
Tradename and trademarks	$2,567	$2,567	$1,955	$1,885	$35	$42	$70	$85
Non-compete covenants	98	98	98	98	-	2	-	3
Patents	1,601	1,601	1,029	1,003	13	14	26	27
Customer relationships	7,374	7,374	6,145	6,000	73	72	145	144
Total other intangible assets	$11,640	$11,640	$9,227	$8,986	$121	$130	$241	$259

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$-	$2	$-	$3
Marketing and administrative expenses					121	128	241	256
Total amortization expense					$121	$130	$241	$259

Note 10 – Inventories

Major classes of inventory were as follows (in thousands):

	October 2, 2022	April 3, 2022
Raw Materials	$-	$28
Finished Goods	27,735	20,625
Total inventory	$27,735	$20,653

Note 11 – Leases

The Company made cash payments related to its recognized operating leases of $488,000 and $487,000 during the three months ended October 2, 2022 and September 26, 2021, respectively, and $968,000 and $984,000 during the six months ended October 2, 2022 and September 26, 2021, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. At October 2, 2022, the Company’s operating leases had a weighted-average remaining lease term of 1.6 years and a weighted-average discount rate of 3.6%.

During the three- and six-month periods ended October 2, 2022 and September 26, 2021, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Cost of products sold	$401	$402	$802	$802
Marketing and administrative expenses	41	44	82	91
Total operating lease costs	$442	$446	$884	$893

The maturities of the Company’s operating lease liabilities as of October 2, 2022 are as follows (in thousands):

Fiscal Year
2023	$977
2024	550
2025	223
2026	171
Total undiscounted operating lease payments	1,921
Less imputed interest	58
Operating lease liabilities - net	$1,863

Note 12 – Stock-based Compensation

The Company has three incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”), the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) and the 2021 Incentive Plan (the “2021 Plan”). As a result of the approval of the 2014 Plan by the Company’s stockholders at the Company’s 2014 annual meeting and the 2021 Plan by the Company’s stockholders at the Company’s 2021 annual meeting, grants may no longer be issued under either the 2006 Plan or the 2014 Plan. As of October 2, 2022, 805,439 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares. The Company recorded stock-based compensation expense of $258,000 and $208,000 during the three-month periods ended October 2, 2022 and September 26, 2021, respectively, and recorded $591,000 and $340,000 during the six-month periods ended October 2, 2022 and September 26, 2021, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of October 2, 2022.

Stock Options: The following table represents stock option activity for the six-month periods ended October 2, 2022 and September 26, 2021:

	Six-Month Periods Ended
	October 2, 2022		September 26, 2021
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.39	635,500	$6.84	567,500
Granted	6.54	120,000	7.98	158,000
Exercised	4.92	(20,000)	4.96	(50,000)
Forfeited	-	-	4.92	(5,000)
Outstanding at End of Period	7.32	735,500	7.26	670,500
Exercisable at End of Period	7.42	499,000	7.30	387,500

As of October 2, 2022, the intrinsic value of the outstanding and exercisable stock options was $89,000. The intrinsic value of the stock options exercised during the three- and six-month periods ended October 2, 2022 was $8,000 and $28,000, respectively. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $2,000 and $14,000 during the three-month periods ended October 2, 2022 and September 26, 2021, respectively, and $10,000 and $48,000 during the six-month periods ended October 2, 2022 and September 26, 2021, respectively.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the six-month periods ended October 2, 2022 and September 26, 2021, which options vest over a two-year period, assuming continued service.

	Six-Month Periods Ended
	October 2, 2022	September 26, 2021
Number of options issued	120,000	158,000
Grant date	June 7, 2022	June 9, 2021
Dividend yield	4.89%	4.00%
Expected volatility	30.00%	35.00%
Risk free interest rate	2.95%	0.53%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$6.54	$7.98
Fair value per option	$0.90	$1.61

During the three- and six-month periods ended October 2, 2022 and September 26, 2021, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended October 2, 2022			Three-Month Period Ended September 26, 2021
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2021	$-	$15	$15	$3	$7	$10
2022	10	16	26	9	28	37
2023	4	8	12	-	-	-

Total stock option compensation	$14	$39	$53	$12	$35	$47

	Six-Month Period Ended October 2, 2022			Six-Month Period Ended September 26, 2021
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2020	$-	$-	$-	$3	$4	$7
2021	3	26	29	7	23	30
2022	22	46	68	11	32	43
2023	6	10	16	-	-	-

Total stock option compensation	$31	$82	$113	$21	$59	$80

As of October 2, 2022, total unrecognized stock option compensation expense amounted to $196,000, which will be recognized as the underlying stock options vest over a weighted-average period of 10.4 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Directors: The following shares of non-vested stock were granted to the Company’s directors:

Number of Shares	Fair Value per Share	Grant Date	Vesting Period (Years)
46,896	$6.65	August 16, 2022	One
40,165	7.47	August 11, 2021	One
41,452	5.79	August 12, 2020	Two
46,512	5.16	August 14, 2019	Two

The fair value of the non-vested stock granted to the Company’s directors was based on the closing price of the Company’s common stock on the date of each grant. The non-vested stock granted on August 11, 2021 included 8,033 shares granted to E. Randall Chestnut, formerly the Company’s Chairman, President and Chief Executive Officer. On May 1, 2022, upon the resignation of Mr. Chestnut from the Board and his retirement from all positions that he held within the Company, the vesting of these 8,033 shares was accelerated, with such shares having an aggregate value on such date of $50,000. The remaining shares set forth above will vest over the periods indicated, assuming continued service. In August 2022 and August 2021, 52,856 shares and 43,984 shares, respectively, that had been granted to the Company’s directors vested, having an aggregate value of $331,000 and $327,000, respectively.

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

Performance Award Shares: On  March 1, 2022, performance awards were granted to certain of the Company’s executive officers, consisting of 187,500 shares, of which: (a) 75,000 shares shall be earned if the closing price per share of the Company’s common stock equals or exceeds $8.00 on ten trading days within any period of twenty consecutive trading days prior to  March 1, 2027; and (b) 112,500 shares shall be earned if the closing price per share of the Company’s common stock equals or exceeds $9.00 on ten trading days within any period of twenty consecutive trading days prior to  March 1, 2027.  Upon the achievement of each applicable stock hurdle described above: (i) one-third of the shares that are earned shall vest on the later of the date on which the shares are earned and  March 1, 2023; (ii) one-third of the shares that are earned shall vest on the first anniversary of the date on which the shares are earned; and (iii) one-third shall vest on the second anniversary of the date on which the shares are earned. All shares that are non-earned or non-vested will be forfeited upon the termination of service. The Company, with the assistance of an independent third party, determined that the grant date fair value of the awards amounted to $732,000.

During the three- and six-month periods ended October 2, 2022 and September 26, 2021, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
Stock Granted in Fiscal Year	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
2020	$-	$10	$-	$40
2021	19	52	67	104
2022	134	99	359	116
2023	52	-	52	-

Total stock grant compensation	$205	$161	$478	$260

As of October 2, 2022, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $743,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 14.7 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 13 – Subsequent Events

The Company has evaluated all events which have occurred between October 2, 2022 and the date that the accompanying unaudited condensed consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

The accompanying unaudited condensed consolidated statements of income for the three- and six-month periods ended September 26, 2021 include income, expenses and losses associated with the operating activities of Carousel, a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Board approved the closure of Carousel due to a history of high costs, declining sales and operating and cash flow losses, as well as management’s determination that such losses were likely to continue. Accordingly, the operations of Carousel ceased at the close of business on May 21, 2021.

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

A summary of certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources is set forth below, which should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included in the preceding sections of this Quarterly Report.

RESULTS OF OPERATIONS

The following table contains the results of operations for the three- and six-month periods ended October 2, 2022 and September 26, 2021 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	October 2, 2022	September 26, 2021	$	%	October 2, 2022	September 26, 2021	$	%
Net sales by category:
Bedding, blankets and accessories	$9,503	$11,101	$(1,598)	-14.4%	$17,001	$21,058	$(4,057)	-19.3%
Bibs, toys and disposable products	9,223	9,119	104	1.1%	17,435	17,874	(439)	-2.5%
Total net sales	18,726	20,220	(1,494)	-7.4%	34,436	38,932	(4,496)	-11.5%
Cost of products sold	13,280	14,152	(872)	-6.2%	23,837	28,208	(4,371)	-15.5%
Gross profit	5,446	6,068	(622)	-10.3%	10,599	10,724	(125)	-1.2%
% of net sales	29.1%	30.0%			30.8%	27.5%
Marketing and administrative expenses	2,736	3,164	(428)	-13.5%	6,149	6,530	(381)	-5.8%
% of net sales	14.6%	15.6%			17.9%	16.8%
Interest income - net of interest expense	4	(3)	7	-233.3%	1	(16)	17	-106.3%
Gain on extinguishment of debt	-	-	-		-	1,985	(1,985)
Other income (expense) - net	(3)	77	(80)	-103.9%	160	89	71	79.8%
Income tax expense	671	592	79	13.3%	1,137	1,201	(64)	-5.3%
Net income	2,040	2,386	(346)	-14.5%	3,474	5,051	(1,577)	-31.2%
% of net sales	10.9%	11.8%			10.1%	13.0%

Net Sales: Sales decreased to $18.7 million for the three months ended October 2, 2022, compared with $20.2 million for the three months ended September 26, 2021, a decrease of $1.5 million, or 7.4%. Sales of bedding, blankets and accessories decreased by $1.6 million, which was offset by an increase in sales of bibs, toys and disposable products of $104,000. Sales decreased to $34.4 million for the six months ended October 2, 2022, compared with $38.9 million for the six months ended September 26, 2021, a decrease of $4.5 million, or 11.5%. Sales of bedding, blankets and accessories decreased by $4.1 million, and sales of bibs, toys and disposable products decreased by $439,000. The decreases in sales are primarily due to lower replenishment orders at retailers. Also, during the current-year periods, the Company’s customers began to reduce their purchases as their inventories increased, which the Company believes resulted from customers’ excessive inventory purchases during the first quarter of calendar 2022 and consumers’ response to macroeconomic conditions.

Gross Profit: Gross profit decreased by $622,000 and decreased from 30.0% of net sales for the three-month period ended September 26, 2021 to 29.1% of net sales for the three-month period ended October 2, 2022. Gross profit decreased by $125,000 but increased from 27.5% of net sales for the six-month period ended September 26, 2021 to 30.8% of net sales for the six-month period ended October 2, 2022. The decrease in the gross profit amount is net of the positive impact of the closure of Carousel, which in the prior-year period recognized a gross loss of $688,000, including losses from the sale of inventory below cost and the recognition of charges of $334,000 associated with the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business. Although the gross profit in the prior-year period was impacted by increases in costs across the entire supply chain, the Company in the current-year has realized some stabilization in its input costs. Finally, the Company also expects to benefit in future periods from recent increases in the selling prices of its products.

Marketing and Administrative Expenses: Marketing and administrative expenses decreased by $428,000, and decreased from 15.6% of net sales for the three-month period ended September 26, 2021 to 14.6% of net sales for the three-month period ended October 2, 2022. The prior-year period included $85,000 for charges incurred by Carousel. Marketing and administrative expenses decreased by $381,000 but increased from 16.8% of net sales for the six-month period ended September 26, 2021 to 17.9% of net sales for the six-month period ended October 2, 2022. The prior-year period included $495,000 for charges incurred by Carousel.

Gain on extinguishment of debt: On May 20, 2021, the PPP Loan was forgiven in full, which resulted in a gain on extinguishment of debt in the amount of $1,985,000 during the three months ended June 27, 2021 and the six months ended September 26, 2021.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 23.5% for the six-month period ended October 2, 2022, as compared with an estimated annual ETR from continuing operations of 19.6% for the six-month period ended September 26, 2021. The gain on extinguishment of debt associated with the forgiveness of the PPP Loan was permitted to be excluded from taxable income, the effect of which lowered the ETR for the prior-year period by approximately four percentage points.

As a result of the consideration of the relevant information regarding the state portion of its income tax provision, the Company recorded discrete reserves for unrecognized tax liabilities of $27,000 and $22,000 during the three-month periods ended October 2, 2022 and September 26, 2021, respectively, and $46,000 and $45,000 during the six-month periods ended October 2, 2022 and September 26, 2021, respectively, in the accompanying unaudited condensed consolidated statements of income. The Company also recorded discrete income tax charges of $5,000 and $6,000 during the three- and six-month periods ended October 2, 2022, respectively, and the Company recorded discrete income tax benefits of $28,000 and $72,000 during the three- and six-month periods ended September 26, 2021, respectively, to reflect the net effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 24.7% and 19.2% for the six-month periods ended October 2, 2022 and September 26, 2021, respectively.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $3.2 million for the six-month period ended September 26, 2021 to $2.7 million for the six-month period ended October 2, 2022. The decrease in the current year was the result of an increase in inventory in the current year that was $3.2 million higher than the increase in the prior year and a $1.6 million decrease in net income from the prior year to the current year. There was also an increase in accounts payable in the current year that was $1.6 million lower than the increase in the prior year. There was a decrease in accrued liabilities in the current year that was $619,000 lower than the decrease in the prior year. These decreases were offset by a decrease in accounts receivable in the current year that was $4.8 million higher than the decrease in the prior year and the gain on extinguishment of debt of $1,985,000 in the prior year that was associated with the forgiveness of the PPP Loan.

Net cash used in investing activities, which were primarily associated with capital expenditures for property, plant and equipment, decreased from $253,000 in the prior year to $191,000 in the current year.

Net cash used in financing activities, which were primarily associated with the payment of dividends, increased by $73,000 from the prior year to the current year.

As of October 2, 2022, there was no balance owed on the Company’s revolving line of credit with CIT, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns substantially all of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, then the Company must choose to either assume the credit risk for shipments after the date of such termination or limitation or discontinue shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $79,000 and $85,000 for the three-month periods ended October 2, 2022 and September 26, 2021, respectively, and amounted to $147,000 and $149,000 for the six-month periods ended October 2, 2022 and September 26, 2021, respectively.

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

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no balance outstanding on its floating rate debt as of October 2, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act.  Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective.

During the three-month period ended October 2, 2022, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with registrant’s Form 10-Q for the quarterly period ended October 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: November 16, 2022	/s/ Craig J. Demarest
CRAIG J. DEMAREST
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)