Form 10-Q
period 2023-01-01
CROWN CRAFTS INC
filed 2023-02-15
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2023

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of February 3, 2023 was 10,117,572.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2023 (UNAUDITED) AND APRIL 3, 2022
(amounts in thousands, except share and per share amounts)

	January 1, 2023	April 3, 2022

ASSETS
Current assets:
Cash and cash equivalents	$3,076	$1,598
Accounts receivable (net of allowances of $1,540 at January 1, 2023 and $945 at April 3, 2022):
Due from factor	17,190	21,093
Other	1,684	2,133
Inventories	25,782	20,653
Prepaid expenses	1,501	1,031
Total current assets	49,233	46,508

Operating lease right of use assets	1,320	2,423

Property, plant and equipment - at cost:
Vehicles	182	182
Leasehold improvements	425	425
Machinery and equipment	4,024	3,581
Furniture and fixtures	378	367
Property, plant and equipment - gross	5,009	4,555
Less accumulated depreciation	3,697	3,198
Property, plant and equipment - net	1,312	1,357

Finite-lived intangible assets - at cost:
Customer relationships	7,374	7,374
Other finite-lived intangible assets	4,266	4,266
Finite-lived intangible assets - gross	11,640	11,640
Less accumulated amortization	9,347	8,986
Finite-lived intangible assets - net	2,293	2,654

Goodwill	7,125	7,125
Other	86	88
Total Assets	$61,369	$60,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,391	$6,375
Accrued wages and benefits	776	2,196
Accrued royalties	853	462
Dividends payable	813	827
Operating lease liabilities, current	963	1,832
Other accrued liabilities	126	94
Total current liabilities	9,922	11,786

Non-current liabilities:
Deferred income taxes	1,215	1,020
Operating lease liabilities, noncurrent	443	809
Reserve for unrecognized tax liabilities	837	739
Total non-current liabilities	2,495	2,568

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at January 1, 2023 and April 3, 2022; Issued 13,011,814 shares at January 1, 2023 and 12,944,918 shares at April 3, 2022	130	129
Additional paid-in capital	56,866	55,925
Treasury stock - at cost - 2,894,242 shares at January 1, 2023 and 2,864,698 shares at April 3, 2022	(15,803)	(15,614)
Retained Earnings	7,759	5,361
Total shareholders' equity	48,952	45,801
Total Liabilities and Shareholders' Equity	$61,369	$60,155

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE- AND NINE-MONTH PERIODS ENDED JANUARY 1, 2023 AND DECEMBER 26, 2021
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021

Net sales	$19,004	$22,742	$53,440	$61,674
Cost of products sold	14,498	16,572	38,335	44,780
Gross profit	4,506	6,170	15,105	16,894
Marketing and administrative expenses	2,742	3,094	8,891	9,624
Income from operations	1,764	3,076	6,214	7,270
Other (expense) income:
Interest income - net of interest expense	5	(14)	6	(30)
Gain on extinguishment of debt	-	-	-	1,985
Gain on insurance proceeds received for damage to equipment	-	-	34	-
Gain (loss) on sale of property, plant and equipment	-	-	2	(3)
Other - net	(1)	(25)	123	67
Income before income tax expense	1,768	3,037	6,379	9,289
Income tax expense	420	605	1,557	1,806
Net income	$1,348	$2,432	$4,822	$7,483

Weighted average shares outstanding:
Basic	10,118	10,078	10,096	10,045
Effect of dilutive securities	15	29	20	30
Diluted	10,133	10,107	10,116	10,075

Earnings per share -- basic and diluted	$0.13	$0.24	$0.48	$0.74

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE- AND NINE-MONTH PERIODS ENDED JANUARY 1, 2023 AND DECEMBER 26, 2021

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - September 26, 2021	12,924,918	$129	(2,849,846)	$(15,498)	$55,335	$5,634	$45,600

Issuance of shares	20,000	-	-	-	96	-	96
Stock-based compensation	-	-	-	-	224	-	224
Acquisition of treasury stock	-	-	(14,852)	(116)	-	-	(116)
Net income	-	-	-	-	-	2,432	2,432
Dividend declared on common stock - $0.43 per share	-	-	-	-	-	(4,334)	(4,334)

Balances - December 26, 2021	12,944,918	$129	(2,864,698)	$(15,614)	$55,655	$3,732	$43,902

Balances - October 2, 2022	13,011,814	$130	(2,894,242)	$(15,803)	$56,613	$7,220	$48,160

Stock-based compensation	-	-	-	-	253	-	253
Net income	-	-	-	-	-	1,348	1,348
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(809)	(809)

Balances - January 1, 2023	13,011,814	$130	(2,894,242)	$(15,803)	$56,866	$7,759	$48,952

	Nine-Month Periods
Balances - March 28, 2021	12,809,753	$128	(2,811,446)	$(15,202)	$54,748	$2,191	$41,865

Issuance of shares	135,165	1	-	-	343	-	344
Stock-based compensation	-	-	-	-	564	-	564
Acquisition of treasury stock	-	-	(53,252)	(412)	-	-	(412)
Net income	-	-	-	-	-	7,483	7,483
Dividends declared on common stock - $0.59 per share	-	-	-	-	-	(5,942)	(5,942)

Balances - December 26, 2021	12,944,918	$129	(2,864,698)	$(15,614)	$55,655	$3,732	$43,902

Balances - April 3, 2022	12,944,918	$129	(2,864,698)	$(15,614)	$55,925	$5,361	$45,801

Issuance of shares	66,896	1	-	-	97	-	98
Stock-based compensation	-	-	-	-	844	-	844
Acquisition of treasury stock	-	-	(29,544)	(189)	-	-	(189)
Net income	-	-	-	-	-	4,822	4,822
Dividends declared on common stock - $0.24 per share	-	-	-	-	-	(2,424)	(2,424)

Balances - January 1, 2023	13,011,814	$130	(2,894,242)	$(15,803)	$56,866	$7,759	$48,952

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED JANUARY 1, 2023 AND DECEMBER 26, 2021
(amounts in thousands)

	Nine-Month Periods Ended
	January 1, 2023	December 26, 2021
Operating activities:
Net income	$4,822	$7,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	499	475
Amortization of intangibles	361	389
Amortization of right of use assets	1,330	1,320
Deferred income taxes	195	320
Gain on extinguishment of debt	-	(1,985)
Gain on insurance proceeds received for damage to equipment	(34)	-
(Gain) loss on sale of property, plant and equipment	(2)	3
Reserve for unrecognized tax liabilities	98	104
Stock-based compensation	844	564
Changes in assets and liabilities:
Accounts receivable	4,352	(1,664)
Inventories	(5,129)	(4,132)
Prepaid expenses	(470)	(210)
Other assets	2	3
Lease liabilities	(1,461)	(1,443)
Accounts payable	(39)	2,217
Accrued liabilities	(998)	822
Net cash provided by operating activities	4,370	4,266
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(399)	(375)
Insurance proceeds received for damage to equipment	34	-
Proceeds from sale of property, plant and equipment	2	20
Net cash used in investing activities	(363)	(355)
Financing activities:
Repayments under revolving line of credit	-	(5,809)
Borrowings under revolving line of credit	-	5,809
Purchase of treasury stock from related parties	(189)	(412)
Issuance of common stock	98	344
Dividends paid	(2,438)	(2,404)
Net cash used in financing activities	(2,529)	(2,472)
Net increase in cash and cash equivalents	1,478	1,439
Cash and cash equivalents at beginning of period	1,598	613
Cash and cash equivalents at end of period	$3,076	$2,052

Supplemental cash flow information:
Income taxes paid	$130	$934
Interest paid	7	9

Noncash activities:
Property, plant and equipment purchased but unpaid	(55)	(17)
Dividends declared but unpaid	(813)	(4,338)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND NINE-MONTH PERIODS ENDED JANUARY 1, 2023 AND DECEMBER 26, 2021

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

In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of January 1, 2023 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the quarter ended January 1, 2023 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending April 2, 2023. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2022.

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

The Company has determined that all other ASUs issued which had become effective as of January 1, 2023, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Advertising Costs

The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $123,000 and $105,000 for the three-month periods ended January 1, 2023 and December 26, 2021, respectively, and amounted to $370,000 and $455,000 for the nine-month periods ended January 1, 2023 and December 26, 2021, respectively.

Note 3 – Segment and Related Information

The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, blankets, accessories, bibs, toys and disposable products. Net sales of bedding, blankets and accessories and net sales of bibs, toys and disposable products for the three- and nine-month periods ended January 1, 2023 and December 26, 2021 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Bedding, blankets and accessories	$9,005	$11,780	$26,006	$32,838
Bibs, toys and disposables products	9,999	10,962	27,434	28,836
Total net sales	$19,004	$22,742	$53,440	$61,674

Note 4 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.2 million and $1.5 million for the three months ended January 1, 2023 and December 26, 2021, respectively, and amounted to $3.5 million and $4.2 million for the nine months ended January 1, 2023 and December 26, 2021, respectively.

Note 5 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to examination or other adjustment as of January 1, 2023 were the fiscal years ended April 3, 2022, March 28, 2021, March 29, 2020, March 31, 2019, April 1, 2018 and April 2, 2017.

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

The Company recorded discrete income tax charges of $6,000 during the nine-month period ended January 1, 2023, and the Company recorded discrete income tax benefits of $11,000 and $83,000 during the three- and nine-month periods ended December 26, 2021, respectively, to reflect the net effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods.

Note 6 – Carousel Designs

The accompanying unaudited condensed consolidated statements of income for the three- and nine-month periods ended December 26, 2021 include income, expenses and losses associated with the operating activities of Carousel Designs, LLC (“Carousel”), a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Company’s Board of Directors (the “Board”) approved the closure of Carousel due to its high costs, declining sales and operating losses, as well as management’s determination that, due to post-COVID-19 competitive pressures in the infant, toddler and juvenile products segment within the consumer products industry, such losses were likely to continue. Accordingly, the operations of Carousel ceased on May 21, 2021.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $77,000 and $99,000 for the three-month periods ended January 1, 2023 and December 26, 2021, respectively, and amounted to $224,000 and $248,000 for the nine-month periods ended January 1, 2023 and December 26, 2021, respectively.

Credit Facility:  The Company’s credit facility as of January 1, 2023 consisted of a revolving line of credit under a financing agreement with CIT of up to $26.0 million, which includes a $1.5 million sub-limit for letters of credit. The financing agreement matures on July 11, 2025, bears interest at prime minus 1.0% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. At January 1, 2023, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the SOFR option. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0%, which was 5.5% as of January 1, 2023, on daily negative balances, if any, held at CIT.

As of January 1, 2023 and April 3, 2022, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of January 1, 2023.

Credit Concentration: The Company’s accounts receivable as of January 1, 2023 amounted to $18.9 million, net of allowances of $1.5 million. Of this amount, $17.2 million was due from CIT under the factoring agreements; an additional amount of $1.7 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $18.9 million represented the maximum loss that the Company could have incurred as of January 1, 2023 if CIT had failed completely to perform its obligations under the factoring agreements and the revolving line of credit. The Company’s accounts receivable at April 3, 2022 amounted to $23.2 million, net of allowances of $945,000. Of this amount, $21.1 million was due from CIT under the factoring agreements; an additional amount of $1.5 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $22.6 million represented the maximum loss that the Company could have incurred as of April 3, 2022 if CIT had failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

Note 8 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, toys and disposable products. The Company’s reporting units have recognized goodwill as of January 1, 2023 and April 3, 2022 of $30.0 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.1 million.

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

Note 9 – Other Intangible Assets

Other intangible assets as of January 1, 2023 and April 3, 2022 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of January 1, 2023 and April 3, 2022, the amortization expense for the three- and nine-month periods ended January 1, 2023 and December 26, 2021, and the classification of such amortization expense within the accompanying unaudited condensed consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Nine-Month Periods Ended
	January 1,	April 3,	January 1,	April 3,	January 1,	December 26,	January 1,	December 26,
	2023	2022	2023	2022	2023	2021	2023	2021
Tradename and trademarks	$2,567	$2,567	$1,990	$1,885	$35	$43	$105	$128
Non-compete covenants	98	98	98	98	-	2	-	5
Patents	1,601	1,601	1,042	1,003	13	13	39	40
Customer relationships	7,374	7,374	6,217	6,000	72	72	217	216
Total other intangible assets	$11,640	$11,640	$9,347	$8,986	$120	$130	$361	$389

Classification within the accompanying unaudited condensed consolidated statements of income:
Cost of products sold					$-	$2	$-	$5
Marketing and administrative expenses					120	128	361	384
Total amortization expense					$120	$130	$361	$389

Note 10 – Inventories

Major classes of inventory were as follows (in thousands):

	January 1, 2023	April 3, 2022
Raw Materials	$-	$28
Finished Goods	25,782	20,625
Total inventory	$25,782	$20,653

Note 11 – Leases

The Company made cash payments related to its recognized operating leases of $492,000 and $460,000 during the three months ended January 1, 2023 and December 26, 2021, respectively, and $1.5 million and $1.4 million during the nine months ended January 1, 2023 and December 26, 2021, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. At January 1, 2023, the Company’s operating leases had a weighted-average remaining lease term of 1.6 years and a weighted-average discount rate of 3.6%.

During the three- and nine-month periods ended January 1, 2023 and December 26, 2021, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Cost of products sold	$403	$395	$1,205	$1,197
Marketing and administrative expenses	43	32	125	123
Total operating lease costs	$446	$427	$1,330	$1,320

The maturities of the Company’s operating lease liabilities as of January 1, 2023 are as follows (in thousands):

Fiscal Year
2023	$493
2024	563
2025	223
2026	171
Total undiscounted operating lease payments	1,450
Less imputed interest	44
Operating lease liabilities - net	$1,406

On February 3, 2023, the Company entered into a new operating lease agreement for approximately 157,400 square feet for its existing office, warehouse and distribution center located in Compton, California.  The existing lease for the Compton facility will expire on May 31, 2023; the term of the new lease is sixty (60) months, commencing on June 1, 2023.  The Company will be required to remit minimum non-variable rental payments under the new lease of $2.8 million, $3.5 million, $3.7 million, $3.8 million, $4.0 million and $663,000 in fiscal years 2024, 2025, 2026, 2027, 2028 and 2029, respectively.  As of February 3, 2023, the Company had not yet calculated the amount associated with the lease that will be capitalized as an operating lease right-of-use asset or the corresponding operating lease liability.

Note 12 – Stock-based Compensation

The Company has three incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”), the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) and the 2021 Incentive Plan (the “2021 Plan”), although grants may no longer be issued under either the 2006 Plan or the 2014 Plan. As of January 1, 2023, 805,439 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares. The Company recorded stock-based compensation expense of $253,000 and $224,000 during the three-month periods ended January 1, 2023 and December 26, 2021, respectively, and recorded $844,000 and $564,000 during the nine-month periods ended January 1, 2023 and December 26, 2021, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of January 1, 2023.

Stock Options: The following table represents stock option activity for the nine-month periods ended January 1, 2023 and December 26, 2021:

	Nine-Month Periods Ended
	January 1, 2023		December 26, 2021
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.39	635,500	$6.84	567,500
Granted	6.54	120,000	7.98	158,000
Exercised	4.92	(20,000)	7.72	(70,000)
Forfeited	-	-	4.84	(20,000)
Outstanding at End of Period	7.32	735,500	7.39	635,500
Exercisable at End of Period	7.42	499,000	7.54	352,500

As of January 1, 2023, the intrinsic value of the outstanding and exercisable stock options was $47,000. There were no options exercised during the three-month period ended January 1, 2023. The intrinsic value of the stock options exercised during the nine-month period ended January 1, 2023 was $28,000. The Company did not receive any cash from the exercise of stock options during either of the nine-month periods ended January 1, 2023 or December 26, 2021. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $19,000 during the three-month period ended December 26, 2021, and $10,000 and $67,000 during the nine-month periods ended January 1, 2023 and December 26, 2021, respectively.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the nine-month periods ended January 1, 2023 and December 26, 2021, which options vest over a two-year period, assuming continued service.

	Nine-Month Periods Ended
	January 1, 2023	December 26, 2021
Number of options issued	120,000	158,000
Grant date	June 7, 2022	June 9, 2021
Dividend yield	4.89%	4.00%
Expected volatility	30.00%	35.00%
Risk free interest rate	2.95%	0.53%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$6.54	$7.98
Fair value per option	$0.90	$1.61

During the three-month periods ended January 1, 2023 and December 26, 2021, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended January 1, 2023			Three-Month Period Ended December 26, 2021
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2021	$-	$11	$11	$4	$14	$18
2022	9	20	29	9	20	29
2023	6	7	13	-	-	-

Total stock option compensation	$15	$38	$53	$13	$34	$47

During the nine-month periods ended January 1, 2023 and December 26, 2021, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Nine-Month Period Ended January 1, 2023			Nine-Month Period Ended December 26, 2021
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2020	$-	$-	$-	$3	$4	$7
2021	3	37	40	11	37	48
2022	31	66	97	20	52	72
2023	12	17	29	-	-	-

Total stock option compensation	$46	$120	$166	$34	$93	$127

As of January 1, 2023, total unrecognized stock option compensation expense amounted to $143,000, which will be recognized as the underlying stock options vest over a weighted-average period of 7.4 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

During the three- and nine-month periods ended January 1, 2023 and December 26, 2021, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
Stock Granted in Fiscal Year	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
2020	$-	$-	$-	$40
2021	9	52	76	156
2022	113	125	472	241
2023	78	-	130	-

Total stock grant compensation	$200	$177	$678	$437

As of January 1, 2023, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $542,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 11.7 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 13 – Subsequent Events

On February 3, 2023, the Company entered into a new operating lease agreement for approximately 157,400 square feet for its existing office, warehouse and distribution center located in Compton, California.  The Company has evaluated all other events which have occurred between January 1, 2023 and the date that the accompanying unaudited condensed consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

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

The accompanying unaudited condensed consolidated statements of income for the three- and nine-month periods ended December 26, 2021 include income, expenses and losses associated with the operating activities of Carousel, a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Board approved the closure of Carousel due to a history of high costs, declining sales and operating and cash flow losses, as well as management’s determination that such losses were likely to continue. Accordingly, the operations of Carousel ceased at the close of business on May 21, 2021.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three- and nine-month periods ended January 1, 2023 and December 26, 2021 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Nine-Month Periods Ended		Change
	January 1, 2023	December 26, 2021	$	%	January 1, 2023	December 26, 2021	$	%
Net sales by category:
Bedding, blankets and accessories	$9,005	$11,780	$(2,775)	-23.6%	$26,006	$32,838	$(6,832)	-20.8%
Bibs, toys and disposable products	9,999	10,962	(963)	-8.8%	27,434	28,836	(1,402)	-4.9%
Total net sales	19,004	22,742	(3,738)	-16.4%	53,440	61,674	(8,234)	-13.4%
Cost of products sold	14,498	16,572	(2,074)	-12.5%	38,335	44,780	(6,445)	-14.4%
Gross profit	4,506	6,170	(1,664)	-27.0%	15,105	16,894	(1,789)	-10.6%
% of net sales	23.7%	27.1%			28.3%	27.4%
Marketing and administrative expenses	2,742	3,094	(352)	-11.4%	8,891	9,624	(733)	-7.6%
% of net sales	14.4%	13.6%			16.6%	15.6%
Interest income - net of interest expense	5	(14)	19	-135.7%	6	(30)	36	-120.0%
Gain on extinguishment of debt	-	-	-		-	1,985	(1,985)
Other income (expense) - net	(1)	(25)	24	-96.0%	159	64	95	148.4%
Income tax expense	420	605	(185)	-30.6%	1,557	1,806	(249)	-13.8%
Net income	1,348	2,432	(1,084)	-44.6%	4,822	7,483	(2,661)	-35.6%
% of net sales	7.1%	10.7%			9.0%	12.1%

Net Sales: Sales decreased to $19.0 million for the three months ended January 1, 2023, compared with $22.7 million for the three months ended December 26, 2021, a decrease of $3.7 million, or 16.4%. Sales of bedding, blankets and accessories decreased by $2.8 million, and sales of bibs, toys and disposable products decreased by $963,000. Sales declined in part due to sales to a struggling retail customer of the Company that were approximately $600,000 lower in the current-year quarter. Also, because the Company’s products can typically be purchased anytime during the mother’s pregnancy, sales declined during the current-year quarter as consumers, influenced by current macroeconomic conditions, and more so in the current quarter than in prior quarters, diverted their discretionary spending to holiday purchases.

Sales for the nine-month period ended January 1, 2023 decreased to $53.4 million, compared with $61.7 million for the nine-month period ended December 26, 2021, a decrease of $8.2 million, or 13.4%. Sales of bedding, blankets and accessories decreased by $6.8 million, and sales of bibs, toys and disposable products decreased by $1.4 million. The decreases in sales are primarily due to lower replenishment orders at retailers. Also, during the current-year period, the Company’s customers have been reducing their purchases as their inventories have increased, which the Company believes has resulted from customers’ excessive inventory purchases during the first quarter of calendar 2022 and consumers’ response to macroeconomic conditions.

Gross Profit: Gross profit decreased by $1.7 million and decreased from 27.1% of net sales for the three-month period ended December 26, 2021 to 23.7% of net sales for the three-month period ended January 1, 2023. Gross profit decreased by $1.8 million but increased from 27.4% of net sales for the nine-month period ended December 26, 2021 to 28.3% of net sales for the nine-month period ended January 1, 2023. The decrease in the gross profit amount for the current-year periods is associated with the decline in sales during the periods and is net of the positive impact of the closure of Carousel, which in the prior-year nine-month period recognized a gross loss of $689,000, including losses from the sale of inventory below cost and the recognition of charges of $334,000 associated with the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business. Although the gross profit in the prior-year nine-month period was impacted by increases in costs across the entire supply chain, the Company in the current year has realized some stabilization in its input costs. Finally, the Company has benefited from recent increases in the selling prices of its products.

Marketing and Administrative Expenses: Marketing and administrative expenses decreased by $352,000, but increased from 13.6% of net sales for the three-month period ended December 26, 2021 to 14.4% of net sales for the three-month period ended January 1, 2023. Marketing and administrative expenses decreased by $733,000 but increased from 15.6% of net sales for the nine-month period ended December 26, 2021 to 16.6% of net sales for the nine-month period ended January 1, 2023. The prior-year period included $496,000 for charges incurred by Carousel.

Gain on extinguishment of debt: On May 20, 2021, the PPP Loan was forgiven in full, which resulted in a gain on extinguishment of debt in the amount of $1,985,000 during the three months ended June 27, 2021 and the nine months ended December 26, 2021.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 23.3% for the nine-month period ended January 1, 2023, as compared with an estimated annual ETR from continuing operations of 20.0% for the nine-month period ended December 26, 2021. The gain on extinguishment of debt associated with the forgiveness of the PPP Loan was permitted to be excluded from taxable income, the effect of which lowered the ETR for the prior-year period by approximately four percentage points.

As a result of the consideration of the relevant information regarding the state portion of its income tax provision, the Company recorded discrete reserves for unrecognized tax liabilities of $12,000 and $22,000 during the three-month periods ended January 1, 2023 and December 26, 2021, respectively, and $58,000 and $67,000 for the nine-month periods ended January 1, 2023 and December 26, 2021, respectively, in the accompanying unaudited condensed consolidated statements of income. The Company also recorded discrete income tax charges of $6,000 during the nine months ended January 1, 2023, and the Company recorded discrete income tax benefits of $11,000 and $83,000 during the three- and nine-months ended December 26, 2021, respectively, to reflect the net effects of the excess tax benefits and tax shortfalls arising from the exercise of stock options and the vesting of non-vested stock during the periods.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 24.4% and 19.4% for the nine-month periods ended January 1, 2023 and December 26, 2021, respectively.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $4.3 million for the nine-month period ended December 26, 2021 to $4.4 million for the nine-month period ended January 1, 2023. The increase in the current year was the result of a decrease in accounts receivable in the current year that was $6.0 million higher than the increase in the prior year and the gain on extinguishment of debt of $1,985,000 in the prior year that was associated with the forgiveness of the PPP Loan. These increases were offset by a $2.7 million decrease in net income from the prior year to the current year. There was also an increase in accounts payable in the prior year that was $2.3 million higher than the decrease in the current year. There was also a decrease in accrued liabilities in the current year that was $1.8 million higher than the increase in the prior year and an increase in inventory in the current year that was $997,000 higher than the increase in the prior year.

Net cash used in investing activities, which were primarily associated with capital expenditures for property, plant and equipment, increased from $355,000 in the prior year to $363,000 in the current year.

Net cash used in financing activities, which were primarily associated with the payment of dividends, increased by $57,000 from the prior year to the current year.

As of January 1, 2023, there was no balance owed on the Company’s revolving line of credit with CIT, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns substantially all of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved customers that are within approved credit limits, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation were to occur, then the Company must choose to either assume the credit risk for shipments after the date of such termination or limitation or discontinue shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $77,000 and $99,000 for the three-month periods ended January 1, 2023 and December 26, 2021, respectively, and amounted to $224,000 and $248,000 for the nine-month periods ended January 1, 2023 and December 26, 2021, respectively.

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

INTEREST RATE RISK

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no balance outstanding on its floating rate debt as of January 1, 2023.

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

During the three-month period ended January 1, 2023, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with registrant’s Form 10-Q for the quarterly period ended January 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: February 15, 2023	/s/ Craig J. Demarest
CRAIG J. DEMAREST
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)