Form 10-K
period 2023-04-02
CROWN CRAFTS INC
filed 2023-06-26
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $54.2 million.

As of June 15, 2023, 10,154,307 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

The Company operates indirectly through four of its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. (“NoJo”), Sassy Baby, Inc. (“Sassy”), Manhattan Group, LLC (“Manhattan”) and Manhattan Toy Europe Limited (“MTE”) in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Most sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers. The Company's products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.  Manhattan also sells direct to consumer through its website, www.manhattantoy.com.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2023” or “2023” represent the 52-week period ended April 2, 2023, and references herein to “fiscal year 2022” or “2022” represent the 53-week period ended April 3, 2022.

On March 17, 2023 (the “Closing Date”), the Company acquired Manhattan and MTE, Manhattan’s wholly-owned subsidiary (the “Manhattan Acquisition”), for a purchase price of $17.0 million, subject to adjustments for cash as of the Closing Date and to the extent that actual net working capital as of the Closing Date differs from target net working capital of $13.75 million. The Manhattan Acquisition was funded with available cash and borrowings under the Company’s revolving line of credit with The CIT Group/Commercial Services (“CIT”).

During the first 54 days of fiscal 2022, the Company also operated indirectly through Carousel Designs, LLC (“Carousel”), a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Company’s Board of Directors (the “Board”) approved the closure of Carousel due to a history of high costs, declining sales and operating and cash flow losses, as well as management’s determination that such losses were likely to continue. Accordingly, the operations of Carousel ceased at the close of business on May 21, 2021.

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

International Sales

Sales to customers in countries other than the U.S. represented 5% and 4% of the Company’s total gross sales during fiscal years 2023 and 2022, respectively. International sales are based upon the location that predominately represents what the Company believes to be the final destination of the products delivered to the Company’s customers.

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

Human Capital Resources

As of June 15, 2023, the Company had 172 employees, all of whom are full-time and none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, including Sassy®, Manhattan Toy®, NoJo® and Neat Solutions® accounted for 35% and 30% of the Company’s total gross sales during fiscal years 2023 and 2022, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs that are subject to copyrights and design patents owned by the Company.

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

The Company’s products are warehoused and distributed domestically from leased facilities located in Compton, California and Eden Valley, Minnesota and internationally from third party logistics warehouses in the Netherlands, Belgium and the United Kingdom.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 40% of the Company’s gross sales in fiscal year 2023, which included 29% of sales under the Company’s license agreements with affiliated companies of The Walt Disney Company (“Disney”), which expire as set forth below:

License Agreement	Expiration
Infant Bedding	December 31, 2024
Infant Feeding and Bath	December 31, 2023
Toddler Bedding	December 31, 2023
STAR WARS Toddler Bedding	December 31, 2023
STAR WARS - Lego Plush	December 31, 2023

Customers

The Company’s customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2023 and 2022.

	Fiscal Year
	2023	2022
Walmart Inc.	51%	52%
Amazon.com, Inc.	20%	21%

Products

The Company’s primary focus is on infant, toddler and juvenile products, including the following:

●	developmental toys
●	dolls and plush toys
●	reusable and disposable bibs
●	infant and toddler bedding
●	blankets and swaddle blankets
●	nursery and toddler accessories
●	room décor
●	burp cloths
●	hooded bath towels and washcloths
●	reusable and disposable placemats and floor mats
●	disposable toilet seat covers and changing mats
●	feeding and care goods
●	other infant, toddler and juvenile soft goods

Seasonality and Inventory Management

Approximately one-third of Manhattan’s annual sales are anticipated to occur during the Company’s third fiscal quarter (October through December). There are no significant variations in the seasonal demand for the Company’s other products from year to year. Sales are generally higher in periods when customers take initial shipments of new products, as these orders typically include enough products for initial sets for each store and additional quantities for the customer’s distribution centers. The timing of these initial shipments varies by customer and depends on when the customer finalizes store layouts for the upcoming year and whether the customer has any mid-year introductions of products. Sales may also be higher or lower, as the case may be, in periods when customers are restricting internal inventory levels. Customer returns of merchandise shipped are historically less than 1% of gross sales.

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

Sales and Marketing

The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Gonzales, Louisiana; Compton, California; Minneapolis, Minnesota; Grand Rapids, Michigan; Bentonville, Arkansas; and London, United Kingdom; and by independent commissioned sales representatives located throughout the United States.

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

The Company’s top two customers represented approximately 71% of gross sales in fiscal year 2023. Although the Company does not enter into contracts with its key customers, it expects its key customers to continue to be a significant portion of its gross sales in the future. The loss of, or a decline in orders from, one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 40% of the Company’s gross sales in fiscal year 2023, which included 29% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses. The volume of sales of licensed products is inherently tied to the success of the characters, films and other licensed programs of the Company’s licensors. A decline in the popularity of these licensed programs or the inability of the licensors to develop new properties for licensing could also result in a material loss of revenues to the Company. Additionally, the Company’s license agreements with Disney and others require a material amount of minimum guaranteed royalty payments. The failure by the Company to achieve the sales envisioned by the license agreements could result in the payment by the Company of shortfalls in the minimum guaranteed royalty payments, which would adversely impact the Company’s operating results.

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

The Company’s growth is largely influenced by the birthrate, and in particular, the rate of first births. Economic conditions, including the real and perceived threat of a recession, could lead individuals to decide to forgo or delay having children. Even under optimal economic conditions, shifts in demographic trends and preferences could have the consequence of individuals starting to have children later in life and/or having fewer children.

In recent years, the birthrate in the United States has steadily declined. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories and increased pressure on the prices of the Company’s products.  Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, such factor may at any time terminate or limit its approval of shipments to a particular customer.  The bankruptcy of a customer, the perceived pending threat of a bankruptcy of a customer, or an adverse change in overall economic conditions are among the events that would increase the likelihood that the factor would terminate or limit its approval of shipments to customers.  Such an action by the factor could result in the loss of future sales to such affected customers.

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

Widespread outbreaks of contagious disease may adversely affect the Company’s business operations, employee availability, financial condition, liquidity and cash flow.

Significant outbreaks of contagious diseases could have adverse effects on the overall economy and impact the Company’s supply chain, manufacturing and distribution operations, transportation services, customers and employees, as well as consumer sentiment in general and traffic within the retail stores that carry the Company’s products. A pandemic could adversely affect the Company’s revenues, earnings, liquidity and cash flows and require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company’s products, all in an effort to mitigate such effects.

During fiscal years 2022 and 2021, the COVID-19 pandemic led global government authorities to implement numerous public health measures, including quarantines, business closures, travel bans and lockdowns to confront the pandemic. China’s efforts to control the spread of the COVID-19 virus by locking down its largest cities placed a strain on already-stressed global supply chains. Several of the Company’s customers experienced financial difficulties as a result of the COVID-19 pandemic.

A resurgence of the COVID-19 pandemic, or any other outbreak of contagious disease, could adversely affect the Company's revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company's products, all in an effort to mitigate such effects.

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

In response to Russia’s invasion of Ukraine, the U.S. government and other allied countries across the world have levied coordinated and wide-ranging economic sanctions against Russia. If similar sanctions were levied against China, up to and including a ban on the importation of goods manufactured in China, then the Company could be forced to source its products from suppliers in other countries.

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

The Company is subject to income taxes in the many jurisdictions in which it operates, including the U.S., several U.S. states and China. At any particular point in time, several tax years are subject to general examination or other adjustment by these various jurisdictions.  Although the Company believes that the calculations and positions taken on its filed income tax returns are reasonable and justifiable, administrative or legal proceedings leading to the outcome of any examination could result in an adjustment to the position that the Company has taken. Such adjustment could result in further adjustment to one or more income tax returns for other jurisdictions, or to income tax returns for prior or subsequent tax years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on operating results.

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

Nearly all of the Company’s products are imported from China into the Port of Long Beach in Southern California and the Port of Prince Rupert in British Columbia. There are many links in the distribution chain, including the availability of ocean freight, cranes, dockworkers, containers, tractors, chassis and drivers. The timely receipt of the Company’s products is dependent upon efficient operations at these ports. Any shortages in the availability of any of these links or disruptions in port operations, including strikes, lockouts or other work stoppages or slowdowns, could cause bottlenecks and other congestion in the distribution network, which could adversely impact the Company’s ability to obtain adequate inventory on a timely basis and result in lost sales, increased transportation costs and an overall decrease of the Company’s profits.

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

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.   Properties

Each of the Company’s facilities are rented under leases that expire on various dates through fiscal year 2029, including 157,400 square feet at a warehouse and distribution facility located in Compton, California under a lease that expires May 31, 2028, 128,000 square feet at a warehouse and distribution facility located in Eden Valley, Minnesota under leases that expire every six months, 16,837 square feet at Manhattan’s headquarters facility located in Minneapolis, Minnesota under a lease that expires March 31, 2027 and 15,598 square feet at the Company’s headquarters facility located in Gonzales, Louisiana under a lease that expires January 31, 2026. In addition, several employees of the Company perform their respective job functions from remote locations for which no rent is paid. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The table below sets forth certain information regarding the Company's principal real property as of the close of business on June 15, 2023.

Location	Use	Approximate Square Feet	Owned/ Leased
Gonzales, Louisiana	Administrative and sales office	15,598	Leased
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Minneapolis, Minnesota	Product design and sales office	16,837	Leased
Eden Valley, Minnesota	Warehouse and distribution center	128,000	Leased
Grand Rapids, Michigan	Product design office	5,711	Leased
London, United Kingdom	Sales office	1,800	Leased
Shanghai, People’s Republic of China	Office	1,912	Leased

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

PART II

ITEM 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Capital Market under the symbol “CRWS”. As of June 15, 2023, there were 151 record holders of the Company’s common stock.

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

Results of Operations

The following table contains results of operations for fiscal years 2023 and 2022 and the dollar and percentage changes for those periods (in thousands, except percentages).

			Change
	2023	2022	$	%
Net sales by category:
Bedding, blankets and accessories	$36,747	$45,341	$(8,594)	-19.0%
Bibs, bath, developmental toy, feeding, baby care and disposable products	38,306	42,019	(3,713)	-8.8%
Total net sales	75,053	87,360	(12,307)	-14.1%
Cost of products sold	55,225	64,052	(8,827)	-13.8%
Gross profit	19,828	23,308	(3,480)	-14.9%
% of net sales	26.4%	26.7%
Marketing and administrative expenses	12,655	13,002	(347)	-2.7%
% of net sales	16.9%	14.9%
Interest (income) expense - net	(81)	50	(131)	-262.0%
Gain on extinguishment of debt	-	1,985	(1,985)	-100.0%
Other income - net of other expense	172	85	87	102.4%
Income tax expense	1,776	2,408	(632)	-26.2%
Net income	5,650	9,918	(4,268)	-43.0%
% of net sales	7.5%	11.4%

Net Sales:

Sales decreased to $75.1 million for 2023, compared with $87.4 million in 2022, a decrease of $12.3 million, or 14.1%. Sales of bedding, blankets and accessories decreased by $8.6 million, and sales of bibs, toys and disposable products decreased by $3.7 million. The decreases in sales are primarily due to lower replenishment orders at retailers due to the Company’s customers reducing their purchases as a result of excessive inventory purchases during the first quarter of calendar 2022, as well as consumers’ response to macroeconomic conditions, including trading down to lower priced items, buying fewer items, or foregoing some items altogether due to inflationary concerns. Sales were also negatively impacted in the second half of the current year by the Company’s decision to stop shipping to a customer experiencing significant credit issues. Additionally, 2022 contained 53 weeks of sales as opposed to 52 weeks for 2023, resulting in an extra week of sales for 2022.

Gross Profit:

Gross profit decreased by $3.5 million and decreased from 26.7% of net sales for 2022 to 26.4% of net sales for 2023. The decrease in the gross profit amount for the current year is associated with the decline in sales during the periods and is net of the positive impact of the closure of Carousel, which in the prior year recognized a gross loss of $681,000, including losses from the sale of inventory below cost and the recognition of charges of $334,000 associated with the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business. Although the gross profit in the prior year was impacted by increases in costs across the entire supply chain, the Company in the current year has realized some stabilization in most of its input costs. However, beginning in February 2023, the Company experienced a rent increase at its warehouse and distribution facility in Compton, California. Finally, the Company has benefited from recent increases in the selling prices of its products.

Marketing and Administrative Expenses:

Marketing and administrative expenses decreased by $347,000 but increased from 14.9% of net sales for fiscal year 2022 to 16.9% of net sales for fiscal year 2023. Overall compensation costs were $785,000 lower in the current year as compared with the prior year, and the prior year included $500,000 for charges incurred by Carousel that were not incurred in the current year. These decreases were offset by the following charges that occurred in the current year but not in the prior year: $371,000 in costs associated with the Manhattan Acquisition, and a $263,000 charge for the amount receivable from a customer that has declared bankruptcy.

Gain on Extinguishment of Debt:

During fiscal year 2022, the Company recorded a gain on extinguishment of debt in the amount of $1,985,000 associated with the forgiveness of a loan made pursuant to the Paycheck Protection Program (the "PPP Loan"), administered by the U.S. Small Business Administration under the Coronavirus Aid, Relief and Economic Security Act.  The gain on extinguishment of debt has been presented below income from operations in the accompanying consolidated statements of income. The Company did not record such a gain during fiscal year 2023.

Income Tax Expense:

The Company’s provision for income taxes is based upon an annual effective tax rate (“ETR”) on continuing operations, which was 23.2% and 20.1% during the fiscal years ended April 2, 2023 and April 3, 2022, respectively.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of accounting guidelines requiring a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2023 and 2022 of $73,000 and $59,000, respectively, in the accompanying consolidated statements of income.

In August 2020, the Company received notification from the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s California consolidated income tax returns that the Company had filed for the fiscal years ended April 2, 2017, April 1, 2018 and March 31, 2019. On May 30, 2023, the Company and the FTB entered into an agreement to settle (“Settlement Agreement”) the FTB’s proposed assessment of additional income tax in respect of these consolidated income tax returns under examination for the amount of $442,000, payment of which was made by the Company to the FTB on May 31, 2023. Because the examination was ongoing as of April 2, 2023, and because the Settlement Agreement was entered into prior to the issuance of the accompanying consolidated financial statements, the Company recorded the effect of the Settlement Agreement in the accompanying consolidated balance sheet as of April 2, 2023 and the consolidated statement of income for fiscal year 2023. The Company’s adjustment to its reserve for unrecognized tax liabilities associated with the tax returns under examination resulted in a discrete income tax benefit during fiscal year 2023, net of the impact of federal income tax, of $81,000, and a net decrease to interest expense of $86,000.

In February 2021, the Company was notified by the U.S. Internal Revenue Service (the “IRS”) that it had selected for examination the Company’s original and amended federal consolidated income tax returns for the fiscal year ended April 2, 2017. On March 15, 2023, the Company agreed to accept the proposal by the IRS to disallow the Company’s claim for refund in the amount of $81,000 that was associated with the Company’s amended federal consolidated income tax return for the fiscal year ended April 2, 2017.

During fiscal year 2023, the Company recorded a discrete income tax charge of $6,000 to reflect the effect of the net tax shortfall arising from the exercise of stock options and the vesting of non-vested stock. During fiscal year 2022, the Company recorded a discrete income tax benefit of $83,000 to reflect the effect during the period of the net excess tax benefit from the exercise of stock options and the vesting of non-vested stock.

The ETR on continuing operations and the discrete income tax charges and benefits discussed above contributed to an overall provision for income taxes of 23.9% and 19.5% for fiscal years 2023 and 2022, respectively.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top two customers, which represented approximately 71% of the Company’s gross sales in fiscal year 2023. A significant downturn experienced by either or both of these customers could lead to decreased sales.

During fiscal year 2023, consumers responded to macroeconomic conditions by trading down to lower priced items, buying fewer items, or foregoing some items altogether due to inflationary concerns. The Company monitors the impact of inflation on its operations on an ongoing basis and may need to adjust its prices to mitigate the impact of changes to the rate of inflation in future periods. Future volatility of prices could affect consumer purchases of our products. Additionally, the impact of inflation on input and other operational costs could adversely affect the Company's financial results.

During fiscal year 2022, the Company at times faced higher costs associated with the Company’s sourcing activities in China, including freight and higher duties on some products. Future increases in these costs could adversely affect the profitability of the Company if it cannot pass the cost increases along to its customers in the form of price increases or if the timing of price increases does not closely match the cost increases.

Significant outbreaks of contagious diseases could have adverse effects on the overall economy and impact the Company’s supply chain, manufacturing and distribution operations, transportation services, customers and employees, as well as consumer sentiment in general and traffic within the retail stores that carry the Company’s products. During fiscal years 2022 and 2021, the COVID-19 pandemic led global government authorities to implement numerous public health measures, including quarantines, business closures and lockdowns to confront the pandemic. China’s efforts to control the spread of the COVID-19 virus by locking down its largest cities placed a strain on already-stressed global supply chains. Several of the Company’s customers experienced financial difficulties as a result of the COVID-19 pandemic.

A resurgence of the COVID-19 pandemic, or any other outbreak of contagious disease, could adversely affect the Company's revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company's products, all in an effort to mitigate such effects.

For an additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A, Part I. of this Annual Report.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities decreased from $8.3 million for the fiscal year ended April 3, 2022 to $7.7 million for the fiscal year ended April 2, 2023. The Company in the current year experienced a decrease in its net income that was $4.3 million lower than in the prior year; the Company experienced a decrease in the deferred income tax liability that $1.9 million higher than the increase in the prior year; the Company in the current year experienced a decrease in its accounts payable balances that was $1.6 million higher than the increase in the prior year; the Company experienced a decrease in its accrued liabilities balances that was $1.2 million higher than the increase in the prior year; and the Company experienced a decrease in the reserve for unrecognized tax liabilities that was $525,000 higher than the decrease in the prior year. As offsets to these increases in cash provided by operating activities, the Company in the current year experienced a decrease in its accounts receivable balances that was $7.4 million higher than the increase in the prior year and the Company recognized a gain on extinguishment of debt of $1,985,000 that was associated with the forgiveness of the PPP Loan in the prior year that did not occur in the current year.

Net cash used in investing activities was $490,000 in fiscal year 2022 compared with $16.9 million in fiscal year 2023. The increase in fiscal year 2023 was primarily due to the $16.1 million payment made in the current year to complete the Manhattan Acquisition, net of cash acquired of $1.3 million.

Net cash used in financing activities was $6.8 million in fiscal year 2022 compared with $9.3 million in cash provided by financing activities in fiscal year 2023. The Company incurred net borrowings under its revolving line of credit of $12.7 million in the current year that did not occur in the prior year, such borrowings primarily being required to fund the Manhattan Acquisition. Also, dividend payments were $3.5 milion lower in the current year than in the prior year.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and the availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at April 2, 2023 consisted of a revolving line of credit under a financing agreement with CIT of up to $35.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and which is secured by a first lien on all assets of the Company.

The financing agreement was scheduled to mature on July 11, 2025, but on March 17, 2023 the financing agreement was amended to extend the maturity date to July 11, 2028. As of April 2, 2023, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the SOFR option, which was 6.4%. The financing agreement also provides for the payment by CIT to the Company of interest on daily negative balances, if any, held by CIT at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 6.0% as of April 2, 2023.

As of April 2, 2023, there was a balance of $12.7 million owed on the revolving line of credit, there was no letter of credit outstanding and $20.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of April 3, 2022, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of April 2, 2023.

To reduce its exposure to credit losses, the Company assigns substantially all of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described above. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. Credit losses are borne by CIT with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $287,000 and $344,000 during fiscal years 2023 and 2022, respectively.

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

Business Combinations:  The Company accounts for acquisitions using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations.  An acquisition is accounted for as a purchase and the appropriate account balances and operating activities are recorded in the Company's consolidated financial statements as of the acquisition date and thereafter.  Assets acquired, liabilities assumed and noncontrolling interests, if any, are measured at fair value as of the acquisition date using the appropriate valuation method.  The Company may engage an independent third party to assist with these measurements.  Goodwill resulting from an acquisition is recognized for the excess of the purchase price over the fair value of the tangible and identifiable intangible assets, less the liabilities assumed.  In determining the fair value of the identifiable intangible assets and any noncontrolling interests, the Company uses various valuation techniques, including the income approach, the cost approach and the market approach.  These valuation methods require significant management judgement to make estimates and assumptions surrounding projected revenues and costs, growth rates and discount rates.  In the event that actual results differ from management's estimates, the Company may need to recognize an impairment to all or a portion of the carrying value of these assets in a future period, which could materially impact the Company's financial position and results of operations.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

For a detailed discussion of market risk and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A. of Part I. of this Annual Report on Form 10-K.

Interest Rate Risk

As of April 2, 2023, the Company had $12.7 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $97,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

Market Concentration Risk

The Company’s financial results are closely tied to sales to its top two customers, which represented approximately 71% of the Company’s gross sales in fiscal year 2023. In addition, 40% of the Company’s gross sales in fiscal year 2023 consisted of licensed products, which included 29% of sales associated with the Company’s license agreements with affiliated companies of the Walt Disney Company. The Company’s results could be materially impacted by the loss of one or more of these licenses.

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

In management’s evaluation of ICFR during fiscal year 2023, the Company has excluded an evaluation of the ICFR related to the operations of Manhattan and MTE, which were acquired by the Company on March 17, 2023. During fiscal year 2023, the combined net sales of Manhattan and MTE were $773,000, which was 1.0% of the Company’s total net sales. As of April 2, 2023, the combined total assets of Manhattan and MTE amounted to $21.4 million (including $787,000 in goodwill), which was 23.5% of the Company’s total assets. Based on management’s evaluation of ICFR, taking into account the exclusion of an evaluation of the ICFR related to the operations of Manhattan and MTE, management has concluded that ICFR was effective as of April 2, 2023.

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

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s ICFR as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation and taking into account the exclusion of the evaluation of the ICFR related to the operations of Manhattan and MTE referred to above, determined that no changes occurred during the Company’s fiscal quarter ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B.   Other Information

Not applicable.

ITEM 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The information with respect to the Company’s directors and executive officers will be set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023 (the “Proxy Statement”) under the captions “Proposal 1 – Election of Directors” and “Executive Compensation – Executive Officers” and is incorporated herein by reference. The information with respect to Item 406 of Regulation S-K will be set forth in the Proxy Statement under the caption “Corporate Governance – Code of Business Conduct and Ethics; Code of Conduct for Directors” and is incorporated herein by reference. The information with respect to Item 407 of Regulation S-K will be set forth in the Proxy Statement under the captions “Corporate Governance – Board Committees” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of April 2, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2006 Omnibus Incentive Plan	62,500	$7.62	0
2014 Omnibus Equity Compensation Plan	553,000	$7.46	0
2021 Incentive Plan	120,000	$6.54	765,439

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

ITEM 15.   Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8. of this Annual Report:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of April 2, 2023 and April 3, 2022
- Consolidated Statements of Income for the Fiscal Years Ended April 2, 2023 and April 3, 2022
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended April 2, 2023 and April 3, 2022
- Consolidated Statements of Cash Flows for the Fiscal Years Ended April 2, 2023 and April 3, 2022
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

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning	Charged to		Balance at End of
	of Period	Expenses	Deductions	Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended April 3, 2022
Allowance for customer deductions	$723	$6,052	$5,830	$945

Year Ended April 2, 2023
Allowance for customer deductions	$945	$5,746	$5,217	$1,474

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

Exhibit
Number		Description of Exhibits
2.1	—	Equity Purchase Agreement, dated as of March 17, 2023, between the Company and H Enterprises International, LLC. (33)
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (10)
3.3	—	Bylaws of the Company, as amended and restated through November 15, 2016. (19)
4.1*	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 14, 2012). (12)
4.2*	—	Form of Non-Qualified Stock Option Agreement (Employees). (4)
4.3*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (14)
4.4*	—	Form of Non-Qualified Stock Option Grant Agreement. (15)
4.5*	—	Form of Restricted Stock Grant Agreement. (15)
4.6*	—	Crown Crafts, Inc. 2021 Incentive Plan. (28)
4.7*	—	Form of Incentive Stock Option Grant Agreement. (29)
4.8*	—	Form of Nonstatutory Stock Option Grant Agreement. (29)
4.9*	—	Form of Restricted Stock Grant Agreement. (29)
4.10*	—	Form of Performance Share Grant Agreement (effective February 23, 2022). (30)
4.11	—	Description of Capital Stock (35)
10.1	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)
10.2	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)
10.3	—

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

10.31	—

Sixteenth Amendment to Financing Agreement, dated as of March 17, 2023, by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Manhattan Group, LLC, Manhattan Toy Europe Limited and the CIT Group/Commercial Services, Inc. (33)

10.32*	—	Amended and Restated Employment Agreement dated June 13, 2023 by and between the Company and Olivia W. Elliott. (34)
14.1	—	Code of Ethics. (2)
21.1	—	Subsidiaries of the Company. (35)
23.1	—	Consent of KPMG LLP. (35)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (35)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (35)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (36)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (36)
101	—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 2, 2023, formatted as interactive data files in iXBRL (Inline eXtensible Business Reporting Language):

(i)   Consolidated Statements of Income;

(ii)  Consolidated Balance Sheets;

(iii) Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Consolidated Statements of Cash Flows; and

(v)  Notes to Consolidated Financial Statements.

104		Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*  Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(4)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(12)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(14)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(15)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2016.
(18)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 16, 2016.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 7, 2017.
(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 18, 2017.
(22)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 22, 2019.
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 23, 2020.
(25)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 22, 2021.
(26)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 3, 2021.
(27)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021.
(28)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 28, 2021.

(29)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 11, 2021.
(30)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated March 1, 2022.
(31)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 15, 2022.
(32)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended April 3, 2022.
(33)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 20, 2023.
(34)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 15, 2023.
(35)	Filed herewith.
(36)	Furnished herewith.

ITEM 16.   Form 10-K Summary

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Crown Crafts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the Company) as of April 2, 2023 and April 3, 2022, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended April 2, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 2, 2023 and April 3, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended April 2, 2023, in conformity with U.S. generally accepted accounting principles.

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

Reserve for unrecognized tax liabilities

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company has recorded a reserve for unrecognized tax liabilities relating to California state income taxes, excluding associated interest and penalties, of $280 thousand. The Company recognizes tax positions when it is more likely than not that the tax position will be sustained on examination based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that has a greater than 50 percent likelihood of being realized.

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

Baton Rouge, Louisiana

June 23, 2023

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 2, 2023 AND APRIL 3, 2022

(amounts in thousands, except share and per share amounts)

	April 2, 2023	April 3, 2022

ASSETS
Current assets:
Cash and cash equivalents	$1,742	$1,598
Accounts receivable (net of allowances of $1,474 at April 2, 2023 and $945 at April 3, 2022):
Due from factor	20,740	21,093
Other	2,068	2,133
Inventories	34,211	20,653
Prepaid expenses	1,614	1,031
Total current assets	60,375	46,508

Operating lease right of use assets	17,305	2,423

Property, plant and equipment - at cost:
Vehicles	182	182
Leasehold improvements	473	425
Machinery and equipment	4,333	3,581
Furniture and fixtures	408	367
Property, plant and equipment - gross	5,396	4,555
Less accumulated depreciation	3,677	3,198
Property, plant and equipment - net	1,719	1,357

Finite-lived intangible assets - at cost:
Customer relationships	8,174	7,374
Other finite-lived intangible assets	4,766	4,266
Finite-lived intangible assets - gross	12,940	11,640
Less accumulated amortization	9,467	8,986
Finite-lived intangible assets - net	3,473	2,654

Goodwill	7,912	7,125
Other	188	88
Total Assets	$90,972	$60,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,548	$6,375
Accrued wages and benefits	1,087	2,196
Accrued royalties	614	462
Dividends payable	815	827
Operating lease liabilities, current	2,427	1,832
Other accrued liabilities	566	94
Total current liabilities	13,057	11,786

Non-current liabilities:
Long-term debt	12,674	-
Deferred income taxes	815	1,020
Operating lease liabilities, noncurrent	14,889	809
Reserve for unrecognized tax liabilities	323	739
Total non-current liabilities	28,701	2,568

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at April 2, 2023 and April 3, 2022; Issued 13,051,814 shares at April 2, 2023 and 12,944,918 shares at April 3, 2022	131	129
Additional paid-in capital	57,126	55,925
Treasury stock - at cost - 2,897,507 shares at April 2, 2023 and 2,864,698 shares at April 3, 2022	(15,821)	(15,614)
Retained Earnings	7,778	5,361
Total shareholders' equity	49,214	45,801
Total Liabilities and Shareholders' Equity	$90,972	$60,155

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED APRIL 2, 2023 AND APRIL 3, 2022

(amounts in thousands, except per share amounts)

	2023	2022

Net sales	$75,053	$87,360
Cost of products sold	55,225	64,052
Gross profit	19,828	23,308
Marketing and administrative expenses	12,655	13,002
Income from operations	7,173	10,306
Other (expense) income:
Interest income - net of interest expense	81	(50)
Gain on extinguishment of debt	-	1,985
Gain on insurance proceeds received for damage to equipment	34	-
Gain on sale of property, plant and equipment	2	18
Other - net	136	67
Income before income tax expense	7,426	12,326
Income tax expense	1,776	2,408
Net income	$5,650	$9,918

Weighted average shares outstanding:
Basic	10,102	10,055
Effect of dilutive securities	18	29
Diluted	10,120	10,084

Earnings per share:
Basic	$0.56	$0.99

Diluted	$0.56	$0.98

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FISCAL YEARS ENDED APRIL 2, 2023 AND APRIL 3, 2022

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

Balances - March 28, 2021	12,809,753	$128	(2,811,446)	$(15,202)	$54,748	$2,191	$41,865

Issuance of shares	135,165	1	-	-	343	-	344
Stock-based compensation	-	-	-	-	834	-	834
Acquisition of treasury stock	-	-	(53,252)	(412)	-	-	(412)
Net income	-	-	-	-	-	9,918	9,918
Dividends declared on common stock - $0.67 per share	-	-	-	-	-	(6,748)	(6,748)

Balances - April 3, 2022	12,944,918	$129	(2,864,698)	$(15,614)	$55,925	$5,361	$45,801

Issuance of shares	106,896	2	-	-	96	-	98
Stock-based compensation	-	-	-	-	1,105	-	1,105
Acquisition of treasury stock	-	-	(32,809)	(207)	-	-	(207)
Net income	-	-	-	-	-	5,650	5,650
Dividends declared on common stock - $0.32 per share	-	-	-	-	-	(3,233)	(3,233)

Balances - April 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,126	$7,778	$49,214

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED APRIL 2, 2023 AND APRIL 3, 2022

(amounts in thousands)

	2023	2022
Operating activities:
Net income	$5,650	$9,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	688	652
Amortization of intangibles	481	509
Amortization of right of use assets	2,121	1,762
Deferred income taxes	(205)	1,726
Gain on extinguishment of debt	-	(1,985)
Gain on insurance proceeds received for damage to equipment	(34)	-
Gain on sale of property, plant and equipment	(2)	(18)
Reserve for unrecognized tax liabilities	(416)	109
Stock-based compensation	1,105	834
Changes in assets and liabilities:
Accounts receivable	3,530	(3,888)
Inventories	(593)	(318)
Prepaid expenses	(233)	153
Other assets	(9)	4
Lease liabilities	(2,265)	(1,919)
Accounts payable	(854)	793
Accrued liabilities	(1,226)	(68)
Net cash provided by operating activities	7,738	8,264
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(813)	(531)
Insurance proceeds received for damage to equpment	34	-
Proceeds from sale of property, plant and equipment	2	41
Payment to acquire Manhattan and MTE, net of cash acquired	(16,136)	-
Net cash used in investing activities	(16,913)	(490)
Financing activities:
Repayments under revolving line of credit	(1,746)	(25,158)
Borrowings under revolving line of credit	14,420	25,158
Purchase of treasury stock from related parties	(207)	(412)
Issuance of common stock	98	344
Dividends paid	(3,246)	(6,721)
Net cash provided by (used in) financing activities	9,319	(6,789)
Net increase in cash and cash equivalents	144	985
Cash and cash equivalents at beginning of period	1,598	613
Cash and cash equivalents at end of period	$1,742	$1,598

Supplemental cash flow information:
Income taxes paid	$1,142	$1,948
Interest paid	45	18

Noncash activities:
Property, plant and equipment purchased but unpaid	(43)	(43)
Dividends declared but unpaid	(815)	(827)

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Crown Crafts, Inc. (the “Company”) was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through four of its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. (“NoJo”), Sassy Baby, Inc. (“Sassy”), Manhattan Group, LLC (“Manhattan”) and Manhattan Toy Europe Limited (“MTE”) in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Most sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers. Manhattan also sells direct to consumer through its website, www.manhattantoy.com. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2023” or “2023” represent the 52-week period ended April 2, 2023, and references herein to “fiscal year 2022” or “2022” represent the 53-week period ended April 3, 2022.

On March 17, 2023 (the “Closing Date”), the Company acquired Manhattan and MTE, Manhattan’s wholly-owned subsidiary (the “Manhattan Acquisition”), for a purchase price of $17.0 million, subject to adjustments for cash as of the Closing Date and to the extent that actual net working capital as of the Closing Date differs from target net working capital of $13.75 million. The Manhattan Acquisition was funded with cash available on the Closing Date and borrowings under the Company’s revolving line of credit with The CIT Group/Commercial Services (“CIT”).

During the first 54 days of fiscal 2022, the Company also operated indirectly through Carousel Designs, LLC (“Carousel”), a wholly-owned subsidiary that manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Company’s Board of Directors (the “Board”) approved the closure of Carousel due to a history of high costs, declining sales and operating and cash flow losses, as well as management’s determination that such losses were likely to continue. Accordingly, the operations of Carousel ceased at the close of business on May 21, 2021.

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

Cash and Cash Equivalents: The Company’s credit facility consists of a revolving line of credit under a financing agreement with CIT. The Company classifies a negative balance outstanding under this revolving line of credit as cash and cash equivalents, as these amounts are legally owed to the Company and are immediately available to be drawn upon by the Company. There are no compensating balance requirements or other restrictions on the transfer of amounts associated with the Company’s depository accounts.

Financial Instruments: For short-term instruments such as cash and cash equivalents, accounts receivable and accounts payable, the Company uses carrying value as a reasonable estimate of fair value.  Additionally, the Company’s long-term debt is a revolving credit facility whereby the Company uses carrying value as a reasonable estimate of fair value.

Segments and Related Information: The Company operates primarily in one principal segment, infant and toddler products. These products consist of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental and bath toys and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the fiscal years ended April 2, 2023 and April 3, 2022 are as follows (in thousands):

	2023	2022
Bedding, blankets and accessories	$36,747	$45,341
Bibs, bath, developmental toy, feeding, baby care and disposable products	38,306	42,019
Total net sales	$75,053	$87,360

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

Credit Concentration: The Company’s accounts receivable at April 2, 2023 amounted to $22.8 million, net of allowances of $1.5 million. Of this amount, $20.7 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at April 3, 2022 amounted to $23.2 million, net of allowances of $945,000. Of this amount, $21.1 million was due from CIT under the factoring agreements; an additional amount of $1.5 million was due from CIT as a negative balance outstanding under the revolving line of credit. The combined amount of $22.6 million represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements and the revolving line of credit.

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

Leases:  The Company capitalizes most of its operating lease obligations as right-of-use assets and recognizes corresponding lease liabilities. The Company elects to use the practical expedient that permits the Company to exclude short-term agreements of less than 12 months from capitalization. The Company is a party to various operating leases for offices, warehousing facilities and certain office equipment. The leases expire at various dates, have varying options to renew and cancel, and may contain escalation provisions. The Company recognizes as expense non-variable lease payments ratably over the lease term. The key estimates for the Company’s leases include the discount rate used to discount the unpaid lease payment to present value and the lease term. The Company’s leases generally do not include a readily determinable implicit rate; therefore, management determined the incremental borrowing rate to discount the lease payment based on the information available at lease commencement. For purposes of such estimates, a lease term includes the noncancellable period under the applicable lease.

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

Patent Costs: The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or an alternative future use is available to the Company. The Company also capitalizes legal and other costs incurred in the protection or defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s evaluation of future economic benefit of its patents involves considerable management judgment, and a different conclusion could result in a material impairment charge up to the carrying value of these assets.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying consolidated statements of income and amounted to $5.2 million and $6.0 million for fiscal years 2023 and 2022, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s effective tax rate, which is based on the Company’s pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits. The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; taxable years open to examination as of April 3, 2022 were the fiscal years ended April 2, 2023, April 3, 2022, March 28, 2021, March 29, 2020, March 31, 2019 and April 1, 2018.

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

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during fiscal years 2023 and 2022 of $73,000 and $59,000, respectively, in the accompanying consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. During fiscal years 2023 and 2022, the Company accrued $45,000 and $50,000, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired.

In August 2020, the Company received notification from the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s California consolidated income tax returns that the Company had filed for the fiscal years ended April 2, 2017, April 1, 2018 and March 31, 2019. On May 30, 2023, the Company and the FTB entered into an agreement to settle (“Settlement Agreement”) the FTB’s proposed assessment of additional income tax in respect of these consolidated income tax returns under examination for the amount of $442,000, payment of which was made by the Company to the FTB on May 31, 2023. Because the examination was ongoing as of April 2, 2023, and because the Settlement Agreement was entered into prior to the issuance of the accompanying consolidated financial statements, the Company recorded the effect of the Settlement Agreement in the accompanying consolidated balance sheet as of April 2, 2023 and the consolidated statement of income for fiscal year 2023. The Company’s adjustment to its reserve for unrecognized tax liabilities associated with the tax returns under examination resulted in a discrete income tax benefit during fiscal year 2023, net of the impact of federal income tax, of $81,000, and a net decrease to interest expense of $86,000.

In February 2021, the Company was notified by the U.S. Internal Revenue Service (the “IRS”) that it had selected for examination the Company’s original and amended federal consolidated income tax returns that the Company had filed for its fiscal year ended April 2, 2017. On March 15, 2023, the Company agreed to accept the proposal by the IRS to disallow the Company’s claim for refund in the amount of $81,000 that was associated with the Company’s amended federal consolidated income tax return for the fiscal year ended April 2, 2017, which amount was recorded as a discrete income tax charge during fiscal year 2023.

Although management believes that the calculations and positions taken on its filed income tax returns are reasonable and justifiable, the outcome of an examination could result in an adjustment to the position that the Company took on such income tax returns. Such adjustment could also lead to adjustments to one or more other state income tax returns, or to income tax returns for subsequent fiscal years, or both. To the extent that the Company’s reserve for unrecognized tax liabilities is not adequate to support the cumulative effect of such adjustments, the Company could experience a material adverse impact on its future results of operations. Conversely, to the extent that the calculations and positions taken by the Company on the filed income tax returns under examination are sustained, the reversal of all or a portion of the Company’s reserve for unrecognized tax liabilities could result in a favorable impact on its future results of operations.

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the consolidated statements of income and amounted to $422,000 and $408,000 for fiscal years 2023 and 2022, respectively.

Business Combinations:  The Company accounts for acquisitions using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations.  An acquisition is accounted for as a purchase and the appropriate account balances and operating activities are recorded in the Company's consolidated financial statements as of the acquisition date and thereafter.  Assets acquired, liabilities assumed and noncontrolling interests, if any, are measured at fair value as of the acquisition date using the appropriate valuation method.  The Company may engage an independent third party to assist with these measurements.  Goodwill resulting from an acquisition is recognized for the excess of the purchase price over the fair value of the tangible and identifiable intangible assets, less the liabilities assumed.

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

Recently-Issued Accounting Standards: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the objective of which is to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. Because this methodology restricted the recognition of credit losses that are expected, but did not yet meet the “probable” threshold, ASU No. 2016-13 was issued to require the consideration of a broader range of reasonable and supportable information when determining estimates of credit losses. The ASU is to be applied using a modified retrospective approach, and the ASU could have been early-adopted in the fiscal year that began after December 15, 2018. When issued, ASU No. 2016-13 was required to be adopted no later than the fiscal year beginning after December 15, 2019, but on November 15, 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which provided for the deferral of the effective date of ASU No. 2016-13 for a registrant that is a smaller reporting company to the first interim period of the fiscal year beginning after December 15, 2022. Accordingly, the Company intends to adopt ASU No. 2016-13 effective as of April 3, 2023. Because the Company assigns substantially all of its trade accounts receivable under factoring agreements with CIT, the Company does not believe that the adoption of the ASU will have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASU’s issued which had become effective as of June 15, 2023, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventories

Major classes of inventory were as follows (in thousands):

	April 2, 2023	April 3, 2022
Raw Materials	$1	$28
Finished Goods	34,210	20,625
Total inventory	$34,211	$20,653

Note 4 – Acquisition

On the Closing Date, the Company completed the Manhattan Acquisition for a purchase price of $17.0 million, subject to adjustments for cash as of the Closing Date and to the extent that actual net working capital as of the Closing Date differs from target net working capital of $13.75 million. The Manhattan Acquisition was funded with cash available on the Closing Date and borrowings under the Company’s revolving line of credit with CIT.

The Manhattan Acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations. The Company is currently determining the allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which has been preliminarily determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired were determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. Certain data necessary to complete the acquisition cost allocation is not yet available, including the settlement of the working capital acquired and the final appraisals and valuations of the assets acquired and liabilities assumed.

The acquisition cost paid on the Closing Date amounted to $17.4 million, which included an estimate for cash as of the Closing Date and an estimate for the net working capital acquired.  The following table represents the Company’s preliminary allocation of the acquisition cost (in thousands) to the identifiable assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. The excess of the acquisition cost over the estimated fair value of the identifiable net assets acquired is reflected as goodwill.

Tangible assets:
Cash and cash equivalents	$1,270
Accounts receivable	3,112
Inventories	12,965
Prepaid expenses	350
Other assets	91
Operating lease right of use assets	1,009
Property, plant and equipment	194
Total tangible assets	18,991
Amortizable intangible assets:
Tradename	300
Licensing relationships	200
Customer relationships	800
Total amortizable intangible assets	1,300
Goodwill	787
Total acquired assets	21,078

Liabilities assumed:
Accounts payable	1,984
Accrued wages and benefits	370
Operating lease liabilities, current	226
Other accrued liabilities	308
Operating lease liabilities, noncurrent	783
Total liabilities assumed	3,671
Net acquisition cost	$17,407

The Company expects to complete the acquisition cost allocation during the 12-month period following the Closing Date, during which time the values of the assets acquired and liabilities assumed, including the goodwill, may need to be revised as appropriate.

Based upon the preliminary allocation of the acquisition cost, the Company has recognized $787,000 of goodwill, the entirety of which has been assigned to the reporting unit of the Company that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products, and the entirety of which is expected to be deductible for income tax purposes.

The Manhattan Acquisition resulted in net sales of $773,000 of developmental toy, feeding and baby care products during fiscal year 2023. Amortization is computed for the acquired amortizable intangible assets using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the customer and licensing relationships and 11 years on a weighted-average basis for the grouping taken together.

The Company has determined, on a pro forma basis, that the combined net sales of the Company and Manhattan, giving effect to the Manhattan Acquisition as if it had been completed on March 29, 2021, is $100.8 million and $115.8 million for fiscal years 2023 and 2022, respectively, and the combined net income for fiscal years 2023 and 2022 is $2.8 million and $9.1 million, respectively.  These amounts combine the net sales and net income (or loss, as applicable) from the Company’s consolidated statements of income for fiscal years 2023 and 2022 with the respective amounts from Manhattan’s consolidated statements of operations for its fiscal years ended December 31, 2022 and December 31, 2021, respectively.  The combined amounts of net income or loss include adjustments related to the amortization of the amortizable intangible assets acquired and estimates of the interest expense and income tax expense or benefit that would have been incurred, but otherwise do not reflect the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any revenue, tax or other synergies that may result from the Manhattan Acquisition.

Note 5 – Carousel Designs

During the first 54 days of fiscal year 2022, Carousel manufactured and marketed infant and toddler bedding directly to consumers online from a facility in Douglasville, Georgia. On May 5, 2021, the Company’s Board approved the closure of Carousel due to its high costs, declining sales and operating and cash flow losses, as well as management’s determination that, due to post-COVID-19 competitive pressures in the infant, toddler and juvenile products segment within the consumer products industry, such losses were likely to continue. Accordingly, the operations of Carousel ceased on May 21, 2021.

During the fiscal year ended April 3, 2022, Carousel experienced a gross loss of $689,000, which was the result of the sale of inventory below cost and the recognition of charges of $334,000 related to the settlement with a supplier of a commitment to purchase fabric and $265,000 associated with the liquidation of Carousel’s remaining inventory upon the closure of the business.

Note 6 - Financing Arrangements

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $287,000 and $344,000 during fiscal years 2023 and 2022, respectively. There were no advances on the factoring agreements at April 2, 2023 or April 3, 2022.

Credit Facility: The Company’s credit facility at April 2, 2023 consisted of a revolving line of credit under a financing agreement with CIT of up to $35.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at the rate of prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and which is secured by a first lien on all assets of the Company.

The financing agreement was scheduled to mature on July 11, 2025, but on March 17, 2023 the financing agreement was amended to extend the maturity date to July 11, 2028. As of April 2, 2023, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the SOFR option, which was 6.4%. The financing agreement also provides for the payment by CIT to the Company of interest on daily negative balances, if any, held by CIT at the rate of prime as of the beginning of the calendar month minus 2.0%, which was 6.0% as of April 2, 2023.

As of April 2, 2023, there was a balance of $12.7 million owed on the revolving line of credit, there was no letter of credit outstanding and $20.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of April 3, 2022, there was no balance owed on the revolving line of credit, there was no letter of credit outstanding and $26.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of April 2, 2023.

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

Note 7 – Retirement Plan

The Company sponsors a defined contribution retirement savings plan with a cash or deferred arrangement (the “401(k) Plan”), as provided by Section 401(k) of the Internal Revenue Code (the “Code”). The 401(k) Plan covers substantially all employees, who may elect to contribute a portion of their compensation to the 401(k) Plan, subject to maximum amounts and percentages as prescribed in the Code. Each calendar year, the Board determines the portion, if any, of employee contributions that will be matched by the Company.

For calendar years 2023, 2022 and 2021, the Board established the employer matching contributions at 100% of the first 2% of employee contributions and 50% of the next 3% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account, then the unvested portion of the matching employer amount in their account is forfeited when the employee receives a distribution from their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company's matching contributions to the 401(k) Plan, net of the utilization of forfeitures, were $293,000 and $289,000 for fiscal years 2023 and 2022, respectively.

Note 8 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of April 2, 2023 and April 3, 2022 amounted to $30.8 million and $30.0 million, respectively, which is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.9 million and $7.1 million as of April 2, 2023 and April 3, 2022, respectively.

The amount of goodwill reported by the Company increased by $787,000 during fiscal year 2023, which amount represents the excess of the purchase price over the preliminary determination of the fair value of net identifiable assets acquired in the Manhattan Acquisition. The goodwill recognized from the Manhattan Acquisition has been assigned to the reporting unit of the Company that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products.

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

On April 4, 2022, the Company performed the annual measurement for impairment of the goodwill of its reporting units and concluded that the estimated fair value of each of the Company’s reporting units exceeded their carrying values, and thus the goodwill of the Company’s reporting units was not impaired as of that date.

Other Intangible Assets: Other intangible assets as of April 2, 2023 and April 3, 2022 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of April 2, 2023 and April 3, 2022, the amortization expense for fiscal years ended April 2, 2023 and April 3, 2022 and the classification of such amortization expense within the accompanying consolidated statements of income are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Fiscal Year Ended
	April 2,	April 3,	April 2,	April 3,	April 2,	April 3,
	2023	2022	2023	2022	2023	2022
Tradename and trademarks	$2,867	$2,567	$2,025	$1,885	$140	$163
Non-compete covenants	98	98	98	98	-	5
Patents	1,601	1,601	1,055	1,003	52	52
Customer relationships	8,174	7,374	6,289	6,000	289	289
Licensing relationships	200	-	-	-	-	-
Total other intangible assets	$12,940	$11,640	$9,467	$8,986	$481	$509

Classification within the accompanying consolidated statements of income:
Cost of products sold					$-	$5
Marketing and administrative expenses					481	505
Total amortization expense					$481	$509

The Company estimates that its amortization expense will be $591,000, $527,000, $412,000, $385,000 and $385,000 in fiscal years 2024, 2025, 2026, 2027 and 2028, respectively.

Note 9 – Leases

During fiscal year 2023, the Company capitalized operating lease obligations as right of use assets and recognized corresponding lease liabilities in the amount of $17.3 million, and entered into no such transactions during fiscal year 2022.  The Company made cash payments related to its recognized operating leases of $2.3 million and $1.9 million during the fiscal years ended April 2, 2023 and April 3, 2022, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying consolidated statements of cash flows. The Company recognized noncash reductions to its operating right of use assets resulting from reductions to its lease liabilities in the amount of $224,000 and $131,000 during the fiscal years ended April 2, 2023 and April 2, 2022, respectively.  As of April 2, 2023 and April 3, 2022, the Company’s operating leases have weighted-average discount rates of 5.9% and 3.6%, respectively, and weighted-average remaining lease terms of 5.0 years and 1.8 years, respective.

During the fiscal years ended April 2, 2023 and April 3, 2022, the Company classified its operating lease costs within the accompanying consolidated statements of income as follows (in thousands):

	2023	2022
Cost of products sold	$1,938	$1,598
Marketing and administrative expenses	183	164
Total operating lease costs	$2,121	$1,762

The maturities of the Company’s operating lease liabilities as of April 2, 2023 are as follows (in thousands):

Fiscal Year	April 2, 2023
2024	$3,396
2025	4,027
2026	4,108
2027	4,086
2028	3,952
2029	663
Total undiscounted operating lease payments	20,232
Less imputed interest	2,916
Operating lease liabilities - net	$17,316

Note 10 – Stock-based Compensation

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

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2021 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2021 Plan is administered by the Compensation Committee of the Board, which selects eligible employees, non-employee directors and other individuals to participate in the 2021 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of stock options) and other terms of individual awards. At April 2, 2023, 765,000 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. During fiscal years 2023 and 2022, the Company recorded $1.1 million and $834,000 of stock-based compensation, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of April 2, 2023.

Stock Options: The following table represents stock option activity for fiscal years 2023 and 2022:

	2023		2022
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.39	635,500	$6.84	567,500
Granted	6.54	120,000	7.98	158,000
Exercised	4.92	(20,000)	7.72	(70,000)
Forfeited	-	-	4.84	(20,000)
Outstanding at End of Period	7.32	735,500	7.39	635,500
Exercisable at End of Period	7.40	536,500	7.50	390,000

As of April 2, 2023, the intrinsic value of both the outstanding and exercisable stock options was $87,000. The intrinsic value of the stock options exercised during the fiscal years ended April 2, 2023 and April 3, 2022 was $127,000 and $541,000, respectively.  The Company did not receive any cash from the exercise of stock options during fiscal years 2023 or 2022. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $10,000 and $67,000 during fiscal years 2023 and 2022, respectively. As of April 3, 2022, the intrinsic value of the outstanding and exercisable stock options was $205,000 and $126,000, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options awarded to certain employees during fiscal years 2023 and 2022, which options vest over a two-year period, assuming continued service.

	Fiscal Year Ended
	April 2, 2023	April 3, 2022
Number of options issued	120,000	158,000
Grant date	June 7, 2022	June 9, 2021
Dividend yield	4.89%	4.00%
Expected volatility	30.00%	35.00%
Risk free interest rate	2.950%	0.530%
Contractual term (years)	10.00	10.00
Expected term (years)	4.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$6.54	$7.98
Fair value per option	$0.90	$1.61

For the fiscal years ended April 2, 2023 and April 3, 2022, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended April 2, 2023
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2021	$4	$41	$45
2022	40	86	126
2023	17	24	41

Total stock option compensation	$61	$151	$212

	Fiscal Year Ended April 3, 2022
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2020	$3	$4	$7
2021	14	64	78
2022	30	66	96

Total stock option compensation	$47	$134	$181

A summary of stock options outstanding and exercisable as of April 2, 2023 is as follows:

					Weighted-		Weighted-
				Weighted-	Avg. Exercise		Avg. Exercise
			Number	Avg. Remaining	Price of	Number	Price of
Exercise			of Options	Contractual	Options	of Options	Options
Price			Outstanding	Life in Years	Outstanding	Exercisable	Exercisable
$4.00	-	4.99	95,000	6.72	$4.84	95,000	$4.84
$5.00	-	5.99	20,000	5.20	$5.90	20,000	$5.90
$6.00	-	6.99	130,000	8.49	$6.51	10,000	$6.14
$7.00	-	7.99	365,500	6.25	$7.74	286,500	$7.67
$8.00	-	8.99	55,000	2.20	$8.38	55,000	$8.38
$9.00	-	9.99	70,000	3.18	$9.60	70,000	$9.60
			735,500	5.63	$6.39	536,500	$5.45

As of April 2, 2023, total unrecognized stock-option compensation costs amounted to $98,000, which will be recognized as the underlying stock options vest over a weighted-average period of 5.8 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

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

The non-vested stock granted on August 16, 2022 included 11,724 shares granted to Sidney Kirschner, a director of the Company since 2001. Upon Mr. Kirschner’s death on February 21, 2023, the vesting of these 11,724 shares was accelerated, with such shares having an aggregate value on such date of $67,000.

The remaining shares set forth above will vest over the periods indicated, assuming continued service.

Non-vested Stock Granted to Employees: The following shares of non-vested stock were granted to certain of the Company’s employees:

Number of Shares	Fair Value per Share	Grant Date	Vesting Date
40,000	$5.85	March 21, 2023	March 21, 2025
25,000	7.98	June 9, 2021	June 9, 2022
10,000	7.60	February 22, 2021	February 22, 2023
20,000	4.92	June 10, 2020	June 10, 2022

These shares vest on the dates indicated, assuming continued service. In June 2022 and February 2023, 45,000 shares and 10,000 shares, respectively, that had been granted to certain of the Company’s employees vested, having an aggregate value of $293,000 and $57,000, respectively.

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

For the fiscal years ended April 2, 2023 and April 3, 2022, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

Stock Granted in Fiscal Year	2023	2022
2020	$-	$40
2021	48	207
2022	576	406
2023	269	-

Total stock grant compensation	$893	$653

As of April 2, 2023, total unrecognized compensation expense related to the Company’s non-vested stock grants was $561,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 11.3 months. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unearned or unvested grants as of such individual’s separation date.

Note 11 – Income Taxes

The Company’s income tax provision for the fiscal years ended April 2, 2023 and April 3, 2022 is summarized below (in thousands):

	Fiscal year ended April 2, 2023
	Current	Deferred	Total
Income tax expense (benefit) on current year income:
Federal	$1,540	$(169)	$1,371
State	381	(36)	345
Foreign	10	-	10
Total income tax expense (benefit) on current year income	1,931	(205)	1,726
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	(7)	-	(7)
Adjustment to prior year provision	51	-	51
Net tax shortfall related to stock-based compensation	6	-	6
Income tax expense - discrete items	50	-	50
Total income tax expense (benefit)	$1,981	$(205)	$1,776

	Fiscal year ended April 3, 2022
	Current	Deferred	Total
Income tax expense on current year income:
Federal	$542	$1,398	$1,940
State	194	328	522
Foreign	11	-	11
Total income tax expense on current year income	747	1,726	2,473
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	59	-	59
Adjustment to prior year provision	(41)	-	(41)
Net excess tax benefit related to stock-based compensation	(83)	-	(83)
Income tax benefit - discrete items	(65)	-	(65)
Total income tax expense	$682	$1,726	$2,408

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of April 2, 2023 and April 3, 2022 are as follows (in thousands):

	April 2, 2023	April 3, 2022
Deferred tax assets:
Employee wage and benefit accruals	$186	$495
Accounts receivable and inventory reserves	557	414
Operating lease liabilities	4,286	654
Intangible assets	224	322
State net operating loss carryforwards	706	755
Accrued interest and penalty on unrecognized tax liabilities	54	43
Stock-based compensation	378	289
Total gross deferred tax assets	6,391	2,972
Less valuation allowance	(706)	(755)
Deferred tax assets after valuation allowance	5,685	2,217

Deferred tax liabilities:
Prepaid expenses	(610)	(607)
Operating lease right of use assets	(4,283)	(600)
Intangible assets	(1,390)	(1,725)
Property, plant and equipment	(217)	(305)
Total deferred tax liabilities	(6,500)	(3,237)
Net deferred income tax liabilities	$(815)	$(1,020)

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of April 2, 2023 and April 3, 2022 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

The following table sets forth the reconciliation of the beginning and ending amounts of unrecognized tax liabilities for fiscal years 2023 and 2022 (in thousands):

	2023	2022
Balance at beginning of period	$739	$630
Additions related to current year positions	73	59
Additions related to prior year positions	45	50
Revaluations due to change in enacted tax rates	-	-
Reductions for tax positions of prior years	-	-
Reductions due to lapses of the statute of limitations	-	-
Reductions pursuant to judgements and settlements	(534)	-
Balance at end of period	$323	$739

In August 2020, the Company was notified by the FTB of its intention to examine the Company’s California consolidated income tax returns for the fiscal years ended April 2, 2017, April 1, 2018 and March 31, 2019. On May 30, 2023, the Company and the FTB entered into the Settlement Agreement to resolve the FTB’s proposed assessment of additional income tax in respect of these consolidated income tax returns under examination for the amount of $442,000, payment of which was made by the Company to the FTB on May 31, 2023. Because the examination was ongoing as of April 2, 2023, and because the Settlement Agreement was entered into prior to the issuance of the accompanying consolidated financial statements, the Company recorded the effect of the Settlement Agreement in the accompanying consolidated balance sheet as of April 2, 2023 and the consolidated statement of income for fiscal year 2023. The Company’s adjustment to its reserve for unrecognized tax liabilities associated with the tax returns under examination resulted in a discrete income tax benefit during fiscal year 2023, net of the impact of federal income tax, of $81,000, and a net decrease to interest expense of $86,000.

In February 2021, the Company was notified by the IRS that it had selected for examination the Company’s original and amended federal consolidated income tax returns that the Company had filed for its fiscal year ended April 2, 2017. On March 15, 2023, the Company agreed to accept the proposal by the IRS to disallow the Company’s claim for refund in the amount of $81,000 that was associated with the Company’s amended federal consolidated income tax return for the fiscal year ended April 2, 2017, which amount was recorded as a discrete income tax charge during fiscal year 2023.

During the fiscal year ended April 2, 2023, the Company recorded a discrete income tax charge of $6,000 to reflect the effect of the excess tax shortfall arising from the exercise of stock options and the vesting of non-vested stock during the period. During the fiscal year ended April 3, 2022, the Company recorded a discrete income tax benefit of $83,000 to reflect the effect during the period of the excess tax benefit from the exercise of stock options and the vesting of non-vested stock.

The Company’s provision for income taxes is based upon effective tax rates of 23.9% and 19.5% in fiscal years 2023 and 2022, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates, plus the net effect of various discrete items.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2023 and 2022 (in thousands):

	2023	2022
Federal statutory rate	21%	$21%
Tax expense at federal statutory rate	$1,560	2,588
State income taxes, net of Federal income tax benefit	272	413
Tax credits	(135)	(136)
Discrete items	50	(65)
Tax effect of book income not includible for tax purposes	-	(486)
Other - net, including foreign	29	94
Income tax expense	$1,776	$2,408

Note 12 – Shareholders’ Equity

Dividends: The holders of shares of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Aggregate cash dividends of $0.32 and $0.67 per share, amounting to $3.2 million and $6.7 million, were declared during fiscal years 2023 and 2022, respectively. Cash dividends declared during fiscal year 2022 included a special cash dividend of $0.35 per share. There were no special dividends declared during fiscal year 2023. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of stock. In this manner, the Company acquired 33,000 treasury shares during the fiscal year ended April 2, 2023 at a weighted-average market value of $6.31 per share and acquired 53,000 treasury shares during the fiscal year ended April 3, 2022 at a weighted-average market value of $7.72 per share.

Note 13 – Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during fiscal years ended April 2, 2023 and April 3, 2022.

	Fiscal Year
	2023	2022
Walmart Inc.	51%	52%
Amazon.com, Inc.	20%	21%

Note 14 – Commitments and Contingencies

Total royalty expense amounted to $5.2 million and $6.0 million for fiscal years 2023 and 2022, respectively. The Company’s commitment for minimum guaranteed royalty payments under its license agreements as of April 2, 2023 is $3.7 million, consisting of $2.7 million, $811,000, $121,000, $48,000 and $48,000 due in fiscal years 2024, 2025, 2026, 2027 and 2028, respectively.

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

Note 15 – Subsequent Events

On May 30, 2023, the Company and the FTB entered into the Settlement Agreement to resolve the FTB’s proposed assessment of additional income tax to the Company’s consolidated income tax returns for the fiscal years ended April 2, 2017, April 1, 2018 and March 31, 2019.  Because the examination was ongoing as of April 2, 2023, and because the Settlement Agreement was entered into prior to the issuance of the accompanying consolidated financial statements, the Company recorded the effect of the Settlement Agreement in the accompanying consolidated balance sheet as of April 2, 2023 and the consolidated statement of income for fiscal year 2023.

The Company has evaluated events that have occurred between April 2, 2023 and the date that the accompanying financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN CRAFTS, INC.

Date: June 23, 2023	By:	/s/ Olivia W. Elliott
Olivia W. Elliott
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Olivia W. Elliott	President, Chief Executive Officer and Director	June 23, 2023
Olivia W. Elliott	(Principal Executive Officer)

/s/ Craig J. Demarest	Vice President and Chief Financial Officer (Principal Financial Officer and	June 23, 2023
Craig J. Demarest	Principal Accounting Officer)

/s/ Zenon S. Nie	Chairman of the Board of Directors	June 23, 2023
Zenon S. Nie

/s/ Michael Benstock	Director	June 23, 2023
Michael Benstock

/s/ Donald Ratajczak	Director	June 23, 2023
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 23, 2023
Patricia Stensrud