Form 10-Q
period 2023-07-02
CROWN CRAFTS INC
filed 2023-08-16
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2023

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of August 3, 2023 was 10,154,307.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 2, 2023 (UNAUDITED) AND APRIL 2, 2023
(amounts in thousands, except share and per share amounts)

	July 2, 2023	April 2, 2023

ASSETS
Current assets:
Cash and cash equivalents	$765	$1,742
Accounts receivable (net of allowances of $2,095 at July 2, 2023 and $1,474 at April 2, 2023):
Due from factor	11,467	20,740
Other	4,325	2,068
Inventories	37,723	34,211
Prepaid expenses	1,413	1,614
Total current assets	55,693	60,375

Operating lease right of use assets	16,521	17,305

Property, plant and equipment - at cost:
Vehicles	182	182
Leasehold improvements	473	473
Machinery and equipment	4,627	4,333
Furniture and fixtures	477	408
Property, plant and equipment - gross	5,759	5,396
Less accumulated depreciation	3,894	3,677
Property, plant and equipment - net	1,865	1,719

Finite-lived intangible assets - at cost:
Customer relationships	8,174	8,174
Other finite-lived intangible assets	4,766	4,766
Finite-lived intangible assets - gross	12,940	12,940
Less accumulated amortization	9,613	9,467
Finite-lived intangible assets - net	3,327	3,473

Goodwill	7,919	7,912
Other	188	188
Total Assets	$85,513	$90,972

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,194	$7,548
Accrued wages and benefits	1,073	1,087
Accrued royalties	281	614
Dividends payable	821	815
Operating lease liabilities, current	3,034	2,427
Other accrued liabilities	702	566
Total current liabilities	15,105	13,057

Non-current liabilities:
Long-term debt	6,509	12,674
Deferred income taxes	491	815
Operating lease liabilities, noncurrent	14,112	14,889
Reserve for unrecognized tax liabilities	337	323
Total non-current liabilities	21,449	28,701

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at July 2, 2023 and April 2, 2023; Issued 13,051,814 shares at July 2, 2023 and April 2, 2023	131	131
Additional paid-in capital	57,317	57,126
Treasury stock - at cost - 2,897,507 shares at July 2, 2023 and April 2, 2023	(15,821)	(15,821)
Retained Earnings	7,332	7,778
Total shareholders' equity	48,959	49,214
Total Liabilities and Shareholders' Equity	$85,513	$90,972

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE-MONTH PERIODS ENDED JULY 2, 2023 AND JULY 3, 2022
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	July 2, 2023	July 3, 2022

Net sales	$17,123	$15,710
Cost of products sold	12,381	10,557
Gross profit	4,742	5,153
Marketing and administrative expenses	4,046	3,413
Income from operations	696	1,740
Other (expense) income:
Interest expense - net of interest income	(188)	(3)
Gain on insurance proceeds received for damage to equipment	-	34
Gain on sale of property, plant and equipment	-	2
Other - net	(2)	127
Income before income tax expense	506	1,900
Income tax expense	140	466
Net income	$366	$1,434

Weighted average shares outstanding:
Basic	10,154	10,076
Effect of dilutive securities	9	24
Diluted	10,163	10,100

Earnings per share - basic and diluted	$0.04	$0.14

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE-MONTH PERIODS ENDED JULY 2, 2023 AND JULY 3, 2022

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

Balances - April 3, 2022	12,944,918	$129	(2,864,698)	$(15,614)	$55,925	$5,361	$45,801

Issuance of shares	15,000	1	-	-	73	-	74
Stock-based compensation	-	-	-	-	333	-	333
Acquisition of treasury stock	-	-	(25,467)	(162)	-	-	(162)
Net income	-	-	-	-	-	1,434	1,434
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(806)	(806)

Balances - July 3, 2022	12,959,918	$130	(2,890,165)	$(15,776)	$56,331	$5,989	$46,674

Balances - April 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,126	$7,778	$49,214

Stock-based compensation	-	-	-	-	191	-	191
Net income	-	-	-	-	-	366	366
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(812)	(812)

Balances - July 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,317	$7,332	$48,959

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED JULY 2, 2023 AND JULY 3, 2022
(amounts in thousands)

	Three-Month Periods Ended
	July 2, 2023	July 3, 2022
Operating activities:
Net income	$366	$1,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	217	169
Amortization of intangibles	146	120
Amortization of right of use assets	1,037	442
Deferred income taxes	(324)	259
Gain on insurance proceeds received for damage to equipment	-	(34)
Gain on sale of property, plant and equipment	-	(2)
Reserve for unrecognized tax liabilities	14	34
Stock-based compensation	191	333
Changes in assets and liabilities:
Accounts receivable	7,016	5,582
Inventories	(3,513)	(5,697)
Prepaid expenses	201	(197)
Lease liabilities	(424)	(480)
Accounts payable	1,632	3,079
Accrued liabilities	(210)	(1,544)
Net cash provided by operating activities	6,349	3,498
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(355)	(95)
Insurance proceeds received for damage to equpment	-	34
Proceeds from sale of property, plant and equipment	-	2
Net cash used in investing activities	(355)	(59)
Financing activities:
Repayments under revolving line of credit	(20,427)	-
Borrowings under revolving line of credit	14,262	-
Purchase of treasury stock from related parties	-	(162)
Issuance of common stock	-	74
Dividends paid	(806)	(808)
Net cash used in financing activities	(6,971)	(896)
Net (decrease) increase in cash and cash equivalents	(977)	2,543
Cash and cash equivalents at beginning of period	1,742	1,598
Cash and cash equivalents at end of period	$765	$4,141

Supplemental cash flow information:
Income taxes paid	$357	$-
Interest paid	268	1

Noncash activities:
Property, plant and equipment purchased but unpaid	(8)	(16)
Dividends declared but unpaid	(821)	(824)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JULY 2, 2023 AND JULY 3, 2022

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

In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of July 2, 2023 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three months ended July 2, 2023 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 31, 2024. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2023.

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2024” or “2024” represent the 52-week period ending March 31, 2024 and references herein to “fiscal year 2023” or “2023” represent the 52-week period ending April 2, 2023.

Recently-Issued Accounting Standards: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the objective of which is to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. Because this methodology restricted the recognition of credit losses that are expected, but did not yet meet the “probable” threshold, ASU No. 2016-13 was issued to require the consideration of a broader range of reasonable and supportable information when determining estimates of credit losses. The ASU is to be applied using a modified retrospective approach, and the ASU could have been early-adopted in the fiscal year that began after December 15, 2018. When issued, ASU No. 2016-13 was required to be adopted no later than the fiscal year beginning after December 15, 2019, but on November 15, 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which provided for the deferral of the effective date of ASU No. 2016-13 for a registrant that is a smaller reporting company to the first interim period of the fiscal year beginning after December 15, 2022. Accordingly, the Company adopted ASU No. 2016-13 effective as of April 3, 2023. Because the Company assigns the majority of its trade accounts receivable under factoring agreements with The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group Inc., the adoption of the ASU has not had a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASUs issued which had become effective as of July 2, 2023, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Advertising Costs

The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $192,000 and $124,000 for the three-month periods ended July 2, 2023 and July 3, 2022, respectively.

Note 3 – Segment and Related Information

The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, blankets, accessories, bibs, toys and disposable products. Net sales of bedding, blankets and accessories and net sales of bibs, toys and disposable products for the three months ended July 2, 2023 and July 3, 2022 are as follows (in thousands):

	Three-Month Periods Ended
	July 2, 2023	July 3, 2022
Bedding, blankets and accessories	$5,573	$7,498
Bibs, bath, developmental toy, feeding, baby care and disposable products	11,550	8,212
Total net sales	$17,123	$15,710

Note 4 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $977,000 and $1.1 million for the three-month periods ended July 2, 2023 and July 3, 2022, respectively.

Note 5 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to examination or other adjustment as of July 2, 2023 were the fiscal years ended April 2, 2023, April 3, 2022, March 28, 2021, March 29, 2020 and March 31, 2019.

In August 2020, the Company was notified by the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s California income tax returns for the fiscal years ended April 2, 2017, April 1, 2018 and March 31, 2019. On May 30, 2023, the Company and the FTB entered into an agreement to settle (the “Settlement Agreement”) the FTB’s proposed assessment of additional income tax in respect of these consolidated income tax returns under examination for the amount of $442,000, which included interest expense of $86,000, payment of which was made by the Company to the FTB on May 31, 2023. Because the examination was ongoing as of April 2, 2023, and because the Settlement Agreement was entered into prior to the issuance of the consolidated financial statements as of and for the fiscal year ended April 2, 2023, the Company recorded the effect of the Settlement Agreement in the consolidated balance sheet as of April 2, 2023 and the consolidated statement of income for the fiscal year ended April 2, 2023.

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

Note 6 – Inventories

Major classes of inventory were as follows (in thousands):

	July 2, 2023	April 2, 2023
Raw Materials	$1	$1
Finished Goods	37,722	34,210
Total inventory	$37,723	$34,211

Note 7 – Acquisition

On March 17, 2023 (the “Closing Date”), the Company acquired Manhattan Group, LLC (“Manhattan”) and Manhattan Toy Europe Limited (“MTE”), Manhattan’s wholly-owned subsidiary (the “Manhattan Acquisition”), for a purchase price of $17.0 million, subject to adjustments for cash at the Closing Date and to the extent that actual net working capital as of the Closing Date differs from target net working capital of $13.75 million. The Manhattan Acquisition was funded with cash available on the Closing Date and borrowings under the Company’s revolving line of credit with CIT.

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

The acquisition cost paid on the Closing Date amounted to $17.4 million, which included an estimate for cash as of the Closing Date and an estimate for the net working capital acquired. The following table represents the Company’s preliminary allocation of this acquisition cost (in thousands) to the identifiable assets acquired and the liabilities assumed based on their respective estimated fair values as of the Closing Date. The excess of the acquisition cost over the estimated fair value of the identifiable net assets acquired is reflected as goodwill.

Tangible assets:
Cash and cash equivalents	$1,270
Accounts receivable	3,112
Inventories	12,965
Prepaid expenses	350
Other assets	91
Operating lease right of use assets	1,009
Property, plant and equipment	194
Total tangible assets	18,991
Amortizable intangible assets:
Tradename	300
Licensing relationships	200
Customer relationships	800
Total amortizable intangible assets	1,300
Goodwill	794
Total acquired assets	21,085

Liabilities assumed:
Accounts payable	1,991
Accrued wages and benefits	370
Operating lease liabilities, current	226
Other accrued liabilities	308
Operating lease liabilities, noncurrent	783
Total liabilities assumed	3,678
Net acquisition cost	$17,407

The Company expects to complete the acquisition cost allocation during the 12-month period following the Closing Date, during which time the values of the assets acquired and liabilities assumed, including the goodwill, may need to be revised as appropriate. Based upon the preliminary allocation of the acquisition cost, the Company recognized $787,000 of goodwill as of the Closing Date, the entirety of which was assigned to the reporting unit of the Company that produces and markets infant and toddler bibs, developmental toys, feeding, bath care and disposable products, and the entirety of which is expected to be deductible for income tax purposes. During the three-month period ended July 2, 2023, the Company increased the amount of goodwill recognized to $794,000 for the resolution of pre-acquisition accounts payable.

The Manhattan Acquisition resulted in net sales of $3.7 million of developmental toy, feeding and baby care products during the three-month period ended July 2, 2023. Manhattan recorded amortization expense associated with the acquired amortizable intangible assets of $25,000 during the three-month period ended July 2, 2023, which is included in marketing and administrative expenses in the accompanying unaudited consolidated statements of income. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the customer and licensing relationships and 11 years on a weighted-average basis for the grouping taken together.

The Company has determined, on a pro forma basis, that the combined net sales and the combined net income of the Company and Manhattan, giving effect to the Manhattan Acquisition as if it had been completed on April 4, 2022, would have been $22.7 million and $732,000, respectively, for the three-month period ended July 3, 2022. The combined net income includes adjustments related to the amortization of the amortizable intangible assets acquired and estimates of the interest expense and income tax expense or benefit that would have been incurred, but otherwise do not reflect the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any revenue, tax or other synergies that may result from the Manhattan Acquisition.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $67,000 and $68,000 for the three-month periods ended July 2, 2023 and July 3, 2022, respectively.

Credit Facility:   The Company’s credit facility as of July 2, 2023 consisted of a revolving line of credit under a financing agreement with CIT of up to $35.0 million, which includes a $1.5 million sub-limit for letters of credit. The financing agreement matures on July 11, 2028, bears interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. At July 2, 2023, the Company had elected to pay interest on balances owed under the revolving line of credit under the SOFR option, which was 6.7%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

As of July 2, 2023 and April 2, 2023, the balances owed on the revolving line of credit were $6.5 million and $12.7 million, respectively, there was no letter of credit outstanding and $20.7 million and $20.0 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of July 2, 2023.

Credit Concentration: The Company’s accounts receivable as of July 2, 2023 amounted to $15.8 million, net of allowances of $2.1 million. Of this amount, $11.5 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable as of April 2, 2023 amounted to $22.8 million, net of allowances of $1.5 million. Of this amount, $20.7 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

Note 9 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, toys and disposable products. The Company’s reporting units have recognized goodwill as of July 2, 2023 and April 2, 2023 of $30.8 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.9 million.

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

On April 3, 2023, the Company performed a qualitative assessment to determine if it is more likely than not that the fair values of the Company’s reporting units are less than their carrying values by evaluating relevant events and circumstances, including financial performance, market conditions and share price. Based on this assessment, the Company concluded that the goodwill for each of the Company’s reporting units was not considered at risk of impairment.

Note 10 – Other Intangible Assets

Other intangible assets as of July 2, 2023 and April 2, 2023 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of July 2, 2023 and April 2, 2023 and the amortization expense for the three months ended July 2, 2023 and July 3, 2022, the entirety of which has been included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended
	July 2,	April 2,	July 2,	April 2,	July 2,	July 3,
	2023	2023	2023	2023	2023	2022
Tradename and trademarks	$2,867	$2,867	$2,060	$2,025	$35	$35
Non-compete covenants	98	98	98	98	-	-
Patents	1,601	1,601	1,068	1,055	13	13
Customer relationships	8,174	8,174	6,367	6,289	78	72
Licensing relationships	200	200	20	-	20	-
Total other intangible assets	$12,940	$12,940	$9,613	$9,467	$146	$120

Note 11 – Leases

The Company made cash payments related to its recognized operating leases of $424,000 and $480,000 during the three months ended July 2, 2023 and July 3, 2022, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. The Company recognized noncash reductions to its operating right of use assets resulting from reductions to its lease liabilities in the amount of $254,000 and $23,000 during the three-month periods ended July 2, 2023 and July 3, 2022, respectively. As of July 2, 2023 and April 2, 2023, the Company’s operating leases had weighted-average remaining lease terms of 4.8 years and 5.0 years, respectively, and weighted-average discount rates of 5.9%.

During the three-month periods ended July 2, 2023 and July 3, 2022, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Periods Ended
	July 2, 2023	July 3, 2022
Cost of products sold	$940	$401
Marketing and administrative expenses	97	41
Total operating lease costs	$1,037	$442

The maturities of the Company’s operating lease liabilities as of July 2, 2023 are as follows (in thousands):

Fiscal Year
2024	$2,973
2025	4,027
2026	4,108
2027	4,086
2028	3,952
2029	663
Total undiscounted operating lease payments	19,809
Less imputed interest	2,663
Operating lease liabilities - net	$17,146

Note 12 – Stock-based Compensation

The Company has three incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”), the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) and the 2021 Incentive Plan (the “2021 Plan”), although grants may no longer be issued under either the 2006 Plan or the 2014 Plan. As of July 2, 2023, 645,000 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares. The Company recorded stock-based compensation expense of $191,000 and $333,000 during the three months ended July 2, 2023 and July 3, 2022, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of July 2, 2023.

Stock Options: The following table represents stock option activity for the three-month periods ended July 2, 2023 and July 3, 2022:

	Three-Month Periods Ended
	July 2, 2023		July 3, 2022
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.32	735,500	$7.39	635,500
Granted	5.26	120,000	6.54	120,000
Exercised	-	-	4.92	(15,000)
Expired	6.14	(10,000)	-	-
Outstanding at End of Period	7.04	845,500	7.31	740,500
Exercisable at End of Period	7.41	665,500	7.40	504,000

As of July 2, 2023, the intrinsic value of the outstanding and exercisable stock options was $16,000. There were no options exercised during the three months ended July 2, 2023. The intrinsic value of the stock options exercised during the three months ended July 3, 2022 was $20,000. The Company did not receive any cash from the exercise of stock options during the three-month period ended July 3, 2022. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $8,000 during the three-month period ended July 3, 2022.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the three-month periods ended July 2, 2023 and July 3, 2022, which options vest over a two-year period, assuming continued service.

	Three-Month Periods Ended
	July 2, 2023	July 3, 2022
Number of options issued	120,000	120,000
Grant date	June 21, 2023	June 7, 2022
Dividend yield	6.08%	4.89%
Expected volatility	25.00%	30.00%
Risk free interest rate	4.29%	2.95%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$5.26	$6.54
Fair value per option	$0.46	$0.90

During the three-month periods ended July 2, 2023 and July 3, 2022, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended July 2, 2023			Three-Month Period Ended July 3, 2022
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2021	$-	$-	$-	$3	$11	$14
2022	10	21	31	12	30	42
2023	7	9	16	2	2	4
2024	-	1	1	-	-	-

Total stock option compensation	$17	$31	$48	$17	$43	$60

As of July 2, 2023, total unrecognized stock option compensation expense amounted to $105,000, which will be recognized as the underlying stock options vest over a weighted-average period of 15.5 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

During the three-month periods ended July 2, 2023 and July 3, 2022, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Periods Ended
Stock Granted in Fiscal Year	July 2, 2023	July 3, 2022
2021	$-	$48
2022	55	225
2023	88	-

Total stock grant compensation	$143	$273

As of July 2, 2023, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $419,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 9.0 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 13 – Subsequent Events

The Company has evaluated all other events which have occurred between July 2, 2023 and the date that the accompanying unaudited condensed consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

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

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through its four wholly-owned subsidiaries, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Manhattan and MTE in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, disposables, toys and feeding products.

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

The Company’s products are warehoused and distributed domestically from leased facilities located in Compton, California and Eden Valley, Minnesota and internationally from third-party logistics warehouses in the Netherlands, Belgium and the United Kingdom.

A summary of certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources is set forth below, which should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included in the preceding sections of this Quarterly Report.

RESULTS OF OPERATIONS

The following table contains the results of operations for the three-month periods ended July 2, 2023 and July 3, 2022 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	July 2, 2023	July 3, 2022	$	%
Net sales by category:
Bedding, blankets and accessories	$5,573	$7,498	$(1,925)	-25.7%
Bibs, bath, developmental toy, feeding, baby care and disposable products	11,550	8,212	3,338	40.6%
Total net sales	17,123	15,710	1,413	9.0%
Cost of products sold	12,381	10,557	1,824	17.3%
Gross profit	4,742	5,153	(411)	-8.0%
% of net sales	27.7%	32.8%
Marketing and administrative expenses	4,046	3,413	633	18.5%
% of net sales	23.6%	21.7%
Interest expense - net of interest income	188	3	185	6166.7%
Other (income) expense - net	(2)	163	(165)	-101.2%
Income tax expense	140	466	(326)	-70.0%
Net income	366	1,434	(1,068)	-74.5%
% of net sales	2.1%	9.1%

Net Sales: Sales increased to $17.1 million for the three-month period ended July 2, 2023, compared with $15.7 million for the three-month period ended July 3, 2022, an increase of $1.4 million, or 9.0%. Sales of bedding, blankets and accessories decreased by $1.9 million, and sales of bibs, toys and disposable products increased by $3.3 million. Sales increased due to the Manhattan Acquisition, which generated net sales of $3.7 million of developmental toy, feeding and baby care products during the three-month period ended July 2, 2023. These increases were offset by declining sales due to the continued impact of retailers that have been managing inventory levels, consumers that have lowered their spending due to inflationary pressures and continued overall softness in the infant and toddler bedding and blankets market. Also, sales declined in the current year due to the recent bankruptcy of a retail customer, who contributed approximately $1.4 million in sales in the prior-year period.

Gross Profit: Gross profit decreased by $411,000 and decreased from 32.8% of net sales for the three-month period ended July 3, 2022 to 27.7% of net sales for the three-month period ended July 2, 2023. Contributing to the decrease in gross profit was an increase in operating lease costs of $681,000 in the current year period, including $156,000 in operating lease costs of Manhattan.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $633,000, and increased from 21.7% of net sales for the three months ended July 3, 2022 to 23.6% of net sales for the three months ended July 2, 2023. Increases in the current-year period included $1.1 million for charges incurred by Manhattan and MTE, which were offset by $559,000 in lower overall compensation costs in the current year period.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 21.5% for the three-month period ended July 2, 2023, as compared with an estimated annual ETR from continuing operations of 23.5% for the three-month period ended July 3, 2022.

As a result of the consideration of the relevant information regarding the state portion of its income tax provision, the Company recorded discrete reserves for unrecognized tax liabilities of $5,000 and $19,000 during the three-month periods ended July 2, 2023 and July 3, 2022, respectively, in the accompanying unaudited condensed consolidated statements of income. The Company also recorded discrete income tax charges of $27,000 and $1,000 during the three-month periods ended July 2, 2023 and July 3, 2022, respectively, to reflect the net effects of the excess tax benefits and tax shortfalls arising from the exercise and expiration of stock options and the vesting of non-vested stock.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 27.7% and 24.5% for the three-month periods ended July 2, 2023 and July 3, 2022, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the remainder of fiscal year 2024, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income, and the actual ETR for the year could differ materially from the Company’s estimates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $3.5 million for the three-month period ended July 3, 2022 to $6.3 million for the three-month period ended July 2, 2023. The increase in the current year was the result of an increase in inventory in the current year that was $2.2 million lower than the increase in the prior year, a decrease in accounts receivable in the current year that was $1.4 million higher than the decrease in the prior year and a decrease in accrued liabilities in the current year that was $1.3 million lower than the increase in the prior year. These increases were offset by an increase in accounts payable in the current year that was $1.4 million lower than the increase in the prior year, a $1.1 million decrease in net income from the prior year to the current year.

Net cash used in investing activities, which were primarily associated with capital expenditures for property, plant and equipment, increased from $59,000 in the prior year to $355,000 in the current year.

Net cash used in financing activities, which were primarily associated with net repayments under the revolving line of credit, increased by $6.1 million from the prior year to the current year.

As of July 2, 2023, the balance owed on the revolving line of credit was $6.5 million, there was no letter of credit outstanding and $20.7 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $67,000 and $68,000 for the three-month periods ended July 2, 2023 and July 3, 2022, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks that could affect the Company, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the year ended April 2, 2023.

INTEREST RATE RISK

As of July 2, 2023, the Company had $6.5 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $49,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

During the three-month period ended July 2, 2023, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the year ended April 2, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this Quarterly Report as follows:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Bylaws of the Company, as amended and restated through November 15, 2016 (3)

10.1*	Amended and Restated Employment Agreement dated June 13, 2023 by and between the Company and Olivia W. Elliott (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer (5)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer (5)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer (5)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer (5)

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with registrant’s Form 10-Q for the quarterly period ended July 2, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i)         Unaudited Condensed Consolidated Balance Sheets;

(ii)        Unaudited Condensed Consolidated Statements of Income;

(iii)       Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity;

(iv)       Unaudited Condensed Consolidated Statements of Cash Flows; and

(v)        Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File pursuant to Rule 406 of SEC Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

* Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 9, 2011.
(3)	Incorporated herein by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K dated November 16, 2016.
(4)	Incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated June 15, 2023.
(5)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: August 16, 2023	/s/ Craig J. Demarest
CRAIG J. DEMAREST
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)