Form 10-Q
period 2023-10-01
CROWN CRAFTS INC
filed 2023-11-15
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 30, 2023 was 10,240,719.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 2023 (UNAUDITED) AND APRIL 2, 2023
(amounts in thousands, except share and per share amounts)

	October 1, 2023	April 2, 2023

ASSETS
Current assets:
Cash and cash equivalents	$1,851	$1,742
Accounts receivable (net of allowances of $2,410 at October 1, 2023 and $1,474 at April 2, 2023):
Due from factor	17,091	20,740
Other	3,215	2,068
Inventories	35,257	34,211
Prepaid expenses	1,458	1,614
Total current assets	58,872	60,375

Operating lease right of use assets	15,733	17,305

Property, plant and equipment - at cost:
Vehicles	182	182
Leasehold improvements	480	473
Machinery and equipment	4,802	4,333
Furniture and fixtures	476	408
Property, plant and equipment - gross	5,940	5,396
Less accumulated depreciation	4,109	3,677
Property, plant and equipment - net	1,831	1,719

Finite-lived intangible assets - at cost:
Customer relationships	8,174	8,174
Other finite-lived intangible assets	4,766	4,766
Finite-lived intangible assets - gross	12,940	12,940
Less accumulated amortization	9,766	9,467
Finite-lived intangible assets - net	3,174	3,473

Goodwill	7,875	7,912
Other	197	188
Total Assets	$87,682	$90,972

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,490	$7,548
Accrued wages and benefits	1,062	1,087
Accrued royalties	642	614
Dividends payable	822	815
Operating lease liabilities, current	3,096	2,427
Other accrued liabilities	643	566
Total current liabilities	13,755	13,057

Non-current liabilities:
Long-term debt	9,808	12,674
Deferred income taxes	297	815
Operating lease liabilities, noncurrent	13,306	14,889
Reserve for unrecognized tax liabilities	363	323
Total non-current liabilities	23,774	28,701

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at October 1, 2023 and April 2, 2023; Issued 13,138,226 shares at October 1, 2023 and 13,051,814 shares at April 2, 2023	131	131
Additional paid-in capital	57,509	57,126
Treasury stock - at cost - 2,897,507 shares at October 1, 2023 and April 2, 2023	(15,821)	(15,821)
Retained Earnings	8,334	7,778
Total shareholders' equity	50,153	49,214
Total Liabilities and Shareholders' Equity	$87,682	$90,972

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE- AND SIX-MONTH PERIODS ENDED OCTOBER 1, 2023 AND OCTOBER 2, 2022
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

Net sales	$24,129	$18,726	$41,252	$34,436
Cost of products sold	17,533	13,280	29,914	23,837
Gross profit	6,596	5,446	11,338	10,599
Marketing and administrative expenses	4,036	2,736	8,082	6,149
Income from operations	2,560	2,710	3,256	4,450
Other (expense) income:
Interest expense - net of interest income	(164)	4	(352)	1
Gain on insurance proceeds received for damage to equipment	-	-	-	34
Gain on sale of property, plant and equipment	-	-	-	2
Other - net	(24)	(3)	(26)	124
Income before income tax expense	2,372	2,711	2,878	4,611
Income tax expense	550	671	690	1,137
Net income	$1,822	$2,040	$2,188	$3,474

Weighted average shares outstanding:
Basic	10,199	10,094	10,177	10,085
Effect of dilutive securities	2	22	5	22
Diluted	10,201	10,116	10,182	10,107

Earnings per share - basic and diluted	$0.18	$0.20	$0.21	$0.34

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE- AND SIX-MONTH PERIODS ENDED OCTOBER 1, 2023 AND OCTOBER 2, 2022

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - July 3, 2022	12,959,918	$130	(2,890,165)	$(15,776)	$56,331	$5,989	$46,674

Issuance of shares	51,896	-	-	-	24	-	24
Stock-based compensation	-	-	-	-	258	-	258
Acquisition of treasury stock	-	-	(4,077)	(27)	-	-	(27)
Net income	-	-	-	-	-	2,040	2,040
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(809)	(809)

Balances - October 2, 2022	13,011,814	$130	(2,894,242)	$(15,803)	$56,613	$7,220	$48,160

Balances - July 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,317	$7,332	$48,959

Issuance of shares	86,412	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	192	-	192
Net income	-	-	-	-	-	1,822	1,822
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(820)	(820)

Balances - October 1, 2023	13,138,226	$131	(2,897,507)	$(15,821)	$57,509	$8,334	$50,153

	Six-Month Periods
Balances - April 3, 2022	12,944,918	$129	(2,864,698)	$(15,614)	$55,925	$5,361	$45,801

Issuance of shares	66,896	1	-	-	97	-	98
Stock-based compensation	-	-	-	-	591	-	591
Acquisition of treasury stock	-	-	(29,544)	(189)	-	-	(189)
Net income	-	-	-	-	-	3,474	3,474
Dividend declared on common stock - $0.16 per share	-	-	-	-	-	(1,615)	(1,615)

Balances - October 2, 2022	13,011,814	$130	(2,894,242)	$(15,803)	$56,613	$7,220	$48,160

Balances - April 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,126	$7,778	$49,214

Issuance of shares	86,412	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	383	-	383
Net income	-	-	-	-	-	2,188	2,188
Dividends declared on common stock - $0.16 per share	-	-	-	-	-	(1,632)	(1,632)

Balances - October 1, 2023	13,138,226	$131	(2,897,507)	$(15,821)	$57,509	$8,334	$50,153

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED OCTOBER 1, 2023 AND OCTOBER 2, 2022
(amounts in thousands)

	Six-Month Periods Ended
	October 1, 2023	October 2, 2022
Operating activities:
Net income	$2,188	$3,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	432	335
Amortization of intangibles	299	241
Amortization of right of use assets	2,074	884
Deferred income taxes	(518)	247
Gain on insurance proceeds received for damage to equipment	-	(34)
Gain on sale of property, plant and equipment	-	(2)
Reserve for unrecognized tax liabilities	40	74
Stock-based compensation	383	591
Changes in assets and liabilities:
Accounts receivable	2,502	5,643
Inventories	(1,434)	(7,082)
Prepaid expenses	156	(112)
Other assets	(9)	-
Lease liabilities	(1,417)	(969)
Accounts payable	(126)	370
Accrued liabilities	80	(1,002)
Net cash provided by operating activities	4,650	2,658
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(539)	(227)
Insurance proceeds received for damage to equpment	-	34
Proceeds from sale of property, plant and equipment	-	2
Aggregate adjustment from the Manhattan and MTE acquisition	488	-
Net cash used in investing activities	(51)	(191)
Financing activities:
Repayments under revolving line of credit	(35,947)	-
Borrowings under revolving line of credit	33,081	-
Purchase of treasury stock from related parties	-	(189)
Issuance of common stock	-	98
Dividends paid	(1,624)	(1,632)
Net cash used in financing activities	(4,490)	(1,723)
Net increase in cash and cash equivalents	109	744
Cash and cash equivalents at beginning of period	1,742	1,598
Cash and cash equivalents at end of period	$1,851	$2,342

Supplemental cash flow information:
Income taxes paid	$875	$23
Interest paid	448	5

Noncash activities:
Property, plant and equipment purchased but unpaid	(5)	(25)
Dividends declared but unpaid	(822)	(809)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED OCTOBER 1, 2023 AND OCTOBER 2, 2022

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of October 1, 2023 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three- and six-month periods ended October 1, 2023 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 31, 2024. For further information, refer to the Company’s consolidated financial statements and notes thereto for the fiscal year ended April 2, 2023, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2024” or “2024” represent the 52-week period ending March 31, 2024 and references herein to “fiscal year 2023” or “2023” represent the 52-week period ended April 2, 2023.

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, the objective of which is to clarify or improve disclosure and presentation requirements and to align the requirements in the FASB ASC with the SEC’s regulations. In August 2018, the SEC issued Release No. 33-10532, in which the SEC referred certain of its disclosure requirements that overlap with GAAP to the FASB for potential incorporation into the FASB ASC. The amendments in ASU No. 2023-06 are the result of the FASB’s decision to incorporate into the FASB ASC 14 of the 27 disclosures referred by the SEC. The FASB noted that the disclosure requirements in the SEC’s guidance and the FASB ASC should not be duplicated in both places. Accordingly, although the ASU was required to be adopted upon issuance, each amendment to the FASB ASC included in the ASU will not become effective until the effective date upon which the related SEC disclosure is no longer required. The amendments in this ASU are to be applied prospectively, and early application of the amendments is prohibited. The Company does not anticipate that the adoption of ASU No. 2023-06 will have a significant impact on the Company’s financial position, results of operations and related disclosures.

The Company has determined that all other ASUs issued which had become effective as of October 1, 2023, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Advertising Costs

The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $172,000 and $123,000 for the three-month periods ended October 1, 2023 and October 2, 2022, respectively, and amounted to $364,000 and $247,000 for the six-month periods ended October 1, 2023 and October 2, 2022, respectively.

Note 3 – Segment and Related Information

The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, blankets, accessories, bibs, toys and disposable products. Net sales of bedding, blankets and accessories and net sales of bibs, toys and disposable products for the three- and six-month periods ended October 1, 2023 and October 2, 2022 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Bedding, blankets and accessories	$9,776	$9,503	$15,349	$17,001
Bibs, toys and disposable products	14,353	9,223	25,903	17,435
Total net sales	$24,129	$18,726	$41,252	$34,436

Note 4 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.5 million and $1.2 million for the three months ended October 1, 2023 and October 2, 2022, respectively, and amounted to $2.5 million and $2.3 million for the six months ended October 1, 2023 and October 2, 2022, respectively.

Note 5 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to examination or other adjustment as of October 1, 2023 were the fiscal years ended April 2, 2023, April 3, 2022, March 28, 2021, March 29, 2020 and March 31, 2019.

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

Note 6 – Inventories

As of October 1, 2023 and April 2, 2023, the Company’s balances of inventory were $35.3 million and $34.2 million, respectively, nearly all of which were finished goods.

Note 7 – Acquisition

On March 17, 2023 (the “Closing Date”), the Company acquired Manhattan Group, LLC (“Manhattan”) and Manhattan Toy Europe Limited (“MTE”), Manhattan’s wholly-owned subsidiary, from H Enterprises International, LLC (“HEI”) (the “Manhattan Acquisition”), for a purchase price of $17.0 million, subject to adjustments for cash at the Closing Date and to the extent that actual net working capital as of the Closing Date differs from target net working capital of $13.75 million (the “Aggregate Adjustment”). The Manhattan Acquisition was funded with cash available on the Closing Date and borrowings under the Company’s revolving line of credit with CIT. On September 29, 2023, the Company and HEI agreed to a settlement of the Aggregate Adjustment, pursuant to which HEI paid $509,000 to the Company, which included interest income of $21,000.

The Manhattan Acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations. The Company is currently determining the allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which has been preliminarily determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired were determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. Certain data necessary to complete the acquisition cost allocation is not yet available, including the final appraisals and valuations of the assets acquired and liabilities assumed.

The acquisition cost paid on the Closing Date amounted to $17.4 million, which included an estimate for cash as of the Closing Date and an estimate for the net working capital acquired. The settlement of the Aggregate Adjustment decreased the acquisition cost to $16.9 million. The following table represents the Company’s preliminary allocation of this acquisition cost (in thousands) to the identifiable assets acquired and the liabilities assumed based on their respective estimated fair values as of the Closing Date. The excess of the acquisition cost over the estimated fair value of the identifiable net assets acquired is reflected as goodwill.

Tangible assets:
Cash and cash equivalents	$1,270
Accounts receivable	3,112
Inventories	12,578
Prepaid expenses	350
Other assets	91
Operating lease right of use assets	1,009
Property, plant and equipment	194
Total tangible assets	18,604
Amortizable intangible assets:
Tradename	300
Licensing relationships	200
Customer relationships	800
Total amortizable intangible assets	1,300
Goodwill	750
Total acquired assets	20,654

Liabilities assumed:
Accounts payable	2,048
Accrued wages and benefits	370
Operating lease liabilities, current	226
Other accrued liabilities	308
Operating lease liabilities, noncurrent	783
Total liabilities assumed	3,735
Net acquisition cost	$16,919

The Company expects to complete the acquisition cost allocation during the 12-month period following the Closing Date, during which time the values of the assets acquired and liabilities assumed, including the goodwill, may need to be revised as appropriate. Based upon the preliminary allocation of the acquisition cost, the Company recognized $787,000 of goodwill as of the Closing Date, the entirety of which was assigned to the reporting unit of the Company that produces and markets infant and toddler bibs, developmental toys, feeding, bath care and disposable products, and the entirety of which is expected to be deductible for income tax purposes. The following table represents the adjustments made to the amount of goodwill during the six-month period ended October 1, 2023.

Amount of goodwill recognized based upon the preliminary allocation of the acquisition cost	$787,000
Adjustments made during the six-month period ended October 1, 2023:
Settlement of the Aggregate Adjustment	(488,000)
Revaluation of inventory as of the Closing Date	387,000
Resolution of pre-acquisition accounts payable	64,000
Net adjustments made during the six-month period ended October 1, 2023	(37,000)

Amount of goodwill recognized as of October 1, 2023	$750,000

The Manhattan Acquisition resulted in net sales of $4.8 million and $8.5 million of developmental toy, feeding and baby care products for the three- and six-month periods ended October 1, 2023, respectively. Manhattan recorded amortization expense associated with the acquired amortizable intangible assets of $33,000 and $58,000 during the three and six months ended October 1, 2023, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the customer and licensing relationships and 11 years on a weighted-average basis for the grouping taken together.

The Company has determined, on a pro forma basis, that the combined net sales and the combined net income of the Company and Manhattan, giving effect to the Manhattan Acquisition as if it had been completed on April 4, 2022, would have been $25.8 million and $1.3 million, respectively, for the three-month period ended October 2, 2022, and would have been $48.5 million and $2.1 million, respectively, for the six-month period ended October 2, 2022. The combined net income includes adjustments related to the amortization of the amortizable intangible assets acquired and estimates of the interest expense and income tax expense or benefit that would have been incurred, but otherwise do not reflect the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any revenue, tax or other synergies that may result from the Manhattan Acquisition.

Note 8 – Financing Arrangements

Factoring Agreements:  To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements. CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $92,000 and $79,000 for the three months ended October 1, 2023 and October 2, 2022, respectively, and amounted to $159,000 and $147,000 for the six months ended October 1, 2023 and October 2, 2022, respectively.

Credit Facility:  The Company’s credit facility as of October 1, 2023 consisted of a revolving line of credit under a financing agreement with CIT of up to $35.0 million, which includes a $1.5 million sub-limit for letters of credit. The financing agreement matures on July 11, 2028, bears interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. At October 1, 2023, the Company had elected to pay interest on balances owed under the revolving line of credit under the SOFR option, which was 6.9%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

As of October 1, 2023 and April 2, 2023, the balances on the revolving line of credit were $9.8 million and $12.7 million, respectively, there was no letter of credit outstanding and $20.2 million and $20.0 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of October 1, 2023.

Credit Concentration:  The Company’s accounts receivable as of October 1, 2023 amounted to $20.3 million, net of allowances of $2.4 million. Of this amount, $17.1 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable as of April 2, 2023 amounted to $22.8 million, net of allowances of $1.5 million. Of this amount, $20.7 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

Note 9 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, toys and disposable products. The Company’s reporting units have recognized goodwill as of October 1, 2023 and April 2, 2023 of $30.8 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.9 million.

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

Note 10 – Other Intangible Assets

Other intangible assets as of October 1, 2023 and April 2, 2023 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of October 1, 2023 and April 2, 2023 and the amortization expense for the three and six months ended October 1, 2023 and October 2, 2022, the entirety of which has been included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Six-Month Periods Ended
	October 1,	April 2,	October 1,	April 2,	October 1,	October 2,	October 1,	October 2,
	2023	2023	2023	2023	2023	2022	2023	2022
Tradename and trademarks	$2,867	$2,867	$2,103	$2,025	$43	$35	$78	$70
Non-compete covenants	98	98	98	98	-	-	-	-
Patents	1,601	1,601	1,081	1,055	13	13	26	26
Customer relationships	8,174	8,174	6,474	6,289	92	73	185	145
Licensing relationships	200	200	10	-	5	-	10	-
Total other intangible assets	$12,940	$12,940	$9,766	$9,467	$153	$121	$299	$241

Note 11 – Leases

The Company made cash payments related to its recognized operating leases of $993,000 and $488,000 during the three months ended October 1, 2023 and October 2, 2022, respectively, and $1.4 million and $969,000 for the six months ended October 1, 2023 and October 2, 2022, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. The Company recognized noncash reductions to its operating right of use assets resulting from reductions to its lease liabilities in the amount of $249,000 and $20,000 during the three-month periods ended October 1, 2023 and October 2, 2022, respectively, and $503,000 and $43,000 during the six-month periods ended October 1, 2023 and October 2, 2022, respectively. As of October 1, 2023 and April 2, 2023, the Company’s operating leases had weighted-average remaining lease terms of 4.5 years and 5.0 years, respectively, and weighted-average discount rates of 5.9%.

During the three- and six-month periods ended October 1, 2023 and October 2, 2022, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of products sold	$940	$401	$1,880	$802
Marketing and administrative expenses	97	41	194	82
Total operating lease costs	$1,037	$442	$2,074	$884

The maturities of the Company’s operating lease liabilities as of October 1, 2023 are as follows (in thousands):

Fiscal Year
2024	$1,980
2025	4,027
2026	4,108
2027	4,086
2028	3,952
2029	663
Total undiscounted operating lease payments	18,816
Less imputed interest	2,414
Operating lease liabilities - net	$16,402

Note 12 – Stock-based Compensation

The Company has three incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”), the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) and the 2021 Incentive Plan (the “2021 Plan”), although grants may no longer be issued under either the 2006 Plan or the 2014 Plan. As of October 1, 2023, 559,000 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares. The Company recorded stock-based compensation expense of $192,000 and $258,000 during the three-month periods ended October 1, 2023 and October 2, 2022, respectively, and $383,000 and $591,000 during the six-month periods ended October 1, 2023 and October 2, 2022, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of October 1, 2023.

Stock Options:  The following table represents stock option activity for the six-month periods ended October 1, 2023 and October 2, 2022:

	Six-Month Periods Ended
	October 1, 2023		October 2, 2022
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.32	735,500	$7.39	635,500
Granted	5.26	120,000	6.54	120,000
Exercised	-	-	4.92	(20,000)
Expired	6.14	(10,000)	-	-
Outstanding at End of Period	7.04	845,500	7.32	735,500
Exercisable at End of Period	7.41	665,500	7.42	499,000

As of October 1, 2023, the outstanding and exercisable stock options had no intrinsic value. There were no stock options exercised during the six-month period ended October 1, 2023. The intrinsic value of the stock options exercised during the three- and six-month periods ended October 2, 2022 was $8,000 and $28,000, respectively. The Company did not receive any cash from the exercise of stock options during the three- and six-month periods ended October 2, 2022. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $2,000 and $10,000 during the three and six months ended October 2, 2022, respectively.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the six-month periods ended October 1, 2023 and October 2, 2022, which stock options vest over a two-year period, assuming continued service.

	Six-Month Periods Ended
	October 1, 2023	October 2, 2022
Number of options issued	120,000	120,000
Grant date	June 21, 2023	June 7, 2022
Dividend yield	6.08%	4.89%
Expected volatility	25.00%	30.00%
Risk free interest rate	4.29%	2.95%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	4.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$5.26	$6.54
Fair value per option	$0.46	$0.90

During the three-month periods ended October 1, 2023 and October 2, 2022, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended October 1, 2023			Three-Month Period Ended October 2, 2022
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2021	$-	$-	$-	$-	$15	$15
2022	-	-	-	10	16	26
2023	5	8	13	4	8	12
2024	3	3	6	-	-	-

Total stock option compensation	$8	$11	$19	$14	$39	$53

During the six-month periods ended October 1, 2023 and October 2, 2022, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Six-Month Period Ended October 1, 2023			Six-Month Period Ended October 2, 2022
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2021	$-	$-	$-	$3	$26	$29
2022	10	21	31	22	46	68
2023	12	17	29	6	10	16
2024	3	4	7	-	-	-

Total stock option compensation	$25	$42	$67	$31	$82	$113

As of October 1, 2023, total unrecognized stock option compensation expense amounted to $86,000, which will be recognized as the underlying stock options vest over a weighted-average period of 12.5 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Directors:  The following shares of non-vested stock were granted to the Company’s directors:

Number of Shares	Fair Value per Share	Grant Date	Vesting Period (Years)
60,412	$4.85	August 15, 2023	One
46,896	6.65	August 16, 2022	One
40,165	7.47	August 11, 2021	One
41,452	5.79	August 12, 2020	Two

The fair value of the non-vested stock granted to the Company’s directors was based on the closing price of the Company’s common stock on the date of each grant.

The non-vested stock granted on August 11, 2021 included 8,033 shares granted to E. Randall Chestnut, formerly the Company’s Chairman, President and Chief Executive Officer. On May 1, 2022, upon the resignation of Mr. Chestnut from the Board of Directors of the Company (the “Board”) and his retirement from all positions that he held within the Company, the vesting of these 8,033 shares was accelerated, with such shares having an aggregate value on such date of $50,000.

The non-vested stock granted on August 16, 2022 included 11,724 shares granted to Sidney Kirschner, a director of the Company since 2001. Upon the death of Mr. Kirschner on February 21, 2023, the vesting of these 11,724 shares was accelerated, with such shares having an aggregate value on such date of $67,000.

In August 2023 and August 2022, 35,172 shares and 52,856 shares, respectively, that had been granted to the Company’s directors vested, having an aggregate value of $168,000 and $331,000, respectively. The remaining shares set forth above will vest over the periods indicated, assuming continued service.

Non-vested Stock Granted to Employees:  The following shares of non-vested stock were granted to certain of the Company’s employees:

Number of Shares	Fair Value per Share	Grant Date	Vesting Date
26,000	$4.77	August 14, 2023	August 14, 2024
40,000	5.85	March 21, 2023	March 21, 2025
25,000	7.98	June 9, 2021	June 9, 2022
10,000	7.60	February 22, 2021	February 22, 2023
20,000	4.92	June 10, 2020	June 10, 2022

These shares vest on the dates indicated, assuming continued service. In June 2022, 45,000 shares that had been granted to certain of the Company’s employees vested, having an aggregate value on their respective vesting dates of $293,000.

Performance Award Shares:  On  March 1, 2022, performance awards were granted to certain of the Company’s executive officers, consisting of 187,500 shares, of which: (a) 75,000 shares shall be earned if the closing price per share of the Company’s common stock equals or exceeds $8.00 on ten trading days within any period of twenty consecutive trading days prior to  March 1, 2027; and (b) 112,500 shares shall be earned if the closing price per share of the Company’s common stock equals or exceeds $9.00 on ten trading days within any period of twenty consecutive trading days prior to  March 1, 2027.  Upon the achievement of each applicable stock hurdle described above: (i) one-third of the shares that are earned shall vest on the date on which the shares are earned; (ii) one-third of the shares that are earned shall vest on the first anniversary of the date on which the shares are earned; and (iii) one-third shall vest on the second anniversary of the date on which the shares are earned. All shares that are non-earned or non-vested will be forfeited upon the termination of service. The Company, with the assistance of an independent third party, determined that the grant date fair value of the awards amounted to $732,000.

During the three- and six-month periods ended October 1, 2023 and October 2, 2022, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
Stock Granted in Fiscal Year	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
2021	$-	$-	$-	$67
2022	55	19	110	359
2023	49	134	137	52
2024	69	52	69	-

Total stock grant compensation	$173	$205	$316	$478

As of October 1, 2023, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $662,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 9.0 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 13 – Subsequent Events

The Company has evaluated all other events which have occurred between October 1, 2023 and the date that the accompanying unaudited condensed consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain of the statements made in this Quarterly Report on Form 10-Q (this “Quarterly Report”) within this Item 2. and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Such statements are based upon management’s current expectations, projections, estimates and assumptions. Words such as “expects,” “believes,” “anticipates,” “estimates,” “predicts,” “forecasts,” “plans,” “projects,” “targets,” “should,” “potential,” “continue,” “aims,” “intends,” “may,” “will,” “could,” “would” and variations of such words and similar expressions may identify such forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including changes in interest rates, in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the Company’s ability to successfully integrate newly acquired businesses, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties. Reference is also made to the Company’s periodic filings with the SEC for additional factors that may impact the Company’s results of operations and financial condition. The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in the Company’s expectations, whether as a result of new information, future events or otherwise.

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through its four wholly-owned subsidiaries, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Manhattan Group, LLC and Manhattan Toy Europe Limited in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, disposables, toys and feeding products.

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

The Company’s products are warehoused and distributed domestically from leased facilities located in Compton, California and Eden Valley, Minnesota and internationally from third-party logistics warehouses in Belgium and England.

A summary of certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources is set forth below, which should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included in the preceding sections of this Quarterly Report.

RESULTS OF OPERATIONS

The following table contains the results of operations for the three- and six-month periods ended October 1, 2023 and October 2, 2022 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	October 1, 2023	October 2, 2022	$	%	October 1, 2023	October 2, 2022	$	%
Net sales by category:
Bedding, blankets and accessories	$9,776	$9,503	$273	2.9%	$15,349	$17,001	$(1,652)	-9.7%
Bibs, toys and disposable products	14,353	9,223	5,130	55.6%	25,903	17,435	8,468	48.6%
Total net sales	24,129	18,726	5,403	28.9%	41,252	34,436	6,816	19.8%
Cost of products sold	17,533	13,280	4,253	32.0%	29,914	23,837	6,077	25.5%
Gross profit	6,596	5,446	1,150	21.1%	11,338	10,599	739	7.0%
% of net sales	27.3%	29.1%			27.5%	30.8%
Marketing and administrative expenses	4,036	2,736	1,300	47.5%	8,082	6,149	1,933	31.4%
% of net sales	16.7%	14.6%			19.6%	17.9%
Interest (expense) income - net	(164)	4	(168)	-4200.0%	(352)	1	(353)	-35300.0%
Other (expense) income - net	(24)	(3)	(21)	700.0%	(26)	160	(186)	-116.3%
Income tax expense	550	671	(121)	-18.0%	690	1,137	(447)	-39.3%
Net income	1,822	2,040	(218)	-10.7%	2,188	3,474	(1,286)	-37.0%
% of net sales	7.6%	10.9%			5.3%	10.1%

Net Sales: Sales increased to $24.1 million for the three months ended October 1, 2023, compared with $18.7 million for the three months ended October 2, 2022, an increase of $5.4 million, or 28.9%. Sales of bedding, blankets and accessories increased by $273,000, and sales of bibs, toys and disposable products increased by $5.1 million. Sales increased due to the Manhattan Acquisition, which generated net sales of $4.8 million of developmental toy, feeding and baby care products during the three-month period ended October 1, 2023.

Sales increased to $41.3 million for the six months ended October 1, 2023, compared with $34.4 million for the six months ended October 2, 2022, an increase of $6.8 million, or 19.8%. Sales of bibs, toys and disposable products increased by $8.5 million due to the Manhattan Acquisition. These increases were offset by lower sales of bedding, blankets and accessories, which decreased by $1.7 million, due to the continued impact of retailers that have been managing inventory levels, consumers that have lowered their spending due to inflationary pressures and continued overall softness in the infant and toddler bedding and blankets market. Also, sales declined in the current year due to the recent bankruptcy of a retail customer.

Gross Profit: Gross profit increased in amount by $1.2 million due to the Manhattan Acquisition, but decreased from 29.1% of net sales for the three-month period ended October 2, 2022 to 27.3% of net sales for the three-month period ended October 1, 2023.

Gross profit increased in amount by $739,000, but decreased from 30.8% of net sales for the six-month period ended October 2, 2022 to 27.5% of net sales for the six-month period ended October 1, 2023. The Manhattan Acquisition contributed $2.3 million to the increase, which was partially offset by an increase in operating lease costs in the current year period, including $311,000 in operating lease costs of Manhattan. These increased operating lease costs also led to the decline in the gross profit percentage.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $1.3 million, and increased from 14.6% of net sales for the three-month period ended October 2, 2022 to 16.7% of net sales for the three-month period ended October 1, 2023. The increases in the current-year period consisted primarily of $896,000 for charges incurred by Manhattan and MTE.

Marketing and administrative expenses increased by $1.9 million, and increased from 17.9% of net sales for the six months ended October 2, 2022 to 19.6% of net sales for the six months ended October 1, 2023. The increases in the current-year period were the result of $2.0 million for charges incurred by Manhattan and MTE.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 21.6% for the six-month period ended October 1, 2023, as compared with an estimated annual ETR from continuing operations of 23.5% for the six-month period ended October 2, 2022.

As a result of the consideration of the relevant information regarding the state portion of its income tax provision, the Company recorded discrete reserves for unrecognized tax liabilities of $20,000 and $27,000 during the three months ended October 1, 2023 and October 2, 2022, respectively, and $25,000 and $46,000 during the six months ended October 1, 2023 and October 2, 2022, respectively, in the unaudited condensed consolidated statements of income. The Company also recorded discrete income tax charges of $16,000 and $5,000 for the three-month periods ended October 1, 2023 and October 2, 2022, respectively, and $43,000 and $6,000 during the six-month periods ended October 1, 2023 and October 2, 2022, respectively, to reflect the net effects of the excess tax benefits and tax shortfalls arising from the exercise and expiration of stock options and the vesting of non-vested stock.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 24.0% and 24.7% for the six-month periods ended October 1, 2023 and October 2, 2022, respectively.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $2.7 million for the six-month period ended October 2, 2022 to $4.7 million for the six-month period ended October 1, 2023. The increase in the current year was partially the result of an increase in inventory in the current year that was $5.6 million lower than the increase in the prior year. This increase was partially offset by a decrease in accounts receivable in the current year that was $3.1 million lower than the decrease in the prior year.

Net cash used in investing activities decreased from $191,000 in the prior year to $51,000 in the current year. In the current year period, the Company received $488,000 from the settlement of the Aggregate Adjustment from the Manhattan Acquisition, which was offset by an increase in the current year of $312,000 in capital expenditures for property, plant and equipment.

Net cash used in financing activities, which were primarily associated with net repayments under the revolving line of credit, increased by $2.8 million from the prior year to the current year.

As of October 1, 2023, the balance on the revolving line of credit was $9.8 million, there was no letter of credit outstanding and $20.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $92,000 and $79,000 for the three-month periods ended October 1, 2023 and October 2, 2022, respectively, and amounted to $159,000 and $147,000 for the six-month periods ended October 1, 2023 and October 2, 2022, respectively.

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

INTEREST RATE RISK

As of October 1, 2023, the Company had $9.8 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $77,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

During the three-month period ended October 1, 2023, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 14, 2023, the Board amended and restated the Company’s Bylaws (as so amended and restated, the “Bylaws”), effective as of such date. The Board approved the Bylaws as part of a periodic review by the Board of the Company’s corporate governance documents.  Among other matters, the amendments included in the Bylaws:

(i)

make certain updates in connection with the SEC’s rules relating to universal proxy cards (the “Universal Proxy Rules”), including: (a) requiring stockholders who intend to engage in a solicitation (as defined in Item 4 of Schedule 14A under the Exchange Act) with respect to a director nomination to represent that they intend to solicit the requisite holders required by the Universal Proxy Rules; (b) requiring stockholders who have delivered to the Company a notice with respect to a director nomination to provide reasonable evidence that they have complied with the Universal Proxy Rules no later than five business days prior to the date of the applicable meeting of the Company’s stockholders; and (c) reserving white proxy cards for the exclusive use of the Board;

(ii)

modify the advance notice provisions that are applicable to director nominations and to other business proposed to be brought before a stockholder meeting by a stockholder, which are set forth in Section 2.13 of the Bylaws, to require that the proposing stockholder’s notice to the Company Secretary include, among other things: (a) information regarding the proposing stockholder’s entry into any derivative or hedging arrangements, instruments or agreements with respect to shares of the Company’s capital stock; (b) an undertaking to deliver a director questionnaire and other information reasonably requested by the Company with respect to any director nominee proposed by the stockholder; and (c) if the proposing stockholder intends to engage in a solicitation, a statement disclosing the name of each participant in such solicitation; and

(iii)

update provisions regarding the manner in which a meeting of stockholders may be adjourned and eliminating the requirement that the list of stockholders entitled to vote at a stockholder meeting be available for review during such meeting, in each case to reflect amendments to the Delaware General Corporation Law.

In addition, Section 2.13 of the Bylaws provides that a stockholder’s notice with respect to nominations of persons for election to the Board and the proposal of other business to be considered by stockholders must be received at the principal executive office of the Corporation not later than the close of business on the 120th calendar day, nor earlier than the close of business on the 150th calendar day, prior to the first anniversary of the date that the Company’s proxy statement was mailed or given to stockholders in connection with the Company’s previous year’s annual meeting of stockholders; provided, however, that if no annual meeting was held in the previous year, if the date of the forthcoming annual meeting has been changed by more than 30 calendar days from the date contemplated at the time of the previous year’s proxy statement or if the forthcoming meeting is not an annual meeting, then such stockholder’s notice must be received not later than the close of business on the 10th day following the earlier of: (i) the day on which notice of the date of the forthcoming meeting was mailed or given to stockholders; and (ii) the day on which public announcement of the date of the forthcoming meeting was made by the Company.

The amendments also include certain other ministerial, clarifying and conforming revisions.

The foregoing summary is qualified in its entirety by reference to the Amended and Restated Bylaws of the Company, effective November 14, 2023, a copy of which is attached hereto as Exhibit 3.3 and is incorporated by reference in this Item 5. A copy of the Amended and Restated Bylaws of the Company, effective November 14, 2023, marked to show the changes to the Bylaws of the Company that were in effect immediately prior to November 14, 2023, is attached hereto as Exhibit 3.4.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this Quarterly Report as follows:

Exhibit Number	Description of Exhibit

2.1	Letter Agreement dated as of July 28, 2023 between the Company and H Enterprises International, LLC (“HEI”). (3)

2.2	Letter Agreement dated as of September 15, 2023 between the Company and HEI. (3)

2.3	Letter Agreement dated September 29, 2023 between the Company and HEI. * (3)

3.1	Amended and Restated Certificate of Incorporation of the Company. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (2)

3.3	Amended and Restated Bylaws of the Company, effective as of November 14, 2023. (3)

3.4	Amended and Restated Bylaws of the Company, effective as of November 14, 2023 (marked to show changes to the Bylaws of the Company that were in effect immediately prior to November 14, 2023). (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (3)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer. (3)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer. (3)

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with registrant’s Form 10-Q for the quarterly period ended October 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

*

Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedules upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

CROWN CRAFTS, INC.

Date: November 15, 2023	/s/ Craig J. Demarest
CRAIG J. DEMAREST Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)