Form 10-Q
period 2023-12-31
CROWN CRAFTS INC
filed 2024-02-14
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File No. 1-7604

Crown Crafts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-0678148
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

916 South Burnside Avenue, Gonzales, LA	70737
(Address of principal executive offices)	(Zip Code)

(225) 647-9100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 30, 2024 was 10,240,719.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 (UNAUDITED) AND APRIL 2, 2023
(amounts in thousands, except share and per share amounts)

	December 31, 2023	April 2, 2023

ASSETS
Current assets:
Cash and cash equivalents	$683	$1,742
Accounts receivable (net of allowances of $2,456 at December 31, 2023 and $1,474 at April 2, 2023):
Due from factor	17,636	20,740
Other	4,408	2,068
Inventories	34,935	34,211
Prepaid expenses	2,744	1,614
Total current assets	60,406	60,375

Operating lease right of use assets	15,813	17,305

Property, plant and equipment - at cost:
Vehicles	-	182
Leasehold improvements	480	473
Machinery and equipment	4,928	4,333
Furniture and fixtures	476	408
Property, plant and equipment - gross	5,884	5,396
Less accumulated depreciation	4,188	3,677
Property, plant and equipment - net	1,696	1,719

Finite-lived intangible assets - at cost:
Customer relationships	8,174	8,174
Other finite-lived intangible assets	4,766	4,766
Finite-lived intangible assets - gross	12,940	12,940
Less accumulated amortization	9,918	9,467
Finite-lived intangible assets - net	3,022	3,473

Goodwill	7,874	7,912
Deferred income taxes	291	-
Other	202	188
Total Assets	$89,304	$90,972

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,508	$7,548
Accrued wages and benefits	1,013	1,087
Accrued royalties	1,030	614
Dividends payable	833	815
Operating lease liabilities, current	3,480	2,427
Other accrued liabilities	766	566
Total current liabilities	14,630	13,057

Non-current liabilities:
Long-term debt	10,014	12,674
Deferred income taxes	-	815
Operating lease liabilities, noncurrent	13,056	14,889
Reserve for unrecognized tax liabilities	379	323
Total non-current liabilities	23,449	28,701

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at December 31, 2023 and April 2, 2023; Issued 13,138,226 shares at December 31, 2023 and 13,051,814 shares at April 2, 2023	131	131
Additional paid-in capital	57,699	57,126
Treasury stock - at cost - 2,897,507 shares at December 31, 2023 and April 2, 2023	(15,821)	(15,821)
Retained Earnings	9,216	7,778
Total shareholders' equity	51,225	49,214
Total Liabilities and Shareholders' Equity	$89,304	$90,972

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2023 AND JANUARY 1, 2023
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023

Net sales	$23,801	$19,004	$65,053	$53,440
Cost of products sold	17,367	14,498	47,281	38,335
Gross profit	6,434	4,506	17,772	15,105
Marketing and administrative expenses	4,107	2,742	12,189	8,891
Income from operations	2,327	1,764	5,583	6,214
Other (expense) income:
Interest (expense) income - net of interest income	(208)	5	(560)	6
Gain on insurance proceeds received for damage to equipment	-	-	-	34
Gain on sale of property, plant and equipment	58	-	58	2
Other (expense) income - net	17	(1)	(9)	123
Income before income tax expense	2,194	1,768	5,072	6,379
Income tax expense	492	420	1,182	1,557
Net income	$1,702	$1,348	$3,890	$4,822

Weighted average shares outstanding:
Basic	10,241	10,118	10,198	10,096
Effect of dilutive securities	-	15	2	20
Diluted	10,241	10,133	10,200	10,116

Earnings per share - basic and diluted	$0.17	$0.13	$0.38	$0.48

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2023 AND JANUARY 1, 2023

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - October 2, 2022	13,011,814	$130	(2,894,242)	$(15,803)	$56,613	$7,220	$48,160

Stock-based compensation	-	-	-	-	253	-	253
Net income	-	-	-	-	-	1,348	1,348
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(809)	(809)

Balances - January 1, 2023	13,011,814	$130	(2,894,242)	$(15,803)	$56,866	$7,759	$48,952

Balances - October 1, 2023	13,138,226	$131	(2,897,507)	$(15,821)	$57,509	$8,334	$50,153

Stock-based compensation	-	-	-	-	190	-	190
Net income	-	-	-	-	-	1,702	1,702
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(820)	(820)

Balances - December 31, 2023	13,138,226	$131	(2,897,507)	$(15,821)	$57,699	$9,216	$51,225

	Nine-Month Periods
Balances - April 3, 2022	12,944,918	$129	(2,864,698)	$(15,614)	$55,925	$5,361	$45,801

Issuance of shares	66,896	1	-	-	97	-	98
Stock-based compensation	-	-	-	-	844	-	844
Acquisition of treasury stock	-	-	(29,544)	(189)	-	-	(189)
Net income	-	-	-	-	-	4,822	4,822
Dividend declared on common stock - $0.24 per share	-	-	-	-	-	(2,424)	(2,424)

Balances - January 1, 2023	13,011,814	$130	(2,894,242)	$(15,803)	$56,866	$7,759	$48,952

Balances - April 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,126	$7,778	$49,214

Issuance of shares	86,412	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	573	-	573
Net income	-	-	-	-	-	3,890	3,890
Dividends declared on common stock - $0.24 per share	-	-	-	-	-	(2,452)	(2,452)

Balances - December 31, 2023	13,138,226	$131	(2,897,507)	$(15,821)	$57,699	$9,216	$51,225

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED DECEMBER 31, 2023 AND JANUARY 1, 2023
(amounts in thousands)

	Nine-Month Periods Ended
	December 31, 2023	January 1, 2023
Operating activities:
Net income	$3,890	$4,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	647	499
Amortization of intangibles	451	361
Amortization of right of use assets	3,208	1,330
Deferred income taxes	(1,106)	195
Gain on insurance proceeds received for damage to equipment	-	(34)
Gain on sale of property, plant and equipment	(58)	(2)
Reserve for unrecognized tax liabilities	56	98
Stock-based compensation	573	844
Changes in assets and liabilities:
Accounts receivable	765	4,352
Inventories	(1,112)	(5,129)
Prepaid expenses	(1,130)	(470)
Other assets	(14)	2
Lease liabilities	(2,497)	(1,461)
Accounts payable	(113)	(39)
Accrued liabilities	542	(998)
Net cash provided by operating activities	4,102	4,370
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(662)	(399)
Insurance proceeds received for damage to equpment	-	34
Proceeds from sale of property, plant and equipment	105	2
Aggregate adjustment from the Manhattan and MTE acquisition	488	-
Net cash used in investing activities	(69)	(363)
Financing activities:
Repayments under revolving line of credit	(55,099)	-
Borrowings under revolving line of credit	52,440	-
Purchase of treasury stock from related parties	-	(189)
Issuance of common stock	-	98
Dividends paid	(2,433)	(2,438)
Net cash used in financing activities	(5,092)	(2,529)
Net (decrease) increase in cash and cash equivalents	(1,059)	1,478
Cash and cash equivalents at beginning of period	1,742	1,598
Cash and cash equivalents at end of period	$683	$3,076

Supplemental cash flow information:
Income taxes paid	$1,628	$130
Interest paid	650	7

Noncash activities:
Property, plant and equipment purchased but unpaid	(9)	(55)
Dividends declared but unpaid	(833)	(813)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2023 AND JANUARY 1, 2023

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of December 31, 2023 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three- and nine-months ended December 31, 2023 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 31, 2024. For further information, refer to the Company’s consolidated financial statements and notes thereto for the fiscal year ended April 2, 2023, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, the objective of which is to improve the disclosures about a public entity’s reportable segments by providing more detailed information about a reportable segment’s expenses. For disclosures associated with annual and interim periods, the amendments in ASU No. 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023 and December 15, 2024, respectively, and early adoption is permitted. Upon adoption, a public entity must apply the amendments in ASU No. 2023-07 retrospectively to disclosures of all prior periods presented. The Company intends to adopt ASU No. 2023-07 effective as of April 1, 2024 and is evaluating the guidance of the ASU against its existing disclosures related to segment reporting.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, the objective of which is to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU No. 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating the guidance of the ASU No. 2023-09 against its existing disclosures related to income tax disclosures.

The Company has determined that all other ASUs issued which had become effective as of December 31, 2023, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Advertising Costs

The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $267,000 and $123,000 for the three-month periods ended December 31, 2023 and January 1, 2023, respectively, and amounted to $631,000 and $370,000 for the nine-month periods ended December 31, 2023 and January 1, 2023, respectively.

Note 3 – Segment and Related Information

The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, blankets, accessories, bibs, toys and disposable products. Net sales of bedding, blankets and accessories and net sales of bibs, toys and disposable products for the three- and nine-month periods ended December 31, 2023 and January 1, 2023 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Bedding, blankets and accessories	$8,996	$9,005	$24,345	$26,006
Bibs, toys and disposable products	14,805	9,999	40,708	27,434
Total net sales	$23,801	$19,004	$65,053	$53,440

Note 4 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited consolidated statements of income and amounted to $1.3 million and $1.2 million for the three months ended December 31, 2023 and January 1, 2023, respectively, and amounted to $3.8 million and $3.5 million for the nine months ended December 31, 2023 and January 1, 2023, respectively.

Note 5 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to examination or other adjustment as of December 31, 2023 were the fiscal years ended April 2, 2023, April 3, 2022, March 28, 2021, March 29, 2020 and March 31, 2019.

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

Note 6 – Inventories

As of December 31, 2023 and April 2, 2023, the Company’s balances of inventory were $34.9 million and $34.2 million, respectively, nearly all of which were finished goods.

Note 7 – Acquisition

On March 17, 2023 (the “Closing Date”), the Company acquired Manhattan Group, LLC (“Manhattan”) and Manhattan Toy Europe Limited (“MTE”), Manhattan’s wholly-owned subsidiary, from H Enterprises International, LLC (“HEI”) (the “Manhattan Acquisition”), for a purchase price of $17.0 million, subject to adjustments for cash at the Closing Date and to the extent that actual net working capital as of the Closing Date differed from target net working capital of $13.75 million (the “Aggregate Adjustment”). The Manhattan Acquisition was funded with cash available on the Closing Date and borrowings under the Company’s revolving line of credit with CIT. On September 29, 2023, the Company and HEI agreed to a settlement of the Aggregate Adjustment, pursuant to which HEI paid $509,000 to the Company, which included interest income of $21,000.

The Manhattan Acquisition was accounted for in accordance with FASB ASC Topic 805, Business Combinations. The Company is currently determining the allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which has been preliminarily determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired were determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. Certain data necessary to complete the acquisition cost allocation is not yet available, including the valuations of the assets acquired and liabilities assumed.  The Company has not finalized its measurement of working capital items and goodwill.

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

Tangible assets:
Cash and cash equivalents	$1,270
Accounts receivable	3,113
Inventories	12,578
Prepaid expenses	350
Other assets	91
Operating lease right of use assets	1,009
Property, plant and equipment	194
Total tangible assets	18,605
Amortizable intangible assets:
Tradename	300
Licensing relationships	200
Customer relationships	800
Total amortizable intangible assets	1,300
Goodwill	749
Total acquired assets	20,654

Liabilities assumed:
Accounts payable	2,048
Accrued wages and benefits	370
Operating lease liabilities, current	226
Other accrued liabilities	308
Operating lease liabilities, noncurrent	783
Total liabilities assumed	3,735
Net acquisition cost	$16,919

The Company expects to complete the acquisition cost allocation during the 12-month period following the Closing Date, during which time the values of the assets acquired and liabilities assumed, including the goodwill, may need to be revised as appropriate. Based upon the preliminary allocation of the acquisition cost, the Company recognized $787,000 of goodwill as of the Closing Date, the entirety of which was assigned to the reporting unit of the Company that produces and markets infant and toddler bibs, developmental toys, feeding, bath care and disposable products, and the entirety of which is expected to be deductible for income tax purposes. The following table represents the adjustments made to the amount of goodwill during the nine-month period ended December 31, 2023.

Amount of goodwill recognized based upon the preliminary allocation of the acquisition cost	$787,000
Adjustments made during the nine-month period ended December 31, 2023:
Settlement of the Aggregate Adjustment	(488,000)
Resolution of pre-acquisition accounts receivable	(1,000)
Revaluation of inventory as of the Closing Date	387,000
Resolution of pre-acquisition accounts payable	64,000
Net adjustments made during the nine-month period ended December 31, 2023	(38,000)

Amount of goodwill recognized as of December 31, 2023	$749,000

The Manhattan Acquisition resulted in net sales of $6.0 million and $14.5 million of developmental toy, feeding and baby care products for the three and nine months ended December 31, 2023, respectively. Manhattan recorded amortization expense associated with the acquired amortizable intangible assets of $32,000 and $90,000 during the three and nine months ended December 31, 2023, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the customer and licensing relationships and 11 years on a weighted-average basis for the grouping taken together.

The Company has determined, on a pro forma basis, that the combined net sales and the combined net income of the Company and Manhattan, giving effect to the Manhattan Acquisition as if it had been completed on April 4, 2022, would have been $26.0 million and $646,000, respectively, for the three months ended January 1, 2023, and would have been $74.5 million and $2.7 million, respectively, for the nine months ended January 1, 2023. The combined net income includes adjustments related to the amortization of the amortizable intangible assets acquired and estimates of the interest expense and income tax expense or benefit that would have been incurred, but otherwise do not reflect the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any revenue, tax or other synergies that may result from the Manhattan Acquisition.

Note 8 – Financing Arrangements

Factoring Agreements:  To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements. CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited consolidated statements of income, amounted to $106,000 and $77,000 for the three months ended December 31, 2023 and January 1, 2023, respectively, and amounted to $265,000 and $224,000 for the nine months ended December 31, 2023 and January 1, 2023, respectively.

Credit Facility:  The Company’s credit facility as of December 31, 2023 consisted of a revolving line of credit under a financing agreement with CIT of up to $35.0 million, which includes a $1.5 million sub-limit for letters of credit. The financing agreement matures on July 11, 2028, bears interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. At December 31, 2023, the Company had elected to pay interest on balances owed under the revolving line of credit under the SOFR option, which was 6.9%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

At December 31, 2023 and April 2, 2023, the balances on the revolving line of credit were $10.0 million and $12.7 million, respectively, there was no letter of credit outstanding and $19.8 million and $20.0 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of December 31, 2023.

Credit Concentration: The Company’s accounts receivable at December 31, 2023 amounted to $22.0 million, net of allowances of $2.5 million. Of this amount, $17.6 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at April 2, 2023 amounted to $22.8 million, net of allowances of $1.5 million. Of this amount, $20.7 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

Note 9 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, toys and disposable products. The Company’s reporting units have recognized goodwill as of December 31, 2023 and April 2, 2023 of $30.8 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.9 million.

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

Note 10 – Other Intangible Assets

Other intangible assets as of December 31, 2023 and April 2, 2023 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of December 31, 2023 and April 2, 2023 and the amortization expense for the three- and nine-month periods ended December 31, 2023 and January 1, 2023, the entirety of which has been included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,	April 2,	December 31,	April 2,	December 31,	January 1,	December 31,	January 1,
	2023	2023	2023	2023	2023	2023	2023	2023
Tradename and trademarks	$2,867	$2,867	$2,145	$2,025	$42	$35	$120	$105
Non-compete covenants	98	98	98	98	-	-	-	-
Patents	1,601	1,601	1,094	1,055	13	13	39	39
Customer relationships	8,174	8,174	6,566	6,289	92	72	277	217
Licensing relationships	200	200	15	-	5	-	15	-
Total other intangible assets	$12,940	$12,940	$9,918	$9,467	$152	$120	$451	$361

Note 11 – Leases

During the three- and nine-month periods ended December 31, 2023, the Company recognized operating lease obligations as right of use assets and recognized corresponding lease liabilities in the amount of $959,000, and entered into no such transactions during the three- and nine-month periods ended January 1, 2023. The Company made cash payments related to its recognized operating leases of $1.1 million and $492,000 during the three-month periods ended December 31, 2023 and January 1, 2023, respectively, and $2.5 million and $1.5 million for the nine-month periods ended December 31, 2023 and January 1, 2023, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying unaudited condensed consolidated statements of cash flows. The Company recognized noncash reductions to its operating right of use assets resulting from reductions to its lease liabilities in the amount of $254,000 and $16,000 during the three-month periods ended December 31, 2023 and January 1, 2023, respectively, and $757,000 and $59,000 during the nine-month periods ended December 31, 2023 and January 1, 2023, respectively. As of December 31, 2023 and April 2, 2023, the Company’s operating leases had weighted-average remaining lease terms of 4.2 years and 5.0 years, respectively, and weighted-average discount rates of 6.0% and 5.9%, respectively.

During the three- and nine-month periods ended December 31, 2023 and January 1, 2023, the Company classified its operating lease costs within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Cost of products sold	$1,037	$403	$2,917	$1,205
Marketing and administrative expenses	97	43	291	125
Total operating lease costs	$1,134	$446	$3,208	$1,330

The maturities of the Company’s operating lease liabilities as of December 31, 2023 are as follows (in thousands):

Fiscal Year
2024	$1,073
2025	4,408
2026	4,510
2027	4,189
2028	3,952
2029	663
Total undiscounted operating lease payments	18,795
Less imputed interest	2,259
Operating lease liabilities - net	$16,536

Note 12 – Stock-based Compensation

The Company has three incentive stock plans, the 2006 Omnibus Incentive Plan (the “2006 Plan”), the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) and the 2021 Incentive Plan (the “2021 Plan”), although grants may no longer be issued under either the 2006 Plan or the 2014 Plan. As of December 31, 2023, 549,000 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares. The Company recorded stock-based compensation expense of $190,000 and $253,000 during the three-month periods ended December 31, 2023 and January 1, 2023, respectively, and $573,000 and $844,000 during the nine-month periods ended December 31, 2023 and January 1, 2023, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2023.

Stock Options: The following table represents stock option activity for the nine-month periods ended December 31, 2023 and January 1, 2023:

	Nine-Month Periods Ended
	December 31, 2023		January 1, 2023
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.32	735,500	$7.39	635,500
Granted	5.18	130,000	6.54	120,000
Exercised	-	-	4.92	(20,000)
Expired	6.14	(10,000)	-	-
Outstanding at End of Period	7.01	855,500	7.32	735,500
Exercisable at End of Period	7.41	665,500	7.42	499,000

As of December 31, 2023, the intrinsic value of the outstanding and exercisable stock options was $19,000 and $11,000, respectively. There were no stock options exercised during the nine months ended December 31, 2023 or the three months ended January 1, 2023. The intrinsic value of the stock options exercised during the nine months ended January 1, 2023 was $28,000. The Company received no cash from the stock options exercised during the nine months ended January 1, 2023. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $10,000 during the nine months ended January 1, 2023.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options that were awarded to certain employees during the nine months ended December 31, 2023 and January 1, 2023, which stock options vest over a two-year period, assuming continued service.

	Nine-Month Periods Ended
	December 31, 2023		January 1, 2023
Number of options issued	10,000	120,000	120,000
Grant date	November 14, 2023	June 21, 2023	June 7, 2022
Dividend yield	7.60%	6.08%	4.89%
Expected volatility	20.00%	25.00%	30.00%
Risk free interest rate	4.56%	4.29%	2.95%
Contractual term (years)	10.00	10.00	10.00
Expected term (years)	3.00	3.00	4.00
Forfeiture rate	5.00%	5.00%	5.00%
Exercise price (grant-date closing price) per option	$4.21	$5.26	$6.54
Fair value per option	$0.20	$0.46	$0.90

During the three- and nine-month periods ended December 31, 2023 and January 1, 2023, the Company classified its compensation expense associated with stock options within the accompanying unaudited condensed consolidated statements of income as follows (in thousands):

	Three-Month Period Ended December 31, 2023			Three-Month Period Ended January 1, 2023
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2021	$-	$-	$-	$-	$11	$11
2022	-	-	-	9	20	29
2023	5	7	12	6	7	13
2024	3	4	7	-	-	-

Total stock option compensation	$8	$11	$19	$15	$38	$53

	Nine-Month Period Ended December 31, 2023			Nine-Month Period Ended January 1, 2023
	Cost of	Marketing &		Cost of	Marketing &
	Products	Administrative	Total	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense	Sold	Expenses	Expense
2021	$-	$-	$-	$3	$37	$40
2022	10	21	31	31	66	97
2023	17	24	41	12	17	29
2024	6	8	14	-	-	-

Total stock option compensation	$33	$53	$86	$46	$120	$166

As of December 31, 2023, total unrecognized stock option compensation expense amounted to $69,000, which will be recognized as the underlying stock options vest over a weighted-average period of 9.9 months. The amount of future stock option compensation expense could be affected by any future stock option grants and by the separation from the Company of any individual who has received stock options that are unvested as of such individual’s separation date.

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

Performance Award Shares: On  March 1, 2022, performance awards were granted to certain of the Company’s executive officers, consisting of 187,500 shares of the Company’s common stock, of which: (a) 75,000 shares shall be earned if the closing price per share of the Company’s common stock equals or exceeds $8.00 on ten trading days within any period of twenty consecutive trading days prior to  March 1, 2027; and (b) 112,500 shares shall be earned if the closing price per share of the Company’s common stock equals or exceeds $9.00 on ten trading days within any period of twenty consecutive trading days prior to  March 1, 2027.  Upon the achievement of each applicable stock hurdle described above: (i) one-third of the shares that are earned shall vest on the date on which the shares are earned; (ii) one-third of the shares that are earned shall vest on the first anniversary of the date on which the shares are earned; and (iii) one-third shall vest on the second anniversary of the date on which the shares are earned. All shares that are non-earned or non-vested will be forfeited upon the termination of service. The Company, with the assistance of an independent third party, determined that the grant date fair value of the awards amounted to $732,000.

During the three- and nine-month periods ended December 31, 2023 and January 1, 2023, the Company recorded compensation expense associated with stock grants, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
Stock Granted in Fiscal Year	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
2021	$-	$9	$-	$76
2022	37	113	147	472
2023	23	78	160	130
2024	111	-	180	-

Total stock grant compensation	$171	$200	$487	$678

As of December 31, 2023, total unrecognized compensation expense related to the Company’s non-vested stock grants amounted to $491,000, which will be recognized over the respective vesting terms associated with each block of non-vested stock indicated above, such grants having an aggregate weighted-average vesting term of 6.8 months. The amount of future compensation expense related to the Company’s non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has non-vested stock grants as of such individual’s separation date.

Note 13 – Subsequent Events

The Company has evaluated all other events which have occurred between December 31, 2023 and the date that the accompanying unaudited condensed consolidated financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three- and nine-month periods ended December 31, 2023 and January 1, 2023 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Nine-Month Periods Ended		Change
	December 31, 2023	January 1, 2023	$	%	December 31, 2023	January 1, 2023	$	%
Net sales by category:
Bedding, blankets and accessories	$8,996	$9,005	$(9)	-0.1%	$24,345	$26,006	$(1,661)	-6.4%
Bibs, toys and disposable products	14,805	9,999	4,806	48.1%	40,708	27,434	13,274	48.4%
Total net sales	23,801	19,004	4,797	25.2%	65,053	53,440	11,613	21.7%
Cost of products sold	17,367	14,498	2,869	19.8%	47,281	38,335	8,946	23.3%
Gross profit	6,434	4,506	1,928	42.8%	17,772	15,105	2,667	17.7%
% of net sales	27.0%	23.7%			27.3%	28.3%
Marketing and administrative expenses	4,107	2,742	1,365	49.8%	12,189	8,891	3,298	37.1%
% of net sales	17.3%	14.4%			18.7%	16.6%
Interest (expense) income - net	(208)	5	(213)	-4260.0%	(560)	6	(566)	-9433.3%
Other (expense) income - net	75	(1)	76	-7600.0%	49	159	(110)	-69.2%
Income tax expense	492	420	72	17.1%	1,182	1,557	(375)	-24.1%
Net income	1,702	1,348	354	26.3%	3,890	4,822	(932)	-19.3%
% of net sales	7.2%	7.1%			6.0%	9.0%

Net Sales: Sales increased to $23.8 million for the three months ended December 31, 2023, compared with $19.0 million for the three months ended January 1, 2023, an increase of $4.8 million, or 25.2%. Sales of bedding, blankets and accessories decreased by $9,000, and sales of bibs, toys and disposable products increased by $4.8 million. Although Manhattan generated net sales of $6.0 million of developmental toy, feeding and baby care products during the current year quarter, cost pressures facing consumers continue to curb sales even as overall inflation has trended lower in recent months.

Sales increased to $65.1 million for the nine-month period ended December 31, 2023, compared with $53.4 million for the nine-month period ended January 1, 2023, an increase of $11.6 million, or 21.7%. Sales of bibs, toys and disposable products increased by $14.5 million due to the Manhattan Acquisition. This increase was offset by lower sales of bedding, blankets and accessories, which decreased by $1.7 million, due to the continued impact of retailers that have been managing inventory levels, consumers that have lowered their spending due to inflationary pressures and continued overall softness in the infant and toddler bedding and blankets market.

Gross Profit: Manhattan contributed $1.1 million to the $1.9 million increase in gross profit for the three-month period ended December 31, 2023, as compared with the three-month period ended January 1, 2023. Gross profit as a percentage of net sales increased from 23.7% in the prior year quarter to 27.0% in the current year quarter.

Gross profit increased in amount by $2.7 million, but decreased from 28.3% of net sales for the nine-month period ended January 1, 2023 to 27.3% of net sales for the nine-month period ended December 31, 2023. Manhattan contributed $3.4 million to the increase, which was partially offset by an increase in operating lease costs in the current-year period, including $481,000 in operating lease costs of Manhattan.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $1.4 million, and increased from 14.4% of net sales for the three-month period ended January 1, 2023 to 17.3% of net sales for the three-month period ended December 31, 2023. The increases in the current-year period consisted primarily of $1.3 million for charges incurred by Manhattan and MTE.

Marketing and administrative expenses for the nine-month period ended December 31, 2023 increased by $3.3 million as compared with the nine-month period ended January 1, 2023, and increased from 16.6% of net sales for the year-to-date period of the prior year to 18.7% for the current-year period. The increases in the current-year period were the result of $3.3 million for charges incurred by Manhattan and MTE.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 21.4% for the nine-month period ended December 31, 2023, as compared with an estimated annual ETR from continuing operations of 23.3% for the nine-month period ended January 1, 2023.

As a result of the consideration of the relevant information regarding the state portion of its income tax provision, the Company recorded discrete reserves for unrecognized tax liabilities of $9,000 and $12,000 during the three-month periods ended December 31, 2023 and January 1, 2023, respectively, and $34,000 and $58,000 during the nine-month periods ended December 31, 2023 and January 1, 2023, respectively, in the unaudited condensed consolidated statements of income. The Company also recorded discrete income tax charges of $43,000 and $6,000 during the nine months ended December 31, 2023 and January 1, 2023, respectively, to reflect the net effects of the excess tax benefits and tax shortfalls arising from the exercise and expiration of stock options and the vesting of non-vested stock.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 23.3% and 24.4% for the nine-month periods ended December 31, 2023 and January 1, 2023, respectively.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $4.4 million for the nine-month period ended January 1, 2023 to $4.1 million for the nine-month period ended December 31, 2023. The decrease in the current year was partially the result of an increase in inventory in the current year that was $4.0 million lower than the increase in the prior year. This increase was partially offset by a decrease in accounts receivable in the current year that was $3.6 million lower than the decrease in the prior year.

Net cash used in investing activities decreased from $363,000 in the prior year to $69,000 in the current year. In the current-year period, the Company received $488,000 from the settlement of the Aggregate Adjustment from the Manhattan Acquisition, which was offset by an increase in the current year of $263,000 in capital expenditures for property, plant and equipment.

Net cash used in financing activities, which were primarily associated with net repayments under the revolving line of credit, increased by $2.6 million from the prior year to the current year.

As of December 31, 2023, the balance on the revolving line of credit was $10.0 million, there was no letter of credit outstanding and $19.8 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited consolidated statements of income, amounted to $106,000 and $77,000 for the three months ended December 31, 2023 and January 1, 2023, respectively, and amounted to $265,000 and $224,000 for the nine months ended December 31, 2023 and January 1, 2023, respectively.

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

INTEREST RATE RISK

As of December 31, 2023, the Company had $10.0 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $79,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

MARKET CONCENTRATION RISK

The Company’s financial results are closely tied to sales to its top two customers, which represented approximately 71% of the Company’s gross sales in fiscal year 2023. In addition, 40% of the Company’s gross sales in fiscal year 2023 consisted of licensed products, which included 29% of sales associated with the Company’s license agreements with affiliated companies of the Walt Disney Company (“Disney”).  As of January 30, 2024, three of the license agreements with Disney that expired on December 31, 2023 were renewed.   With regard to the one license agreement that had not yet been renewed as of that date, the Company and Disney agreed to continue to operate under the terms of the expired license agreement.  The Company’s results could be materially impacted by the loss of one or more of these licenses.

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

During the three-month period ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three-month period ended December 31, 2023, none of the Company’s directors or officers informed the Company of the adoption, modification or termination of a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this Quarterly Report as follows:

Exhibit Number	Description of Exhibit

2.1	Letter Agreement dated as of July 28, 2023 between the Company and H Enterprises International, LLC (“HEI”). (3)

2.2	Letter Agreement dated as of September 15, 2023 between the Company and HEI. (4)

2.3	Letter Agreement dated September 29, 2023 between the Company and HEI. * (5)

3.1	Amended and Restated Certificate of Incorporation of the Company. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (2)

3.3	Amended and Restated Bylaws of the Company, effective as of November 14, 2023. (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (7)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (7)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer. (7)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer. (7)

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with registrant’s Form 10-Q for the quarterly period ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 9, 2011.
(3)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(4)	Incorporated herein by reference to Exhibit 2.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(5)	Incorporated herein by reference to Exhibit 2.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(6)	Incorporated herein by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(7)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: February 14, 2024	/s/ Craig J. Demarest
CRAIG J. DEMAREST Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)