Form 10-K
period 2024-03-31
CROWN CRAFTS INC
filed 2024-06-28
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 29, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $44.6 million.

As of May 31, 2024, 10,310,719 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

All statements other than statements of historical fact are statements that could be forward-looking. Such statements are based upon management’s current expectations, projections, estimates and assumptions, and may be identified as forward-looking through the Company’s use of words such as “expects,” “believes,” “anticipates,” “estimates,” “predicts,” “forecasts,” “plans,” “projects,” “targets,” “should,” “potential,” “continue,” “aims,” “intends,” “will,” “could,” “would” and variations of such words and similar expressions. Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include those described in Part I, Item 1A. “Risk Factors,” and elsewhere in this Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) of additional factors that may impact the Company’s results of operations and financial condition.

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

The Company operates indirectly through three of its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. (“NoJo”), Sassy Baby, Inc. (“Sassy”) and Manhattan Toy Europe Limited (“MTE”) in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental toys and accessories. Most sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2024” or “2024” represent the 52-week period ended March 31, 2024, and references herein to “fiscal year 2023” or “2023” represent the 52-week period ended April 2, 2023.

On March 17, 2023 (the “Closing Date”), the Company acquired Manhattan Group, LLC (“Manhattan”) and MTE, Manhattan’s then wholly-owned subsidiary (the “Manhattan Acquisition”), for a purchase price of $17.0 million, subject to adjustments for cash as of the Closing Date and to the extent that actual net working capital as of the Closing Date differed from target net working capital of $13.75 million. The Manhattan Acquisition was funded with available cash and borrowings under the Company’s revolving line of credit with The CIT Group/Commercial Services (“CIT”). From the Closing Date through the fiscal year ended March 31, 2024, the Company operated Manhattan as a wholly-owned subsidiary that manufactured and marketed developmental toys. On April 1, 2024, the Company merged Manhattan into Sassy.

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

International Sales

Sales to customers in countries other than the U.S. represented 8% and 5% of the Company’s total gross sales during fiscal years 2024 and 2023, respectively. International sales are based upon the location that predominately represents what the Company believes to be the final destination of the products delivered to the Company’s customers.

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

Human Capital Resources

As of May 31, 2024, the Company had 162 employees, all of whom are full-time and none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, including Sassy®, Manhattan Toy®, NoJo® and Neat Solutions® accounted for 38% and 35% of the Company’s total gross sales during fiscal years 2024 and 2023, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs that are subject to copyrights and design patents owned by the Company.

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

The Company’s products are warehoused and distributed domestically from leased facilities located in Compton, California and Eden Valley, Minnesota and internationally from third-party logistics warehouses in Belgium and the United Kingdom.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 40% of the Company’s gross sales in fiscal year 2024, which included 24% of sales under the Company’s license agreements with affiliated companies of The Walt Disney Company (“Disney”), which expire as set forth below:

License Agreement	Expiration
Infant Bedding	December 31, 2025
Infant Feeding and Bath	December 31, 2024
Toddler Bedding	December 31, 2024
Marvel	December 31, 2024
STAR WARS Toddler Bedding	December 31, 2024
STAR WARS - Lego Plush	December 31, 2025

Customers

The Company’s customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2024 and 2023.

	Fiscal Year
	2024	2023
Walmart Inc.	42%	51%
Amazon.com, Inc.	19%	20%

Products

The Company’s primary focus is on infant, toddler and juvenile products, including the following:

●	developmental toys
●	dolls and plush toys
●	reusable and disposable bibs
●	infant and toddler bedding
●	blankets and swaddle blankets
●	nursery and toddler accessories
●	room décor
●	burp cloths
●	reusable and disposable placemats and floor mats
●	disposable toilet seat covers and changing mats
●	feeding and care goods
●	other infant, toddler and juvenile soft goods

Seasonality and Inventory Management

Approximately 20% of the Company’s annual gross sales typically occur during the first fiscal quarter (April through June). There are otherwise no significant variations in the seasonal demand for the Company’s products from year to year. Sales are generally higher in periods when customers take initial shipments of new products, as these orders typically include enough products for initial sets for each store and additional quantities for the customer’s distribution centers. The timing of these initial shipments varies by customer and depends on when the customer finalizes store layouts for the upcoming year and whether the customer has any mid-year introductions of products. Sales may also be higher or lower, as the case may be, in periods when customers are restricting internal inventory levels. Customer returns of merchandise shipped are historically less than 1% of gross sales.

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

The Company’s top two customers represented approximately 61% of gross sales in fiscal year 2024. Although the Company does not enter into contracts with its key customers, it expects its key customers to continue to be a significant portion of its gross sales in the future. The loss of, or a decline in orders from, one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 40% of the Company’s gross sales in fiscal year 2024, which included 24% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses. The volume of sales of licensed products is inherently tied to the success of the characters, films and other licensed programs of the Company’s licensors. A decline in the popularity of these licensed programs or the inability of the licensors to develop new properties for licensing could also result in a material loss of revenues to the Company. Additionally, the Company’s license agreements with Disney and others require a material amount of minimum guaranteed royalty payments. The failure by the Company to achieve the sales envisioned by the license agreements could result in the payment by the Company of shortfalls in the minimum guaranteed royalty payments, which would adversely impact the Company’s operating results.

Growing geopolitical tensions could adversely affect the Company’s operations and profitability.

Mounting terrorist activity, ongoing wars and violence in the Middle East and Ukraine, the potential for the escalation of China’s aggression towards Taiwan and the increasingly erratic behavior of North Korea have resulted in growing geopolitical tensions. Nearly all nations have felt the effects of global economic uncertainty, including higher energy and food prices. These uncertainties could result in a slowdown to the global economy that may affect the Company’s business by reducing the prices that the Company’s customers may be willing or able to pay for its products or by reducing the demand for the Company’s products, which could negatively impact the Company’s revenues and result in a material adverse effect on the Company’s business, cash flow, results of operations and financial condition.

Climate change may negatively affect the Company’s business, results of operations, cash flow and financial condition.

The Company is exposed to risks associated with climate change. The adverse impacts of climate change include the increased frequency and severity of natural disasters and extreme weather events, including hurricanes, tornados, wildfires, extreme heat, rising sea levels and inland flooding. The occurrence of one or more of these events pose a physical risk to the Company’s facilities, as well as those of its customers, suppliers and employees, the likelihood of a loss of the Company’s inventory and an overall disruption to the Company’s operations. Climate change has the potential to result in a material adverse effect on the Company’s business, cash flow, results of operations and financial condition.

The Company’s inability to anticipate and respond to consumers’ tastes and preferences could adversely affect the Company’s revenues.

Sales are driven by consumer demand for the Company’s products. There can be no assurance that the demand for the Company’s products will not decline or that the Company will be able to anticipate and respond to changes in demand related to consumers’ tastes and preferences. The infant and toddler consumer products industry is characterized by the continual development of cutting-edge new products to meet the high standards of parents. Also, the development of social media has resulted in a monumental shift in the modern shopping experience. The Company’s failure to adapt to these changes, develop new products or reach consumers where they are could lead to lower sales and excess inventory, which could have a material adverse effect on the Company’s financial condition and operating results.

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

The Company’s growth is largely influenced by the birthrate, and in particular, the rate of first births. Geopolitical risks and economic conditions, including the real and perceived threat of wars, terrorism, tension among nations, rising prices or unemployment, could lead individuals to decide to forgo or delay having children. Even under optimal conditions, shifts in demographic trends and preferences could have the consequence of individuals starting to have children later in life and/or having fewer children.

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

A resurgence of the COVID-19 pandemic, or any other outbreak of a contagious disease, could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company’s products, all in an effort to mitigate such effects.

The strength of the Company’s competitors may impact the Company’s ability to maintain and grow its sales, which could decrease the Company’s revenues.

The infant and toddler consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers, both branded and private label. The Company’s ability to compete successfully depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names. Several of these competitors are larger than the Company and have greater financial resources than the Company, and some have experienced financial challenges from time to time, including servicing significant levels of debt. Those facing financial pressures could choose to make particularly aggressive pricing decisions in an attempt to increase revenue. Competitors based in China have begun to sell and ship directly to customers without having to rely on distributors in the destination country, making their products more affordable. The effects of increased competition could result in a material decrease in the Company’s revenues.

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

In response to Russia’s invasion of Ukraine, the U.S. government and other allied countries across the world have levied coordinated and wide-ranging economic sanctions against Russia. If China were to escalate its aggression towards Taiwan, similar sanctions could be levied against China, up to and including increased tariffs or a complete ban on the importation of goods manufactured in China, then the Company could be forced to source its products from suppliers in other countries.

The Company’s products are primarily shipped by merchant vessels across the world’s oceans. The intrinsic nature of such shipping includes the risk of intentional or unintentional impediments at the world’s global marine chokepoints, including various straits and the Panama and Suez canals. The recent firing on merchant vessels in the Red Sea by militants of Yemen’s Houthi movement has resulted in the shipment of the Company’s products from China to Europe to be routed around Africa, just as the Company has been benefitting from increased sales in Europe. These and any other events causing a disruption of the flow of the Company’s products, whether within the Chinese interior, at the port of embarkation, on global waters, or at the destination port, could result in delays in shipping.

Most of the Company’s products are imported from China into the Port of Long Beach in Southern California and the Port of Prince Rupert in British Columbia. There are many links in the distribution chain, including the availability of ocean freight, cranes, dockworkers, containers, tractors, chassis and drivers. The timely receipt of the Company’s products is dependent upon efficient operations at these ports. Any shortages in the availability of any of these links or disruptions in port operations, including strikes, lockouts or other work stoppages or slowdowns, could cause bottlenecks and other congestion in the distribution network, which could adversely impact the Company’s ability to obtain adequate inventory on a timely basis and result in lost sales, increased transportation costs and an overall decrease of the Company’s profits.

Any of these actions could result in lost sales, increased transportation costs and ultimately the inability of the Company to maintain the current sourcing of its products. Also, an arbitrary strengthening of the Chinese currency versus the U.S. Dollar could increase the prices at which the Company purchases finished goods. In addition, changes in U.S. customs procedures or delays in the clearance of goods through customs could result in the Company being unable to deliver goods to customers in a timely manner or the potential loss of sales altogether. The occurrence of any of these events could adversely affect the Company’s profitability.

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

The Company has implemented both passive and active cybersecurity measures to securely maintain confidential and proprietary information stored on the Company’s information systems and continually invests in maintaining and upgrading the systems and applications to mitigate these risks. In addition to firewalls, antivirus software and intrusion detection, the Company’s passive cybersecurity measures include multifactor authentication for external access to the Company’s cyber networks. The Company’s active cybersecurity measures are designed to detect and prevent live ransomware attacks, insider threats and data breaches. There is no assurance that these measures and technology will adequately prevent an intrusion or that a third party that is relied upon by the Company will not suffer an intrusion, that unauthorized individuals will not gain access to confidential or proprietary information or that any such incident will be timely detected and effectively countered. A significant data security breach could result in negative consequences, including a disruption to the Company’s operations and substantial remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or other business partners in an effort to maintain relationships after an attack. An assault against the Company’s information technology infrastructure could also lead to other adverse impacts to its results of operations such as increased future cybersecurity protection costs, which may include making organizational changes, deploying additional personnel and protection technologies, and engaging third-party experts and consultants.

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

General Risk Factors

The Company’s ability to successfully identify, consummate and integrate acquisitions, divestitures and other significant transactions could have an adverse impact on the Company’s business and financial results.

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

The Company’s credit facility contains usual and customary covenants regarding significant transactions, including restrictions on other indebtedness, liens, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. Unless waived by the Company’s lender, these covenants could limit the Company’s ability to pursue opportunities to expand its business operations, respond to changes in business and economic conditions and obtain additional financing, or otherwise engage in transactions that the Company considers beneficial.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company’s cybersecurity measures are primarily focused on ensuring the security and protection of its information technology systems and data. The Company recognizes the increasing volume and sophistication of cybersecurity threats and takes seriously its responsibility to protect these information technology systems and data. The Company considers risks associated with cybersecurity alongside the Company’s other risks as part of its overall risk assessment process. The Company’s Vice President of Information Technology and his staff monitor the Company’s information systems to provide a comprehensive approach to assess, identify, manage, mitigate, and respond to cybersecurity threats.

The Company uses cost-effective controls that are commensurate with the risk and sensitivity of its specific information systems, control systems and enterprise data. The Company’s cybersecurity program incorporates best practices and industry standards from multiple sources and includes, but is not limited to, risk assessment, policies and procedures, training and awareness, auditing, log collection and analysis, threat hunting and intelligence surveillance, compliance monitoring and testing, and incident response.

When necessary, the Company’s Vice President of Information Technology and his staff collaborate with external third-party subject matter specialists. The Company has processes in place to oversee and identify material risks from cybersecurity threats associated with its use of these providers. All third parties engaged for such matters are subjected to scrutiny to ensure they satisfy the Company’s security standards. The Company periodically reviews its third-party engagements to ensure that the providers maintain the necessary levels of protection and competency, as well as to oversee and identify potential cybersecurity risks and threats from such engagements.

As of May 31, 2024, the Company has not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operation or financial condition. The Company has further disclosed how risks from cybersecurity threats could potentially have a material impact on the Company, including its business strategy, results of operations, or financial condition, in Part I, Item 1A, “Risk Factors” of this Annual Report.

Cybersecurity Governance

Cybersecurity, as an important part of the Company’s risk management processes, is a critical area of focus for the Company’s Board of Directors (the “Board”), which is responsible for oversight of the Company’s cybersecurity risk, including the effectiveness of cybersecurity risk management policies and protocols. As part of the Board’s oversight, the Board receives a report at least annually from the Company’s Vice President of Information Technology and other members of the Company’s executive management team. These reports include updates on the Company’s cybersecurity risks and threats, the status of projects intended to strengthen its information security systems, assessments of the cybersecurity program, and the emerging threat landscape.

In the event of a cybersecurity incident, the Company has processes by which the incident would be escalated internally and, when appropriate, reported to the Board or an appropriate committee of the Board, as well as for updating the Board regarding the incident until it has been resolved.

The Company’s Vice President of Information Technology is responsible for the Company’s cybersecurity strategy and execution. He has more than 30 years of experience in technology and information systems leadership and reports directly to the Company’s Chief Executive Officer.

ITEM 2. Properties

Each of the Company’s facilities are rented under leases that expire on various dates through fiscal year 2029, including 157,400 square feet at a warehouse and distribution facility located in Compton, California under a lease that expires May 31, 2028, 128,074 square feet at a warehouse and distribution facility located in Eden Valley, Minnesota under a lease that expires June 30, 2026, 16,837 square feet at Manhattan’s headquarters facility located in Minneapolis, Minnesota under a lease that expires March 31, 2027 and 15,598 square feet at the Company’s headquarters facility located in Gonzales, Louisiana under a lease that expires January 31, 2026. In addition, several employees of the Company perform their respective job functions from remote locations for which no rent is paid. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The table below sets forth certain information regarding the Company's principal real property as of the close of business on May 31, 2024.

Location	Use	Approximate Square Feet	Owned/ Leased
Gonzales, Louisiana	Administrative and sales office	15,598	Leased
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Minneapolis, Minnesota	Product design and sales office	16,837	Leased
Eden Valley, Minnesota	Warehouse and distribution center	128,074	Leased
Grand Rapids, Michigan	Product design office	5,711	Leased
London, United Kingdom	Sales office	1,800	Leased
Shanghai, People’s Republic of China	Office	1,912	Leased

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Capital Market under the symbol “CRWS”. As of May 31, 2024, there were 155 record holders of the Company’s common stock.

The Company has historically paid cash dividends. The Company’s payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, the Company’s earnings and various business considerations, including the Company’s financial condition, results of operations, cash flow, level of capital expenditures, future business prospects and such other matters as the Board and its Capital Committee deem relevant. The Company’s credit facility permits the Company to pay cash dividends on its common stock without limitation, provided there is no default under the credit facility before or as a result of the payment of such dividends.

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

Results of Operations

The following table contains results of operations for the fiscal years ended March 31, 2024 and April 2, 2023 and the dollar and percentage changes for those periods (in thousands, except percentages).

			Change
	2024	2023	$	%
Net sales by category:
Bedding, blankets and accessories	$32,036	$36,747	$(4,711)	-12.8%
Bibs, toys and disposable products	55,596	38,306	17,290	45.1%
Total net sales	87,632	75,053	12,579	16.8%
Cost of products sold	64,632	55,225	9,407	17.0%
Gross profit	23,000	19,828	3,172	16.0%
% of net sales	26.2%	26.4%
Marketing and administrative expenses	16,105	12,655	3,450	27.3%
% of net sales	18.4%	16.9%
Interest (expense) income - net	(734)	81	(815)	-1006.2%
Other (expense) income - net	67	172	(105)	-61.0%
Income tax expense	1,334	1,776	(442)	-24.9%
Net income	4,894	5,650	(756)	-13.4%
% of net sales	5.6%	7.5%

Net Sales:

Sales increased to $87.6 million for the fiscal year ended March 31, 2024, compared with $75.1 million in the fiscal year ended April 2, 2023, an increase of $12.6 million, or 16.8%. Sales of bedding, blankets and accessories decreased by $4.7 million, and sales of bibs, toys and disposable products increased by $17.3 million. Although Manhattan generated net sales of $18.5 million of developmental toy, feeding and baby care products during the fiscal year ended March 31, 2024, sales of bedding, blankets and accessories were lower due to the continued overall softness of that market, the impact of retailers that have been managing inventory levels and consumers that have lowered their spending due to inflationary pressures.

Gross Profit:

Gross profit increased by $3.2 million and decreased from 26.4% of net sales for the fiscal year ended April 2, 2023 to 26.2% of net sales for the fiscal year ended March 31, 2024. The gross profit from Manhattan was $4.3 million in the current year, which was $4.1 million higher than the prior year. This increase in the gross profit amount for the current year was partially offset by an increase in operating lease costs in the current year, which were $2.5 million higher than the prior year, and which included $615,000 in higher operating lease costs of Manhattan.

Marketing and Administrative Expenses:

Marketing and administrative expenses increased by $3.5 million and increased from 16.9% of net sales for fiscal year 2023 to 18.4% of net sales for fiscal year 2024. The increase in the current year was primarily due to costs incurred by Manhattan and MTE, which were $3.9 million higher than the prior year, and which included credit losses and advertising costs that were $360,000 and $213,000 higher than the prior year, respectively.

Income Tax Expense:

The Company’s provision for income taxes is based upon an annual effective tax rate (“ETR”) on continuing operations, which was 21.4% and 23.2% for the fiscal years ended March 31, 2024 and April 2, 2023, respectively. The ETR on continuing operations combined with certain discrete income tax charges and benefits resulted in an overall provision for income taxes of 21.4% and 23.9% for the fiscal years ended March 31, 2024 and April 2, 2023, respectively.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top two customers, which represented approximately 61% of the Company’s gross sales in fiscal year 2024. A significant downturn experienced by either or both of these customers could lead to decreased sales.

During fiscal year 2024, consumers responded to macroeconomic conditions by trading down to lower priced items, buying fewer items, or foregoing some items altogether due to inflationary concerns. The Company monitors the impact of inflation on its operations on an ongoing basis and may need to adjust its prices to mitigate the impact of changes to the rate of inflation in future periods. Future volatility of prices could affect consumer purchases of our products. Additionally, the impact of inflation on input and other operational costs could adversely affect the Company's financial results.

Significant outbreaks of contagious diseases have had adverse effects on the overall economy and impact the Company’s supply chain, manufacturing and distribution operations, transportation services, customers and employees, as well as consumer sentiment in general and traffic within the retail stores that carry the Company’s products. Specifically, the COVID-19 pandemic led global government authorities to implement numerous public health measures, including quarantines, business closures and lockdowns to confront the pandemic. China’s efforts to control the spread of the COVID-19 virus by locking down its largest cities placed a strain on already-stressed global supply chains. Several of the Company’s customers experienced financial difficulties as a result of the COVID-19 pandemic.

A resurgence of the COVID-19 pandemic, or any other outbreak of a contagious disease, could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including employee furloughs, closings of Company facilities, expense reductions or discounts of the pricing of the Company’s products, all in an effort to mitigate such effects.

For an additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A, Part I. of this Annual Report.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities decreased from $7.7 million for the fiscal year ended April 2, 2023 to $7.1 million for the fiscal year ended March 31, 2024. The Company in the current year experienced a decrease in its accounts receivable balances that was $3.1 million lower than the decrease in the prior year, and the Company in the current year experienced a decrease in its accounts payable balances that was $2.3 million higher than the decrease in the prior year. Offsetting these decreases in cash provided by operating activities was a decrease in inventory in the current year that was $4.6 million higher than the increase in the prior year.

Net cash used in investing activities was $193,000 in the fiscal year ended March 31, 2024 compared with $16.9 million in the fiscal year ended April 2, 2023. The decrease in the current year was primarily due to the $16.1 million payment that was made in the prior year to complete the Manhattan Acquisition, net of cash acquired of $1.3 million.

Net cash used in financing activities was $7.8 million in the fiscal year ended March 31, 2024 compared with $9.3 million in cash provided by financing activities in the fiscal year ended April 2, 2023. The Company incurred net borrowings under its revolving line of credit of $12.7 million in the prior year, such borrowings primarily being required to fund the Manhattan Acquisition, compared with $4.6 million in net repayments under its revolving line of credit in the current year.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and the availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at March 31, 2024 consisted of a revolving line of credit under a financing agreement with CIT of up to $35.0 million, which includes a $1.5 million sub-limit for letters of credit. The financing agreement matures on July 11, 2028, bears interest at the rate of prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and which is secured by a first lien on all assets of the Company. At March 31, 2024, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the SOFR option, which was 6.9%. The financing agreement also provides for the payment by CIT to the Company of interest on daily negative balances, if any, held by CIT at the rate of prime as of the beginning of the calendar month minus 2.0%.

As of March 31, 2024, there was a balance of $8.1 million owed on the revolving line of credit, there was no letter of credit outstanding and $19.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of April 2, 2023, there was a balance of $12.7 million owed on the revolving line of credit, there was no letter of credit outstanding and $20.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of March 31, 2024.

To reduce its exposure to credit losses, the Company assigns substantially all of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $353,000 and $287,000 during fiscal years 2024 and 2023, respectively.

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

Allowances Against Accounts Receivable: The Company estimates certain allowances from revenues recognized through sales made to its customers. These allowances include anticipated returns and claims, expected credit losses, chargebacks related to negotiated customer terms and discounts, cooperative advertising allowances, warehouse allowances, placement fees, volume rebates, coupons, discounts and other allowances.

The allowance for anticipated returns and claims is estimated based upon the Company’s historical experience with actual returns and claims, combined with the consideration of events that could result in a change from historical rates on a per-customer basis. The allowance for anticipated returns and claims is recorded as a reduction of net sales in the reporting period within which the related sales are recorded.

To reduce the Company’s exposure to expected credit losses, and to enhance the predictability of its cash flows, the Company assigns substantially all of its receivables under factoring agreements with CIT. In the event that a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. With respect to the receivables that are not assigned under factoring agreements with CIT, the Company addresses this credit risk by establishing an allowance that is intended to represent the Company’s best estimate of the expected credit losses for such receivables. In the development of this estimate, the Company makes a number of judgements utilizing the Current Expected Credit Losses (“CECL”) methodology, which requires the Company to estimate lifetime expected credit losses by specifically analyzing the receivables. This analysis incorporates an aging of the receivables, relevant payment history and historical loss experience, as well as the consideration of customer concentrations, customer creditworthiness, negotiated changes to the payment terms of customers, recent economic trends, and expectations regarding economic conditions over a reasonable and supportable future period. The allowance for expected credit losses is included in marketing and administrative expenses in the accompanying consolidated statements of income.

The allowance for chargebacks related to negotiated customer terms and discounts, cooperative advertising, warehouse allowances, placement fees, volume rebates, coupons, discounts and other allowances is recorded commensurate with sales activity or using the straight-line method, as appropriate. The majority of the Company’s allowances for such chargebacks occurs on a per-invoice basis. When a customer requests to have an agreed-upon deduction applied against the customer’s outstanding balance due to the Company, the allowances are correspondingly reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer chargebacks monthly and adjusts the allowances to appropriate levels. Since allowances associated with cooperative advertising are accrued commensurate with sales activity or using the straight-line method, as appropriate, the timing of funding requests for cooperative advertising may result in fluctuations in the allowance from period to period, although such timing should not have a material impact on the consolidated statements of income. The allowance for cooperative advertising is included in marketing and administrative expenses in the consolidated statements of income. All other allowances for chargebacks related to negotiated customer terms and discounts, warehouse allowances, placement fees, volume rebates, coupons and discounts are recorded as a reduction of net sales in the reporting period within which the related sales are recorded.

The Company’s actual experience associated with its allowances against accounts receivable in a future period may differ from the judgements, estimates, analysis and considerations employed in the development of these allowances. Thus, the Company’s allowances against accounts receivable at any point in time may be over-funded or under-funded.

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

Business Combinations: The Company accounts for acquisitions using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. An acquisition is accounted for as a purchase and the appropriate account balances and operating activities are recorded in the Company’s consolidated financial statements as of the acquisition date and thereafter. Assets acquired, liabilities assumed and noncontrolling interests, if any, are measured at fair value as of the acquisition date using the appropriate valuation method. The Company may engage an independent third party to assist with these measurements. Goodwill resulting from an acquisition is recognized for the excess of the purchase price over the fair value of the tangible and identifiable intangible assets, less the liabilities assumed. In determining the fair value of the identifiable intangible assets and any noncontrolling interests, the Company uses various valuation techniques, including the income approach, the cost approach and the market approach. These valuation methods require significant management judgement to make estimates and assumptions surrounding projected revenues and costs, growth rates and discount rates. In the event that actual results differ from management’s estimates, the Company may need to recognize an impairment to all or a portion of the carrying value of these assets in a future period, which could materially impact the Company’s financial position and results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

For a detailed discussion of market risk and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A. of Part I. of this Annual Report on Form 10-K.

Interest Rate Risk

As of March 31, 2024, the Company had $8.1 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $64,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

Market Concentration Risk

The Company’s financial results are closely tied to sales to its top two customers, which represented approximately 61% of the Company’s gross sales in fiscal year 2024. In addition, 40% of the Company’s gross sales in fiscal year 2024 consisted of licensed products, which included 24% of sales associated with the Company’s license agreements with affiliated companies of Disney. The Company’s results could be materially impacted by the loss of one or more of these licenses.

ITEM 8. Financial Statements and Supplementary Data

See pages 23 and F-1 through F-22 of this Annual Report.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act (“ICFR”). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of ICFR based on the framework and the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that ICFR was effective as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s ICFR as required by Rule 13a-15(d) under the Exchange Act and, in connection with such evaluation, determined that no changes occurred during the Company’s fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. Other Information

During the quarter ended March 31, 2024, none of the Company’s directors or officers informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2024 (the “Proxy Statement”) under the following captions, and the information under such captions is incorporated herein by reference:

●	Board of Directors and Corporate Governance – Board of Directors
●	Board of Directors and Corporate Governance – Director Nominees
●	Board of Directors and Corporate Governance – Continuing Directors
●	Board of Directors and Corporate Governance – Director Qualifications
●	Board of Directors and Corporate Governance – Director Independence
●	Board of Directors and Corporate Governance – Board Committees
●	Board of Directors and Corporate Governance – Attendance at Board Committee Meetings and the Annual Meeting of Stockholders
●	Board of Directors and Corporate Governance – Director Nomination Process
●	Board of Directors and Corporate Governance – Board Diversity
●	Board of Directors and Corporate Governance – Code of Business Conduct and Ethics; Code of Conduct for Directors
●	Proposal 1 – Election of Directors
●	Director Compensation
●	Executive Compensation – Executive Officers
●	Executive Compensation – Compensation Discussion and Analysis – Employment, Severance and Compensation Arrangements
●	Report of the Audit Committee
●	Stock Ownership Information – Delinquent Section 16(a) Reports
●	Certain Relationships and Related Transactions

ITEM 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement under the following captions, and the information under such captions is incorporated herein by reference:

●	Board of Directors and Corporate Governance – Board Committees – Compensation Committee
●	Director Compensation
●	Executive Compensation (excluding Pay Versus Performance)
●	Board of Directors and Corporate Governance – Compensation Committee Interlocks and Insider Participation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement under the following caption, and the information under such caption is incorporated herein by reference:

●	Stock Ownership Information – Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of March 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2006 Omnibus Incentive Plan	52,500	$7.90	0

2014 Omnibus Equity Compensation Plan	553,000	$7.46	0

2021 Incentive Plan	290,000	$5.75	439,027

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement under the following captions, and the information under such captions is incorporated herein by reference:

●	Introductory Paragraph to Board of Directors and Corporate Governance
●	Board of Directors and Corporate Governance – Director Independence
●	Board of Directors and Corporate Governance – Board Committees
●	Certain Relationships and Related Transactions

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement under the following captions, and the information under such captions is incorporated herein by reference:

●	Board of Directors and Corporate Governance – Board Committees – Audit Committee
●	Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8. of this Annual Report:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of March 31, 2024 and April 2, 2023
- Consolidated Statements of Income for the Fiscal Years Ended March 31, 2024 and April 2, 2023
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended March 31, 2024 and April 2, 2023
- Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2024 and April 2, 2023
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

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at			Balance at
	Beginning	Charged to		End of
	of Period	Expenses	Deductions	Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended April 2, 2023
Allowance for customer deductions	$945	$5,746	$5,217	$1,474

Year Ended March 31, 2024
Allowance for customer deductions	$1,474	$6,139	$6,443	$1,170
Allowance for expected credit losses	$0	$316	$0	$316

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

Exhibit
Number		Description of Exhibits
2.1	—	Equity Purchase Agreement, dated as of March 17, 2023, between the Company and H Enterprises International, LLC (“HEI”). (31)
2.2	—	Letter Agreement dated as of July 28, 2023 between the Company and HEI. (33)
2.3	—	Letter Agreement dated as of September 15, 2023 between the Company and HEI. (34)
2.4	—	Letter Agreement dated as of September 29, 2023 between the Company and HEI. (35)
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (10)
3.3	—	Amended and Restated Bylaws of the Company, effective as of November 14, 2023. (36)
4.1*	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 14, 2012). (12)
4.2*	—	Form of Non-Qualified Stock Option Agreement (Employees). (4)
4.3*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (14)
4.4*	—	Form of Non-Qualified Stock Option Grant Agreement. (15)
4.5*	—	Form of Restricted Stock Grant Agreement. (15)
4.6*	—	Crown Crafts, Inc. 2021 Incentive Plan. (26)
4.7*	—	Form of Incentive Stock Option Grant Agreement. (27)
4.8*	—	Form of Nonstatutory Stock Option Grant Agreement. (27)
4.9*	—	Form of Restricted Stock Grant Agreement. (27)
4.10*	—	Form of Performance Share Grant Agreement (effective February 23, 2022). (28)
4.11	—	Description of Capital Stock (37)
10.1	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)
10.2	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)

10.3	—

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

10.9	—	Ninth Amendment to Financing Agreement dated May 21, 2013 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (13)
10.10	—	Tenth Amendment to Financing Agreement dated as of December 28, 2015 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (16)
10.11	—	Eleventh Amendment to Financing Agreement dated as of March 31, 2016 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (17)
10.12*	—	Amendment No. 1 to the Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (18)
10.13*	—	Form of Incentive Stock Option Grant Agreement (effective November 2016). (18)
10.14*	—	Form of Nonqualified Stock Option Grant Agreement (effective November 2016). (18)
10.15*	—	Form of Restricted Stock Grant Agreement (effective November 2016). (18)
10.16	—	Joinder Agreement dated as of August 4, 2017 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc., Carousel Acquisition, LLC and The CIT Group/Commercial Services, Inc. (19)
10.17	—

Twelfth Amendment to Financing Agreement dated as of December 15, 2017 by and among the Company, Hamco, Inc., Carousel Designs, LLC, Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (20)

10.18	—

Thirteenth Amendment to Financing Agreement dated as of August 7, 2018 by and among the Company, Hamco, Inc., Carousel Designs, LLC, Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (21)

10.19*	—	Employment Agreement dated January 18, 2019 by and between NoJo Baby & Kids, Inc. and Donna Sheridan. (22)
10.20*	—	Amendment to Amended and Restated Employment and Severance Protection Agreement dated as of April 14, 2022 by and between the Company and E. Randall Chestnut. (29)
10.21*	—	Employment Agreement dated February 22, 2021 by and between the Company and Craig Demarest. (23)
10.22*	—	Letter Agreement regarding Employment Agreement dated February 22, 2021 by and between the Company and Craig Demarest. (25)
10.23	—

Fourteenth Amendment to Financing Agreement dated as of May 31, 2021, by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Carousel Designs, LLC and The CIT Group/Commercial Services, Inc. (24)

10.24*	—	Performance Share Award Certificate, dated March 1, 2022, between the Company and Olivia W. Elliott. (28)
10.25*	—	Performance Share Award Certificate, dated March 1, 2022, between the Company and Donna E. Sheridan. (28)
10.26*	—	Amendment to Employment Agreement dated June 7, 2022 by and between the Company and Olivia W. Elliott. (30)

10.27	—

Fifteenth Amendment to Financing Agreement dated as of June 2, 2022, by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Carousel Designs, LLC and The CIT Group/Commercial Services, Inc. (30)

10.28	—

Sixteenth Amendment to Financing Agreement, dated as of March 17, 2023, by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Manhattan Group, LLC, Manhattan Toy Europe Limited and the CIT Group/Commercial Services, Inc. (31)

10.29*	—	Amended and Restated Employment Agreement dated June 13, 2023 by and between the Company and Olivia W. Elliott. (32)
14.1	—	Code of Ethics. (2)
21.1	—	Subsidiaries of the Company. (37)
23.1	—	Consent of KPMG LLP. (37)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (37)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (37)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (38)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (38)
97.1	—	Crown Crafts, Inc. Policy for the Recovery of Erroneously Awarded Compensation, Effective as of October 2, 2023. (37)
101	—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, formatted as interactive data files in iXBRL (Inline eXtensible Business Reporting Language):

(i)    Consolidated Statements of Income;

(ii)   Consolidated Balance Sheets;

(iii)  Consolidated Statements of Changes in Shareholders’ Equity;

(iv)   Consolidated Statements of Cash Flows; and

(v)    Notes to Consolidated Financial Statements.

104		Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(4)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(12)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(14)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(15)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2016.
(18)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 7, 2017.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 18, 2017.
(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018.
(22)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 22, 2019.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 22, 2021.
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 3, 2021.
(25)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021.

(26)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 28, 2021.
(27)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 11, 2021.
(28)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated March 1, 2022.
(29)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 15, 2022.
(30)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended April 3, 2022.
(31)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 20, 2023.
(32)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 15, 2023.
(33)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(34)	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(35)	Incorporated herein by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(36)	Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(37)	Filed herewith.
(38)	Furnished herewith.

ITEM 16. Form 10-K Summary

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Crown Crafts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the Company) as of March 31, 2024 and April 2, 2023, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and April 2, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of certain anticipated returns and claims, expected credit losses, and chargebacks

As discussed in Note 2 to the consolidated financial statements, the Company estimates a provision for certain allowances from revenues recognized through sales made to its customers. These allowances include anticipated returns and claims, expected credit losses, and chargebacks related to negotiated customer terms and discounts.  These allowances are estimated using the Company’s historical experience with actual returns, claims, payments, credit losses, and chargebacks considering events that could result in a change from historical experience on a per-customer basis.

We identified the evaluation of certain anticipated returns and claims, expected credit losses, and chargebacks as a critical audit matter. Subjective auditor judgment was required to assess the relevance of historical experience used in estimating these allowances by determining if historical experience is indicative of future experience.

The following are the primary procedures we performed to address this critical audit matter. We assessed the relevance of historical experience used in estimating these allowances by 1) evaluating the Company’s assessment of current business and economic conditions, including comparing to relevant industry data and 2) analyzing certain allowances by customer to identify unusual trends. We evaluated the Company’s assessment of the relevance of historical experience for certain anticipated returns and claims, and chargebacks by comparing a sample of actual returns and claims, and chargebacks to the allowance previously recorded. We also performed sensitivity analyses over the historical credit loss experience to assess the impact of possible changes in the historical experience on the allowance for expected credit losses.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Baton Rouge, Louisiana

June 28, 2024

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND APRIL 2, 2023

(amounts in thousands, except share and per share amounts)

	March 31, 2024	April 2, 2023

ASSETS
Current assets:
Cash and cash equivalents	$829	$1,742
Accounts receivable (net of allowances of $1,486 at March 31, 2024 and $1,474 at April 2, 2023):
Due from factor	18,584	20,740
Other	3,819	2,068
Inventories	29,709	34,211
Prepaid expenses	1,883	1,614
Total current assets	54,824	60,375

Operating lease right of use assets	14,949	17,305

Property, plant and equipment - at cost:
Vehicles	-	182
Leasehold improvements	493	473
Machinery and equipment	5,062	4,333
Furniture and fixtures	477	408
Property, plant and equipment - gross	6,032	5,396
Less accumulated depreciation	4,376	3,677
Property, plant and equipment - net	1,656	1,719

Finite-lived intangible assets - at cost:
Customer relationships	8,174	8,174
Other finite-lived intangible assets	4,766	4,766
Finite-lived intangible assets - gross	12,940	12,940
Less accumulated amortization	10,068	9,467
Finite-lived intangible assets - net	2,872	3,473

Goodwill	7,926	7,912
Deferred income taxes	277	-
Other	202	188
Total Assets	$82,706	$90,972

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,502	$7,548
Accrued wages and benefits	813	1,087
Accrued royalties	290	614
Dividends payable	843	815
Operating lease liabilities, current	3,587	2,427
Other accrued liabilities	426	566
Total current liabilities	10,461	13,057

Non-current liabilities:
Long-term debt	8,112	12,674
Deferred income taxes	-	815
Operating lease liabilities, noncurrent	12,138	14,889
Reserve for unrecognized tax liabilities	394	323
Total non-current liabilities	20,644	28,701

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at March 31, 2024 and April 2, 2023; Issued 13,208,226 shares at March 31, 2024 and 13,051,814 shares at April 2, 2023	132	131
Additional paid-in capital	57,888	57,126
Treasury stock - at cost - 2,897,507 shares at March 31, 2024 and April 2, 2023	(15,821)	(15,821)
Retained Earnings	9,402	7,778
Total shareholders' equity	51,601	49,214
Total Liabilities and Shareholders' Equity	$82,706	$90,972

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED MARCH 31, 2024 AND APRIL 2, 2023

(amounts in thousands, except per share amounts)

	2024	2023

Net sales	$87,632	$75,053
Cost of products sold	64,632	55,225
Gross profit	23,000	19,828
Marketing and administrative expenses	16,105	12,655
Income from operations	6,895	7,173
Other (expense) income:
Interest (expense) income - net of interest income	(734)	81
Gain on insurance proceeds received for damage to equipment	-	34
Gain on sale of property, plant and equipment	58	2
Other income - net	9	136
Income before income tax expense	6,228	7,426
Income tax expense	1,334	1,776
Net income	$4,894	$5,650

Weighted average shares outstanding:
Basic	10,210	10,102
Effect of dilutive securities	4	18
Diluted	10,214	10,120

Earnings per share - basic and diluted	$0.48	$0.56

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FISCAL YEARS ENDED MARCH 31, 2024 AND APRIL 2, 2023

	Common Shares		Treasury Shares		Additional		Total
	Number of		Number of		Paid-in	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(Dollar amounts in thousands)

Balances - April 3, 2022	12,944,918	$129	(2,864,698)	$(15,614)	$55,925	$5,361	$45,801

Issuance of shares	106,896	2	-	-	96	-	98
Stock-based compensation	-	-	-	-	1,105	-	1,105
Acquisition of treasury stock	-	-	(32,809)	(207)	-	-	(207)
Net income	-	-	-	-	-	5,650	5,650
Dividend declared on common stock - $0.32 per share	-	-	-	-	-	(3,233)	(3,233)

Balances - April 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,126	$7,778	$49,214

Issuance of shares	156,412	1	-	-	(1)	-	-
Stock-based compensation	-	-	-	-	763	-	763
Net income	-	-	-	-	-	4,894	4,894
Dividends declared on common stock - $0.32 per share	-	-	-	-	-	(3,270)	(3,270)

Balances - March 31, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$57,888	$9,402	$51,601

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED MARCH 31, 2024 AND APRIL 2, 2023

(amounts in thousands)

	2024	2023
Operating activities:
Net income	$4,894	$5,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	835	688
Amortization of intangibles	601	481
Amortization of right of use assets	4,344	2,121
Deferred income taxes	(1,092)	(205)
Gain on insurance proceeds received for damage to equipment	-	(34)
Gain on sale of property, plant and equipment	(58)	(2)
Reserve for unrecognized tax liabilities	71	(416)
Stock-based compensation	763	1,105
Changes in assets and liabilities:
Accounts receivable	453	3,530
Inventories	4,016	(593)
Prepaid expenses	(269)	(233)
Other assets	(14)	(9)
Lease liabilities	(3,580)	(2,265)
Accounts payable	(3,142)	(854)
Accrued liabilities	(738)	(1,226)
Net cash provided by operating activities	7,084	7,738
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(786)	(813)
Insurance proceeds received for damage to equipment	-	34
Proceeds from sale of property, plant and equipment	105	2
Payment to acquire Manhattan and MTE, net of cash acquired	-	(16,136)
Aggregate adjustment from the Manhattan and MTE acquisition	488	-
Net cash used in investing activities	(193)	(16,913)
Financing activities:
Repayments under revolving line of credit	(75,274)	(1,746)
Borrowings under revolving line of credit	70,712	14,420
Purchase of treasury stock from related parties	-	(207)
Issuance of common stock	-	98
Dividends paid	(3,242)	(3,246)
Net cash (used in) provided by financing activities	(7,804)	9,319
Net (decrease) increase in cash and cash equivalents	(913)	144
Cash and cash equivalents at beginning of period	1,742	1,598
Cash and cash equivalents at end of period	$829	$1,742

Supplemental cash flow information:
Income taxes paid	$2,747	$1,142
Interest paid	818	45

Noncash activities:
Property, plant and equipment purchased but unpaid	(32)	(43)
Dividends declared but unpaid	(843)	(815)

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

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2024” or “2024” represent the 52-week period ended March 31, 2024, and references herein to “fiscal year 2023” or “2023” represent the 52-week period ended April 2, 2023.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the consolidated statements of income and cash flows. Significant estimates are made with respect to:

●	Allowances related to accounts receivable for expected credit losses and for customer deductions for returns, allowances and disputes,
●	Inventory reserves for discontinued finished goods, and
●	A reserve for unrecognized tax liabilities in respect of the tax impact of state apportionment percentages.

Actual results could differ materially from these estimates.

Cash and Cash Equivalents: The Company’s credit facility consists of a revolving line of credit under a financing agreement with The CIT Group/Commercial Services (“CIT”). The Company classifies a negative balance outstanding under this revolving line of credit as cash and cash equivalents, as these amounts are legally owed to the Company and are immediately available to be drawn upon by the Company. There are no compensating balance requirements or other restrictions on the transfer of amounts associated with the Company’s depository accounts.

Financial Instruments: For short-term instruments such as cash and cash equivalents, accounts receivable and accounts payable, the Company uses carrying value as a reasonable estimate of fair value. Additionally, the Company’s long-term debt is a revolving credit facility whereby the Company uses carrying value as a reasonable estimate of fair value.

Segments and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding and blankets, bibs, soft bath products, disposable products, developmental and bath toys and accessories. Net sales of bedding, blankets and accessories and net sales of bibs, bath and disposable products for the fiscal years ended March 31, 2024 and April 2, 2023 are as follows (in thousands):

	2024	2023
Bedding, blankets and accessories	$32,036	$36,747
Bibs, toys and disposable products	55,596	38,306
Total net sales	$87,632	$75,053

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

Allowances Against Accounts Receivable: The Company estimates certain allowances from revenues recognized through sales made to its customers. These allowances include anticipated returns and claims, expected credit losses, chargebacks related to negotiated customer terms and discounts, cooperative advertising allowances, warehouse allowances, placement fees, volume rebates, coupons, discounts and other allowances.

The allowance for anticipated returns and claims is estimated based upon the Company’s historical experience with actual returns and claims, combined with the consideration of events that could result in a change from historical rates on a per-customer basis. The allowance for anticipated returns and claims is recorded as a reduction of net sales in the reporting period within which the related sales are recorded.

To reduce the Company’s exposure to expected credit losses, and to enhance the predictability of its cash flows, the Company assigns substantially all of its receivables under factoring agreements with CIT. In the event that a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. With respect to the receivables that are not assigned under factoring agreements with CIT, the Company addresses this credit risk by establishing an allowance that is intended to represent the Company’s best estimate of the expected credit losses for such receivables. In the development of this estimate, the Company makes a number of judgements utilizing the Current Expected Credit Losses (“CECL”) methodology, which requires the Company to estimate lifetime expected credit losses by specifically analyzing the receivables. This analysis incorporates an aging of the receivables, relevant payment history and historical loss experience, as well as the consideration of customer concentrations, customer creditworthiness, negotiated changes to the payment terms of customers, recent economic trends, and expectations regarding economic conditions over a reasonable and supportable future period. The allowance for expected credit losses is included in marketing and administrative expenses in the accompanying consolidated statements of income.

The allowance for chargebacks related to negotiated customer terms and discounts, cooperative advertising, warehouse allowances, placement fees, volume rebates, coupons, discounts and other allowances is recorded commensurate with sales activity or using the straight-line method, as appropriate. The majority of the Company’s allowances for such chargebacks occurs on a per-invoice basis. When a customer requests to have an agreed-upon deduction applied against the customer’s outstanding balance due to the Company, the allowances are correspondingly reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer chargebacks monthly and adjusts the allowances to appropriate levels. Since allowances associated with cooperative advertising are accrued commensurate with sales activity or using the straight-line method, as appropriate, the timing of funding requests for cooperative advertising may result in fluctuations in the allowance from period to period, although such timing should not have a material impact on the consolidated statements of income. The allowance for cooperative advertising is included in marketing and administrative expenses in the consolidated statements of income. All other allowances for chargebacks related to negotiated customer terms and discounts, warehouse allowances, placement fees, volume rebates, coupons and discounts are recorded as a reduction of net sales in the reporting period within which the related sales are recorded.

The Company’s actual experience associated with its allowances against accounts receivable in a future period may differ from the judgements, estimates, analysis and considerations employed in the development of these allowances. Thus, the Company’s allowances against accounts receivable at any point in time may be over-funded or under-funded.

Credit Concentration: The Company’s accounts receivable at March 31, 2024 amounted to $22.4 million, net of allowances of $1.5 million. Of this amount, $18.6 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at April 2, 2023 amounted to $22.8 million, net of allowances of $1.5 million. Of this amount, $20.7 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

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

Leases: The Company capitalizes most of its operating lease obligations as right of use assets and recognizes corresponding lease liabilities. The Company elects to use the practical expedient that permits the Company to exclude short-term agreements of less than 12 months from capitalization. The Company is a party to various operating leases for offices, warehousing facilities and certain office equipment. The leases expire at various dates, have varying options to renew and cancel, and may contain escalation provisions. The Company recognizes as expense non-variable lease payments ratably over the lease term. The key estimates for the Company’s leases include the discount rate used to discount the unpaid lease payment to present value and the lease term. The Company’s leases generally do not include a readily determinable implicit rate; therefore, management determined the incremental borrowing rate to discount the lease payment based on the information available at lease commencement. For purposes of such estimates, a lease term includes the noncancellable period under the applicable lease.

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

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying consolidated statements of income and amounted to $5.3 million and $5.2 million for the fiscal years ended March 31, 2024 and April 2, 2023, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s effective tax rate, which is based on the Company’s pre-tax income, as adjusted for certain expenses within the consolidated statements of income that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of income, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits. The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; taxable years open to examination as of March 31, 2024 were the fiscal years ended March 31, 2024, April 2, 2023, April 3, 2022, March 28, 2021, March 29, 2020 and March 31, 2019.

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

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during the fiscal years ended March 31, 2024 and April 2, 2023 of $43,000 and $73,000, respectively, in the accompanying consolidated statements of income.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of income. During the fiscal years ended March 31, 2024 and April 2, 2023, the Company accrued $28,000 and $45,000, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired.

In August 2020, the Company received notification from the Franchise Tax Board of the State of California (the “FTB”) of its intention to examine the Company’s California consolidated income tax returns that the Company had filed for the fiscal years ended April 2, 2017, April 1, 2018 and March 31, 2019. On May 30, 2023, the Company and the FTB entered into an agreement to settle (“Settlement Agreement”) the FTB’s proposed assessment of additional income tax in respect of these consolidated income tax returns under examination for the amount of $442,000, payment of which was made by the Company to the FTB on May 31, 2023. Because the examination was ongoing as of April 2, 2023, and because the Settlement Agreement was entered into prior to the issuance of the accompanying consolidated financial statements for the fiscal year ended April 2, 2023, the Company recorded the effect of the Settlement Agreement in the accompanying consolidated balance sheet as of April 2, 2023 and the consolidated statement of income for the fiscal year ended April 2, 2023. The Company’s adjustment to its reserve for unrecognized tax liabilities associated with the tax returns under examination resulted in a discrete income tax benefit during the fiscal year ended April 2, 2023, net of the impact of federal income tax, of $81,000, and a net decrease to interest expense of $86,000.

In February 2021, the Company was notified by the U.S. Internal Revenue Service (the “IRS”) that it had selected for examination the Company’s original and amended federal consolidated income tax returns that the Company had filed for its fiscal year ended April 2, 2017. On March 15, 2023, the Company agreed to accept the proposal by the IRS to disallow the Company’s claim for refund in the amount of $81,000 that was associated with the Company’s amended federal consolidated income tax return for the fiscal year ended April 2, 2017, which amount was recorded as a discrete income tax charge during the fiscal year ended April 2, 2023.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the consolidated statements of income and amounted to $572,000 and $422,000 for the fiscal years ended March 31, 2024 and April 2, 2023, respectively.

Business Combinations: The Company accounts for acquisitions using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. An acquisition is accounted for as a purchase and the appropriate account balances and operating activities are recorded in the Company’s consolidated financial statements as of the acquisition date and thereafter. Assets acquired, liabilities assumed and noncontrolling interests, if any, are measured at fair value as of the acquisition date using the appropriate valuation method. The Company may engage an independent third party to assist with these measurements. Goodwill resulting from an acquisition is recognized for the excess of the purchase price over the fair value of the tangible and identifiable intangible assets, less the liabilities assumed.

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

Recently-Issued Accounting Standards: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the objective of which is to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. Because this methodology restricted the recognition of credit losses that are expected, but did not yet meet the “probable” threshold, ASU No. 2016-13 was issued to require the consideration of a broader range of reasonable and supportable information when determining estimates of credit losses. The ASU is to be applied using a modified retrospective approach, and the ASU could have been early-adopted in the fiscal year that began after December 15, 2018. When issued, ASU No. 2016-13 was required to be adopted no later than the fiscal year beginning after December 15, 2019, but on November 15, 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which provided for the deferral of the effective date of ASU No. 2016-13 for a registrant that is a smaller reporting company to the first interim period of the fiscal year beginning after December 15, 2022. Accordingly, the Company adopted ASU No. 2016-13 effective as of April 3, 2023. Because the Company assigns substantially all of its trade accounts receivable under factoring agreements with CIT, the adoption of the ASU has not had a significant impact on the Company’s financial position, results of operations and related disclosures.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, the objective of which is to clarify or improve disclosure and presentation requirements and to align the requirements in the FASB ASC with the SEC’s regulations. In August 2018, the SEC issued guidance in which the SEC referred certain of its disclosure requirements that overlap with GAAP to the FASB for potential incorporation into the FASB ASC. The amendments in ASU No. 2023-06 are the result of the FASB’s decision to incorporate into the FASB ASC 14 of the 27 disclosures referred by the SEC. The FASB noted that the disclosure requirements in the SEC’s guidance and the FASB ASC should not be duplicated in both places. Accordingly, although the ASU was required to be adopted upon issuance, each amendment to the FASB ASC included in the ASU will not become effective until the effective date upon which the related SEC disclosure is no longer required. The amendments in this ASU are to be applied prospectively, and early application of the amendments is prohibited. The Company does not anticipate that the adoption of ASU No. 2023-06 will have a significant impact on the Company’s financial position, results of operations and related disclosures.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, the objective of which is to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU are required to be adopted for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating the guidance of ASU No. 2023-09 against its existing disclosures related to income tax disclosures.

The Company has determined that all other ASU’s issued which had become effective as of March 31, 2024, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventories

As of March 31, 2024 and April 2, 2023, the Company’s balances of inventory were $29.7 million and $34.2 million, respectively, nearly all of which were finished goods.

Note 4 – Acquisition

On the March 17, 2023 (the “Closing Date”), the Company acquired Manhattan and MTE, Manhattan’s wholly-owned subsidiary, from H Enterprises International, LLC (“HEI”) (“the Manhattan Acquisition”), for a purchase price of $17.0 million, subject to adjustments for cash as of the Closing Date and to the extent that actual net working capital as of the Closing Date differed from target net working capital of $13.75 million (the “Aggregate Adjustment”). The Manhattan Acquisition was funded with cash available on the Closing Date and borrowings under the Company’s revolving line of credit with CIT. On September 29, 2023, the Company and HEI agreed to a settlement of the Aggregate Adjustment, pursuant to which HEI paid $509,000 to the Company, which included interest income of $21,000.

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

The acquisition cost paid on the Closing Date amounted to $17.4 million, which included an estimate for cash as of the Closing Date and an estimate for the net working capital acquired. The settlement of the Aggregate Adjustment resulted in a decrease of the acquisition cost to $16.9 million. The following table represents the Company’s allocation of this acquisition cost (in thousands) to the identifiable assets acquired and the liabilities assumed based on their respective estimated fair values as of the acquisition date. The excess of the acquisition cost over the estimated fair value of the identifiable net assets acquired is reflected as goodwill.

Tangible assets:
Cash and cash equivalents	$1,270
Accounts receivable	3,160
Inventories	12,479
Prepaid expenses	350
Other assets	91
Operating lease right of use assets	1,009
Property, plant and equipment	194
Total tangible assets	18,553
Amortizable intangible assets:
Tradename	300
Licensing relationships	200
Customer relationships	800
Total amortizable intangible assets	1,300
Goodwill	801
Total acquired assets	20,654

Liabilities assumed:
Accounts payable	2,048
Accrued wages and benefits	370
Operating lease liabilities, current	226
Other accrued liabilities	308
Operating lease liabilities, noncurrent	783
Total liabilities assumed	3,735
Net acquisition cost	$16,919

Based upon the allocation of the acquisition cost, the Company recognized $787,000 of goodwill as of the Closing Date, the entirety of which was assigned to the reporting unit of the Company that produces and markets infant and toddler bibs, developmental toys, feeding, bath care and disposable products, and the entirety of which is expected to be deductible for income tax purposes. In accordance with FASB ASC Topic 805, The financial statements as of and for the fiscal year ended April 2, 2023 were not retrospectively adjusted for any measurement-period adjustments that occurred during the fiscal year ended March 31, 2024. Rather, the adjustments to provisional amounts that were identified during the measurement period were recorded during the fiscal year ended March 31, 2024, which is the reporting period in which the adjustments were determined. The Company considers the measurement period to have ended as of March 31, 2024 and further considers all measurement period adjustments to be final. The following table represents the adjustments made to the amount of goodwill during the fiscal year ended March 31, 2024.

Amount of goodwill recognized based upon the preliminary allocation of the acquisition cost	$787,000
Adjustments made during the fiscal year ended March 31, 2024:
Settlement of the Aggregate Adjustment	(488,000)
Increases to pre-acquisition accounts receivable	(48,000)
Reductions to inventory as of the Closing Date	486,000
Increases to pre-acquisition accounts payable	64,000
Net adjustments made during the fiscal year ended March 31, 2024	14,000

Amount of goodwill recognized as of March 31, 2024	$801,000

The Manhattan Acquisition resulted in net sales of $18.5 million and $773,000 of developmental toy, feeding and baby care products during the fiscal years ended March 31, 2024 and April 2, 2023, respectively. Manhattan recorded amortization expense associated with the acquired amortizable intangible assets of $120,000 during the fiscal year ended March 31, 2024, which is included in marketing and administrative expenses in the consolidated statements of income. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 10 years for the customer and licensing relationships and 11 years on a weighted-average basis for the grouping taken together.

The Company determined, on a pro forma basis, that the combined net sales of the Company and Manhattan, giving effect to the Manhattan Acquisition as if it had been completed on March 29, 2021, is $100.8 million for the fiscal year ended April 2, 2023, and the combined net income for the fiscal year ended April 2, 2023 is $2.8 million. These amounts combine the net sales and net income (or loss, as applicable) from the Company’s consolidated statements of income for the fiscal year ended April 2, 2023 with the respective amounts from Manhattan’s consolidated statements of operations for its fiscal year ended December 31, 2022. The combined amounts of net income or loss include adjustments related to the amortization of the amortizable intangible assets acquired and estimates of the interest expense and income tax expense or benefit that would have been incurred, but otherwise do not reflect the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any revenue, tax or other synergies that may result from the Manhattan Acquisition.

Note 5 – Financing Arrangements

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of income, were $353,000 and $287,000 during the fiscal years ended March 31, 2024 and April 2, 2023, respectively. There were no advances on the factoring agreements at March 31, 2024 or April 2, 2023.

Credit Facility: The Company’s credit facility at March 31, 2024 consisted of a revolving line of credit under a financing agreement with CIT of up to $35.0 million, which includes a $1.5 million sub-limit for letters of credit. The financing agreement matures on July 11, 2028, bears interest at the rate of prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and which is secured by a first lien on all assets of the Company. At March 31, 2024, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the SOFR option, which was 6.9%. The financing agreement also provides for the payment by CIT to the Company of interest on daily negative balances, if any, held by CIT at the rate of prime as of the beginning of the calendar month minus 2.0%.

As of March 31, 2024, there was a balance of $8.1 million owed on the revolving line of credit, there was no letter of credit outstanding and $19.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of April 2, 2023, there was a balance of $12.7 million owed on the revolving line of credit, there was no letter of credit outstanding and $20.0 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in material compliance with these covenants as of March 31, 2024.

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

For calendar years 2024, 2023 and 2022, the Board established the employer matching contributions at 100% of the first 2% of employee contributions and 50% of the next 3% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account, then the unvested portion of the matching employer amount in their account is forfeited when the employee receives a distribution from their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company’s matching contributions to the 401(k) Plan, net of the utilization of forfeitures, were $320,000 and $293,000 for the fiscal years ended March 31, 2024 and April 2, 2023, respectively.

Note 7 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, developmental toys, bath care and disposable products. The goodwill of the reporting units of the Company as of March 31, 2024 and April 2, 2023 amounted to $30.8 million, which is reflected in the accompanying consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.9 million.

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

Other Intangible Assets: Other intangible assets as of March 31, 2024 and April 2, 2023 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of March 31, 2024 and April 2, 2023, the amortization expense for the fiscal years ended March 31, 2024 and April 2, 2023, the entirety of which has been included in marketing and administrative expenses in the accompanying consolidated statements of income, are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Fiscal Year Ended
	March 31,	April 2,	March 31,	April 2,	March 31,	April 2,
	2024	2023	2024	2023	2024	2023
Tradename and trademarks	$2,867	$2,867	$2,185	$2,025	$160	$140
Non-compete covenants	98	98	98	98	-	-
Patents	1,601	1,601	1,107	1,055	52	52
Customer relationships	8,174	8,174	6,658	6,289	369	289
Licensing relationships	200	200	20	-	20	-
Total other intangible assets	$12,940	$12,940	$10,068	$9,467	$601	$481

The Company estimates that its amortization expense will be $537,000, $422,000, $395,000, $349,000 and $211,000 in fiscal years 2025, 2026, 2027, 2028 and 2029, respectively.

Note 8 – Leases

During the fiscal years ended March 31, 2024 and April 2, 2023, the Company capitalized operating lease obligations as right of use assets and recognized corresponding lease liabilities in the amount of $993,000 and $17.3 million. The Company made cash payments related to its recognized operating leases of $3.6 million and $2.3 million during the fiscal years ended March 31, 2024 and April 2, 2023, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying consolidated statements of cash flows. The Company recognized noncash reductions to its operating right of use assets resulting from reductions to its lease liabilities in the amount of $1.0 million and $224,000 during the fiscal years ended March 31, 2024 and April 2, 2023, respectively. As of March 31, 2024 and April 2, 2023, the Company’s operating leases had weighted-average discount rates of 6.0% and 5.9%, respectively, and weighted-average remaining lease terms of 3.9 years and 5.0 years, respectively.

During the fiscal years ended March 31, 2024 and April 2, 2023, the Company classified its operating lease costs within the accompanying consolidated statements of income as follows (in thousands):

	2024	2023
Cost of products sold	$3,956	$1,938
Marketing and administrative expenses	388	183
Total operating lease costs	$4,344	$2,121

The maturities of the Company’s operating lease liabilities as of March 31, 2024 are as follows (in thousands):

Fiscal Year
2025	$4,428
2026	4,510
2027	4,189
2028	3,952
2029	663
Total undiscounted operating lease payments	17,742
Less imputed interest	2,017
Operating lease liabilities - net	$15,725

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

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2021 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2021 Plan is administered by the Compensation Committee of the Board, which selects eligible employees, non-employee directors and other individuals to participate in the 2021 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of stock options) and other terms of individual awards. At March 31, 2024, 439,000 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. During fiscal years 2024 and 2023, the Company recorded $763,000 and $1.1 million of stock-based compensation, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2024.

Stock Options: The following table represents stock option activity for fiscal years 2024 and 2023:

	2024		2023
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$7.32	735,500	$7.39	635,500
Granted	5.20	170,000	6.54	120,000
Exercised	-	-	4.92	(20,000)
Expired	6.14	(10,000)	-	-
Outstanding at End of Period	6.93	895,500	7.32	735,500
Exercisable at End of Period	7.41	665,500	7.42	499,000

At March 31, 2024, the intrinsic value of the outstanding and exercisable stock options was $33,000 and $24,000, respectively. There were no stock options exercised during the fiscal year ended March 31, 2024. The intrinsic value of the stock options exercised during the fiscal year ended April 2, 2023 was $127,000. The Company did not receive any cash from the exercise of stock options during the fiscal year ended April 2, 2023. Upon the exercise of stock options, participants may choose to surrender to the Company those shares from the option exercise necessary to satisfy the exercise amount and their income tax withholding obligations that arise from the option exercise. The effect on the cash flow of the Company from these “cashless” option exercises is that the Company remits cash on behalf of the participant to satisfy his or her income tax withholding obligations. The Company used cash to remit the required income tax withholding amounts from “cashless” option exercises of $10,000 during fiscal year 2023. As of April 2, 2023, the intrinsic value of both the outstanding and exercisable stock options was $87,000.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options awarded to certain employees during fiscal years 2024 and 2023, which options vest over a two-year period, assuming continued service.

	Fiscal Year Ended
	March 31, 2024			April 2, 2023
Number of options issued	40,000	10,000	120,000	120,000
Grant date	March 26, 2024	November 14, 2023	June 21, 2023	June 7, 2022
Dividend yield	6.07%	7.60%	6.08%	4.89%
Expected volatility	20.00%	20.00%	25.00%	30.00%
Risk free interest rate	4.38%	4.56%	4.29%	2.95%
Contractual term (years)	10.00	10.00	10.00	10.00
Expected term (years)	3.00	3.00	3.00	4.00
Forfeiture rate	5.00%	5.00%	5.00%	5.00%
Exercise price (grant-date closing price) per option	$5.27	$4.21	$5.26	$6.54
Fair value per option	$0.32	$0.20	$0.46	$0.90

For the fiscal years ended March 31, 2024 and April 2, 2023, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended March 31, 2024
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2022	$10	$21	$31
2023	22	32	54
2024	9	11	20

Total stock option compensation	$41	$64	$105

	Fiscal Year Ended April 2, 2023
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2021	$4	$41	$45
2022	40	86	126
2023	17	24	41

Total stock option compensation	$61	$151	$212

A summary of stock options outstanding and exercisable as of March 31, 2024 is as follows:

					Weighted-		Weighted-
				Weighted-	Avg. Exercise		Avg. Exercise
			Number	Avg. Remaining	Price of	Number	Price of
Exercise			of Options	Contractual	Options	of Options	Options
Price			Outstanding	Life in Years	Outstanding	Exercisable	Exercisable
$4.00	-	4.99	105,000	6.09	$4.78	95,000	$4.84
$5.00	-	5.99	180,000	8.84	$5.33	20,000	$5.90
$6.00	-	6.99	120,000	8.19	$6.54	60,000	$6.54
$7.00	-	7.99	365,500	5.22	$7.74	365,500	$7.74
$8.00	-	8.99	55,000	1.20	$8.38	55,000	$8.38
$9.00	-	9.99	70,000	2.19	$9.60	70,000	$9.60
			895,500	5.96	$6.93	665,500	$7.41

As of March 31, 2024, total unrecognized stock-option compensation costs amounted to $63,000, which will be recognized as the underlying stock options vest over a weighted-average period of 8.8 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

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

Non-vested Stock Granted to Employees: The following shares of non-vested stock were granted to certain of the Company’s employees:

Number of Shares	Fair Value per Share	Grant Date	Vesting Date
70,000	$5.27	March 26, 2024	March 26, 2027
26,000	4.77	August 14, 2023	August 14, 2024
40,000	5.85	March 21, 2023	March 21, 2025
25,000	7.98	June 9, 2021	June 9, 2022
10,000	7.60	February 22, 2021	February 22, 2023
20,000	4.92	June 10, 2020	June 10, 2022

These shares vest on the dates indicated, assuming continued service. In June 2022 and February 2023, 45,000 shares and 10,000 shares, respectively, that had been granted to certain of the Company’s employees vested, having an aggregate value of $293,000 and $57,000 respectively.

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

For the fiscal years ended March 31, 2024 and April 2, 2023, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of income, as follows (in thousands):

Stock Granted in Fiscal Year	2024	2023
2021	$-	$48
2022	185	576
2023	195	269
2024	278	-

Total stock grant compensation	$658	$893

As of March 31, 2024, total unrecognized compensation expense related to the Company’s non-vested stock grants was $689,000, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 10.3 months. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unearned or unvested grants as of such individual’s separation date.

Note 10 – Income Taxes

The Company’s income tax provision for fiscal years 2024 and 2023 is summarized below (in thousands):

	Fiscal year ended March 31, 2024
	Current	Deferred	Total
Income tax expense (benefit) on current year income:
Federal	$2,065	$(883)	$1,182
State	346	(209)	137
Foreign	14	-	14
Total income tax expense (benefit) on current year income	2,425	(1,092)	1,333
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	43	-	43
Adjustment to prior year provision	(68)	-	(68)
Tax shortfall related to stock-based compensation	26	-	26
Income tax expense - discrete items	1	-	1
Total income tax expense (benefit)	$2,426	$(1,092)	$1,334

	Fiscal year ended April 2, 2023
	Current	Deferred	Total
Income tax expense (benefit) on current year income:
Federal	$1,540	$(169)	$1,371
State	381	(36)	345
Foreign	10	-	10
Total income tax expense (benefit) on current year income	1,931	(205)	1,726
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	(7)	-	(7)
Adjustment to prior year provision	51	-	51
Tax shortfall related to stock-based compensation	6	-	6
Income tax expense - discrete items	50	-	50
Total income tax expense (benefit)	$1,981	$(205)	$1,776

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2024 and April 2, 2023 are as follows (in thousands):

	March 31, 2024	April 2, 2023
Deferred income tax assets:
Employee wage and benefit accruals	$148	$186
Accounts receivable and inventory reserves	585	557
Operating lease liabilities	3,892	4,286
Intangible assets	243	224
State net operating loss carryforwards	704	706
Accrued interest and penalty on unrecognized tax liabilities	18	54
Stock-based compensation	469	378
Total gross deferred income tax assets	6,059	6,391
Less valuation allowance	(704)	(706)
Deferred income tax assets after valuation allowance	5,355	5,685

Deferred income tax liabilities:
Prepaid expenses	(552)	(610)
Operating lease right of use assets	(3,700)	(4,283)
Intangible assets	(666)	(1,390)
Property, plant and equipment	(160)	(217)
Total deferred income tax liabilities	(5,078)	(6,500)
Net deferred income tax assets (liabilities)	$277	$(815)

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of March 31, 2024 and April 2, 2023 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

The following table sets forth the reconciliation of the beginning and ending amounts of unrecognized tax liabilities for fiscal years ended March 31, 2024 and April 2, 2023 (in thousands):

	2024	2023
Balance at beginning of period	$323	$739
Additions related to current year positions	43	73
Additions related to prior year positions	28	45
Revaluations due to change in enacted tax rates	-	-
Reductions for tax positions of prior years	-	-
Reductions due to lapses of the statute of limitations	-	-
Reductions pursuant to judgements and settlements	-	(534)
Balance at end of period	$394	$323

In August 2020, the Company received notification from the FTB of its intention to examine the Company’s California consolidated income tax returns that the Company had filed for the fiscal years ended April 2, 2017, April 1, 2018 and March 31, 2019. On May 30, 2023, the Company and the FTB entered into an agreement to settle (“Settlement Agreement”) the FTB’s proposed assessment of additional income tax in respect of these consolidated income tax returns under examination for the amount of $442,000, payment of which was made by the Company to the FTB on May 31, 2023. Because the examination was ongoing as of April 2, 2023, and because the Settlement Agreement was entered into prior to the issuance of the accompanying consolidated financial statements for the fiscal year ended April 2, 2023, the Company recorded the effect of the Settlement Agreement in the accompanying consolidated balance sheet as of April 2, 2023 and the consolidated statement of income for the fiscal year ended April 2, 2023. The Company’s adjustment to its reserve for unrecognized tax liabilities associated with the tax returns under examination resulted in a discrete income tax benefit during fiscal year 2023, net of the impact of federal income tax, of $81,000, and a net decrease to interest expense of $86,000.

In February 2021, the Company was notified by the IRS that it had selected for examination the Company’s original and amended federal consolidated income tax returns that the Company had filed for its fiscal year ended April 2, 2017. On March 15, 2023, the Company agreed to accept the proposal by the IRS to disallow the Company’s claim for refund in the amount of $81,000 that was associated with the Company’s amended federal consolidated income tax return for the fiscal year ended April 2, 2017, which amount was recorded as a discrete income tax charge during the fiscal year ended April 2, 2023.

During fiscal years 2024 and 2023, the Company recorded discrete income tax charges of $26,000 and $6,000, respectively, to reflect the effect of the tax shortfall arising from the exercise of stock options and the vesting of non-vested stock during the periods.

The Company’s provision for income taxes is based upon effective tax rates of 21.4% and 23.9% in the fiscal years ended March 31, 2024 and April 2, 2023, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates, plus the net effect of various discrete items.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2024 and 2023 (amounts in thousands):

	Fiscal year ended March 31, 2024		Fiscal year ended April 2, 2023
	Amount	Percentage	Amount	Percentage
Income before income tax expense	$6,228	100.0%	$7,426	100.0%

Tax expense at federal statutory rate	$1,308	21.0%	$1,560	21.0%
State income taxes, net of Federal income tax benefit	108	1.7%	272	3.6%
Tax credits	(115)	-1.8%	(135)	-1.8%
Discrete items	1	0.0%	50	0.7%
Other - net, including foreign	32	0.5%	29	0.4%
Income tax expense	$1,334	21.4%	$1,776	23.9%

State and foreign income taxes consist primarily of amounts paid to the State of California and the People’s Republic of China, respectively.

Note 11 – Shareholders’ Equity

Dividends: The holders of shares of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Cash dividends of $0.32 per share were declared during each of fiscal years 2024 and 2023, amounting to $3.3 million and $3.2 million, respectively. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of stock. In this manner, the Company acquired 33,000 treasury shares during the fiscal year ended April 2, 2023 at a weighted-average market value of $6.31 per share. There were no such transactions during the fiscal year ended March 31, 2024.

Note 12 – Major Customers

The table below sets forth those customers that represented more than 10% of the Company’s gross sales during the fiscal years ended March 31, 2024 and April 2, 2023.

	2024	2023
Walmart Inc.	42%	51%
Amazon.com, Inc.	19%	20%

Note 13 – Commitments and Contingencies

Royalty expense amounted to $5.3 million and $5.2 million during fiscal years 2024 and 2023, respectively. The Company’s commitment for the next five fiscal years for minimum guaranteed royalty payments under its license agreements as of March 31, 2024 is $3.0 million, consisting of $2.5 million, $351,000, $90,000, $48,000 and $48,000 due in fiscal years 2025, 2026, 2027, 2028 and 2029, respectively.

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

Note 14 – Subsequent Events

The Company has evaluated events that have occurred between March 31, 2024 and the date that the accompanying financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN CRAFTS, INC.

Date: June 28, 2024	By:	/s/ Olivia W. Elliott
Olivia W. Elliott
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Olivia W. Elliott	President, Chief Executive Officer and Director	June 28, 2024
Olivia W. Elliott	(Principal Executive Officer)

/s/ Craig J. Demarest	Vice President and Chief Financial Officer (Principal Financial Officer and	June 28, 2024
Craig J. Demarest	Principal Accounting Officer)

/s/ Zenon S. Nie	Chairman of the Board of Directors	June 28, 2024
Zenon S. Nie

/s/ Michael Benstock	Director	June 28, 2024
Michael Benstock

/s/ Donald Ratajczak	Director	June 28, 2024
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 28, 2024
Patricia Stensrud