Form 10-Q
period 2024-06-30
CROWN CRAFTS INC
filed 2024-08-14
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of August 8, 2024 was 10,310,719.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2024 (UNAUDITED) AND MARCH 31, 2024
(amounts in thousands, except share and per share amounts)

	June 30, 2024	March 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,103	$829
Accounts receivable (net of allowances of $1,631 at June 30, 2024 and $1,486 at March 31, 2024):
Due from factor	11,224	18,584
Other	4,598	3,819
Inventories	30,610	29,709
Prepaid expenses	1,503	1,883
Total current assets	49,038	54,824

Operating lease right of use assets	14,071	14,949

Property, plant and equipment - at cost:
Leasehold improvements	535	493
Machinery and equipment	5,354	5,062
Furniture and fixtures	477	477
Property, plant and equipment - gross	6,366	6,032
Less accumulated depreciation	4,560	4,376
Property, plant and equipment - net	1,806	1,656

Finite-lived intangible assets - at cost:
Customer relationships	8,174	8,174
Other finite-lived intangible assets	4,766	4,766
Finite-lived intangible assets - gross	12,940	12,940
Less accumulated amortization	10,216	10,068
Finite-lived intangible assets - net	2,724	2,872

Goodwill	7,926	7,926
Deferred income taxes	581	277
Other	213	202
Total Assets	$76,359	$82,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,727	$4,502
Accrued wages and benefits	662	813
Accrued royalties	354	290
Dividends payable	858	843
Operating lease liabilities, current	3,663	3,587
Other accrued liabilities	354	426
Total current liabilities	12,618	10,461

Non-current liabilities:
Long-term debt	1,466	8,112
Operating lease liabilities, noncurrent	11,217	12,138
Reserve for unrecognized tax liabilities	402	394
Total non-current liabilities	13,085	20,644

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at June 30, 2024 and March 31, 2024; Issued 13,208,226 shares at June 30, 2024 and March 31, 2024	132	132
Additional paid-in capital	58,090	57,888
Treasury stock - at cost - 2,897,507 shares at June 30, 2024 and March 31, 2024	(15,821)	(15,821)
Retained Earnings	8,255	9,402
Total shareholders' equity	50,656	51,601
Total Liabilities and Shareholders' Equity	$76,359	$82,706

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-MONTH PERIODS ENDED JUNE 30, 2024 AND JULY 2, 2023
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended
	June 30, 2024	July 2, 2023

Net sales	$16,212	$17,123
Cost of products sold	12,246	12,381
Gross profit	3,966	4,742
Marketing and administrative expenses	4,263	4,046
(Loss) income from operations	(297)	696
Other (expense) income:
Interest expense - net of interest income	(101)	(188)
Other income (expense) - net	12	(2)
(Loss) income before income tax expense	(386)	506
Income tax (benefit) expense	(64)	140
Net (loss) income	$(322)	$366

Weighted average shares outstanding:
Basic	10,311	10,154
Effect of dilutive securities	-	9
Diluted	10,311	10,163

Basic (loss) earnings per share	$(0.03)	$0.04

Diluted (loss) earnings per share	$(0.03)	$0.04

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE-MONTH PERIODS ENDED JUNE 30, 2024 AND JULY 2, 2023

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

Balances - April 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,126	$7,778	$49,214

Stock-based compensation	-	-	-	-	191	-	191
Net income	-	-	-	-	-	366	366
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(812)	(812)

Balances - July 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,317	$7,332	$48,959

Balances - March 31, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$57,888	$9,402	$51,601

Stock-based compensation	-	-	-	-	202	-	202
Net loss	-	-	-	-	-	(322)	(322)
Dividends declared on common stock - $0.08 per share	-	-	-	-	-	(825)	(825)

Balances - June 30, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$58,090	$8,255	$50,656

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED JUNE 30, 2024 AND JULY 2, 2023
(amounts in thousands)

	Three-Month Periods Ended
	June 30, 2024	July 2, 2023
Operating activities:
Net (loss) income	$(322)	$366
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	184	217
Amortization of intangibles	148	146
Reduction in the carrying amount of right of use assets	1,136	1,037
Deferred income taxes	(304)	(324)
Reserve for unrecognized tax liabilities	8	14
Stock-based compensation	202	191
Changes in assets and liabilities:
Accounts receivable	6,581	7,016
Inventories	(901)	(3,513)
Prepaid expenses	380	201
Other assets	(11)	-
Lease liabilities	(1,103)	(424)
Accounts payable	2,174	1,632
Accrued liabilities	(159)	(210)
Net cash provided by operating activities	8,013	6,349
Investing activities:
Capital expenditures for property, plant and equipment	(284)	(355)
Net cash used in investing activities	(284)	(355)
Financing activities:
Repayments under revolving line of credit	(21,329)	(20,427)
Borrowings under revolving line of credit	14,683	14,262
Dividends paid	(809)	(806)
Net cash used in financing activities	(7,455)	(6,971)
Net increase (decrease) in cash and cash equivalents	274	(977)
Cash and cash equivalents at beginning of period	829	1,742
Cash and cash equivalents at end of period	$1,103	$765

Supplemental cash flow information:
Income taxes paid	$11	$357
Interest paid	92	268

Noncash activities:
Property, plant and equipment purchased but unpaid	(51)	(8)
Dividends declared but unpaid	(858)	(821)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2024 AND JULY 2, 2023

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2024 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-months ended June 30, 2024 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 30, 2025. For further information, refer to the Company’s consolidated financial statements and notes thereto for the fiscal year ended March 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2025” or “2025” represent the 52-week period ending March 30, 2025 and references herein to “fiscal year 2024” or “2024” represent the 52-week period ended March 31, 2024.

Recently-Issued Accounting Standards: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, the objective of which is to improve the disclosures about a public entity’s reportable segments by providing more detailed information about a reportable segment’s expenses. For disclosures associated with annual and interim periods, the amendments in ASU No. 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023 and December 15, 2024, respectively, and early adoption is permitted. Upon adoption, a public entity must apply the amendments in ASU No. 2023-07 retrospectively to disclosures of all prior periods presented. The Company has adopted ASU No. 2023-07 effective as of April 1, 2024 and is evaluating the guidance of the ASU against its existing disclosures related to segment reporting

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, the objective of which is to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU No. 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating the guidance of the ASU No. 2023-09 against its existing disclosures related to income tax disclosures.

The Company has determined that all other ASUs issued which had become effective as of June 30, 2024, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Earnings (Loss) Per Share: Due to the net loss incurred by the Company in the three-month period ended June 30, 2024, diluted shares used in the calculation of the diluted loss per share represented basic shares because the inclusion of the potentially dilutive effect of the exercisable stock options would have resulted in anti-dilution.

Note 2 – Advertising Costs

Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and amounted to $127,000 and $192,000 for the three months ended June 30, 2024 and July 2, 2023, respectively.

Note 3 – Segment and Related Information

The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, blankets, accessories, bibs, toys and disposable products. Net sales of bedding, blankets and accessories and net sales of bibs, toys and disposable products for the three months ended June 30, 2024 and July 2, 2023 are as follows (in thousands):

	Three-Month Periods Ended
	June 30, 2024	July 2, 2023
Bedding, blankets and accessories	$6,251	$5,573
Bibs, toys and disposable products	9,961	11,550
Total net sales	$16,212	$17,123

Note 4 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of operations and amounted to $1.1 million and $977,000 for the three months ended June 30, 2024 and July 2, 2023, respectively.

Note 5 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to examination or other adjustment as of June 30, 2024 were the fiscal years ended March 31, 2024, April 2, 2023, April 3, 2022, March 28, 2021, and March 29, 2020.

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

Note 6 – Inventories

As of June 30, 2024 and March 31, 2024, the Company’s balances of inventory were $30.6 million and $29.7 million, respectively, nearly all of which were finished goods.

Note 7 – Financing Arrangements

Factoring Agreements:         To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to The CIT Group/Commercial Services, Inc. ("CIT"), a subsidiary of First Citizens Bank, pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements. CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, amounted to $74,000 and $67,000 for the three-month period ended June 30, 2024 and July 2, 2023, respectively.

Credit Facility:         The Company’s credit facility as of June 30, 2024 consisted of a revolving line of credit under a financing agreement with CIT of up to $35.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. At June 30, 2024, the Company had elected to pay interest on balances owed under the revolving line of credit under the SOFR option, which was 6.9%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.  The financing agreement was scheduled to mature on July 11, 2028, but was amended on July 19, 2024 to extend the maturity date to July 19, 2029 and to increase the borrowing capacity on revolving line of credit to $40.0 million.

At June 30, 2024 and March 31, 2024, the balances on the revolving line of credit were $1.5 million and $8.1 million, respectively, there was no letter of credit outstanding and $17.6 million and $19.2 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of June 30, 2024.

Credit Concentration: The Company’s accounts receivable at June 30, 2024 amounted to $15.8 million, net of allowances of $1.6 million. Of this amount, $11.2 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 31, 2024 amounted to $22.4 million, net of allowances of $1.5 million. Of this amount, $18.6 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

Note 8 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding, blankets and accessories and another that produces and markets infant and toddler bibs, toys and disposable products. The Company’s reporting units have recognized goodwill as of June 30, 2024 and March 31, 2024 of $30.8 million, which is reflected in the accompanying condensed consolidated balance sheets net of accumulated impairment charges of $22.9 million, for a net reported balance of $7.9 million.

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

On April 1, 2024, the Company performed a qualitative assessment to determine if it is more likely than not that the fair values of the Company’s reporting units are less than their carrying values by evaluating relevant events and circumstances, including financial performance, market conditions and share price. Based on this assessment, the Company concluded that the goodwill for each of the Company’s reporting units was not considered at risk of impairment.

Note 9 – Subsequent Events

On July 19, 2024 (the “Closing Date”), NoJo Baby & Kids, Inc. ("NoJo"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets, and assumed certain specified liabilities, of Baby Boom Consumer Products, Inc. (the “Baby Boom Acquisition”), for a purchase price of $18.0 million, subject to adjustments to the extent that actual net working capital as of the Closing Date differs from target net working capital of $6.5 million. The purchase price was funded by the Company using proceeds of an $8.0 million term loan from CIT and additional borrowings under the Company’s revolving line of credit.

The Company and CIT also on July 19, 2024 amended the financing agreement to (i) provide for the $8.0 million term loan mentioned above, which is payable by the Company in 48 equal monthly installments and which bears interest at SOFR plus 2.25%; (ii) extend the maturity date from July 11, 2028 to July 19, 2029; and (iii) increase the borrowing capacity on the revolving line of credit from $35.0 million to $40.0 million.

The Company is in the process of obtaining all relevant information relating to the Baby Boom Acquisition. As a result, the Company is not able to provide certain disclosures required by FASB ASC Topic 805. The initial accounting for the acquisition was incomplete at the time of the financial statements.

The Company has evaluated all other events which have occurred between June 30, 2024 and the date that the accompanying unaudited condensed consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

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

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through its three wholly-owned subsidiaries, NoJo Baby & Kids, Inc., Sassy Baby, Inc. and Manhattan Toy Europe Limited in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding and blankets, bibs, disposables, toys and feeding products.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three-month periods ended June 30, 2024 and July 2, 2023 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	June 30, 2024	July 2, 2023	$	%
Net sales by category:
Bedding, blankets and accessories	$6,251	$5,573	$678	12.2%
Bibs, toys and disposable products	9,961	11,550	(1,589)	-13.8%
Total net sales	16,212	17,123	(911)	-5.3%
Cost of products sold	12,246	12,381	(135)	-1.1%
Gross profit	3,966	4,742	(776)	-16.4%
% of net sales	24.5%	27.7%
Marketing and administrative expenses	4,263	4,046	217	5.4%
% of net sales	26.3%	23.6%
Interest (expense) income - net	(101)	188	(289)	-153.7%
Other (expense) income - net	12	(2)	14	-700.0%
Income tax (benefit) expense	(64)	140	(204)	-145.7%
Net income (loss)	(322)	366	(688)	-188.0%
% of net sales	-2.0%	2.1%

Net Sales: Sales decreased to $16.2 million for the three months ended June 30, 2024, compared with $17.1 million for the three months ended July 2, 2023, a decrease of $911,000, or 5.3%. Sales of bedding, blankets and accessories increased by $678,000, and sales of bibs, toys and disposable products decreased by $1.6 million. The decline in sales is primarily due to a major retailer reducing inventory levels and the loss of a program at another major retailer.

Gross Profit: Gross profit decreased in amount by $776,000 and decreased from 27.7% of net sales for the three-month period ended July 2, 2023 to 24.5% of net sales for the three-month period ended June 30, 2024. The reduction in gross profit relates to the timing of purchases, causing an unfavorable change in the absorption of costs into inventory.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $217,000 and increased from 23.6% of net sales for the three-month period ended July 2, 2023 to 26.3% of net sales for the three-month period ended June 30, 2024. The current year period includes $244,000 associated with the closure of the Company’s subsidiary in the United Kingdom and $116,000 in costs associated with the Baby Boom Acquisition.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 21.8% for the three-month period ended June 30, 2024, as compared with an estimated annual ETR from continuing operations of 21.5% for the three-month period ended July 2, 2023.

As a result of the consideration of the relevant information regarding the state portion of its income tax provision, the Company did not record a discrete reserve for unrecognized tax liabilities during the three-month period ended June 30, 2024, and recorded a discrete reserve for unrecognized tax liabilities of $5,000 during the three-month period ended July 2, 2023 in the unaudited condensed consolidated statements of operations. The Company also recorded discrete income tax charges of $20,000 and $27,000 during the three months ended June 30, 2024 and July 2, 2023, respectively, to reflect the effects of the tax shortfalls arising from the forfeiture and expiration of stock options and the vesting of non-vested stock.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 16.6% and 27.7% for the three-month periods ended June 30, 2024 and July 2, 2023, respectively.

Although the Company does not anticipate a material change to the ETR from continuing operations for the remainder of fiscal year 2025, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income, and the actual ETR for the year could differ materially from the Company’s estimates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $6.3 million for the three-month period ended July 2, 2023 to $8.0 million for the three-month period ended June 30, 2024. The increase in the current year was partially the result of an increase in inventory in the current year that was $2.6 million lower than the increase in the prior year and an increase in accounts payable in the current year that was $542,000 higher than the increase in the prior year. This increase was partially offset by a decrease in accounts receivable in the current year that was $435,000 lower than the decrease in the prior year and a $688,000 decrease in net income from the prior year to the current year.

Net cash used in investing activities decreased from $355,000 in the prior year to $284,000 in the current year. The decrease in the current year is due to a decrease of $71,000 in capital expenditures for property, plant and equipment.

Net cash used in financing activities, which were primarily associated with net repayments under the revolving line of credit, increased by $484,000 from the prior year to the current year.

As of June 30, 2024, the balance on the revolving line of credit was $1.5 million, there was no letter of credit outstanding and $17.6 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, amounted to $74,000 and $67,000 for the three-month periods ended June 30, 2024 and July 2, 2023, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks that could affect the Company, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

INTEREST RATE RISK

As of June 30, 2024, the Company had $1.5 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $11,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

During the three-month period ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three-month period ended June 30, 2024, none of the Company’s directors or officers informed the Company of the adoption, modification or termination of a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this Quarterly Report are listed below.

The agreements included as Exhibits to this Quarterly Report are included to provide information regarding the terms of these agreements and are not intended to provide any other factual or disclosure information about the Company or its subsidiaries, our business or the other parties to these agreements. These agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●

may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to our investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and should not be relied upon by investors.

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of July 19, 2024, between Crown Crafts, Inc., NoJo Baby & Kids, Inc., Baby Boom Consumer Products, Inc., and Elliot Betesh, Michael Betesh and Steven Betesh. (4) *

3.1	Amended and Restated Certificate of Incorporation of the Company. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (2)

3.3	Amended and Restated Bylaws of the Company, effective as of November 14, 2023. (3)

10.1	Seventeenth Amendment to Financing Agreement, dated July 19, 2024, by and among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc., Manhattan Toy Europe Limited and The CIT Group/Commercial Services, Inc. (5)

10.2	Promissory Note, dated July 18, 2024, made by Crown Crafts, Inc., Sassy Baby Inc., NoJo Baby & Kids, Inc. and Manhattan Toy Europe, Limited, in favor of The CIT Group/Commercial Services, Inc. (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (6)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (6)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer. (6)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer. (6)

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with the Company’s Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 9, 2011.
(3)	Incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(4)	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 22, 2024.
(5)	Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 22, 2024.
(6)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: August 14, 2024	/s/ Craig J. Demarest
CRAIG J. DEMAREST
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)