Form 10-Q
period 2024-09-29
CROWN CRAFTS INC
filed 2024-11-12
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 30, 2024 was 10,393,741.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 29, 2024 (UNAUDITED) AND MARCH 31, 2024
(amounts in thousands, except share and per share amounts)

	September 29, 2024	March 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,982	$829
Accounts receivable (net of allowances of $1,444 at September 29, 2024 and $1,486 at March 31, 2024):
Due from factor	17,161	18,584
Other	7,214	3,819
Inventories	33,394	29,709
Prepaid expenses	1,449	1,883
Total current assets	61,200	54,824

Operating lease right of use assets	13,865	14,949

Property, plant and equipment - at cost:
Leasehold improvements	502	493
Machinery and equipment	5,597	5,062
Furniture and fixtures	477	477
Property, plant and equipment - gross	6,576	6,032
Less accumulated depreciation	4,718	4,376
Property, plant and equipment - net	1,858	1,656

Finite-lived intangible assets - at cost:
Customer relationships	8,174	8,174
Other finite-lived intangible assets	10,286	4,766
Finite-lived intangible assets - gross	18,460	12,940
Less accumulated amortization	10,412	10,068
Finite-lived intangible assets - net	8,048	2,872

Goodwill	13,245	7,926
Deferred income taxes	897	277
Other	237	202
Total Assets	$99,350	$82,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,978	$4,502
Accrued wages and benefits	1,203	813
Accrued royalties	1,161	290
Dividends payable	853	843
Operating lease liabilities, current	3,785	3,587
Other accrued liabilities	469	426
Current maturities of long-term debt	1,990	-
Total current liabilities	18,439	10,461

Non-current liabilities:
Long-term debt	18,761	8,112
Operating lease liabilities, noncurrent	10,903	12,138
Reserve for unrecognized tax liabilities	412	394
Total non-current liabilities	30,076	20,644

Shareholders' equity:

Common stock - $0.01 par value per share; Authorized 40,000,000 shares at September 29, 2024 and March 31, 2024; Issued 13,299,402 shares at September 29, 2024 and 13,208,226 shares at March 31, 2024	132	132
Additional paid-in capital	58,279	57,888
Treasury stock - at cost - 2,905,661 shares at September 29, 2024 and, 2,897,507 at March 31, 2024	(15,860)	(15,821)
Retained Earnings	8,284	9,402
Total shareholders' equity	50,835	51,601
Total Liabilities and Shareholders' Equity	$99,350	$82,706

 See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 29, 2024 AND OCTOBER 1, 2023
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

Net sales	$24,460	$24,129	$40,672	$41,252
Cost of products sold	17,503	17,533	29,749	29,914
Gross profit	6,957	6,596	10,923	11,338
Marketing and administrative expenses	5,448	4,036	9,711	8,082
Income from operations	1,509	2,560	1,212	3,256
Other (expense) income:
Interest expense - net of interest income	(348)	(164)	(449)	(352)
Other - net	(34)	(24)	(22)	(26)
Income before income tax expense	1,127	2,372	741	2,878
Income tax expense	267	550	203	690
Net income	$860	$1,822	$538	$2,188

Weighted average shares outstanding:
Basic	10,354	10,199	10,332	10,177
Effect of dilutive securities	1	2	3	5
Diluted	10,355	10,201	10,335	10,182

Earnings per share - basic and diluted	$0.08	$0.18	$0.05	$0.21

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 29, 2024 AND OCTOBER 1, 2023

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - July 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,317	$7,332	$48,959

Issuance of shares	86,412	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	192	-	192
Acquisition of treasury stock	-	-	-	-	-	-	-
Net income	-	-	-	-	-	1,822	1,822
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(820)	(820)

Balances - October 1, 2023	13,138,226	$131	(2,897,507)	$(15,821)	$57,509	$8,334	$50,153

Balances - June 30, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$58,090	$8,255	$50,656

Issuance of shares	91,176	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	189	-	189
Acquisition of treasury stock	-	-	(8,154)	(39)	-	-	(39)
Net income	-	-	-	-	-	860	860
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(831)	(831)

Balances - September 29, 2024	13,299,402	$132	(2,905,661)	$(15,860)	$58,279	$8,284	$50,835

	Six-Month Periods
Balances - April 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,126	$7,778	$49,214

Issuance of shares	86,412	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	383	-	383
Acquisition of treasury stock	-	-	-	-	-	-	-
Net income	-	-	-	-	-	2,188	2,188
Dividend declared on common stock - $0.16 per share	-	-	-	-	-	(1,632)	(1,632)

Balances - October 1, 2023	13,138,226	$131	(2,897,507)	$(15,821)	$57,509	$8,334	$50,153

Balances - March 31, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$57,888	$9,402	$51,601

Issuance of shares	91,176	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	391	-	391
Acquisition of treasury stock	-	-	(8,154)	(39)	-	-	(39)
Net income	-	-	-	-	-	538	538
Dividends declared on common stock - $0.16 per share	-	-	-	-	-	(1,656)	(1,656)

Balances - September 29, 2024	13,299,402	$132	(2,905,661)	$(15,860)	$58,279	$8,284	$50,835

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED SEPTEMBER 29, 2024 AND OCTOBER 1, 2023
(amounts in thousands)

	Six-Month Periods Ended
	September 29, 2024	October 1, 2023
Operating activities:
Net income	$538	$2,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	342	432
Amortization of intangibles	344	299
Reduction in the carrying amount of right of use assets	2,302	2,074
Deferred income taxes	(620)	(518)
Reserve for unrecognized tax liabilities	18	40
Stock-based compensation	391	383
Changes in assets and liabilities:
Accounts receivable	1,792	2,502
Inventories	(1,696)	(1,434)
Prepaid expenses	789	156
Other assets	(35)	(9)
Lease liabilities	(2,214)	(1,417)
Accounts payable	3,817	(126)
Accrued liabilities	1,262	80
Net cash provided by operating activities	7,030	4,650
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(475)	(539)
Payment to acquire Baby Boom	(16,355)	-
Aggregate adjustment from the Manhattan and MTE acquisition	-	488
Net cash used in investing activities	(16,830)	(51)
Financing activities:
Repayments under revolving line of credit	(39,368)	(35,947)
Borrowings under revolving line of credit	44,375	33,081
Payments on Term Loan	(333)	-
Proceeds from Term Loan	7,964	-
Shares withheld to pay taxes on stock compensation	(39)	-
Dividends paid	(1,646)	(1,624)
Net cash provided (used in) financing activities	10,953	(4,490)
Net increase in cash and cash equivalents	1,153	109
Cash and cash equivalents at beginning of period	829	1,742
Cash and cash equivalents at end of period	$1,982	$1,851

Supplemental cash flow information:
Income taxes paid	$625	$875
Interest paid	302	448

Noncash activities:
Property, plant and equipment purchased but unpaid	(68)	(5)
Dividends declared but unpaid	(853)	(822)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 29, 2024 AND OCTOBER 1, 2023

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of September 29, 2024 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three- and six-month periods ended September 29, 2024 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 30, 2025. For further information, refer to the Company’s consolidated financial statements and notes thereto for the fiscal year ended March 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2025” or “2025” represent the 52-week period ending March 30, 2025 and references herein to “fiscal year 2024” or “2024” represent the 52-week period ended March 31, 2024.

Recently-Issued Accounting Standards: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, the objective of which is to improve the disclosures about a public entity’s reportable segments by providing more detailed information about a reportable segment’s expenses. For disclosures associated with annual and interim periods, the amendments in ASU No. 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023 and December 15, 2024, respectively, and early adoption is permitted. Upon adoption, a public entity must apply the amendments in ASU No. 2023-07 retrospectively to disclosures of all prior periods presented. The Company is in the process of adopting ASU No. 2023-07 effective as of April 1, 2024.

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

The Company has determined that all other ASUs issued which had become effective as of September 29, 2024, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Advertising Costs

Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $133,000 and $172,000 for the three months ended September 29, 2024 and October 1, 2023, respectively, and amounted to $260,000 and $364,000 for the six months ended September 29, 2024 and October 1, 2023, respectively.

Note 3 – Segment and Related Information

The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, diaper bags, bibs, toys and disposable products. Net sales of bedding and diaper bags and net sales of bibs, toys and disposable products for the three- and six- month periods ended September 29, 2024 and October 1, 2023 are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Bedding and diaper bags	$11,996	$9,776	$18,247	$15,349
Bibs, toys and disposable products	12,464	14,353	22,425	25,903
Total net sales	$24,460	$24,129	$40,672	$41,252

Note 4 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.7 million and $1.5 million for the three months ended September 29, 2024 and October 1, 2023, respectively, and amounted to $2.8 and $2.5 million for the six months ended September 29, 2024 and October 1, 2023, respectively.

Note 5 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to examination or other adjustment as of September 29, 2024 were the fiscal years ended March 31, 2024, April 2, 2023, April 3, 2022, March 28, 2021, and March 29, 2020.

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

Note 6 – Inventories

As of September 29, 2024 and March 31, 2024, the Company’s balances of inventory were $33.4 million and $29.7 million, respectively, nearly all of which were finished goods.

Note 7 – Acquisition

On July 19, 2024 (the “Closing Date”), NoJo Baby & Kids, Inc. (“NoJo”), a wholly-owned subsidiary of the Company acquired substantially all of the assets, and assumed certain specified liabilities, of Baby Boom Consumer Products, Inc. (“Baby Boom”) (“the Acquisition”), for a purchase price of $18.0 million in cash, subject to a dollar-for-dollar adjustment to the extent that the working capital at closing was greater or less than the target working capital of approximately $6.5 million. The Acquisition was funded by the Company using the proceeds of an $8.0 million term loan from The CIT Group/Commercial Services, Inc. (“CIT”) and additional borrowings under the Company’s revolving line of credit with CIT.

The Acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations. The Company is currently determining the allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which has been preliminarily determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired were determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. Certain data necessary to complete the acquisition cost allocation is not yet available, including the final appraisals and valuations of the assets acquired and liabilities assumed.

The acquisition cost paid on the Closing Date amounted to $16.4 million, which included an estimate for the net working capital adjustment. The following table represents the Company’s preliminary allocation of the acquisition cost (in thousands) to the identifiable assets acquired and the liabilities assumed based on their respective estimated fair values as of the Closing Date. The excess of the acquisition cost over the estimated fair value of the identifiable net assets acquired is reflected as goodwill.

Tangible assets:
Accounts receivable	3,764
Inventories	1,989
Prepaid expenses and other current assets	355
Total tangible assets	6,108
Amortizable intangible assets:
Tradename	420
Licensing relationships	5,100
Total amortizable intangible assets	5,520
Goodwill	5,319
Total acquired assets	16,947

Liabilities assumed:
Accounts payable	591
Total liabilities assumed	591
Net acquisition cost	$16,356

The Company expects to complete the acquisition cost allocation during the 12-month period following the Closing Date, during which time the values of the assets acquired and liabilities assumed, including the goodwill, may need to be revised as appropriate.

Based upon the preliminary allocation of the acquisition cost, the Company recognized $5.3 million of goodwill as of the Closing Date, the entirety of which was assigned to the reporting unit of the Company that produces and markets infant and toddler bedding and diaper bags, and the entirety of which is expected to be deductible for income tax purposes. The goodwill recognized primarily consists of synergies expected from combining operations of Baby Boom and the Company and intangible assets acquired that do not qualify for separate recognition.

The assets acquired in the Acquisition generated net sales of $3.4 million of bedding and diaper bag products for the three-month period ended September 29, 2024. Amortization expense associated with the acquired amortizable intangible assets was $65,000 during the three and six months ended September 29, 2024, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 14 years for the customer and licensing relationships and 14 years on a weighted-average basis for the grouping taken together.

The Company has determined, on a pro forma basis, that the combined net sales and the combined net income of the Company and Baby Boom, giving effect to the Acquisition as if it had been completed on April 3, 2023, would have been $25.6 million and $1.1 million, respectively, for the three-month period ended September 29, 2024, and would have been $45.7 million and $1.3 million, respectively, for the six-month period ended September 29, 2024. The combined net sales and the combined net income would have been $29.7 million and $1.8 million, respectively, for the three-month period ended October 1, 2023, and would have been $52.4 million and $2.2 million, respectively, for the six-month period ended October 1, 2023. The combined net income includes adjustments related to the amortization of the amortizable intangible assets acquired and estimates of the interest expense and income tax expense or benefit that would have been incurred, but otherwise do not reflect the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any revenue, tax or other synergies that may result from the Acquisition.

Note 8 – Financing Arrangements

Factoring Agreements:     To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT, a subsidiary of First Citizens Bank, pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements. CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $94,000 and $92,000 for the three-month periods ended September 29, 2024 and October 1, 2023, respectively, and amounted to $168,000 and $159,000 for the six-month periods ended September 29, 2024 and October 1, 2023, respectively.

Credit Facility:    The Company’s credit facility, as most recently amended on July 19, 2024, includes a revolving line of credit and a term loan of $8.0 million under a financing agreement with CIT. The credit facility includes a revolving line of credit of up to $40.0 million, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. At September 29, 2024, the Company had elected to pay interest on balances owed under the revolving line of credit under the SOFR option, which was 6.8%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

At September 29, 2024 and March 31, 2024, the balances on the revolving line of credit were $13.1 million and $8.1 million, respectively, there was no letter of credit outstanding and $13.6 million and $19.2 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries. The Company believes it was in compliance with these covenants as of September 29, 2024.

The Company’s credit facility as of September 29, 2024 also includes an $8.0 million term loan, issued July 19, 2024, which is payable by the Company in 48 equal monthly installments and bears interest at SOFR plus 2.25% (7.4% at September 29, 2024). At September 29, 2024 and March 31, 2024, the balances on the term loan were $7.7 million and $0, respectively.

Credit Concentration: The Company’s accounts receivable at September 29, 2024 amounted to $24.4 million, net of allowances of $1.4 million. Of this amount, $17.2 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 31, 2024 amounted to $22.4 million, net of allowances of $1.5 million. Of this amount, $18.6 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

Note 9 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding and diaper bags and another that produces and markets infant and toddler bibs, toys and disposable products. The Company measures for impairment the goodwill within its reporting units annually as of the first day of the Company’s fiscal year. An additional interim measurement for impairment is performed during the year whenever an event or change in circumstances occurs that suggests that the fair value of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value. The annual or interim measurement for impairment is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such qualitative factors so indicate, then the measurement for impairment is continued by calculating an estimate of the fair value of each reporting unit and comparing the estimated fair value to the carrying value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, then an impairment charge is calculated as the difference between the carrying value of the reporting unit and its estimated fair value, not to exceed the goodwill of the reporting unit.

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

Note 10 – Concentrations

Product Sourcing: Foreign and domestic contract manufacturers produce most of the Company’s products, with the largest concentration being in China. The Company makes sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of ocean freight and duties. Although the Company maintains relationships with a limited number of suppliers, the Company believes that its products may be readily manufactured by several alternative sources in quantities sufficient to meet the Company’s requirements. The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor and audit product quality and to ensure compliance with labor requirements and social and environmental standards. In addition, the Company closely monitors the currency exchange rate. The impact of future fluctuations in the exchange rate or changes in safeguards cannot be predicted with certainty.

The Company maintains foreign representative offices located in Shanghai and Shenzhen, China, which are responsible for the coordination of production, purchases and shipments, seeking out new vendors and overseeing inspections for social compliance and quality. No supplier represented at least 10% of the Company’s total suppliers.

Licensed Products: Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 40% of the Company’s gross sales in fiscal year 2024, which included 24% of sales under the Company’s license agreements with affiliated companies of The Walt Disney Company, which expire as set forth below:

License Agreement	Expiration
Infant Bedding	December 31, 2024
Infant Feeding and Bath	December 31, 2025
Toddler Bedding	December 31, 2024
Marvel	December 31, 2024
STAR WARS Toddler Bedding	December 31, 2024
STAR WARS - Lego Plush	December 31, 2025

Customers: The Company’s customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2024 and 2023.

	2024	2023
Walmart Inc.	42%	51%
Amazon.com, Inc.	19%	20%

Note 11 – Subsequent Events

The Company has evaluated all other events which have occurred between September 29, 2024 and the date that the accompanying unaudited condensed consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

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

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through its three wholly-owned subsidiaries, NoJo Baby & Kids, Inc., Sassy Baby, Inc. and Manhattan Toy Europe Limited in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding, diaper bags, bibs, disposables, toys and feeding products.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three- and six-month periods ended September 29, 2024 and October 1, 2023 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	September 29, 2024	October 1, 2023	$	%	September 29, 2024	October 1, 2023	$	%
Net sales by category:
Bedding and diaper bags	$11,996	$9,776	$2,220	22.7%	$18,247	$15,349	$2,898	18.9%
Bibs, toys and disposable products	12,464	14,353	(1,889)	-13.2%	22,425	25,903	(3,478)	-13.4%
Total net sales	24,460	24,129	331	1.4%	40,672	41,252	(580)	-1.4%
Cost of products sold	17,503	17,533	(30)	-0.2%	29,749	29,914	(165)	-0.6%
Gross profit	6,957	6,596	361	5.5%	10,923	11,338	(415)	-3.7%
% of net sales	28.4%	27.3%			26.9%	27.5%
Marketing and administrative expenses	5,448	4,036	1,412	35.0%	9,711	8,082	1,629	20.2%
% of net sales	22.3%	16.7%			23.9%	19.6%
Interest (expense) income - net	(348)	(164)	(184)	112.2%	(449)	(352)	(97)	27.5%
Other (expense) income - net	(34)	(24)	(10)	42.4%	(22)	(26)	4	-14.6%
Income tax expense	267	550	(283)	-51.5%	203	690	(487)	-70.6%
Net income	860	1,822	(962)	-52.8%	538	2,188	(1,650)	-75.4%
% of net sales	3.5%	7.6%			1.3%	5.3%

Net Sales: Sales increased to $24.5 million for the three months ended September 29, 2024, compared with $24.1 million for the three months ended October 1, 2023, an increase of $331,000, or 1.4%. Sales of bedding and diaper bags increased by $2.2 million, and sales of bibs, toys and disposable products decreased by $1.9 million. Sales increased due to the Acquisition, which generated net sales of $3.4 million of bedding and diaper bags, partially offset by a decline in net sales of bibs, toys and disposable products, due to the loss of a program at a major retailer.

Sales decreased to $40.7 million for the six months ended September 29, 2024, compared with $41.3 million for the six months ended October 1, 2023, a decrease of $580,000, or 1.4%. Sales of bedding and diaper bags increased by $2.9 million due to the Acquisition and sales of bibs, toys and disposable products decreased by $3.5 million, primarily due to a major retailer reducing inventory levels and the loss of a program at another major retailer.

Gross Profit: Gross profit increased in amount by $361,000 and increased from 27.3% of net sales for the three-month period ended October 1, 2023 to 28.4% of net sales for the three-month period ended September 29, 2024. This increase is considered to be materially consistent with the prior period and resulted from minor changes in product mix offset by increases in rent at our Compton facility.

Gross profit decreased in amount by $415,000 and decreased from 27.5% of net sales for the six-month period ended October 1, 2023 to 26.9% of net sales for the six-month period ended September 29, 2024. The decrease is considered to be materially consistent with the prior period and relates to an increase in rent at our Compton facility.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $1.4 million and increased from 16.7% of net sales for the three-month period ended October 1, 2023 to 22.3% of net sales for the three-month period ended September 29, 2024. The current year period includes $788,000 in acquisition costs as well as increased marketing and administrative costs associated with the Acquisition.

Marketing and administrative expenses increased by $1.6 million and increased from 19.6% of net sales for the six-month period ended October 1, 2023 to 23.9% of net sales for the six-month period ended September 29, 2024. The current year period includes $244,000 associated with the closure of the Company’s subsidiary in the United Kingdom and $903,000 in costs associated with the Acquisition.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 22.4% for the six-month period ended September 29, 2024, as compared with an estimated annual ETR from continuing operations of 21.6% for the six-month period ended October 1, 2023.

As a result of the consideration of the relevant information regarding the state portion of its income tax provision, the Company recorded discrete reserves for unrecognized tax liabilities of $3,000 and $20,000 during the three-month period ended September 29, 2024 and October 1, 2023, respectively, and $3,000 and $25,000 during the six-month period ended September 29, 2024, and October 1, 2023, respectively, in the unaudited condensed consolidated statements of income. The Company also recorded discrete income tax charges of $14,000 and $16,000 during the three months ended September 29, 2024 and October 1, 2023, respectively, and $34,000 and $43,000 during the six-month periods ended September 29, 2024 and October 1, 2023, respectively, to reflect the effects of the tax shortfalls and excess tax benefits arising from the forfeiture and expiration of stock options and the vesting of non-vested stock.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 27.3% and 24.0% for the six-month periods ended September 29, 2024 and October 1, 2023, respectively.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $4.7 million for the six-month period ended October 1, 2023 to $7.1 million for the six-month period ended September 29, 2024. The increase in the current year was partially the result of an increase in accounts payable in the current year that was $4.0 million higher than the decrease in the prior year and an increase in accrued liabilities in the current year that was $1.2 million higher than the increase in the prior year. This increase was partially offset by a decrease in accounts receivable in the current year that was $710,000 lower than the decrease in the prior year and a $1.6 million decrease in net income from the prior year to the current year.

Net cash used in investing activities increased from $51,000 in the prior year to $16.9 million in the current year. The increase in the current year is primarily due to the $16.4 payment made in the current year to complete the Acquisition.

Net cash used in financing activities was $4.5 million for the six-month period ended October 1, 2023 compared with $10.9 million in cash provided by financing activities for the six-month period ended September 29, 2024. The Company incurred net borrowings under its revolving line of credit of $8.3 million and a term loan of $8.0 million that did not occur in the prior period, such borrowings primarily being required to fund the Acquisition.

As of September 29, 2024, the balance on the revolving line of credit was $13.1 million, there was no letter of credit outstanding and $13.6 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $94,000 and $92,000 for the three-month periods ended September 29, 2024 and October 1, 2023, respectively, and amounted to $168,000 and $159,000 for the six-month periods ended September 29, 2024 and October 1, 2023, respectively.

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

INTEREST RATE RISK

As of September 29, 2024, the Company had $20.8 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit and a term loan. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $161,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

MARKET CONCENTRATION RISK

The Company’s financial results are closely tied to sales to its top two customers, which represented approximately 61% of the Company’s gross sales in fiscal year 2024. In addition, 40% of the Company’s gross sales in fiscal year 2024 consisted of licensed products, which included 24% of sales associated with the Company’s license agreements with affiliated companies of the Walt Disney Company.  The Company’s results could be materially impacted by the loss of one or more of these licenses. Since the filing of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, the Company acquired Baby Boom which designs and sells licensed and unlicensed bedding and diaper bag products.

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

During the three-month period ended September 29, 2024, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the six-month period ended September 29, 2024, none of the Company’s directors or officers informed the Company of the adoption, modification or termination of a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

The agreements included as Exhibits to this Quarterly Report are included to provide information regarding the terms of these agreements and are not intended to provide any other factual or disclosure information about the Company or its subsidiaries, our business or the other parties to these agreements. These agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

• should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

• may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

• may apply standards of materiality in a way that is different from what may be viewed as material to our investors; and

• were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 9, 2011.
(3)	Incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(4)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 22, 2024.
(5)	Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 22, 2024.
(6)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
(7)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: November 12, 2024	/s/ Craig J. Demarest
CRAIG J. DEMAREST
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)