Form 10-Q
period 2024-12-29
CROWN CRAFTS INC
filed 2025-02-12
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2024

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of February 10, 2025 was 10,393,741.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 29, 2024 (UNAUDITED) AND MARCH 31, 2024

(amounts in thousands, except share and per share amounts)

	December 29, 2024	March 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,053	$829
Accounts receivable (net of allowances of $1,266 at December 29, 2024 and $1,486 at March 31, 2024):
Due from factor	21,749	18,584
Other	3,753	3,819
Inventories	32,376	29,709
Prepaid expenses	2,908	1,883
Total current assets	61,839	54,824

Operating lease right of use assets	12,987	14,949

Property, plant and equipment - at cost:
Leasehold improvements	502	493
Machinery and equipment	5,722	5,062
Furniture and fixtures	477	477
Property, plant and equipment - gross	6,701	6,032
Less accumulated depreciation	4,877	4,376
Property, plant and equipment - net	1,824	1,656

Finite-lived intangible assets - at cost:
Customer relationships	8,174	8,174
Other finite-lived intangible assets	10,286	4,766
Finite-lived intangible assets - gross	18,460	12,940
Less accumulated amortization	10,640	10,068
Finite-lived intangible assets - net	7,820	2,872

Goodwill	13,255	7,926
Deferred income taxes	762	277
Other	254	202
Total Assets	$98,741	$82,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,643	$4,502
Accrued wages and benefits	1,194	813
Accrued royalties	1,272	290
Dividends payable	869	843
Operating lease liabilities, current	3,895	3,587
Other accrued liabilities	536	426
Current maturities of long-term debt	1,990	-
Total current liabilities	18,399	10,461

Non-current liabilities:
Long-term debt	18,870	8,112
Operating lease liabilities, noncurrent	9,923	12,138
Reserve for unrecognized tax liabilities	473	394
Total non-current liabilities	29,266	20,644

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at December 29, 2024 and March 31, 2024; Issued 13,299,402 shares at December 29, 2024 and 13,208,226 shares at March 31, 2024	132	132
Additional paid-in capital	58,459	57,888
Treasury stock - at cost - 2,905,661 shares at December 29, 2024 and 2,897,507 at March 31, 2024	(15,860)	(15,821)
Retained Earnings	8,345	9,402
Total shareholders' equity	51,076	51,601
Total Liabilities and Shareholders' Equity	$98,741	$82,706

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 29, 2024 AND DECEMBER 31, 2023

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023

Net sales	$23,351	$23,801	$64,023	$65,053
Cost of products sold	17,253	17,367	47,002	47,281
Gross profit	6,098	6,434	17,021	17,772
Marketing and administrative expenses	4,397	4,107	14,108	12,189
Income from operations	1,701	2,327	2,913	5,583
Other (expense) income:
Interest expense - net of interest income	(391)	(208)	(840)	(560)
Gain (loss) on sale or disposition of property, plant and equipment	(2)	58	(2)	58
Other - net	(33)	17	(55)	(9)
Income before income tax expense	1,275	2,194	2,016	5,072
Income tax expense	382	492	585	1,182
Net income	$893	$1,702	$1,431	$3,890

Weighted average shares outstanding:
Basic	10,394	10,241	10,353	10,198
Effect of dilutive securities	-	-	1	2
Diluted	10,394	10,241	10,354	10,200

Earnings per share - basic and diluted	$0.09	$0.17	$0.14	$0.38

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 29, 2024 AND DECEMBER 31, 2023

	Common Shares		Treasury Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - October 1, 2023	13,138,226	$131	(2,897,507)	$(15,821)	$57,509	$8,334	$50,153

Issuance of shares	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	190	-	190
Acquisition of treasury stock	-	-	-	-	-	-	-
Net income	-	-	-	-	-	1,702	1,702
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(820)	(820)
Balances - December 31, 2023	13,138,226	$131	(2,897,507)	$(15,821)	$57,699	$9,216	$51,225

Balances - September 29, 2024	13,299,402	$132	(2,905,661)	$(15,860)	$58,279	$8,284	$50,835

Issuance of shares	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	180	-	180
Acquisition of treasury stock	-	-	-	-	-	-	-
Net income	-	-	-	-	-	893	893
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(832)	(832)
Balances - December 29, 2024	13,299,402	$132	(2,905,661)	$(15,860)	$58,459	$8,345	$51,076

	Nine-Month Periods
Balances - April 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,126	$7,778	$49,214

Issuance of shares	86,412	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	573	-	573
Acquisition of treasury stock	-	-	-	-	-	-	-
Net income	-	-	-	-	-	3,890	3,890
Dividend declared on common stock - $0.24 per share	-	-	-	-	-	(2,452)	(2,452)
Balances - December 31, 2023	13,138,226	$131	(2,897,507)	$(15,821)	$57,699	$9,216	$51,225

Balances - March 31, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$57,888	$9,402	$51,601

Issuance of shares	91,176	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	571	-	571
Acquisition of treasury stock	-	-	(8,154)	(39)	-	-	(39)
Net income	-	-	-	-	-	1,431	1,431
Dividends declared on common stock - $0.24 per share	-	-	-	-	-	(2,488)	(2,488)
Balances - December 29, 2024	13,299,402	$132	(2,905,661)	$(15,860)	$58,459	$8,345	$51,076

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED DECEMBER 29, 2024 AND DECEMBER 31, 2023
(amounts in thousands)

	Nine-Month Periods Ended
	December 29, 2024	December 31, 2023
Operating activities:
Net income	$1,431	$3,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	501	647
Amortization of intangibles	574	451
Reduction in the carrying amount of right of use assets	3,458	3,208
Deferred income taxes	(485)	(1,106)
(Gain) loss on sale or disposition of property, plant and equipment	2	(58)
Reserve for unrecognized tax liabilities	79	56
Stock-based compensation	571	573
Changes in assets and liabilities:
Accounts receivable	665	765
Inventories	(678)	(1,112)
Prepaid expenses	(671)	(1,130)
Other assets	(52)	(14)
Lease liabilities	(3,330)	(2,497)
Accounts payable	3,528	(113)
Accrued liabilities	1,401	542
Net cash provided by operating activities	6,994	4,102
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(659)	(662)
Proceeds from sale of property, plant and equipment	-	105
Payment to acquire Baby Boom	(16,355)	-
Aggregate adjustment from the Manhattan and MTE acquisition	-	488
Net cash used in investing activities	(17,014)	(69)
Financing activities:
Repayments under revolving line of credit	(59,774)	(55,099)
Borrowings under revolving line of credit	65,387	52,440
Payments on term loan	(833)	-
Proceeds from term loan, net of issuance cost	7,964	-
Shares withheld to pay taxes on stock compensation	(39)	-
Dividends paid	(2,461)	(2,433)
Net cash provided by (used in) financing activities	10,244	(5,092)
Net increase (decrease) in cash and cash equivalents	224	(1,059)
Cash and cash equivalents at beginning of period	829	1,742
Cash and cash equivalents at end of period	$1,053	$683

Supplemental cash flow information:
Income taxes paid	$629	$1,628
Interest paid	693	650

Noncash activities:
Property, plant and equipment purchased but unpaid	(12)	(9)
Dividends declared but unpaid	(869)	(833)

See notes to unaudited condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 29, 2024 AND DECEMBER 31, 2023

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of December 29, 2024 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three- and nine-month periods ended December 29, 2024 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 30, 2025. For further information, refer to the Company’s consolidated financial statements and notes thereto for the fiscal year ended March 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2025” or “2025” represent the 52-week period ending March 30, 2025 and references herein to “fiscal year 2024” or “2024” represent the 52-week period ended March 31, 2024.

Recently-Issued Accounting Standards: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, the objective of which is to improve the disclosures about a public entity’s reportable segments by providing more detailed information about a reportable segment’s expenses. For disclosures associated with annual and interim periods, the amendments in ASU No. 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023 and December 15, 2024, respectively, and early adoption is permitted. Upon adoption, a public entity must apply the amendments in ASU No. 2023-07 retrospectively to disclosures of all prior periods presented. The Company is evaluating the guidance of ASU No. 2023-07 against its existing disclosures related to segment reporting.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses, the objective of which is to enhance the transparency and usefulness of financial statements by requiring public business entities to provide more detailed disclosures about their expenses. The amendments in ASU No. 2024-03 are required to be adopted for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is evaluating the guidance of the ASU No. 2024-03 against its existing disclosures related to income statement expenses.

The Company has determined that all other ASUs issued which had become effective as of December 29, 2024, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Advertising Costs

Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $151,000 and $267,000 for the three months ended December 29, 2024 and December 31, 2023, respectively, and amounted to $411,000 and $631,000 for the nine months ended December 29, 2024 and December 31, 2023, respectively.

Note 3 – Segment and Related Information

The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, diaper bags, bibs, toys and disposable products. Net sales of bedding and diaper bags and net sales of bibs, toys and disposable products for the three- and nine- month periods ended December 29, 2024 and December 31, 2023 are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Bedding and diaper bags	$11,184	$8,996	$29,431	$24,345
Bibs, toys and disposable products	12,167	14,805	34,592	40,708
Total net sales	$23,351	$23,801	$64,023	$65,053

Note 4 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.7 million and $1.3 million for the three months ended December 29, 2024 and December 31, 2023, respectively, and amounted to $4.5 and $3.8 million for the nine months ended December 29, 2024 and December 31, 2023, respectively.

Note 5 – Income Taxes

The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to examination or other adjustment as of December 29, 2024 were the fiscal years ended March 31, 2024, April 2, 2023, April 3, 2022, March 28, 2021, and March 29, 2020.

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

Note 6 – Inventories

As of December 29, 2024 and March 31, 2024, the Company’s balances of inventory were $32.4 million and $29.7 million, respectively, nearly all of which were finished goods.

Note 7 – Acquisition

On July 19, 2024 (the “Closing Date”), NoJo Baby & Kids, Inc. (“NoJo”), a wholly-owned subsidiary of the Company acquired substantially all of the assets, and assumed certain specified liabilities, of Baby Boom Consumer Products, Inc. (“Baby Boom”) (the "Acquisition”), for a purchase price of $18.0 million in cash, subject to a dollar-for-dollar adjustment to the extent that the working capital at closing was greater or less than the target working capital of approximately $6.5 million. The Acquisition was funded by the Company using the proceeds of an $8.0 million term loan from The CIT Group/Commercial Services, Inc. (“CIT”) and additional borrowings under the Company’s revolving line of credit with CIT.

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

Tangible assets:
Accounts receivable	3,764
Inventories	1,989
Prepaid expenses and other current assets	354
Total tangible assets	6,107
Amortizable intangible assets:
Tradename	420
Licensing relationships	5,100
Total amortizable intangible assets	5,520
Goodwill	5,329
Total acquired assets	16,956

Liabilities assumed:
Accounts payable	601
Total liabilities assumed	601
Net acquisition cost	$16,355

The Company expects to complete the acquisition cost allocation during the 12-month period following the Closing Date, during which time the values of the assets acquired and liabilities assumed, including the goodwill, may need to be revised as appropriate.

Based upon the preliminary allocation of the acquisition cost, the Company recognized $5.3 million of goodwill as of the Closing Date, the entirety of which was assigned to the reporting unit of the Company that produces and markets infant and toddler bedding and diaper bags, and the entirety of which is expected to be deductible for income tax purposes. The goodwill recognized primarily consists of synergies expected from combining operations of Baby Boom and the Company and intangible assets acquired that do not qualify for separate recognition. During the three-month period ended December 29, 2024, the Company increased the amount of goodwill recognized by $10,000 for the resolution of pre-acquisition accounts payable.

The assets acquired in the Acquisition generated net sales of $3.8 million of bedding and diaper bag products for the three-month period ended December 29, 2024, and net sales of $7.2 million of bedding and diaper bag products for the period from the Closing Date to December 29, 2024. Amortization expense associated with the acquired amortizable intangible assets was $99,000 and $164,000 during the three and nine months ended December 29, 2024, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 14 years for the customer and licensing relationships and 14 years on a weighted-average basis for the grouping taken together.

The Company has determined, on a pro forma basis, that the combined net sales and the combined net income of the Company and Baby Boom, giving effect to the Acquisition as if it had been completed on April 3, 2023, would have been $69.1 million and $2.0 million, respectively, for the nine-month period ended December 29, 2024. The combined net sales and the combined net income would have been $29.3 million and $1.7 million, respectively, for the three-month period ended December 31, 2023, and would have been $81.7 million and $3.9 million, respectively, for the nine-month period ended December 31, 2023. The combined net income includes adjustments related to the amortization of the amortizable intangible assets acquired and estimates of the interest expense and income tax expense or benefit that would have been incurred, but otherwise do not reflect the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any revenue, tax or other synergies that may result from the Acquisition.

Note 8 – Financing Arrangements

Factoring Agreements:    To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT, a subsidiary of First Citizens Bank, pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements. CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $115,000 and $106,000 for the three-month periods ended December 29, 2024 and December 31, 2023, respectively, and amounted to $283,000 and $265,000 for the nine-month periods ended December 29, 2024 and December 31, 2023, respectively.

Credit Facility:    The Company’s credit facility includes a revolving line of credit and a term loan of $8.0 million under a financing agreement with CIT. The Company may borrow up to $40 million under the revolving line of credit, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. At December 29, 2024, the Company had elected to pay interest on balances owed under the revolving line of credit under the SOFR option, which was 6.1%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

At December 29, 2024 and March 31, 2024, the balances on the revolving line of credit were $13.7 million and $8.1 million, respectively, there was no letter of credit outstanding and $15.3 million and $19.2 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries.

The Company’s credit facility as of December 29, 2024 includes an $8.0 million term loan, issued July 19, 2024, which is payable by the Company in 48 equal monthly installments and bears interest at SOFR plus 2.25% (6.7% at December 29, 2024). The balances on the term loan as of December 29, 2024 was $7.2 million, including $2.0 million classified as current.

On January 2, 2025, the Company and its subsidiaries entered into a letter agreement with CIT with respect to the financing agreement, pursuant to which CIT waived the Company's non-compliance with the fixed charge coverage ratio required under the financing agreement with respect to the Company's fiscal quarters ended September 29, 2024 and December 29, 2024. In addition, the letter agreement modified the financing agreement by changing the Excess Availability (as defined in the Financing Agreement) required to be maintained by the Company with respect to its revolving credit line under the financing agreement to $7,000,000 (from 50% of the outstanding balance of the Company's term loan under the financing agreement). Upon notice to the Company, CIT may reverse such modification.

Credit Concentration:    The Company’s accounts receivable at December 29, 2024 amounted to $25.5 million, net of allowances of $1.3 million. Of this amount, $21.7 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 31, 2024 amounted to $22.4 million, net of allowances of $1.5 million. Of this amount, $18.6 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

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

License Agreement	Expiration
Infant Bedding	March 31, 2025
Infant Feeding and Bath	December 31, 2025
Toddler Bedding	March 31, 2025
Marvel	March 31, 2025
STAR WARS Toddler Bedding	March 31, 2025
STAR WARS - Lego Plush	December 31, 2025

The Company is currently negotiating with Disney with respect to the licenses set to terminate on March 31, 2025, and anticipates that they will be extended.

Customers:    The Company’s customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales for the nine months ended  December 29, 2024.

2025
Walmart Inc.	44%
Amazon.com, Inc.	18%

Note 11 – Subsequent Events

On February 10, 2025, the Company and CIT amended the Company's financing agreement with CIT to: (i) waive, with respect to the fiscal year ending March 30, 2025, and through the fiscal year ending March 29, 2026, the Company's obligation to comply with the fixed charge coverage ratio; and (ii) increase the Excess Availability (as defined in the financing agreement) required to be maintained by the Company with respect to its revolving line of credit under the financing agreement from $7,000,000 to $7,500,000, until further notice to the Company by CIT. After such notice, the Excess Availability shall be 50% of the outstanding balance of the Company's term loan under the financing agreement.

The Company has evaluated all other events which have occurred between December 29, 2024, and the date that the accompanying unaudited condensed consolidated financial statements were issued, and has determined that there are no other material subsequent events that require disclosure.

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

KNOWN TRENDS AND UNCERTAINTIES

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. On February 1, 2025, President Trump issued executive orders directing the United States to impose new tariffs on imports from several nations, including China, effective February 4, 2025. The new tariffs likely will increase the cost of products the Company sources from China and affect future shipments from the Company's Chinese-based suppliers. The Company is currently evaluating the potential impact of the imposition of the new tariffs on imports from China to the Company's business and financial condition. The actual impact of the new tariffs is uncertain because it is subject to a number of factors, including duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that China may take and any mitigating actions that may become available.

RESULTS OF OPERATIONS

The following table contains the results of operations for the three- and nine-month periods ended December 29, 2024 and December 31, 2023 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Nine-Month Periods Ended		Change
	December 29, 2024	December 31, 2023	$	%	December 29, 2024	December 31, 2023	$	%
Net sales by category:
Bedding and diaper bags	$11,184	$8,996	$2,188	24.3%	$29,431	$24,345	$5,086	20.9%
Bibs, toys and disposable products	12,167	14,805	(2,638)	-17.8%	34,592	40,708	(6,116)	-15.0%
Total net sales	23,351	23,801	(450)	-1.9%	64,023	65,053	(1,030)	-1.6%
Cost of products sold	17,253	17,367	(114)	-0.7%	47,002	47,281	(279)	-0.6%
Gross profit	6,098	6,434	(336)	-5.2%	17,021	17,772	(751)	-4.2%
% of net sales	26.1%	27.0%			26.6%	27.3%
Marketing and administrative expenses	4,397	4,107	290	7.1%	14,108	12,189	1,919	15.7%
% of net sales	18.8%	17.3%			22.0%	18.7%
Interest (expense) income - net	(391)	(208)	(183)	88.0%	(840)	(560)	(280)	50.0%
Other (expense) income - net	(35)	75	(110)	-146.7%	(57)	49	(106)	-216.3%
Income tax expense	382	492	(110)	-22.4%	585	1,182	(597)	-50.5%
Net income	893	1,702	(809)	-47.5%	1,431	3,890	(2,459)	-63.2%
% of net sales	3.8%	7.2%			2.2%	6.0%

Net Sales: Sales decreased to $23.3 million for the three months ended December 29, 2024, compared with $23.8 million for the three months ended December 31, 2023, a decrease of $450,000, or 1.9%. Sales of bedding and diaper bags increased by $2.2 million, and sales of bibs, toys and disposable products decreased by $2.6 million. Sales increased due to the impact of the Acquisition, which added $3.8 million in net sales of bedding and diaper bags during the three months ended December 29, 2024. This increase was primarily offset by a decrease in online toy sales as well as the loss of a program at a major retailer.

Sales decreased to $64.0 million for the nine months ended December 29, 2024, compared with $65.1 million for the nine months ended December 31, 2023, a decrease of $1.0 million, or 1.6%. Sales of bedding and diaper bags increased by $5.1 million due to the impact of the Acquisition, which added $7.2 million net sales for the nine months ended December 29, 2024, and sales of bibs, toys and disposable products decreased by $6.1 million, primarily due to a major retailer reducing inventory levels and the loss of a program at another major retailer.

Gross Profit: Gross profit decreased in amount by $336,000 and decreased from 27.0% of net sales for the three-month period ended December 31, 2023 to 26.1% of net sales for the three-month period ended December 29, 2024. This decrease is considered to be materially consistent with the prior period and resulted from minor changes in product mix and increases in rent at our Compton facility.

Gross profit decreased in amount by $751,000 and decreased from 27.3% of net sales for the nine-month period ended December 31, 2023 to 26.6% of net sales for the nine-month period ended December 29, 2024. The decrease in the gross profit percentage is considered to be materially consistent with the prior period and primarily relates to an increase in rent at our Compton facility.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $290,000 and increased from 17.3% of net sales for the three-month period ended December 31, 2023 to 18.8% of net sales for the three-month period ended December 29, 2024. The current year period includes $186,000 in acquisition costs as well as increased marketing and administrative costs associated with the Acquisition.

Marketing and administrative expenses increased by $1.9 million and increased from 18.7% of net sales for the nine-month period ended December 31, 2023 to 22.0% of net sales for the nine-month period ended December 29, 2024. The current year period includes $244,000 associated with the closure of the Company’s subsidiary in the United Kingdom and $1.1 million in costs associated with the Acquisition.

Income Tax Expense: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) from continuing operations of 22.4% for the nine-month period ended December 29, 2024, as compared with an estimated annual ETR from continuing operations of 21.4% for the nine-month period ended December 31, 2023.

As a result of the consideration of relevant information regarding its income tax provision, the Company recorded discrete reserves for unrecognized tax liabilities of $46,000 and $9,000 during the three-month period ended December 29, 2024 and December 31, 2023, respectively, and $49,000 and $34,000 during the nine-month period ended December 29, 2024, and December 31, 2023, respectively, in the unaudited condensed consolidated statements of income.

The Company recorded discrete income tax charges of $34,000 and $43,000 during the nine-month periods ended December 29, 2024 and December 31, 2023, respectively, to reflect the effects of the tax shortfalls and excess tax benefits arising from the forfeiture and expiration of stock options and the vesting of non-vested stock. The Company recorded discrete income tax charges of $50,000 and $19,000 during the nine-month periods ended December 29, 2024 and December 31, 2023, respectively, to reflect adjustments to prior year tax provisions.

The ETR on continuing operations and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 29.0% and 23.3% for the nine-month periods ended December 29, 2024 and December 31, 2023, respectively.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $4.1 million for the nine-month period ended December 31, 2023 to $7.0 million for the nine-month period ended December 29, 2024. The increase in the current year was partially the result of an increase in accounts payable in the current year that was $3.7 million higher than the decrease in the prior year and an increase in accrued liabilities in the current year that was $800,000 higher than the increase in the prior year. This increase was partially offset by a decrease in net income of $2.5 million from the prior year to the current year.

Net cash used in investing activities increased from $69,000 in the prior year to $17.0 million in the current year. The increase in the current year is primarily due to the $16.4 payment made in the current year to complete the Acquisition.

Net cash used in financing activities was $5.1 million for the nine-month period ended December 31, 2023 compared with $10.2 million in cash provided by financing activities for the nine-month period ended December 29, 2024. The Company incurred net borrowings under its revolving line of credit of $8.3 million and a term loan of $8.0 million that did not occur in the prior period, such borrowings primarily being required to fund the Acquisition.

As of December 29, 2024, the balance on the revolving line of credit was $13.7 million, there was no letter of credit outstanding and $15.3 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $115,000 and $106,000 for the three-month periods ended December 29, 2024 and December 31, 2023, respectively, and amounted to $283,000 and $265,000 for the nine-month periods ended December 29, 2024 and December 31, 2023, respectively.

On January 2, 2025, the Company and its subsidiaries entered into a letter agreement with CIT with respect to the financing agreement, pursuant to which CIT waived the Company's non-compliance with the fixed charge coverage ratio required under the financing agreement with respect to the Company's fiscal quarters ended September 29, 2024 and December 29, 2024. In addition, the letter agreement modified the financing agreement by changing the Excess Availability (as defined in the Financing Agreement) required to be maintained by the Company with respect to its revolving credit line under the financing agreement to $7,000,000 (from 50% of the outstanding balance of the Company's term loan under the financing agreement). Upon notice to the Company, CIT may reverse such modification.

On February 10, 2025, the Company and CIT amended the Company's financing agreement with CIT to: (i) waive, with respect to the fiscal year ending March 30, 2025, and through the fiscal year ending March 29, 2026, the Company's obligation to comply with the fixed charge coverage ratio; and (ii) increase the Excess Availability (as defined in the financing agreement) required to be maintained by the Company with respect to its revolving line of credit under the financing agreement from $7,000,000 to $7,500,000, until further notice to the Company by CIT. After such notice, the Excess Availability shall be 50% of the outstanding balance of the Company's term loan under the financing agreement.

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

INTEREST RATE RISK

As of December 29, 2024, the Company had $20.9 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit and a term loan. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $162,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

MARKET CONCENTRATION RISK

The Company’s financial results are closely tied to sales to its top two customers, which represented approximately 61% of the Company’s gross sales in fiscal year 2024. In addition, 40% of the Company’s gross sales in fiscal year 2024 consisted of licensed products, which included 24% of sales associated with the Company’s license agreements with affiliated companies of the Walt Disney Company.  The Company’s results could be materially impacted by the loss of one or more of these licenses. Since the filing of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, the Company acquired Baby Boom, which designs and sells licensed and unlicensed bedding and diaper bag products.

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

During the three-month period ended December 29, 2024, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, except as set forth below.

The imposition of tariffs on imports from China could adversely affect the cost and sourcing of the Company's products, among other things.

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. On February 1, 2025, President Trump issued executive orders directing the United States to impose new tariffs on imports from several nations, including China, effective February 4, 2025. The new tariffs likely will increase the cost of the products the Company sources from China and affect future shipments from the Company’s Chinese-based suppliers. The Company may not be able to pass along increases in tariffs and freight charges to its customers, and any alterations the Company may make to its business strategy or operations to adapt to the foregoing, including sourcing products from suppliers in other countries, would be time consuming and expensive.

The Company is currently evaluating the potential impact of the imposition of the new tariffs on imports from China to the Company’s business and financial condition. The actual impact of the new tariffs is uncertain because it is subject to a number of factors, including the duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that China may take and any mitigating actions that may become available. The actual impact of the new tariffs may have a material adverse effect on the Company’s business, cash flow, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 10, 2025, the Company and its subsidiaries entered into a letter agreement with CIT to amend the Company's financing agreement with CIT to: (i) waive, with respect to the fiscal year ending March 30, 2025, and through the fiscal year ending March 29, 2026, the Company's obligation to comply with the fixed charge coverage ratio; and (ii) increase the Excess Availability (as defined in the financing agreement) required to be maintained by the Company with respect to its revolving line of credit under the financing agreement from $7,000,000 to $7,500,000, until further notice to the Company by CIT. After such notice, the Excess Availability shall be 50% of the outstanding balance of the Company's term loan under the financing agreement.

During the three-month period ended December 29, 2024, none of the Company’s directors or officers informed the Company of the adoption, modification or termination of a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

10.2	Promissory Note, dated July 18, 2024, made by Crown Crafts, Inc., Sassy Baby Inc., NoJo Baby & Kids, Inc. and Manhattan Toy Europe, Limited, in favor of The CIT Group/Commercial Services, Inc. (6)

10.3	Letter Agreement, dated December 27, 2024, among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc. and The CIT Group/Commercial Services, Inc. (7)

10.4	Eighteenth Amendment to Financing Agreement, dated February 10, 2025, by and among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc. and The CIT Group/Commercial Services, Inc. (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (7)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (7)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer. (7)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer. (7)

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with the Company’s Form 10-Q for the quarterly period ended December 29, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: February 12, 2025	/s/ Craig J. Demarest
CRAIG J. DEMAREST
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)