Form 10-K
period 2025-03-30
CROWN CRAFTS INC
filed 2025-06-25
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2025

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 27, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $45.5 million.

As of May 31, 2025, 10,567,543 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

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

The Company operates indirectly through three wholly-owned subsidiaries, NoJo Baby & Kids, Inc. (“NoJo”), Sassy Baby, Inc. (“Sassy”) and Manhattan Toy Europe Limited (“MTE”) in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding, diaper bags, bibs, disposables, toys and feeding products. Most sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2025” or “2025” represent the 52-week period ended March 30, 2025, and references herein to “fiscal year 2024” or “2024” represent the 52-week period ended March 31, 2024.

On July 19, 2024 , NoJo acquired substantially all of the assets, and assumed certain specified liabilities, of Baby Boom Consumer Products, Inc. (the “Acquisition”), for a purchase price of $18.0 million in cash, subject to a dollar-for-dollar adjustment to the extent that the working capital at closing was greater or less than the target working capital of approximately $6.5 million. The Acquisition was funded by the Company using the proceeds of an $8.0 million term loan from the CIT Group/Commercial Services, Inc. (“CIT”) and additional borrowings under the Company’s revolving line of credit with CIT.

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

International Sales

Sales to customers in countries other than the U.S. represented 8% of the Company’s total gross sales during fiscal years 2025 and 2024, respectively. International sales are based upon the location that predominately represents what the Company believes to be the final destination of the products delivered to the Company’s customers.

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

Human Capital Resources

As of May 31, 2025, the Company had 168 employees, all of whom are full-time and none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company considers its relationship with its employees to be good.

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, including Sassy®, Manhattan Toy®, NoJo®, Baby Boom® and Neat Solutions® accounted for 39% and 38% of the Company’s total gross sales during fiscal years 2025 and 2024, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs that are subject to copyrights and design patents owned by the Company.

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

The current U.S. administration has issued executive orders directing the United States to impose new tariffs on imports from several nations, including China. The new tariffs have increased the cost of the products the Company sources from China and has affected shipments from the Company’s Chinese-based suppliers. See “Risk Factors – The imposition of tariffs on imports from China have adversely affected the cost and sourcing of the Company’s products among other things” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Known Trends and Uncertainties”.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 50% of the Company’s gross sales in fiscal year 2025, which included 21% of sales under the Company’s license agreements with affiliated companies of The Walt Disney Company (“Disney”), which expire as set forth below:

License Agreement	Expiration
Infant Bedding	September 30, 2025
Infant Feeding and Bath	December 31, 2025
Toddler Bedding	September 30, 2025
Marvel	September 30, 2025
STAR WARS Toddler Bedding	September 30, 2025
STAR WARS - Lego Plush	December 31, 2025

Customers

The Company’s customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2025 and 2024.

	2025	2024
Walmart Inc.	47%	42%
Amazon.com, Inc.	19%	19%

Products

The Company’s primary focus is on infant, toddler and juvenile products, including the following:

●	developmental toys
●	dolls and plush toys
●	reusable and disposable bibs
●	infant and toddler bedding
●	diaper bags
●	blankets and swaddle blankets
●	nursery and toddler accessories
●	room décor
●	burp cloths
●	reusable and disposable placemats and floor mats
●	disposable toilet seat covers and changing mats
●	feeding and care goods
●	other infant, toddler and juvenile soft goods

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

The current U.S. administration has issued executive orders directing the United States to impose new tariffs on imports from several nations. The new tariffs have increased the cost of products and have affected shipments from the Company’s suppliers. The Company may not be able to pass along all increases in tariffs and freight charges to its customers. See “Risk Factors – The imposition of tariffs on imports from China have adversely affected the cost and sourcing of the Company’s products among other things” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Known Trends and Uncertainties”.

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

The Company’s top two customers represented approximately 66% of gross sales in fiscal year 2025. Although the Company does not enter into contracts with its key customers, it expects its key customers to continue to be a significant portion of its gross sales in the future. The loss of, or a decline in orders from, one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 50% of the Company’s gross sales in fiscal year 2025, which included 21% of sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses. The volume of sales of licensed products is inherently tied to the success of the characters, films and other licensed programs of the Company’s licensors. A decline in the popularity of these licensed programs or the inability of the licensors to develop new properties for licensing could also result in a material loss of revenues to the Company. Additionally, the Company’s license agreements with Disney and others require a material amount of minimum guaranteed royalty payments. The failure by the Company to achieve the sales envisioned by the license agreements could result in the payment by the Company of shortfalls in the minimum guaranteed royalty payments, which would adversely impact the Company’s operating results.

The imposition of tariffs on imports from China have adversely affected the cost and sourcing of the Company’s products, among other things.

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. The current U.S. administration has issued executive orders directing the United States to impose new tariffs on imports from several nations, including China. The new tariffs have increased the cost of the products the Company sources from China and are affecting future shipments from the Company’s Chinese-based suppliers. The Company may not be able to pass along all increases in tariffs and freight charges to its customers, and any alterations the Company may make to its business strategy or operations to adapt to the foregoing, including sourcing products from suppliers in other countries, will be time consuming and expensive. The full impact of the new tariffs is uncertain because it is subject to a number of factors, including the duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that China may take and any mitigating actions that may become available. The full impact of the new tariffs may have a material adverse effect on the Company’s business, cash flow, results of operations and financial condition.

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

Significant increases in freight costs and the price of raw materials that are components of the Company’s products, including cotton, oil and labor, could adversely affect the amounts that the Company must pay its suppliers for its finished goods. Additionally, U.S. government imposed tariffs on certain countries, including China, from which we source products. The actual impact of the new tariffs is uncertain because it is subject to a number of factors, including the duration of such tariffs, changes in the amount, scope and nature of the tariffs in future, any countermeasures that China may take and any mitigating actions that may become available. If the Company is unable to pass these cost increases along to its customers, its profitability could be adversely affected.

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

The Company’s provision for income taxes is based on its effective tax rate, which in any given financial statement period could fluctuate based on changes in tax laws or regulations, changes in the mix and level of earnings by taxing jurisdiction, changes in the amount of certain expenses within the consolidated statements of operations that will never be deductible on the Company’s income tax returns and certain charges deducted on the Company’s income tax returns that are not included within the consolidated statements of operations. These changes could cause fluctuations in the Company’s effective tax rate either on an absolute basis, or in relation to varying levels of the Company’s pre-tax income. Such fluctuations in the Company’s effective tax rate could adversely affect its results of operations.

Changes in international trade regulations and other risks associated with foreign trade could adversely affect the Company’s sourcing.

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. Difficulties encountered by these suppliers, such as fires, accidents, natural disasters and the instability inherent in operating within an authoritarian political structure, could halt or disrupt production and shipment of the Company’s products. The Chinese government could make allegations against the Company of corruption or antitrust violations, or could adopt regulations related to the manufacture of products within China, including quotas, duties, taxes and other charges or restrictions on the exportation of goods produced in China. The Company could also be affected by the United States imposition or increase of import duties, tariffs and other import regulations and deteriorating diplomatic relations with China, which could have a material adverse effect on the Company’s business, cash flow, results of operations and financial condition. See “Risk Factors – The imposition of tariffs on imports from China could adversely affect the cost and sourcing of the Company’s products, among other things.”

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

The Company’s operations are highly dependent upon computer hardware and software systems, including customized information technology systems and cloud-based applications. The Company also employs third-party systems and software that are integral to its operations. These systems are vulnerable to cybersecurity incidents, including disruptions and security breaches, which can result from unintentional events or deliberate attacks by insiders or third parties, such as cybercriminals, competitors, nation-states, computer hackers and other cyber terrorists. The Company faces an evolving landscape of cybersecurity threats in which evildoers use a complex array of means to perpetrate attacks, including the use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks and distributed denial-of-service attacks. The use of AI technologies are in the early stages of wide spread adoption and continue to evolve rapidly. The risks to AI include operational risks and the rapidly evolving and uncertain legal and regulatory environment relating to AI.

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

The Company’s customers could place pressure on the Company to reduce the prices of its products. The Company continuously strives to stay ahead of its competition in sourcing, which allows the Company to obtain lower cost products while maintaining high standards for quality. There can be no assurance that the Company could respond to a decrease in sales prices by proportionately reducing its costs, which could adversely affect the Company’s operating results. With the implementation of tariffs on imports from China, there can be no assurance the Company could respond to increases in tariffs and freight charges by passing them along to its customers.

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

As of May 31, 2025, the Company has not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operation or financial condition. The Company has further disclosed how risks from cybersecurity threats could potentially have a material impact on the Company, including its business strategy, results of operations, or financial condition, in Part I, Item 1A, “Risk Factors” of this Annual Report.

Cybersecurity Governance

Cybersecurity, as an important part of the Company’s risk management processes, is a critical area of focus for the Company’s Board of Directors (the “Board”), which is responsible for oversight of the Company’s cybersecurity risk, including the effectiveness of cybersecurity risk management policies and protocols. As part of the Board’s oversight, the Board receives periodic reports from the Company’s Vice President of Information Technology and other members of the Company’s executive management team. These reports include updates on the Company’s cybersecurity risks and threats, the status of projects intended to strengthen its information security systems, assessments of the cybersecurity program, and the emerging threat landscape.

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

ITEM 2.  Properties

Each of the Company’s facilities are rented under leases that expire on various dates through fiscal year 2029, including 157,400 square feet at a warehouse and distribution facility located in Compton, California under a lease that expires May 31, 2028, 128,074 square feet at a warehouse and distribution facility located in Eden Valley, Minnesota under a lease that expires June 30, 2026, 16,837 square feet at Manhattan’s headquarters facility located in Minneapolis, Minnesota under a lease that expires March 31, 2027 and 15,598 square feet at the Company’s headquarters facility located in Gonzales, Louisiana under a lease that expires January 31, 2026. In addition, several employees of the Company perform their respective job functions from remote locations for which no rent is paid. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The table below sets forth certain information regarding the Company's principal real property as of the close of business on May 31, 2025.

Location	Use	Approximate Square Feet	Owned/ Leased
Gonzales, Louisiana	Administrative and sales office	15,598	Leased
Compton, California	Offices, warehouse and distribution center	157,400	Leased
Minneapolis, Minnesota	Product design and sales office	16,837	Leased
Eden Valley, Minnesota	Warehouse and distribution center	128,074	Leased
Grand Rapids, Michigan	Product design office	9,100	Leased
Newark, New Jersey	Product design office	2,048	Leased
Shanghai, People’s Republic of China	Office	1,912	Leased
Shenzhen, People’s Republic of China	Office	4,205	Leased

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

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Capital Market under the symbol “CRWS”. As of May 31, 2025, there were 160 record holders of the Company’s common stock.

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

Results of Operations

The following table contains results of operations for the fiscal years ended March 30, 2025 and March 31, 2024 and the dollar and percentage changes for those periods (in thousands, except percentages).

			Change
	2025	2024	$	%
Net sales by category:
Bedding and diaper bags	$41,083	$32,036	$9,047	28.2%
Bibs, toys and disposable products	46,167	55,596	(9,429)	-17.0%
Total net sales	87,250	87,632	(382)	-0.4%
Cost of products sold	65,985	64,632	1,353	2.1%
Gross profit	21,265	23,000	(1,735)	-7.5%
% of net sales	24.4%	26.2%
Marketing and administrative expenses	18,690	16,105	2,585	16.1%
% of net sales	21.4%	18.4%
Interest (expense) income - net	(1,173)	(734)	(439)	59.8%
Other (expense) income - net	(49)	67	(116)	-173.1%
Income tax (benefit) expense	(3,057)	1,334	(4,391)	-329.2%
Net (loss) income	(9,356)	4,894	(14,250)	-291.2%
% of net sales	-10.7%	5.6%

Net Sales:

Sales decreased to $87.3 million for the fiscal year ended March 30, 2025, compared with $87.6 million in the fiscal year ended March 31, 2024, a decrease of $382,000, or 0.4%. Sales of bedding and diaper bags increased by $9.0 million, and sales of bibs, toys and disposable products decreased by $9.4 million. The increase in sales of bedding and diaper bags is due to the impact of the Acquisition, which added $11.9 million net sales for the fiscal year ended March 30, 2025, and sales of bibs, toys and disposable products decreased primarily due to a major retailer reducing inventory levels and the loss of a program at another major retailer.

Gross Profit:

Gross profit decreased by $1.7 million and decreased from 26.2% of net sales for the fiscal year ended March 31, 2024 to 24.4% of net sales for the fiscal year ended March 30, 2025. This decrease in the gross profit amount for the current year was due to an increase in royalty expense primarily resulting from the Baby Boom Acquisition, a $600,000 increase in rent at our Compton facility, and increased tariffs of $324,000 associated with products imported from China.

Marketing and Administrative Expenses:

Marketing and administrative expenses increased by $2.6 million and increased from 18.4% of net sales for fiscal year 2024 to 21.4% of net sales for fiscal year 2025. The current year period includes $244,000 associated with the closure of the Company’s subsidiary in the United Kingdom and $1.2 million in costs associated with the Acquisition. Advertising costs increased $342,000 from the prior year.

Income Tax Expense:

The Company’s provision for income taxes is based upon an annual effective tax rate (“ETR”) on continuing operations, which was 25.1% and 21.4% for the fiscal years ended March 30, 2025 and March 31, 2024, respectively. The ETR on continuing operations combined with certain discrete income tax charges and benefits resulted in an overall provision for income taxes of 24.6% and 21.4% for the fiscal years ended March 30, 2025 and March 31, 2024, respectively.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top two customers, which represented approximately 66% of the Company’s gross sales in fiscal year 2025. A significant downturn experienced by either or both of these customers could lead to decreased sales.

During fiscal year 2025, consumers responded to macroeconomic conditions by trading down to lower priced items, buying fewer items, or foregoing some items altogether due to inflationary concerns. The Company monitors the impact of inflation on its operations on an ongoing basis and may need to adjust its prices to mitigate the impact of changes to the rate of inflation in future periods. Future volatility of prices could affect consumer purchases of our products. Additionally, the impact of inflation on input and other operational costs could adversely affect the Company's financial results.

The U.S. government has implemented tariffs on imports from certain countries, including China. The Company primarily sources products from foreign contract manufacturers, with the largest concentration being in China. The new tariffs have increased the cost of the products the Company sources from China and are affecting future shipments from the Company’s Chinese-based suppliers. The Company may not be able to pass along all increases in tariffs and freight charges to its customers, and any alterations the Company may make to its business strategy or operations to adapt to the foregoing, including sourcing products from suppliers in other countries, will be time-consuming and expensive. The full impact of the new tariffs may have a material adverse effect on the Company’s business, cash flow, results of operations and financial condition.

For an additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A, Part I. of this Annual Report.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities increased from $7.1 million for the fiscal year ended March 31, 2024 to $9.8 million for the fiscal year ended March 30, 2025. The Company in the current year experienced a decrease in its accounts receivable balances that was $1.2 million higher than the decrease in the prior year, and the Company in the current year experienced an increase in its accounts payable balances that was $3.3 million higher than the decrease in the prior year. The Company in the current year experienced an increase in its accrued liabilities balances that was $2.5 million higher than the decrease in the prior year.

Net cash used in investing activities was $17.2 million in the fiscal year ended March 30, 2025 compared with $193,000 in the fiscal year ended March 31, 2024. The increase in the current year was primarily due to the $16.3 million payment that was made in the current year to complete the Acquisition.

Net cash used in financing activities was $7.8 million in the fiscal year ended March 31, 2024 compared with $7.1 million in cash provided by financing activities in the fiscal year ended March 30, 2025. The Company incurred net borrowings under its revolving line of credit of $3.8 million and a term loan of $8.0 million that did not occur in the prior year, such borrowings primarily being required to fund the Acquisition.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and the availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at March 30, 2025 includes a revolving line of credit and a term loan of $8.0 million under a financing agreement with CIT. The Company may borrow up to $40 million under the revolving line of credit, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. At March 30, 2025, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the SOFR option, which was 5.9%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

As of March 30, 2025, there was a balance of $11.9 million owed on the revolving line of credit, there was no letter of credit outstanding and $13.8 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of March 31, 2024, there was a balance of $8.1 million owed on the revolving line of credit, there was no letter of credit outstanding and $19.2 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1,000,000 or (b) $4,000,000 (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of March 30, 2025, the Company has complied with the Excess Availability requirements.

To reduce its exposure to credit losses, the Company assigns substantially all of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of operations, were $386,000 and $353,000 during fiscal years 2025 and 2024, respectively.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period. The policies below, while not inclusive of all of the Company's accounting policies, set forth those accounting policies which the Company's management believes embody the most significant judgments due to the uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

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

Allowances Against Accounts Receivable: The Company estimates certain allowances from revenues recognized through sales made to its customers. These allowances include anticipated returns and claims, expected credit losses, cooperative advertising allowances, warehouse allowances, placement fees, volume rebates, coupons, and discounts.

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

To reduce the Company’s exposure to expected credit losses, and to enhance the predictability of its cash flows, the Company assigns substantially all of its receivables under factoring agreements with CIT. In the event that a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. With respect to the receivables that are not assigned under factoring agreements with CIT, the Company addresses this credit risk by establishing an allowance that is intended to represent the Company’s best estimate of the expected credit losses for such receivables. In the development of this estimate, the Company makes a number of judgements utilizing the Current Expected Credit Losses methodology, which requires the Company to estimate lifetime expected credit losses by specifically analyzing the receivables. This analysis incorporates an aging of the receivables, relevant payment history and historical loss experience, as well as the consideration of customer concentrations, customer creditworthiness, negotiated changes to the payment terms of customers, recent economic trends, and expectations regarding economic conditions over a reasonable and supportable future period. The allowance for expected credit losses is included in marketing and administrative expenses in the accompanying consolidated statements of operations.

The allowance for cooperative advertising, warehouse allowances, placement fees, volume rebates, coupons and discounts is recorded commensurate with sales activity or using the straight-line method, as appropriate. The majority of the Company’s allowances for such chargebacks occurs on a per invoice basis. The Company analyzes the components of the allowances for customer chargebacks monthly and adjusts the allowances to appropriate levels. Since allowances associated with cooperative advertising are accrued commensurate with sales activity or using the straight-line method, as appropriate, the timing of funding requests for cooperative advertising may result in fluctuations in the allowance from period to period, although such timing should not have a material impact on the consolidated statements of operations. The allowance for cooperative advertising is included in marketing and administrative expenses in the consolidated statements of operations. All other allowances for chargebacks related to warehouse allowances, placement fees, volume rebates, coupons and discounts are recorded as a reduction of net sales in the reporting period within which the related sales are recorded.

The Company’s actual experience associated with its allowances against accounts receivable in a future period may differ from the judgements, estimates, analysis and considerations employed in the development of these allowances. Thus, the Company’s allowances against accounts receivable at any point in time may be over-funded or under-funded.

Inventory Valuation: On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of products sold in the Company's consolidated statements of operations. Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company's financial position and results of operations.

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

Goodwill: The Company measures for impairment of goodwill within its reporting units annually as of the first day of the Company’s fiscal year. An additional interim measurement for impairment is performed during the year whenever an event or change in circumstances occurs that suggests that the fair value of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value. The annual or interim measurement for impairment is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such qualitative factors so indicate, then the measurement for impairment is continued by calculating an estimate of the fair value of each reporting unit and comparing the estimated fair value to the carrying value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, then an impairment charge is calculated as the difference between the carrying value of the reporting unit and its estimated fair value, not to exceed the goodwill of the reporting unit.

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

Interest Rate Risk

As of March 30, 2025, the Company had $18.5 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit and a term loan. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $139,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

Market Concentration Risk

The Company’s financial results are closely tied to sales to its top two customers, which represented approximately 66% of the Company’s gross sales in fiscal year 2025. In addition, 50% of the Company’s gross sales in fiscal year 2025 consisted of licensed products, which included 21% of sales associated with the Company’s license agreements with affiliated companies of Disney. The Company’s results could be materially impacted by the loss of one or more of these licenses.

The current U.S. administration has implemented tariffs on imports from certain countries, including China. The new tariffs have increased the cost of the products the Company sources from China and have affected shipments from the Company’s Chinese-based suppliers. The Company is may not be able to pass along all increases in tariffs and freight charges to its customers, and any alterations the Company may make to its business strategy or operations to adapt to the foregoing, including sourcing products from suppliers in other countries, will be time consuming and expensive.

ITEM 8.  Financial Statements and Supplementary Data

See pages 23 and F-1 through F-22 of this Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 30, 2025 because of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the below identified material weaknesses, management believes the consolidated financial statements as included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). At March 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the internal control over financial reporting at March 30, 2025, was not effective due to material weaknesses in the Company’s internal controls over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s evaluation of ICFR during fiscal year 2025, the Company has excluded an evaluation of the ICFR related to the operations of Baby Boom, which was acquired by the Company on July 19, 2024.

Material Weakness in Internal Control over Financial Reporting

Management has determined that the Company did not effectively design and maintain controls related to the review and approval of all manual journal entries.

However, after giving full consideration to this material weakness, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Management communicated the results of its assessment to the Audit Committee of the Board ("Audit Committee"). As a non-accelerated filer and a “smaller reporting company”, the Company is exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, the Company’s independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of March 30, 2025.

Remediation Efforts to Address Material Weaknesses

Management, with oversight from the Audit Committee, is committed to the remediation of the material weakness described above. The Company has continued to implement measures to improve the internal control structure. Specifically, the Company is:

●     Improving our internal control policies and procedures to ensure that there is appropriate segregation of duties regarding the recording and approval of manual journal entries; and

●     Enhancing the review of manual journal entries, including outlining policies and procedures to strengthen retention of contemporaneous documentation and ensure timely supervisory reviews by management.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended March 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1,000,000 or (b) $4,000,000 (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.

During the quarter ended March 30, 2025, none of the Company’s directors or officers informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2025 (the “Proxy Statement”) under the following captions, and the information under such captions is incorporated herein by reference:

●	Board of Directors and Corporate Governance – Board of Directors
●	Board of Directors and Corporate Governance – Director Nominee
●	Board of Directors and Corporate Governance – Continuing Directors
●	Board of Directors and Corporate Governance – Director Qualifications
●	Board of Directors and Corporate Governance – Board Committees
●	Board of Directors and Corporate Governance – Attendance at Board Committee Meetings and the Annual Meeting of Stockholders
●	Board of Directors and Corporate Governance – Director Nomination Process
●	Board of Directors and Corporate Governance – Board Diversity
●	Board of Directors and Corporate Governance – Code of Business Conduct and Ethics; Code of Conduct for Directors
●	Proposal 1 – Election of Directors
●	Director Compensation
●	Executive Compensation – Executive Officers
●	Executive Compensation – Compensation Discussion and Analysis – Employment, Severance and Compensation Arrangements
●	Executive Compensation – Compensation Discussion and Analysis – Other Compensation Program Aspects – Insider Trading Policy
●	Report of the Audit Committee
●	Stock Ownership Information – Delinquent Section 16(a) Reports
●	Certain Relationships and Related Transactions

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of March 30, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2014 Omnibus Equity Compensation Plan	508,000	$7.16	0

2021 Incentive Plan	280,000	$5.66	178,851

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

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement under the following captions, and the information under such captions is incorporated herein by reference:

●	Board of Directors and Corporate Governance – Board Committees – Audit Committee
●	Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8. of this Annual Report:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of March 30, 2025 and March 31, 2024
- Consolidated Statements of Operations for the Fiscal Years Ended March 30, 2025 and March 31, 2024
- Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended March 30, 2025 and March 31, 2024
- Consolidated Statements of Cash Flows for the Fiscal Years Ended March 30, 2025 and March 31, 2024
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

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning	Charged to		Balance at End of
	of Period	Expenses	Deductions	Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended March 31, 2024
Allowance for customer deductions	$1,474	$6,139	$6,443	$1,170
Allowance for expected credit losses	$0	$316	$0	$316

Year Ended March 30, 2025
Allowance for customer deductions	$1,170	$7,480	$7,201	$1,449
Allowance for expected credit losses	$316	$0	$42	$274

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

Exhibit
Number		Description of Exhibits
2.1	—	Asset Purchase Agreement, dated as July 19, 2024, between Crown Crafts, Inc., NoJo Baby & Kids, Inc., Baby Boom Consumer Products, Inc., and Elliot Betesh, Michael Betesh and Steven Betesh. (31)
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (10)
3.3	—	Amended and Restated Bylaws of the Company, effective as of November 14, 2023. (37)
4.1*	—	Crown Crafts, Inc. 2006 Omnibus Incentive Plan (As Amended August 14, 2012). (12)
4.2*	—	Form of Non-Qualified Stock Option Agreement (Employees). (4)
4.3*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (14)
4.4*	—	Form of Non-Qualified Stock Option Grant Agreement. (15)
4.5*	—	Form of Restricted Stock Grant Agreement. (15)
4.6*	—	Crown Crafts, Inc. 2021 Incentive Plan. (26)
4.7*	—	Form of Incentive Stock Option Grant Agreement. (27)
4.8*	—	Form of Nonstatutory Stock Option Grant Agreement. (27)
4.9*	—	Form of Restricted Stock Grant Agreement. (27)
4.10*	—	Form of Performance Share Grant Agreement (effective February 23, 2022). (28)
4.11	—	Description of Capital Stock (38)
10.1	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)
10.2	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)
10.3	—

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

10.29*	—	Amended and Restated Employment Agreement dated June 13, 2023 by and between the Company and Olivia W. Elliott. (32)
10.30	—

Seventeenth Amendment to Financing Agreement, dated July 19, 2024, by and among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc., Manhattan Toy Europe Limited and The CIT Group/Commercial Services, Inc. (33)

10.31	—	Promissory Note, dated July 18, 2024, made by Crown Crafts, Inc., Sassy Baby Inc., NoJo Baby & Kids, Inc. and Manhattan Toy Europe, Limited, in favor of The CIT Group/Commercial Services, Inc. (34)
10.32	—	Letter Agreement, dated as of December 27, 2024, among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc. and The CIT Group/Commercial Services, Inc. (35)
10.33	—	Eighteenth Amendment to Financing Agreement, dated February 10, 2025, by and among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc. and The CIT Group/Commercial Services, Inc. (36)
10.34*	—	Employment Agreement dated as of June 16, 2025 by and between Crown Crafts, Inc. and Claire K. Spencer (39)
10.35	—	Nineteenth Amendment to Financing Agreement, dated June 23, 2025, by and among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc. and The CIT Group/Commercial Services, Inc. (40)
14.1	—	Code of Ethics. (2)
19.1	—	Crown Crafts, Inc. Insider Trading Policy. (40)
21.1	—	Subsidiaries of the Company. (40)
23.1	—	Consent of KPMG LLP. (40)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (40)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (40)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (41)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (41)
97.1	—	Crown Crafts, Inc. Policy for the Recovery of Erroneously Awarded Compensation, Effective as of October 2, 2023. (38)
101	—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2025, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)          Consolidated Statements of Operations;

(ii)         Consolidated Balance Sheets;

(iii)        Consolidated Statements of Changes in Shareholders’ Equity;

(iv)        Consolidated Statements of Cash Flows; and

(v)         Notes to Consolidated Financial Statements.

104	—	Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(4)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated November 7, 2008.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.

(12)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 14, 2012.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(14)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(15)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2016.
(18)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 7, 2017.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 18, 2017.
(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018.
(22)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 22, 2019.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 22, 2021.
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 3, 2021.
(25)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021.
(26)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 28, 2021.
(27)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 11, 2021.
(28)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated March 1, 2022.
(29)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 15, 2022.
(30)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended April 3, 2022.
(31)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 22, 2024.
(32)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 15, 2023.
(33)	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 22, 2024.
(34)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
(35)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2024.
(36)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2024.
(37)	Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(38)	Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
(39)	Incorporated herein by reference to Registrant's Current Report on Form 8-K dated June 16, 2025.
(40)	Filed herewith.
(41)	Furnished herewith.

ITEM 16. Form 10-K Summary

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Crown Crafts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the Company) as of March 30, 2025 and March 31, 2024, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the two-year period ended March 30, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 30, 2025 and March 31, 2024, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended March 30, 2025, in conformity with U.S. generally accepted accounting principles.

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

Fair value of the licensing relationships intangible asset acquired in a business combination

As discussed in Note 5 to the consolidated financial statements, on July 19, 2024, the Company acquired substantially all of the assets, and assumed certain specified liabilities, of Baby Boom Consumer Products, Inc. (Baby Boom) for a purchase price of $16.3 million in cash. The acquisition has been accounted for as a business combination. Identifiable intangible assets acquired were recorded at their estimated fair of $5.0 million, which included licensing relationships intangible asset of $4.6 million.

We identified the evaluation of the fair value of the licensing relationships intangible asset acquired in the Baby Boom acquisition as a critical audit matter. Subjective auditor judgment was required to evaluate the projected revenue assumption used in the valuation of the acquired licensing relationships intangible asset changes to this assumption could have had a significant effect on the Company’s estimate of fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of a certain internal control related to the development of the projected revenue assumption used in the valuation of the licensing relationships intangible asset within the business combination process. We evaluated the reasonableness of the Company’s projected revenue assumption used to estimate the fair value of the acquired licensing relationships intangible asset by (1) comparing the Company’s projected revenue to relevant industry and external factors, including economic conditions, and (2) comparing the Company’s projected revenue to the historical experience and results of the Company.

Evaluation of certain anticipated returns and claims, expected credit losses, and chargebacks

As discussed in Note 2 to the consolidated financial statements, the Company estimates a provision for certain allowances for sales made to its customers. These allowances include anticipated returns and claims, expected credit losses, and chargebacks. These allowances are estimated using the Company’s historical experience with actual returns, claims, payments, credit losses, and chargebacks considering events that could result in a change from historical experience on a per-customer basis.

We identified the evaluation of certain anticipated returns and claims, expected credit losses, and chargebacks as a critical audit matter. Subjective auditor judgment was required to assess the relevance of historical experience used in estimating these allowances by determining if historical experience is indicative of future experience.

The following are the primary procedures we performed to address this critical audit matter. We assessed the relevance of historical experience used in estimating these allowances by 1) evaluating the Company’s assessment of current business and economic conditions, including comparing to relevant industry data and 2) testing the inputs of historical write offs on chargebacks. We evaluated the Company’s assessment of the relevance of historical experience for certain anticipated returns and claims, and chargebacks by testing a sample of historical write offs. We also performed sensitivity analyses over the historical write off experience to assess the impact of possible changes in the historical experience on the allowances recorded.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Baton Rouge, Louisiana

June 25, 2025

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 30, 2025 AND MARCH 31, 2024
(amounts in thousands, except share and per share amounts)

	March 30, 2025	March 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$521	$829
Accounts receivable (net of allowances of $1,723 at March 30, 2025 and $1,486 at March 31, 2024):
Due from factor	21,854	18,584
Other	2,654	3,819
Inventories	27,800	29,709
Prepaid expenses	2,474	1,883
Total current assets	55,303	54,824

Operating lease right of use assets	12,253	14,949

Property, plant and equipment - at cost:
Leasehold improvements	562	493
Machinery and equipment	5,845	5,062
Furniture and fixtures	518	477
Property, plant and equipment - gross	6,925	6,032
Less accumulated depreciation	5,037	4,376
Property, plant and equipment - net	1,888	1,656

Finite-lived intangible assets - at cost:
Customer relationships	8,174	8,174
Other finite-lived intangible assets	9,716	4,766
Finite-lived intangible assets - gross	17,890	12,940
Less accumulated amortization	10,840	10,068
Finite-lived intangible assets - net	7,050	2,872

Goodwill	-	7,926
Deferred income taxes	4,508	277
Other	152	202
Total Assets	$81,154	$82,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,225	$4,502
Accrued wages and benefits	1,325	813
Accrued royalties	1,507	290
Dividends payable	876	843
Operating lease liabilities, current	3,987	3,587
Other accrued liabilities	595	426
Current maturities of long-term debt	1,990	-
Total current liabilities	15,505	10,461

Non-current liabilities:
Long-term debt	16,512	8,112
Operating lease liabilities, noncurrent	9,107	12,138
Reserve for unrecognized tax liabilities	411	394
Total non-current liabilities	26,030	20,644

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at March 30, 2025 and March 31, 2024; Issued 13,478,402 shares at March 30, 2025 and 13,208,226 shares at March 31, 2024	135	132
Additional paid-in capital	58,637	57,888
Treasury stock - at cost - 2,910,859 shares at March 30, 2025 and 2,897,507 shares at March 31, 2024	(15,880)	(15,821)
Retained Earnings (accumulated deficit)	(3,273)	9,402
Total shareholders' equity	39,619	51,601
Total Liabilities and Shareholders' Equity	$81,154	$82,706

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED MARCH 30, 2025 AND MARCH 31, 2024
(amounts in thousands, except per share amounts)

	2025	2024

Net sales	$87,250	$87,632
Cost of products sold	65,985	64,632
Gross profit	21,265	23,000
Marketing and administrative expenses	18,690	16,105
Goodwill impairment charge	13,766	-
(Loss) income from operations	(11,191)	6,895
Other (expense) income:
Interest expense - net of interest income	(1,173)	(734)
(Loss) gain on sale of property, plant and equipment	(2)	58
Other (expense) income - net	(47)	9
(Loss) income before income tax expense	(12,413)	6,228
Income tax (benefit) expense	(3,057)	1,334
Net (loss) income	$(9,356)	$4,894

Weighted average shares outstanding:
Basic	10,365	10,210
Effect of dilutive securities	-	4
Diluted	10,365	10,214

Basic (loss) earnings per share	$(0.90)	$0.48

Diluted (loss) earnings per share	$(0.90)	$0.48

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED MARCH 30, 2025 AND MARCH 31, 2024

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(Dollar amounts in thousands)

Balances - April 2, 2023	13,051,814	$131	(2,897,507)	$(15,821)	$57,126	$7,778	$49,214

Issuance of shares	156,412	1	-	-	(1)	-	-
Stock-based compensation	-	-	-	-	763	-	763
Net income	-	-	-	-	-	4,894	4,894
Dividend declared on common stock - $0.32 per share	-	-	-	-	-	(3,270)	(3,270)

Balances - March 31, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$57,888	$9,402	$51,601

Issuance of shares	270,176	3	-	-	(3)	-	-
Stock-based compensation	-	-	-	-	752	-	752
Acquisition of treasury stock	-	-	(13,352)	(59)	-	-	(59)
Net loss	-	-	-	-	-	(9,356)	(9,356)
Dividends declared on common stock - $0.32 per share	-	-	-	-	-	(3,319)	(3,319)

Balances - March 30, 2025	13,478,402	$135	(2,910,859)	$(15,880)	$58,637	$(3,273)	$39,619

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED MARCH 30, 2025 AND MARCH 31, 2024
(amounts in thousands)

	2025	2024
Operating activities:
Net income	$(9,356)	$4,894
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	704	835
Amortization of intangibles	772	601
Amortization of debt issuance costs	7	-
Impairment charge - goodwill	13,766	-
Reduction in the carrying amount of right of use assets	4,618	4,344
Deferred income taxes	(4,231)	(1,092)
Loss (gain) on sale of property, plant and equipment	2	(58)
Reserve for unrecognized tax liabilities	17	71
Stock-based compensation	752	763
Changes in assets and liabilities:
Accounts receivable	1,658	453
Inventories	3,898	4,016
Prepaid expenses	(237)	(269)
Other assets	50	(14)
Lease liabilities	(4,465)	(3,580)
Accounts payable	55	(3,142)
Accrued liabilities	1,811	(738)
Net cash provided by operating activities	9,821	7,084
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(872)	(786)
Proceeds from sale of property, plant and equipment	-	105
Payment to acquire Baby Boom	(16,296)	-
Aggregate adjustment from the Manhattan and MTE acquisition	-	488
Net cash used in investing activities	(17,168)	(193)
Financing activities:
Repayments under revolving line of credit	(82,081)	(75,274)
Borrowings under revolving line of credit	85,834	70,712
Payments on term loan	(1,333)	-
Proceeds from term loan, net of issuance costs	7,964	-
Shares withheld to pay taxes on stock compensation	(59)	-
Dividends paid	(3,286)	(3,242)
Net cash provided (used in) by financing activities	7,039	(7,804)
Net decrease in cash and cash equivalents	(308)	(913)
Cash and cash equivalents at beginning of period	829	1,742
Cash and cash equivalents at end of period	$521	$829

Supplemental cash flow information:
Income taxes paid	$633	$2,747
Interest paid	1,046	818

Noncash activities:
Property, plant and equipment purchased but unpaid	(67)	(32)
Dividends declared but unpaid	(876)	(843)

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Crown Crafts, Inc. (the “Company”) was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through three wholly-owned subsidiaries, NoJo Baby & Kids, Inc. (“NoJo”), Sassy Baby, Inc. (“Sassy”) and Manhattan Toy Europe Limited (“MTE”) in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding, diaper bags, bibs, disposables, toys and feeding products. Most sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2025” or “2025” represent the 52-week period ended March 30, 2025, and references herein to “fiscal year 2024” or “2024” represent the 52-week period ended March 31, 2024.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the consolidated statements of operations and cash flows. Significant estimates are made with respect to:

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

Segments and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, diaper bags, bibs, toys and disposable products. Net sales of bedding, diaper bags and net sales of bibs, toys and disposable products for the fiscal years ended March 30, 2025 and March 31, 2024 are as follows (in thousands):

	2025	2024
Bedding and diaper bags	$41,083	$32,036
Bibs, toys and disposable products	46,167	55,596
Total net sales	$87,250	$87,632

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

To reduce the Company’s exposure to expected credit losses, and to enhance the predictability of its cash flows, the Company assigns substantially all of its receivables under factoring agreements with CIT. In the event that a factored receivable becomes uncollectible due to creditworthiness, CIT bears the risk of loss. With respect to the receivables that are not assigned under factoring agreements with CIT, the Company addresses this credit risk by establishing an allowance that is intended to represent the Company’s best estimate of the expected credit losses for such receivables. In the development of this estimate, the Company makes a number of judgements utilizing the Current Expected Credit Losses methodology, which requires the Company to estimate lifetime expected credit losses by specifically analyzing the receivables. This analysis incorporates an aging of the receivables, relevant payment history and historical loss experience, as well as the consideration of customer concentrations, customer creditworthiness, negotiated changes to the payment terms of customers, recent economic trends, and expectations regarding economic conditions over a reasonable and supportable future period. The allowance for expected credit losses is included in marketing and administrative expenses in the accompanying consolidated statements of operations.

The allowance for chargebacks related to cooperative advertising, warehouse allowances, placement fees, volume rebates, coupons, discounts and other allowances is recorded commensurate with sales activity or using the straight-line method, as appropriate. The majority of the Company’s allowances for such chargebacks occurs on a per-invoice basis. When a customer requests to have an agreed-upon deduction applied against the customer’s outstanding balance due to the Company, the allowances are correspondingly reduced to reflect such payments or credits issued against the customer’s account balance. The Company analyzes the components of the allowances for customer chargebacks monthly and adjusts the allowances to appropriate levels. Since allowances associated with cooperative advertising are accrued commensurate with sales activity or using the straight-line method, as appropriate, the timing of funding requests for cooperative advertising may result in fluctuations in the allowance from period to period, although such timing should not have a material impact on the consolidated statements of operations. The allowance for cooperative advertising is included in marketing and administrative expenses in the consolidated statements of operations. All other allowances for chargebacks related to warehouse allowances, placement fees, volume rebates, coupons and discounts are recorded as a reduction of net sales in the reporting period within which the related sales are recorded.

The Company’s actual experience associated with its allowances against accounts receivable in a future period may differ from the judgements, estimates, analysis and considerations employed in the development of these allowances. Thus, the Company’s allowances against accounts receivable at any point in time may be over-funded or under-funded.

Credit Concentration: The Company’s accounts receivable at March 30, 2025 amounted to $24.5 million, net of allowances of $1.7 million. Of this amount, $21.9 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 31, 2024 amounted to $22.4 million, net of allowances of $1.5 million. Of this amount, $18.6 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate value of the Company's inventory balances. Such amounts are presented as a current asset in the accompanying consolidated balance sheets and are a direct determinant of cost of products sold in the accompanying consolidated statements of operations and, therefore, have a significant impact on the amount of net income reported in the accounting periods. The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs to design, develop, source and store the product until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method, which assumes that inventory quantities are sold in the order in which they are acquired.

The determination of the indirect charges and their allocation to the Company’s finished goods inventories requires management judgment and estimates. If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company’s inventories and in the amount and timing of the Company’s cost of products sold and the resulting net income for the reporting period.

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established. To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of products sold in the Company’s consolidated statements of operations. Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly. Significant management judgment is required in determining the amount and adequacy of this allowance. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company’s financial position and results of operations.

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

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding and diaper bags and another that produces and markets infant and toddler bibs, toys, and disposables. The Company reported goodwill net of impairment of $0 and $7.9 million at March 30, 2025 and March 31, 2024, respectively.

The Company measures for impairment of goodwill within its reporting units annually as of the first day of the Company’s fiscal year. An additional interim measurement for impairment is performed during the year whenever an event or change in circumstances occurs that suggests that the fair value of either of the reporting units of the Company has more likely than not (defined as having a likelihood of greater than 50%) fallen below its carrying value. The annual or interim measurement for impairment is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such qualitative factors so indicate, then the measurement for impairment is continued by calculating an estimate of the fair value of each reporting unit and comparing the estimated fair value to the carrying value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, then an impairment charge is calculated as the difference between the carrying value of the reporting unit and its estimated fair value, not to exceed the goodwill of the reporting unit.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying consolidated statements of operations and amounted to $6.7 million and $5.3 million for the fiscal years ended March 30, 2025 and March 31, 2024, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s effective tax rate, which is based on the Company’s pre-tax income, as adjusted for certain expenses within the consolidated statements of operations that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of operations, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits. The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; taxable years open to examination as of March 30, 2025 were the fiscal years ended March 30, 2025, March 31, 2024, April 2, 2023, April 3, 2022, March 28, 2021, and March 29, 2020.

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

After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the tax impact of the revised state apportionment percentages resulted in the Company recording discrete reserves for unrecognized tax liabilities during the fiscal years ended March 30, 2025 and March 31, 2024 of $22,000 and $43,000, respectively, in the accompanying consolidated statements of operations.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of operations. During the fiscal years ended March 30, 2025 and March 31, 2024, the Company accrued $81,000 and $28,000, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the consolidated statements of operations and amounted to $914,000 and $572,000 for the fiscal years ended March 30, 2025 and March 31, 2024, respectively.

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

(Loss) Earnings Per Share: The Company calculates basic (loss) earnings per share by using a weighted average of the number of shares outstanding during the reporting periods. Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase shares at market value. The net number of shares issued after the exercise proceeds are exhausted represents the potentially dilutive effect of the exercisable options, which are added to basic shares to arrive at diluted shares. Due to the net loss incurred by the Company for the period ended March 30, 2025, diluted shares used in the calculation of the diluted loss per share represented basic shares because the inclusion of the potentially dilutive effect of the exercisable stock options would have resulted in anti-dilution.

Recently-Issued Accounting Standards: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, the objective of which is to improve the disclosures about a public entity’s reportable segments by providing more detailed information about a reportable segment’s expenses. For disclosures associated with annual and interim periods, the amendments in ASU No. 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023 and December 15, 2024, respectively, and early adoption is permitted. Upon adoption, a public entity must apply the amendments in ASU No. 2023-07 retrospectively to disclosures of all prior periods presented. The Company adopted ASU No. 2023-07 effective as of April 1, 2024 and the segment reporting disclosures in Note 3 reflect that adoption.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses, the objective of which is to enhance the transparency and usefulness of financial statements by requiring public entities to provide more detailed disclosures about their expenses. The amendments in ASU No. 2024-03 are required to be adopted for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is evaluating the guidance of the ASU No. 2024-03 against its existing disclosures related to income statement expenses.

The Company has determined that all other ASU’s issued which had become effective as of March 30, 2025, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Segment Reporting

The Company’s operations are managed and reported to its Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), on a consolidated basis. The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, diaper bags, bibs, toys and disposable products. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations, which requires the CODM to manage and evaluate the results of the Company in a consolidated manner to drive efficiencies and develop uniform strategies. Segment asset information is not used by the CODM to allocate resources.

As a single reportable segment entity, the Company’s segment performance measure is net income. The following table presents information about our reportable segment (in thousands):

	2025	2024
Net sales	$87,250	$87,632
Less:
Cost of products sold	65,985	64,632
Marketing and administrative expenses	18,690	16,105
Goodwill impairment charge	13,766	-
Interest expense, net and other	1,222	667
Income tax expense (benefit)	(3,057)	1,334
Segment net income	$(9,356)	$4,894

Included in the profit or loss measure above are the following: For the fiscal year ended March 30, 2025, depreciation expense was $704,000 and amortization expense, including $13.8 million of goodwill impairment, totaled $14.5 million, while for the fiscal year ended March 31, 2024, depreciation and amortization expenses were $835,000 and $601,000, respectively.

Note 4 – Inventories

As of March 30, 2025 and March 31, 2024, the Company’s balances of inventory were $27.8 million and $29.7 million, respectively, nearly all of which were finished goods.

Note 5 – Acquisition

On the July 19, 2024 (the “Closing Date”), NoJo acquired substantially all of the assets, and assumed certain specified liabilities, of Baby Boom Consumer Products, Inc. (“Baby Boom”)(the “Acquisition”), for a purchase price of $18.0 million in cash, subject to a dollar-for-dollar adjustment to the extent that the working capital at closing was greater or less than the target working capital of approximately $6.5 million. The Acquisition was funded by the Company using the proceeds of an $8.0 million term loan from The CIT Group/Commercial Services, Inc. (“CIT”) and additional borrowings under the Company’s revolving line of credit with CIT.

The Acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations. The Company is currently determining the allocation of the acquisition cost with the assistance of an independent third party. The identifiable assets acquired were recorded at their estimated fair value, which has been determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired were determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. The Company considers the measurement period to have ended as of June 25, 2025 and further considers all measurement period adjustments to be final.

The acquisition cost paid on the Closing Date amounted to $16.3 million, which included the net working capital adjustment. The following table represents the Company’s allocation of the acquisition cost (in thousands) to the identifiable assets acquired and the liabilities assumed based on their respective estimated fair values as of the Closing Date. The excess of the acquisition cost over the estimated fair value of the identifiable net assets acquired is reflected as goodwill.

Tangible assets:
Accounts receivable	3,764
Inventories	1,989
Prepaid expenses and other current assets	354
Total tangible assets	6,107
Amortizable intangible assets:
Tradename	350
Licensing relationships	4,600
Total amortizable intangible assets	4,950
Goodwill	5,840
Total acquired assets	16,897

Liabilities assumed:
Accounts payable	601
Total liabilities assumed	601
Net acquisition cost	$16,296

Based on the allocation of the acquisition cost, the Company recognized $5.3 million of goodwill as of the Closing Date, the entirety of which was assigned to the reporting unit of the Company that produces and markets infant and toddler bedding and diaper bags, and the entirety of which is expected to be deductible for income tax purposes. The goodwill recognized primarily consists of synergies expected from combining operations of Baby Boom and the Company and intangible assets acquired that do not qualify for separate recognition. The following table represents adjustments made to the amount of goodwill during the fiscal year ended March 30, 2025 (in thousands):

Amount of goodwill recognized based upon the preliminary allocation of the acquisition cost	$5,319
Adjustments made during the fiscal year ended March 30, 2025:
Increase to pre-acquisition accounts payable	10
Decrease to tradename as of the Closing Date	70
Decrease to licensing relationships as of the Closing Date	500
Settlement of working capital adjustment	(59)
Net adjustments made during the fiscal year ended March 30, 2025	521

Amount of goodwill recognized as of March 30, 2025	$5,840

The assets acquired in the Acquisition generated net sales of $11.9 million of bedding and diaper bag products for the period from the Closing Date to March 30, 2025. The Company is unable to reasonably estimate Baby Boom earnings from the Closing Date to March 30, 2025 after making every reasonable effort to do so. Amortization expense associated with the acquired amortizable intangible assets was $234,000 during the year ended March 30, 2025, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 14 years for the licensing relationships and 14 years on a weighted-average basis for the grouping taken together.

The Company has determined, on a pro forma basis, that the combined net sales and the combined net loss of the Company and Baby Boom, giving effect to the Acquisition as if it had been completed on April 3, 2023, would have been $92.3 million and $8.6 million, respectively, (unaudited) for the fiscal year ended March 30, 2025. The combined net sales and the combined net income would have been $109.9 million and $4.9 million, respectively, (unaudited) for the fiscal year ended March 31, 2024. The combined net income includes adjustments related to the amortization of the amortizable intangible assets acquired and estimates of the interest expense and income tax expense or benefit that would have been incurred, but otherwise do not reflect the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any revenue, tax or other synergies that may result from the Acquisition.

Note 6 – Financing Arrangements

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of operations, were $386,000 and $353,000 during the fiscal years ended March 30, 2025 and March 31, 2024, respectively.

Credit Facility: The Company’s credit facility includes a revolving line of credit and a term loan of $8.0 million under a financing agreement with CIT. The Company may borrow up to $40 million under the revolving line of credit, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. The financing agreement for the revolving line of credit matures on July 19, 2029. At March 30, 2025, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the SOFR option, which was 5.9%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

At March 30, 2025 and March 31, 2024, the balances on the revolving line of credit were $11.9 million and $8.1 million, respectively, there was no letter of credit outstanding and $13.8 million and $19.2 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries.

The Company’s credit facility as of March 30, 2025 includes an $8.0 million term loan, issued July 19, 2024, which is payable by the Company in 48 equal monthly installments and bears interest at SOFR plus 2.25% (6.6% at March 30, 2025). The balance on the term loan as of March 30, 2025 was $6.7 million, including $2.0 million classified as current.

On January 2, 2025, the Company and its subsidiaries entered into a letter agreement with CIT with respect to the financing agreement, pursuant to which CIT waived the Company’s non-compliance with the fixed charge coverage ratio required under the financing agreement with respect to the Company’s fiscal quarters ended September 29, 2024 and December 29, 2024. In addition, the letter agreement modified the financing agreement by changing the Excess Availability (as defined in the agreement) to $7,000,000 (from 50% of the outstanding balance of the Company’s term loan under the financing agreement). Upon notice to the Company, CIT may reverse such modification.

On February 10, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) waive, with respect to the fiscal year ending March 30, 2025, and through the fiscal year ending March 29, 2026, the Company’s obligation to comply with the fixed charge coverage ratio; and (ii) increase the Excess Availability (as defined in the financing agreement) required to be maintained by the Company with respect to its revolving line of credit under the financing agreement from $7,000,000 to $7,500,000, until further notice to the Company by CIT. After such notice, the Excess Availability required to be maintained by the Company shall be 50% of the outstanding balance of the Company’s term loan under the financing agreement.   The Company has amended the financing agreement subsequent to year end. See Note 15 Subsequent events for additional information.

The Company evaluates the fair value of its debt using three levels. Fair value should be based on the assumptions market participants would use when pricing the liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 – Includes the most reliable sources, and includes quoted prices in active markets for identical assets or liabilities.

●

Level 2 – Includes observable inputs. Observable inputs include inputs other than quoted prices that are observable for the liability, interest rates and forward rate curves, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the liabilities.

●	Level 3 – Includes unobservable inputs and should be used only when observable inputs are unavailable.

The following table presents fair value of the debt as of March 30, 2025:

		Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Term loan	$6,652	$-	$6,652	$-
Revolving line of credit	11,627	-	11,627	-
Total debt	$18,279	$-	$18,279	$-

The Company uses a valuation model to determine the fair value of the revolving line of credit and the term loan. The Company uses a discounted cash flow model to project the future principal and interest payments over the remaining life of the loans. The significant inputs used in the model are observable market data including SOFR Forward Curves.

Net debt issuance costs are presented as a direct reduction of the Company's long-term debt in the consolidated balance sheets and amounted to $30,000 and $0 as of March 30, 2025 and March 31, 2024, respectively. The amortization of the debt issuance costs was charged to interest expense. The amount of debt issuance costs included in interest expense were $7,000 and $0 during the fiscal years ended March 30, 2025 and March 31, 2024, respectively.

The aggregate maturities of long-term debt for each of the five years subsequent to March 30, 2025 are: $2 million in 2026, $2 million in 2027, $2.2 million in 2028, $500,000 in 2029 and $11.9 million in 2030.

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

For calendar years 2025, 2024, 2023 and, the Board established the employer matching contributions at 100% of the first 2% of employee contributions and 50% of the next 3% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account, then the unvested portion of the matching employer amount in their account is forfeited when the employee receives a distribution from their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company’s matching contributions to the 401(k) Plan, net of the utilization of forfeitures, were $359,000 and $320,000 for the fiscal years ended March 30, 2025 and March 31, 2024, respectively.

Note 8 – Goodwill, Customer Relationships and Other Intangible Assets

Goodwill: The Company measures for impairment the goodwill within its reporting units annually as of the first day of the Company’s fiscal year. On April 1, 2024, the Company performed a qualitative assessment to determine if it is more likely than not that the fair values of the Company’s reporting units are less than their carrying values by evaluating relevant events and circumstances, including financial performance, market conditions and share price. Based on this assessment, the Company concluded that the goodwill for each of the Company’s reporting units was not considered at risk of impairment.

At March 30, 2025, the Company determined that a triggering event occurred in relation to the depressed market price of the Company’s common stock and corresponding significant decline in the Company’s market capitalization. As a result, the Company performed a quantitative goodwill impairment test.

The fair value of goodwill in each impairment test was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in the Company’s determination of fair value required significant judgments by management. The principal assumptions used in the Company’s discounted cash flow analysis consisted of (a) long-term projections of financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates. Under the market approach, the principal assumption included an estimate of a control premium.

Based on the goodwill impairment analysis performed, the Company determined that the estimated fair values of its reporting units were lower than their carrying value, indicating that the goodwill within these reporting units had been impaired. Consequently, the Company recorded a non-cash goodwill impairment charge of $13.8 million during the year ended March 30, 2025. The following table presents the carrying amounts of the Company’s goodwill (in thousands):

As of April 3, 2023
Gross goodwill	$30,838
Accumulated impairment losses	(22,912)
Net goodwill	$7,926

Additions	$-
Net goodwill, March 31, 2024	$7,926

As of March 31, 2024:
Gross goodwill	$30,838
Accumulated impairment losses	(22,912)
Net goodwill	$7,926

Additions	$5,840
Impairment charge	(13,766)
Net goodwill, March 30, 2025	$-

As of March 30, 2025:
Gross goodwill	$36,678
accumulated impairment losses	(36,678)
Net goodwill	$-

Other Intangible Assets: Other intangible assets as of March 30, 2025 and March 31, 2024 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of March 30, 2025 and March 31, 2024, the amortization expense for the fiscal years ended March 30, 2025 and March 31, 2024, the entirety of which has been included in marketing and administrative expenses in the accompanying consolidated statements of operations, are as follows (in thousands):

					Amortization Expense
	Gross Amount		Accumulated Amortization		Fiscal Year Ended
	March 30,	March 31,	March 30,	March 31,	March 30,	March 31,
	2025	2024	2025	2024	2025	2024
Tradename and trademarks	$3,217	$2,867	$2,316	$2,185	$131	$160
Non-compete covenants	98	98	98	98	-	-
Patents	1,601	1,601	1,160	1,107	53	52
Customer relationships	8,174	8,174	7,007	6,658	349	369
Licensing relationships	4,800	200	259	20	239	20
Total other intangible assets	$17,890	$12,940	$10,840	$10,068	$772	$601

The Company estimates that its amortization expense will be $774,000, $747,000, $701,000, $563,000 and $563,000 in fiscal years 2026, 2027, 2028, 2029 and 2030, respectively.

Note 9 – Leases

During the fiscal years ended March 30, 2025 and March 31, 2024, the Company capitalized operating lease obligations as right of use assets and recognized corresponding lease liabilities in the amount of $999,000 and $993,000. The Company made cash payments related to its recognized operating leases of $4.5 million and $3.6 million during the fiscal years ended March 30, 2025 and March 31, 2024, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying consolidated statements of cash flows. The Company recognized noncash reductions to its operating right of use assets resulting from reductions to its lease liabilities in the amount of $876,000 and $1.0 million during the fiscal years ended March 30, 2025 and March 31, 2024, respectively. As of March 30, 2025 and March 31, 2024, the Company’s operating leases had weighted-average discount rates of 6.0% and 6.0%, respectively, and weighted-average remaining lease terms of 3.2 years and 3.9 years, respectively.

During the fiscal years ended March 30, 2025 and March 31, 2024, the Company classified its operating lease costs within the accompanying consolidated statements of operations as follows (in thousands):

Cost of products sold	$4,202	$3,956
Marketing and administrative expenses	386	388
Total operating lease costs	$4,588	$4,344

The maturities of the Company’s operating lease liabilities as of March 30, 2025 are as follows (in thousands):

Fiscal Year
2026	$4,703
2027	4,384
2028	4,135
2029	850
2030	192
2031	148
2032	48
Total undiscounted operating lease payments	14,460
Less imputed interest	1,366
Operating lease liabilities - net	$13,094

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

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2021 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2021 Plan is administered by the Compensation Committee of the Board, which selects eligible employees, non-employee directors and other individuals to participate in the 2021 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of stock options) and other terms of individual awards. At March 30, 2025, 179,000 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. During fiscal years 2025 and 2024, the Company recorded $752,000 and $763,000 of stock-based compensation, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. No stock-based compensation costs were capitalized as part of the cost of an asset as of March 30, 2025.

Stock Options: The following table represents stock option activity for fiscal years 2025 and 2024:

	2025		2024
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.93	895,500	$7.32	735,500
Granted	$5.03	30,000	$5.20	170,000
Expired	$7.90	(52,500)	$6.14	(10,000)
Forfeited	$-	(110,000)	$-	-
Outstanding at End of Period	$6.84	763,000	$6.93	895,500
Exercisable at End of Period	$7.11	658,000	$7.41	665,500

At March 30, 2025, there was no intrinsic value of both the outstanding and exercisable stock options. There were no stock options exercised during the fiscal years ended March 30, 2025, and March 31, 2024. As of March 31, 2024, the intrinsic value of the outstanding and exercisable stock options was $33,000 and $24,000, respectively.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options awarded to certain employees during fiscal years 2025 and 2024, which options vest over a two-year period, assuming continued service.

	Fiscal Year Ended
	March 30, 2025		March 31, 2024
Number of options issued	10,000	20,000	40,000	10,000	120,000
Grant date	July 15, 2024	June 10, 2024	March 26, 2024	November 14, 2023	June 21, 2023
Dividend yield	6.67%	6.21%	6.07%	7.60%	6.08%
Expected volatility	20.00%	20.00%	20.00%	20.00%	25.00%
Risk free interest rate	4.23%	4.62%	4.38%	4.56%	4.29%
Contractual term (years)	10.00	10.00	10.00	10.00	10.00
Expected term (years)	3.00	3.00	3.00	3.00	3.00
Forfeiture rate	5.00%	5.00%	5.00%	5.00%	5.00%
Exercise price (grant-date closing price) per option	$4.80	$5.15	$5.27	$4.21	$5.26
Fair value per option	$0.26	$0.30	$0.32	$0.20	$0.46

For the fiscal years ended March 30, 2025 and March 31, 2024, the Company recognized compensation expense associated with stock options as follows (in thousands):

	Fiscal Year Ended March 30, 2025
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2023	$6	$1	$7
2024	9	15	24
2025	6	2	8

Total stock option compensation	$21	$18	$39

	Fiscal Year Ended March 31, 2024
	Cost of	Marketing &
	Products	Administrative	Total
Options Granted in Fiscal Year	Sold	Expenses	Expense
2022	$10	$21	$31
2023	22	32	54
2024	9	11	20

Total stock option compensation	$41	$64	$105

A summary of stock options outstanding and exercisable as of March 30, 2025 is as follows:

					Weighted-		Weighted-
				Weighted-	Avg. Exercise		Avg. Exercise
			Number	Avg. Remaining	Price of	Number	Price of
Exercise			of Options	Contractual	Options	of Options	Options
Price			Outstanding	Life in Years	Outstanding	Exercisable	Exercisable
$4.00	-	4.99	95,000	5.62	$4.77	80,000	$4.81
$5.00	-	5.99	170,000	8.22	$5.29	80,000	$5.34
$6.00	-	6.99	100,000	7.19	$6.54	100,000	$6.54
$7.00	-	7.99	283,000	5.09	$7.69	283,000	$7.69
$8.00	-	8.99	55,000	0.20	$8.38	55,000	$8.38
$9.00	-	9.99	60,000	1.19	$9.60	60,000	$9.60
			763,000	5.47	$6.84	658,000	$7.11

As of March 30, 2025, total unrecognized stock-option compensation costs amounted to $19,000, which will be recognized as the underlying stock options vest over a weighted-average period of 6.4 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Non-vested Stock Granted to Directors: The following shares of non-vested stock were granted to the Company’s directors:

Number of Shares	Fair Value per Share	Grant Date	Vesting Period (Years)
81,176	$4.68	August 15, 2024	One
60,412	$4.85	August 15, 2023	One

The fair value of the non-vested stock granted to the Company’s directors was based on the closing price of the Company’s common stock on the date of each grant.

In August 2024 and August 2023, 60,412 shares and 35,172 shares, respectively, that had been granted to the Company’s directors vested, having an aggregate value of $292,000 and $168,000, respectively. The remaining shares set forth above will vest over the periods indicated, assuming continued service.

Non-vested Stock Granted to Employees: The following shares of non-vested stock were granted to certain of the Company’s employees:

Number of Shares	Fair Value per Share	Grant Date	Vesting Date
179,000	$3.82	March 26, 2025	March 26, 2028
70,000	$5.27	March 26, 2024	March 26, 2027
26,000	$4.77	August 14, 2023	August 14, 2024
40,000	$5.85	March 21, 2023	March 21, 2025

These shares vest on the dates indicated, assuming continued service. In August 2024 and March 2025, 26,000 shares and 40,000 shares, respectively, that had been granted to certain of the Company’s employees vested, having an aggregate value of $125,000 and $154,000 respectively.

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

For the fiscal years ended March 30, 2025 and March 31, 2024, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses in the accompanying consolidated statements of operations, as follows (in thousands):

Stock Granted in Fiscal Year	2025	2024
2022	$64	$185
2023	117	195
2024	262	278
2025	270	-

Total stock grant compensation	$713	$658

As of March 30, 2025, total unrecognized compensation expense related to the Company’s non-vested stock grants was $1.1 million, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 16.3 months. The amount of future compensation expense related to non-vested stock grants could be affected by any future non-vested stock grants and by the separation from the Company of any individual who has unearned or unvested grants as of such individual’s separation date.

In connection with the retirement of Craig J. Demarest as the Company’s Chief Financial Officer, Vice President and Secretary effective June 30, 2025, the Compensation Committee of the Board accelerated the vesting of the restricted stock award, consisting of 25,000 shares of the Company’s common stock, granted to Mr. Demarest on March 26, 2024, pursuant to the 2021 Plan (the “Award”). The Award was originally scheduled to vest in its entirety on March 26, 2027 (from March 26, 2024, through March 26, 2027, the “Vesting Period”). The Award now will vest on the last day of Mr. Demarest’s employment with the Company (which is expected to be July 1, 2025) as to a number of shares of the Company’s common stock equal to the product of (i) 25,000, multiplied by (ii) a fraction, the numerator of which is the number of days Mr. Demarest was employed by the Company during the Vesting Period and the denominator of which is the number of calendar days in the Vesting Period. The unvested portion of the Award, as of the last day of Mr. Demarest’s employment with the Company, will be forfeited.

Note 11 – Income Taxes

The Company’s income tax provision for fiscal years 2025 is summarized below (in thousands):

	Fiscal year ended March 30, 2025
	Current	Deferred	Total
Income tax expense (benefit) on current year income:
Federal	$950	$(3,419)	$(2,469)
State	145	(812)	(667)
Foreign	15	-	15
Total income tax expense (benefit) on current year income	1,110	(4,231)	(3,121)
Income tax expense - discrete items:
Reserve for unrecognized tax benefits	6	-	6
Adjustment to prior year provision	24	-	24
Tax shortfall related to stock-based compensation	34	-	34
Income tax expense - discrete items	64	-	64
Total income tax expense (benefit)	$1,174	$(4,231)	$(3,057)

The Company’s income tax provision for fiscal years 2024 is summarized below (in thousands):

	Fiscal year ended March 31, 2024
	Current	Deferred	Total
Income tax expense (benefit) on current year income:
Federal	$2,065	$(883)	$1,182
State	346	(209)	137
Foreign	14	-	14
Total income tax expense (benefit) on current year income	2,425	(1,092)	1,333
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	43	-	43
Adjustment to prior year provision	(68)	-	(68)
Tax shortfall related to stock-based compensation	26	-	26
Income tax expense - discrete items	1	-	1
Total income tax expense (benefit)	$2,426	$(1,092)	$1,334

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 30, 2025 and March 31, 2024 are as follows (in thousands):

	March 30, 2025	March 31, 2024
Deferred income tax assets:
Employee wage and benefit accruals	$260	$148
Accounts receivable and inventory reserves	673	585
Operating lease liabilities	3,241	3,892
Intangible assets	3,490	243
State net operating loss carryforwards	704	704
Accrued interest and penalty on unrecognized tax liabilities	20	18
Stock-based compensation	517	469
Total gross deferred income tax assets	8,905	6,059
Less valuation allowance	(704)	(704)
Deferred income tax assets after valuation allowance	8,201	5,355

Deferred income tax liabilities:
Prepaid expenses	(488)	(552)
Operating lease right of use assets	(3,033)	(3,700)
Intangible assets	-	(666)
Property, plant and equipment	(172)	(160)
Total deferred income tax liabilities	(3,693)	(5,078)
Net deferred income tax assets	$4,508	$277

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of March 30, 2025 and March 31, 2024 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

The following table sets forth the reconciliation of the beginning and ending amounts of unrecognized tax liabilities for fiscal years ended March 30, 2025 and March 31, 2024 (in thousands):

	2025	2024
Balance at beginning of period	$394	$323
Additions related to current year positions	22	43
Additions related to prior year positions	81	28
Revaluations due to change in enacted tax rates	-	-
Reductions for tax positions of prior years	-	-
Reductions due to lapses of the statute of limitations	(86)	-
Reductions pursuant to judgements and settlements	-	-
Balance at end of period	$411	$394

During fiscal years 2025 and 2024, the Company recorded discrete income tax charges of $34,000 and $26,000, respectively, to reflect the effect of the tax shortfall arising from the exercise of stock options and the vesting of non-vested stock during the periods.

The Company’s provision for income taxes is based upon effective tax rates of 24.6% and 21.4% in the fiscal years ended March 30, 2025 and March 31, 2024, respectively. These effective tax rates are the sum of the top U.S. statutory federal income tax rate and a composite rate for state income taxes, net of federal tax benefit, in the various states in which the Company operates, plus the net effect of various discrete items.

The following table reconciles income tax expense on income from continuing operations at the U.S. federal income tax statutory rate to the net income tax provision reported for fiscal years 2025 and 2024 (amounts in thousands):

	Fiscal year ended March 30, 2025		Fiscal year ended March 31, 2024
	Amount	Percentage	Amount	Percentage
Income (loss) before income tax expense	$(12,413)	100.0%	$6,228	100.0%

Tax expense (benefit) at federal statutory rate	$(2,607)	21.0%	$1,308	21.0%
State income taxes, net of Federal income tax benefit	(527)	4.2%	108	1.7%
Tax credits	(14)	0.1%	(115)	-1.8%
Discrete items	64	-0.5%	1	0.0%
Other - net, including foreign	27	-0.2%	32	0.5%
Income tax expense (benefit)	$(3,057)	24.6%	$1,334	21.4%

State and foreign income taxes consist primarily of amounts paid to the State of California and the People’s Republic of China, respectively.

Note 12 – Shareholders’ Equity

Dividends: The holders of shares of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Cash dividends of $0.32 per share were declared during each of fiscal years 2025 and 2024, amounting to $3.3 million and $3.3 million, respectively. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company from several employees shares of common stock to satisfy the exercise price and income tax withholding obligations relating to the exercise of stock options and the vesting of stock. In this manner, the Company acquired 13,000 treasury shares during the fiscal year ended March 30, 2025 at a weighted-average market value of $4.44 per share. There were no such transactions during the fiscal year ended March 31, 2024.

Note 13 – Major Customers and Concentrations

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

The U.S. government has implemented tariffs on imports from certain countries, including China. The new tariffs have increased the cost of the products the Company sources from China and have affected shipments from the Company’s Chinese-based suppliers. The Company is currently evaluating the potential impact of the imposition of new tariffs on imports from China to the Company’s business and financial condition. The actual impact of the new tariffs is uncertain because it is subject to a number of factors, including the duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that China may take and any mitigation actions that may become available.

The Company maintains foreign representative offices located in Shanghai and Shenzhen, China, which are responsible for the coordination of production, purchases and shipments, seeking out new vendors and overseeing inspections for social compliance and quality. No supplier represented at least 10% of the Company’s total suppliers.

Licensed Products: Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 50% of the Company’s gross sales in fiscal year 2025, which included 21% of sales under the Company’s license agreements with affiliated companies of The Walt Disney Company, which expire as set forth below:

License Agreement	Expiration
Infant Bedding	September 30, 2025
Infant Feeding and Bath	December 31, 2025
Toddler Bedding	September 30, 2025
Marvel	September 30, 2025
STAR WARS Toddler Bedding	September 30, 2025
STAR WARS - Lego Plush	December 31, 2025

The Company expects to renew the licenses upon their expiration.

Customers: The Company’s customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented more than 10% of the Company’s gross sales during the fiscal years ended March 30, 2025 and March 31, 2024.

	2025	2024
Walmart Inc.	47%	42%
Amazon.com, Inc.	19%	19%

Note 14 – Commitments and Contingencies

Royalty expense amounted to $6.7 million and $5.3 million during fiscal years 2025 and 2024, respectively. The Company’s commitment for the next five fiscal years for minimum guaranteed royalty payments under its license agreements as of March 30, 2025 is $2.4 million, consisting of $1.4 million, $640,000, $190,000, $146,000 and $56,000 due in fiscal years 2026, 2027, 2028, 2029 and 2030, respectively.

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

Note 15 – Subsequent Events

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1,000,000 or (b) $4,000,000 (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of March 30, 2025, the Company has complied with the Excess Availability requirements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN CRAFTS, INC.

Date: June 25, 2025	By:	/s/ Olivia W. Elliott
Olivia W. Elliott
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Olivia W. Elliott	President, Chief Executive Officer and Director	June 25, 2025
Olivia W. Elliott	(Principal Executive Officer)

/s/ Craig J. Demarest	Vice President and Chief Financial Officer (Principal Financial Officer and	June 25, 2025
Craig J. Demarest	Principal Accounting Officer)

/s/ Zenon S. Nie	Chairman of the Board of Directors	June 25, 2025
Zenon S. Nie

/s/ Michael Benstock	Director	June 25, 2025
Michael Benstock

/s/ Donald Ratajczak	Director	June 25, 2025
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 25, 2025
Patricia Stensrud