Form 10-Q
period 2025-06-29
CROWN CRAFTS INC
filed 2025-08-13
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of August 7, 2025 was 10,565,011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 29, 2025 AND MARCH 30, 2025
(amounts in thousands, except share and per share amounts)

	June 29, 2025	March 30, 2025

ASSETS
Current assets:
Cash and cash equivalents	$227	$521
Accounts receivable (net of allowances of $1,988 at June 29, 2025 and $1,723 at March 30, 2025):
Due from factor	14,406	21,854
Other	2,798	2,654
Inventories	31,572	27,800
Prepaid expenses	2,239	2,474
Total current assets	51,242	55,303

Operating lease right of use assets	11,250	12,253

Property, plant and equipment - at cost:
Leasehold improvements	562	562
Machinery and equipment	5,979	5,845
Furniture and fixtures	518	518
Property, plant and equipment - gross	7,059	6,925
Less accumulated depreciation	5,235	5,037
Property, plant and equipment - net	1,824	1,888

Finite-lived intangible assets - at cost:
Customer relationships	8,174	8,174
Other finite-lived intangible assets	9,716	9,716
Finite-lived intangible assets - gross	17,890	17,890
Less accumulated amortization	11,054	10,840
Finite-lived intangible assets - net	6,836	7,050

Deferred income taxes	4,721	4,508
Other	150	152
Total Assets	$76,023	$81,154

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,393	$5,225
Accrued wages and benefits	1,115	1,325
Accrued royalties	797	1,507
Dividends payable	890	876
Operating lease liabilities, current	4,089	3,987
Other accrued liabilities	523	595
Current maturities of long-term debt	1,990	1,990
Total current liabilities	17,797	15,505

Non-current liabilities:
Long-term debt	11,890	16,512
Operating lease liabilities, noncurrent	8,048	9,107
Reserve for unrecognized tax liabilities	419	411
Total non-current liabilities	20,357	26,030

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at June 29, 2025 and March 30, 2025; Issued 13,493,402 shares at June 29, 2025 and 13,478,402 shares at March 30, 2025	135	135
Additional paid-in capital	58,837	58,637
Treasury stock - at cost - 2,910,859 shares at June 29, 2025 and March 30, 2025	(15,880)	(15,880)
Retained Earnings (accumulated deficit)	(5,223)	(3,273)
Total shareholders' equity	37,869	39,619
Total Liabilities and Shareholders' Equity	$76,023	$81,154

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-MONTH PERIODS ENDED JUNE 29, 2025 AND JUNE 30, 2024
(amounts in thousands, except per share amounts)

	June 29, 2025	June 30, 2024

Net sales	$15,478	$16,212
Cost of products sold	11,960	12,246
Gross profit	3,518	3,966
Marketing and administrative expenses	4,717	4,263
Loss from operations	(1,199)	(297)
Other (expense) income:
Interest expense - net of interest income	(283)	(101)
Other income - net	99	12
Loss before income tax benefit	(1,383)	(386)
Income tax benefit	(279)	(64)
Net loss	$(1,104)	$(322)

Weighted average shares outstanding:
Basic	10,570	10,311
Diluted	10,570	10,311

Basic loss per share	$(0.10)	$(0.03)

Diluted loss per share	$(0.10)	$(0.03)

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE-MONTH PERIODS ENDED JUNE 29, 2025 AND JUNE 30, 2024

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(Dollar amounts in thousands)

Balances - March 31, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$57,888	$9,402	$51,601

Stock-based compensation	-	-	-	-	202	-	202
Net loss	-	-	-	-	-	(322)	(322)
Dividend declared on common stock - $0.08 per share	-	-	-	-	-	(825)	(825)

Balances - June 30, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$58,090	$8,255	$50,656

Balances - March 30, 2025	13,478,402	$135	(2,910,859)	$(15,880)	$58,637	$(3,273)	$39,619

Issuance of shares	15,000	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	200	-	200
Net loss	-	-	-	-	-	(1,104)	(1,104)
Dividends declared on common stock - $0.08 per share	-	-	-	-	-	(846)	(846)

Balances - June 29, 2025	13,493,402	$135	(2,910,859)	$(15,880)	$58,837	$(5,223)	$37,869

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED JUNE 29, 2025 AND JUNE 30, 2024
(amounts in thousands)

	Three-Month Periods Ended
	June 29, 2025	June 30, 2024
Operating activities:
Net loss	$(1,104)	$(322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	198	184
Amortization of intangibles	214	148
Amortization of debt issuance costs	3	-
Reduction in the carrying amount of right of use assets	1,164	1,136
Deferred income taxes	(213)	(304)
Reserve for unrecognized tax liabilities	8	8
Stock-based compensation	200	202
Changes in assets and liabilities:
Accounts receivable	7,304	6,581
Inventories	(3,772)	(901)
Prepaid expenses	235	380
Other assets	2	(11)
Lease liabilities	(1,167)	(1,103)
Accounts payable	3,119	2,174
Accrued liabilities	(943)	(159)
Net cash provided by operating activities	5,248	8,013
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(86)	(284)
Net cash used in investing activities	(86)	(284)
Financing activities:
Repayments under revolving line of credit	(21,000)	(21,329)
Borrowings under revolving line of credit	16,875	14,683
Payments on term loan	(500)	-
Dividends paid	(831)	(809)
Net cash used in financing activities	(5,456)	(7,455)
Net decrease in cash and cash equivalents	(294)	274
Cash and cash equivalents at beginning of period	521	829
Cash and cash equivalents at end of period	$227	$1,103

Supplemental cash flow information:
Income taxes paid	$11	$11
Interest paid	306	92

Noncash activities:
Property, plant and equipment purchased but unpaid	(49)	(51)
Dividends declared but unpaid	(890)	(858)

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JUNE 29, 2025 AND JUNE 30, 2024

Note 1 – Interim Financial Statements

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (the “Company”) and have been prepared pursuant to accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of June 29, 2025 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended June 29, 2025 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 29, 2026. For further information, refer to the Company’s consolidated financial statements and notes thereto for the fiscal year ended March 30, 2025, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2026” or “2026” represent the 52-week period ending March 29, 2026 and references herein to “fiscal year 2025” or “2025” represent the 52-week period ended March 30, 2025.

Recently-Issued Accounting Standards:

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses, the objective of which is to enhance the transparency and usefulness of financial statements by requiring public business entities to provide more detailed disclosures about their expenses. The amendments in ASU No. 2024-03 are required to be adopted for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is evaluating the guidance of the ASU No. 2024-03 against its existing disclosures related to income statement expenses.

The Company has determined that all other ASUs issued which had become effective as of June 29, 2025, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Loss Per Share: Due to the net loss incurred by the Company in the three-month periods ended June 29, 2025 and June 30, 2024, diluted shares used in the calculation of the diluted loss per share represented basic shares because the inclusion of the potentially dilutive effect of the exercisable stock options would have resulted in anti-dilution.

Note 2 – Advertising Costs

Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and amounted to $396,000 and $127,000 for the three months ended June 29, 2025 and June 30, 2024, respectively.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss). The following table presents information about the Company’s reportable segment (in thousands):

	Three-Month Periods Ended
	June 29, 2025	June 30, 2024
Net sales	$15,478	$16,212
Less:
Cost of products sold	11,960	12,246
Marketing and administrative expenses	4,717	4,263
Interest expense, net and other	184	89
Income tax benefit	(279)	(64)
Segment net loss	$(1,104)	$(322)

Included in the profit or loss measure above are the following: Depreciation expense and amortization expense were $198,000 and $214,000, respectively, for the three months ended June 29, 2025 while for the three months ended June 30, 2024, depreciation and amortization expenses were $184,000 and $148,000, respectively.

Note 4 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of operations and amounted to $1.0 million and $1.1 million for the three months ended June 29, 2025 and June 30, 2024, respectively.

Note 5 – Income Taxes

The Company files income tax returns in many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; tax years open to examination or other adjustment as of June 29, 2025 were the fiscal years ended March 30, 2025, March 31, 2024, April 2, 2023, April 3, 2022, March 28, 2021, and March 29, 2020.

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

Note 6 – Inventories

As of June 29, 2025 and March 30, 2025, the Company’s balances of inventory were $31.6 million and $27.8 million, respectively, nearly all of which were finished goods.

Note 7 – Acquisition

On July 19, 2024 (the “Closing Date”), NoJo Baby & Kids, Inc., a wholly-owned subsidiary of the Company acquired substantially all of the assets, and assumed certain specified liabilities, of Baby Boom Consumer Products, Inc. (“Baby Boom”) (the “Acquisition”), for a purchase price of $18.0 million in cash, subject to a working capital adjustment. The Acquisition was funded by the Company using the proceeds of an $8.0 million term loan from The CIT Group/Commercial Services, Inc. (“CIT”) and additional borrowings under the Company’s revolving line of credit with CIT.

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

The acquisition cost paid on the Closing Date amounted to $16.3 million, which included net working capital adjustment. The following table represents the Company’s allocation of the acquisition cost (in thousands) to the identifiable assets acquired and the liabilities assumed based on their respective estimated fair values as of the Closing Date. The excess of the acquisition cost over the estimated fair value of the identifiable net assets acquired is reflected as goodwill.

Tangible assets:
Accounts receivable	$3,764
Inventories	1,989
Prepaid expenses and other current assets	354
Total tangible assets	6,107
Amortizable intangible assets:
Tradename	350
Licensing relationships	4,600
Total amortizable intangible assets	4,950
Goodwill	5,840
Total acquired assets	16,897

Liabilities assumed:
Accounts payable	601
Total liabilities assumed	601
Net acquisition cost	$16,296

Based upon the initial allocation of the acquisition cost, the Company recognized $5.3 million of goodwill as of the Closing Date, the entirety of which was assigned to the reporting unit of the Company that produces and markets infant and toddler bedding and diaper bags, and the entirety of which is expected to be deductible for income tax purposes. The goodwill recognized primarily consists of synergies expected from combining operations of Baby Boom and the Company and intangible assets acquired that do not qualify for separate recognition. The following table represents adjustments made to the amount of goodwill during the fiscal year ended March 30, 2025 (in thousands):

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

The assets acquired in the Acquisition generated net sales of $2.1 million of bedding and diaper bag products for the three-month period ended June 29, 2025. Amortization expense associated with the acquired amortizable intangible assets was $88,000 for the three months ended June 29, 2025, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 14 years for the customer and licensing relationships and 14 years on a weighted-average basis for the grouping taken together.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, amounted to $70,000 and $74,000 for the three-month periods ended June 29, 2025 and June 30, 2024, respectively.

Credit Facility:   The Company’s credit facility includes a revolving line of credit and a term loan of $8.0 million under a financing agreement with CIT. The Company may borrow up to $40 million under the revolving line of credit, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. The financing agreement for the revolving line of credit matures on July 19, 2029. On June 29, 2025, the Company elected to pay interest on balances owed under the revolving line of credit under the SOFR option, which was 5.9%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

At June 29, 2025 and March 30, 2025, the balances on the revolving line of credit were $7.7 million and $11.9 million, respectively, there was no letter of credit outstanding and $12.2 million and $13.8 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries.

The Company’s credit facility as of June 29, 2025 includes an $8.0 million term loan, issued July 19, 2024, which is payable by the Company in 48 equal monthly installments and bears interest at SOFR plus 2.25% (6.6% at June 29, 2025). The balance on the term loan as of June 29, 2025 was $6.2 million, including $2.0 million classified as current.

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1,000,000 or (b) $4,000,000 (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of June 29, 2025, the Company was in compliance with the Excess Availability requirements.

Credit Concentration: The Company’s accounts receivable at June 29, 2025 amounted to $17.2 million, net of allowances of $2.0 million. Of this amount, $14.4 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 30, 2025 amounted to $24.5 million, net of allowances of $1.7 million. Of this amount, $21.9 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

The Company evaluates the fair value of its debt using the three level fair value heirarchy. Fair value should be based on the assumptions market participants would use when pricing the liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs in the fair value hierarchy are as follows:

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

●	Level 3 – Includes unobservable inputs and should be used only when observable inputs are unavailable.

The following table presents fair value of debt as of June 29, 2025:

		Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Term loan	$6,147	$-	$6,147	$-
Revolving line of credit	7,564	-	7,564	-
Total debt	$13,711	$-	$13,711	$-

The Company uses a valuation model to determine the fair value of its revolving line of credit and the term loan with CIT. The Company uses a discounted cash flow model to project the future principal and interest payments over the remaining life of the loans. The significant inputs used in the model are observable market data including SOFR Forward Curves.

Net debt issuance costs are presented as a direct reduction of the Company’s long-term debt in the consolidated balance sheets and amounted to $27,000 and $30,000 as of June 29, 2025 and March 30, 2025, respectively. The amortization of the debt issuance costs was charged to interest expense. The amount of debt issuance costs included in interest expense were $3,000 and $0 for the three months ended June 29, 2025 and June 30, 2024, respectively.

The aggregate maturities of long-term debt for each of the five years subsequent to June 29, 2025 are: $1.5 million in 2026, $2.0 million in 2027, $2.2 million in 2028, $500,000 in 2029 and $7.7 million in 2030.

Note 9 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for impairment of goodwill, the Company has two reporting units: one that produces and markets bedding and diaper bags and another that produces and markets bibs, toys and disposable products. The Company measures for impairment of the goodwill within its reporting units annually as of the first day of the Company’s fiscal year. The Company reported goodwill net of impairment charges of $7.9 million at June 30, 2024. For the fiscal year ended March 30, 2025, the Company determined that a triggering event occurred in relation to the depressed market price of the Company’s common stock and corresponding significant decline in the Company’s market capitalization. As a result, the Company performed a quantitative goodwill impairment test. Based on the goodwill impairment analysis performed, the Company determined that the estimated fair values of its reporting units were lower than the carrying value, indicating the goodwill within these reporting units had been impaired. Consequently, the Company recorded a non-cash goodwill impairment charge of $13.8 million during the three-month period ended March 30, 2025. The Company reported no goodwill at June 29, 2025.

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

The U.S. government has tariffs on imports from certain countries, including China. During 2025, the U.S. government introduced increased tariffs which have increased the cost of the products the Company sources from China and affected shipments from the Company’s Chinese-based suppliers. The Company is evaluating the potential impact of the imposition of new tariffs on imports from China to the Company’s business and financial condition. The impact of the increased tariffs is uncertain because it is subject to a number of factors, including the duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that China may take and any mitigation actions that may become available.

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

License Agreement	Expiration
Infant and Toddler Bedding and Diaper Bags (US and Canada)	December 31, 2027
Infant Feeding and Bath	December 31, 2025
STAR WARS - Lego Plush	December 31, 2025

The Company expects to renew the licenses upon their expiration.

Customers: The Company’s customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales:

	Three-Month Periods Ended
	June 29, 2025	June 30, 2024
Walmart Inc.	45%	39%
Amazon.com, Inc.	17%	22%
Target Corporation	11%	*

* Amount represented less than 10% of the Company's gross sales for the period.

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

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company primarily operates indirectly through its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. and Sassy Baby, Inc. in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding, diaper bags, bibs, disposables, toys and feeding products.

The Company’s products are marketed under Company-owned trademarks, under trademarks licensed from others and as private label goods. The Company-owned trademarks include Sassy®, Manhattan Toy®, NoJo®, Baby Boom® and Neat Solutions®. Sales of the Company’s products are made directly to retailers, such as mass merchants, large chain stores, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs, internet-based retailers and direct-to-consumers through the Company’s websites.

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

KNOWN TRENDS AND UNCERTAINTIES

The U.S. government has tariffs on imports from certain countries, including China. During 2025, the U.S. government introduced increased tariffs which have increased the cost of the products the Company sources from China and affected shipments from the Company’s Chinese-based suppliers. The Company is evaluating the potential impact of the imposition of new tariffs on imports from China to the Company’s business and financial condition. The impact of the increased tariffs is uncertain because it is subject to a number of factors, including the duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that China may take and any mitigation actions that may become available.

For additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the year ended March 30, 2025.

RESULTS OF OPERATIONS

The following table contains the results of operations for the three-month periods ended June 29, 2025 and June 30, 2024 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	June 29, 2025	June 30, 2024	$	%
Net sales by category:
Bedding and diaper bags	$6,791	$6,251	$540	8.6%
Bibs, toys and disposable products	8,687	9,961	(1,274)	-12.8%
Total net sales	15,478	16,212	(734)	-4.5%
Cost of products sold	11,960	12,246	(286)	-2.3%
Gross profit	3,518	3,966	(448)	-11.3%
% of net sales	22.7%	24.5%
Marketing and administrative expenses	4,717	4,263	454	10.6%
% of net sales	30.5%	26.3%
Interest expense - net	(283)	(101)	(182)	180.2%
Other income - net	99	12	87	725.0%
Income tax benefit	(279)	(64)	(215)	335.9%
Net loss	(1,104)	(322)	(782)	242.9%
% of net sales	-7.1%	-2.0%

Net Sales: Sales decreased to $15.5 million for the three months ended June 29, 2025, compared with $16.2 million for the three months ended June 30, 2024, a decrease of $734,000, or 4.5%. Sales of bedding and diaper bags increased by $540,000, and sales of bibs, toys and disposable products decreased by $1.3 million. The Acquisition added $2.1 million in net sales during the three months ended June 29, 2025; however, sales across all categories were negatively affected by inventory shortages resulting from the Company’s strategy to minimize the impact of the extremely high tariffs in effect during the first half of the quarter.

Gross Profit: Gross profit decreased by $448,000 from the prior year resulting in a decrease from 24.5% of net sales for the three-month period ended June 30, 2024 to 22.7% of net sales for the three-month period ended June 29, 2025. This decrease in gross profit is primarily a result of increased tariff costs associated with products imported from China.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $454,000 and increased from 26.3% of net sales for the three-month period ended June 30, 2024 to 30.5% of net sales for the three-month period ended June 29, 2025. The increase in the current year period includes increased advertising costs of $268,000 as well as increased marketing and administrative costs associated with the Acquisition.

Income Tax Benefit: The Company’s provision for income taxes is based upon an estimated annual effective tax rate (“ETR”) of 22.3% for the three-month period ended June 29, 2025, as compared with an estimated annual ETR of 21.8% for the three-month period ended June 30, 2024.

The Company recorded discrete income tax charges of $30,000 and $20,000 during the three-month periods ended June 29, 2025 and June 30, 2024, respectively, to reflect the effects of the tax shortfalls and excess tax benefits arising from the forfeiture and expiration of stock options and the vesting of non-vested stock.

The ETR and the discrete income tax charges and benefits set forth above resulted in an overall provision for income taxes of 20.2% and 16.6% for the three-month periods ended June 29, 2025 and June 30, 2024, respectively.

Although the Company does not anticipate a material change to the ETR for the remainder of fiscal year 2026, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income, and the actual ETR for the year could differ materially from the Company’s estimates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $8.0 million for the three-month period ended June 30, 2024 to $5.2 million for the three-month period ended June 29, 2025. The decrease in the current year was partially the result of an increase in inventories in the current year that was $2.9 million higher than the increase in the prior year and a decrease of $780,000 in net loss from the prior year to the current year. This decrease was partially offset by an increase in accounts payable in the current year that was $950,000 higher than the increase in the prior year.

Net cash used in investing activities, which were primarily associated with capital expenditures for property, plant and equipment, decreased from $284,000 in the prior year to $86,000 in the current year.

Net cash used in financing activities, which were primarily associated with net repayments under the revolving line of credit and payments of the term loan, decreased by $2.0 million from the prior to the current year.

As of June 29, 2025, the balance on the revolving line of credit with CIT was $7.7 million, there was no letter of credit outstanding and $12.2 million was available under the revolving line of credit with CIT based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, amounted to $70,000 and $74,000 for the three-month periods ended June 29, 2025, and June 30, 2024, respectively.

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1,000,000 or (b) $4,000,000 (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of June 29, 2025, the Company has complied with the Excess Availability requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks that could affect the Company, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the year ended March 30, 2025.

INTEREST RATE RISK

As of June 29, 2025, the Company had $13.9 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit and a term loan. Based upon this level of outstanding debt, the Company’s annual net income (loss) would decrease (increase) by approximately $108,000 for each increase of one percentage point in the interest rate applicable to the debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 29, 2025 because of the material weaknesses in our internal control over financial reporting described below.

As previously reported in the Annual Report on Form 10-K for the year ended March 30, 2025, the Company’s management including the principal executive officer and principal financial officer, concluded that disclosure controls and procedures were not effective as of March 30, 2025 because a material weakness in the internal control over financial reporting existed related to the Company’s failure to effectively design and maintain controls related to the review and approval of all manual journal entries.

Notwithstanding these material weaknesses, management believes and has concluded that the condensed consolidated financial statements as included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Remediation Efforts to Address Material Weaknesses

Management, with oversight from the Audit Committee of the Company’s Board of Directors, is committed to the remediation of the material weakness described above. The Company has continued to implement measures to improve the internal control structure. Specifically, the Company is:

●	Improving the Company’s internal control policies and procedures to ensure that there is appropriate segregation of duties regarding the recording and approval of manual journal entries; and
●

Enhancing the review of manual journal entries, including outlining policies and procedures to strengthen retention of contemporaneous documentation and ensure timely supervisory reviews by management.

Management is committed to a strong internal control environment and to remediating these material weaknesses as soon as possible. Management will determine that the material weaknesses have been fully remediated only after the Company has (i) implemented and tested necessary changes and (ii) observed the remediated controls operate for a sufficient period of time to determine that such controls are operating effectively. The Company will monitor and report on the effectiveness of our remediation plan.

Changes in Internal Control Over Financial Reporting

Other than changes related to the remediation of the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended June 29, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives. Further, benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the year ended March 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three-month period ended June 29, 2025, none of the Company’s directors or officers informed the Company of the adoption, modification or termination of a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this Quarterly Report and are listed below.

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

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (2)

3.3	Amended and Restated Bylaws of the Company, effective as of November 14, 2023. (3)

10.1*	Employment Agreement dated as of June 16, 2025 by and between Crown Crafts, Inc. and Claire K. Spencer (4)

10.2	Nineteenth Amendment to Financing Agreement, dated June 23, 2025, by and among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc. and The CIT Group/Commercial Services, Inc. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (6)

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (6)

32.1	Section 1350 Certification by the Company’s Chief Executive Officer. (6)

32.2	Section 1350 Certification by the Company’s Chief Financial Officer. (6)

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with the Company’s Form 10-Q for the quarterly period ended June 29, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i)   Unaudited Condensed Consolidated Balance Sheets;

(ii)  Unaudited Condensed Consolidated Statements of Operations;

(iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity;

(iv) Unaudited Condensed Consolidated Statements of Cash Flows; and

(v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File pursuant to Rule 406 of SEC Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 9, 2011.
(3)	Incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(4)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 16, 2025.
(5)	Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed June 25, 2025.
(6)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CRAFTS, INC.

Date: August 13, 2025	/s/ Claire K. Spencer
CLAIRE K. SPENCER
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)