Form 10-Q
period 2025-09-28
CROWN CRAFTS INC
filed 2025-11-12
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of October 31, 2025 was 10,702,787.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2025 AND MARCH 30, 2025
(amounts in thousands, except share and per share amounts)

	September 28, 2025	March 30, 2025

ASSETS
Current assets:
Cash and cash equivalents	$810	$521
Accounts receivable - net of allowances of $2,046 and $1,723, respectively
Due from factor	16,119	21,854
Other	2,314	2,654
Inventories	32,582	27,800
Prepaid expenses	2,264	2,474
Total current assets	54,089	55,303

Operating lease right of use assets	10,265	12,253
Property, plant and equipment - net of accumulated depreciation of $5,426 and $5,037, respectively	1,825	1,888
Intangible assets - net of accumulated amortization of $11,241 and $10,840, respectively	6,649	7,050
Deferred income taxes	4,487	4,508
Other assets	150	152
Total Assets	$77,465	$81,154

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,907	$5,225
Accrued royalties	266	1,507
Dividends payable	892	876
Operating lease liabilities, current	4,031	3,987
Accrued liabilities	1,158	1,920
Current maturities of long-term debt	1,990	1,990
Total current liabilities	17,244	15,505

Non-current liabilities:
Long-term debt	14,352	16,512
Operating lease liabilities, noncurrent	7,086	9,107
Reserve for unrecognized tax liabilities	426	411
Total non-current liabilities	21,864	26,030

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at September 28, 2025 and March 30, 2025; Issued 13,616,749 shares at September 28, 2025 and 13,478,402 shares at March 30, 2025	136	135
Additional paid-in capital	59,026	58,637
Treasury stock - at cost - 2,913,962 shares at September 28, 2025 and 2,910,859 shares at March 30, 2025	(15,889)	(15,880)
Retained Earnings (accumulated deficit)	(4,916)	(3,273)
Total shareholders' equity	38,357	39,619
Total Liabilities and Shareholders' Equity	$77,465	$81,154

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 28, 2025 AND SEPTEMBER 29, 2024
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Net sales	$23,695	$24,460	$39,173	$40,672
Cost of products sold	17,124	17,503	29,084	29,749
Gross profit	6,571	6,957	10,089	10,923
Marketing and administrative expenses	4,708	5,448	9,425	9,711
Income from operations	1,863	1,509	664	1,212
Other (expense) income:
Interest expense - net of interest income	(287)	(348)	(570)	(449)
Other income (expense) - net	4	(34)	103	(22)
Income before income tax expense	1,580	1,127	197	741
Income tax expense	423	267	144	203
Net income	$1,157	$860	$53	$538

Weighted average shares outstanding:
Basic	10,634	10,354	10,602	10,332
Effect of dilutive securities	-	1	-	3
Diluted	10,634	10,355	10,602	10,335

Earnings per share - basic and diluted	$0.11	$0.08	$0.01	$0.05

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 28, 2025 AND SEPTEMBER 29, 2024

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - June 30, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$58,090	$8,255	$50,656

Issuance of shares, net of forfeitures	91,176	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	189	-	189
Acquisition of treasury stock	-	-	(8,154)	(39)	-	-	(39)
Net income	-	-	-	-	-	860	860
Dividend declared on common stock - $0.08 per share, net of forfeitures	-	-	-	-	-	(831)	(831)

Balances - September 29, 2024	13,299,402	$132	(2,905,661)	$(15,860)	$58,279	$8,284	$50,835

Balances - June 29, 2025	13,493,402	$135	(2,910,859)	$(15,880)	$58,837	$(5,223)	$37,869

Issuance of shares, net of forfeitures	123,347	1	-	-	(1)	-	-
Stock-based compensation	-	-	-	-	190	-	190
Acquisition of treasury stock	-	-	(3,103)	(9)	-	-	(9)
Net income	-	-	-	-	-	1,157	1,157
Dividend declared on common stock - $0.08 per share, net of forfeitures	-	-	-	-	-	(850)	(850)

Balances - September 28, 2025	13,616,749	$136	(2,913,962)	$(15,889)	$59,026	$(4,916)	$38,357

	Six-Month Periods
Balances - March 31, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$57,888	$9,402	$51,601

Issuance of shares, net of forfeitures	91,176	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	391	-	391
Acquisition of treasury stock	-	-	(8,154)	(39)	-	-	(39)
Net income	-	-	-	-	-	538	538
Dividends declared on common stock - $0.16 per share, net of forfeitures	-	-	-	-	-	(1,656)	(1,656)

Balances - September 29, 2024	13,299,402	$132	(2,905,661)	$(15,860)	$58,279	$8,284	$50,835

Balances - March 30, 2025	13,478,402	$135	(2,910,859)	$(15,880)	$58,637	$(3,273)	$39,619

Issuance of shares, net of forfeitures	138,347	1	-	-	(1)	-	-
Stock-based compensation	-	-	-	-	390	-	390
Acquisition of treasury stock	-	-	(3,103)	(9)	-	-	(9)
Net income	-	-	-	-	-	53	53
Dividends declared on common stock - $0.16 per share, net of forfeitures	-	-	-	-	-	(1,696)	(1,696)

Balances - September 28, 2025	13,616,749	$136	(2,913,962)	$(15,889)	$59,026	$(4,916)	$38,357

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED SEPTEMBER 28, 2025 AND SEPTEMBER 29, 2024
(amounts in thousands)

	Six-Month Periods Ended
	September 28, 2025	September 29, 2024
Operating activities:
Net income	$53	$538
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	389	342
Amortization of intangibles	401	344
Amortization of debt issuance costs	5	-
Reduction in the carrying amount of right of use assets	2,325	2,302
Deferred income taxes	21	(620)
Reserve for unrecognized tax liabilities	15	18
Stock-based compensation	390	391
Changes in assets and liabilities:
Accounts receivable	6,075	1,792
Inventories	(4,782)	(1,696)
Prepaid expenses	210	789
Other assets	2	(35)
Lease liabilities	(2,364)	(2,214)
Accounts payable	3,616	3,817
Accrued liabilities	(1,953)	1,262
Net cash provided by operating activities	4,403	7,030
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(260)	(475)
Payment to acquire Baby Boom	-	(16,355)
Net cash used in investing activities	(260)	(16,830)
Financing activities:
Repayments under revolving line of credit	(41,423)	(39,368)
Borrowings under revolving line of credit	40,258	44,375
Payments on term loan	(1,000)	(333)
Proceeds from term loan, net of issuance costs	-	7,964
Shares withheld to pay taxes on stock compensation	(9)	(39)
Dividends paid	(1,680)	(1,646)
Net cash (used in) provided by financing activities	(3,854)	10,953
Net increase in cash and cash equivalents	289	1,153
Cash and cash equivalents at beginning of period	521	829
Cash and cash equivalents at end of period	$810	$1,982

Supplemental cash flow information:
Income taxes paid	$616	$625
Interest paid	577	302

Noncash activities:
Property, plant and equipment purchased but unpaid	(66)	(68)
Dividends declared but unpaid	(892)	(853)

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 28, 2025 AND SEPTEMBER 29, 2024

Note 1 – Interim Financial Statements

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Crown Crafts, Inc. and its subsidiaries (the “Company”) and have been prepared pursuant to accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information as promulgated by the Financial Accounting Standards Board (“FASB”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of September 28, 2025 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three- and six-month periods ended September 28, 2025 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 29, 2026. For further information, refer to the Company’s consolidated financial statements and notes thereto for the fiscal year ended March 30, 2025, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

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

The Company has determined that all other ASUs issued which had become effective as of September 28, 2025, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Segment Reporting

The Company’s operations are managed and reported to its Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), on a consolidated basis. The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, diaper bags, bibs, toys and disposable products. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of income, which requires the CODM to manage and evaluate the results of the Company in a consolidated manner to drive efficiencies and develop uniform strategies. Segment asset information is not used by the CODM to allocate resources.

As a single reportable segment entity, the Company’s segment performance measure is net income. The following table presents information about the Company’s reportable segment (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$23,695	$24,460	39,173	$40,672
Less:
Cost of products sold	17,124	17,503	29,084	29,749
Marketing and administrative expenses	4,708	5,448	9,425	9,711
Interest expense, net and other	283	382	467	471
Income tax expense	423	267	144	203
Segment net income	$1,157	$860	53	$538

Included in the profit or loss measure above are the following: depreciation expense and amortization expense were $191 thousand and $187 thousand, respectively, for the three months ended September 28, 2025 while for the three months ended September 29, 2024, depreciation and amortization expenses were $158 thousand and $195 thousand, respectively. Depreciation expense and amortization expense were $389 thousand and $401 thousand, respectively, for the six months ended September 28, 2025 while for the six months ended September 29, 2024 depreciation and amortization expenses were $342 thousand and $344 thousand, respectively.

Note 3 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of sales of products covered by the license agreements, subject to certain minimum guaranteed amounts. Royalty expense is calculated based upon sales at contractual rates under the licensing agreements and any applicable minimum guaranteed amounts. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.9 million and $1.7 million for the three months ended September 28, 2025 and September 29, 2024, respectively, and amounted to $2.9 and $2.8 million for the six months ended September 28, 2025 and September 29, 2024, respectively.

Note 4 – Concentrations

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

For the period ended September 28, 2025, purchases from the Company’s three largest suppliers accounted for approximately 16%, 11% and 11% of purchases. To mitigate the risks associated with supplier concentration, the Company engages in ongoing efforts to identify alternative sources of supply, assess supplier reliability and performance, and negotiate favorable contractual terms where feasible. However, there can be no assurance that the Company will be successful in reducing its dependence on any single supplier or mitigating the impact of supplier-related risks in the future.

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

	Six-Month Periods Ended
	September 28, 2025	September 29, 2024
Walmart Inc.	47%	45%
Amazon.com, Inc.	17%	17%
Target Corporation	10%	10%

Note 5 – Inventories

The basis of accounting for inventories is cost, which includes the direct supplier acquisition cost, duties, taxes and freight, and the indirect costs to design, develop, source and store the product until it is sold. Once cost has been determined, the Company’s inventory is then stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method, which assumes that inventory quantities are sold in the order in which they are acquired. The determination of the indirect charges and their allocation to the Company’s finished goods inventories requires management judgment and estimates. If management made different judgments or utilized different estimates, then differences would result in the valuation of the Company’s inventories and in the amount and timing of the Company’s cost of products sold and the resulting net income for the reporting period. The Company’s inventory is nearly all finished goods.

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

As of September 28, 2025 and March 30, 2025, the Company’s balances of inventory were $32.6 million and $27.8 million, respectively, net of an inventory obsolescence reserve of $967 thousand and $997 thousand, respectively.

Note 6 – Property, Plant and Equipment

Net property, plant and equipment consisted of the following (amounts in thousands):

	September 28, 2025	March 30, 2025
Property, plant and equipment - at cost:
Machinery and equipment	6,162	5,845
Leasehold improvements	571	562
Furniture and fixtures	518	518
Property, plant and equipment - gross	7,251	6,925
Less accumulated depreciation	5,426	5,037
Property, plant and equipment - net	1,825	1,888

Depreciation expense amounted to $191 thousand and $158 thousand for the three months ended September 28, 2025 and September 29, 2024, respectively, and amounted to $389 thousand and $342 thousand for the six months ended September 28, 2025 and September 29, 2024, respectively.

Note 7 – Financing Arrangements

Factoring Agreements:    To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to The CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of First Citizens Bank, pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $110 thousand and $94 thousand for the three-month periods ended September 28, 2025 and September 29, 2024, respectively, and amounted to $180 thousand and $168 thousand for the six-month periods ended September 28, 2025 and September 29, 2024, respectively.

Credit Facility:    The Company’s credit facility includes a revolving line of credit and a term loan of $8.0 million under a financing agreement with CIT. The Company may borrow up to $40 million under the revolving line of credit, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. The financing agreement for the revolving line of credit matures on July 19, 2029. On September 28, 2025, the Company elected to pay interest on balances owed under the revolving line of credit under the SOFR option, which was 5.9%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

At September 28, 2025 and March 30, 2025, the balances on the revolving line of credit were $10.7 million and $11.9 million, respectively, there was no letter of credit outstanding and $13.7 million and $13.8 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries.

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1.0 million or (b) $4.0 million (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of September 28, 2025, the Company was in compliance with the Excess Availability requirements.

The balance on the $8.0 million term loan as of September 28, 2025 was $5.7 million, including $2.0 million classified as current. The term loan was issued July 19, 2024, is payable by the Company in 48 equal monthly installments and bears interest at SOFR plus 2.25% (6.5% at September 28, 2025).

Credit Concentration: The Company’s accounts receivable at September 28, 2025 amounted to $18.4 million, net of allowances of $2.0 million. Of this amount, $16.1 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 30, 2025 amounted to $24.5 million, net of allowances of $1.7 million. Of this amount, $21.9 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

Fair Value: The Company evaluates the fair value of its debt using the three level fair value heirarchy. Fair value should be based on the assumptions market participants would use when pricing the liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs in the fair value hierarchy are as follows:

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, which is considered Level 1, accounts receivable, accounts payable, accrued expenses and other liabilities, which are all considered Level 2, approximate fair value due to the immediate or short-term nautre of these financial instruments.

The following table presents fair value of debt as of September 28, 2025:

		Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Term loan	$5,637	$-	$5,637	$-
Revolving line of credit	10,422	-	10,422	-
Total debt	$16,059	$-	$16,059	$-

The Company uses a valuation model to determine the fair value of its revolving line of credit and the term loan with CIT. The Company uses a discounted cash flow model to project the future principal and interest payments over the remaining life of the loans. The significant inputs used in the model are observable market data including SOFR Forward Curves.

The aggregate maturities of long-term debt for each of the five years subsequent to September 28, 2025 are: $1.0 million in fiscal 2026, $2.0 million in fiscal 2027, $2.2 million in fiscal 2028, $500 thousand in fiscal 2029 and $10.7 million in fiscal 2030.

Note 8 – Goodwill and Other Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for impairment of goodwill, the Company has two reporting units: one that produces and markets bedding and diaper bags and another that produces and markets bibs, toys and disposable products. The Company measures for impairment annually as of the first day of the Company’s fiscal year. The Company reported goodwill net of impairment charges of $13.2 million at September 29, 2024. For the fiscal year ended March 30, 2025, the Company determined that a triggering event occurred in relation to the depressed market price of the Company’s common stock and corresponding significant decline in the Company’s market capitalization. As a result, the Company performed a quantitative goodwill impairment test. Based on the goodwill impairment analysis performed, the Company determined that the estimated fair values of its reporting units were lower than the carrying value, indicating the goodwill within these reporting units had been impaired. Consequently, the Company recorded a non-cash goodwill impairment charge of $13.8 million during the three-month period ended March 30, 2025. The Company reported no goodwill at September 28, 2025.

Intangible Assets: Our finite-lived intangible assets consist primarily of the fair value of identifiable assets acquired in business combinations. The gross amount, accumulated amortization and net balances of the Company’s intangible assets as of September 28, 2025 and March 30, 2025, are as follows (in thousands):

	Gross Amount		Accumulated Amortization		Net Amount
	September 28,	March 30,	September 28,	March 30,	September 28,	March 30,
	2025	2025	2025	2025	2025	2025
Tradename and trademarks	$3,217	$3,217	$2,364	$2,316	$853	$901
Non-compete covenants	98	98	98	98	-	-
Patents	1,601	1,601	1,186	1,160	415	441
Customer relationships	8,174	8,174	7,159	7,007	1,014	1,167
Licensing relationships	4,800	4,800	433	259	4,367	4,541
Total intangible assets	$17,890	$17,890	$11,241	$10,840	$6,649	$7,050

Amortization expense, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $187 thousand and $195 thousand for the three-month periods ended September 28, 2025 and September 29, 2024, respectively, and amounted to $401 thousand and $344 thousand for the six-month periods ended September 28, 2025 and September 29, 2024, respectively.

Note 9 – Acquisition

On July 19, 2024 (the “Closing Date”), NoJo Baby & Kids, Inc., a wholly-owned subsidiary of the Company acquired substantially all of the assets, and assumed certain specified liabilities, of Baby Boom Consumer Products, Inc. (“Baby Boom”) (the “Acquisition”), for a purchase price of $18.0 million in cash, subject to a working capital adjustment. The Acquisition was funded by the Company using the proceeds of an $8.0 million term loan from CIT and additional borrowings under the Company’s revolving line of credit with CIT.

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

Amortization expense associated with the acquired amortizable intangible assets was $88 thousand and $65 thousand for the three months ended September 28, 2025 and September 29, 2024, respectively, and $176 thousand and $65 thousand for the six months ended September 28, 2025 and September 29,2024, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 14 years for the customer and licensing relationships and 14 years on a weighted-average basis for the grouping taken together.

Note 10 – Advertising Costs

Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $431 thousand and $133 thousand for the three months ended September 28, 2025 and September 29, 2024, respectively, and amounted to $827 thousand and $260 thousand for the six months ended September 28, 2025 and September 29, 2024, respectively

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company primarily operates indirectly through its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. and Sassy Baby, Inc. in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding, toys, bibs, diaper bags, disposables and feeding products.

The Company’s products are marketed under Company-owned trademarks, under trademarks licensed from others and as private label goods. The Company-owned trademarks include Sassy®, NoJo®, Manhattan Toy®, Baby Boom® and Neat Solutions®. Sales of the Company’s products are made directly to retailers, such as mass merchants, large chain stores, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs, internet-based retailers and direct-to-consumers through the Company’s websites.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three- and six-month periods ended September 28, 2025 and September 29, 2024 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	September 28, 2025	September 29, 2024	$	%	September 28, 2025	September 29, 2024	$	%
Net sales by category:
Bedding and diaper bags	$10,410	$11,996	$(1,586)	-13.2%	$17,201	$18,247	$(1,046)	-5.7%
Bibs, toys and disposable products	13,285	12,464	821	6.6%	21,972	22,425	(453)	-2.0%
Total net sales	23,695	24,460	(765)	-3.1%	39,173	40,672	(1,499)	-3.7%
Cost of products sold	17,124	17,503	(379)	-2.2%	29,084	29,749	(665)	-2.2%
Gross profit	6,571	6,957	(386)	-5.5%	10,089	10,923	(834)	-7.6%
% of net sales	27.7%	28.4%			25.8%	26.9%
Marketing and administrative expenses	4,708	5,448	(740)	-13.6%	9,425	9,711	(286)	-2.9%
% of net sales	19.9%	22.3%			24.1%	23.9%
Interest expense - net	(287)	(348)	61	-17.5%	(570)	(449)	(121)	26.9%
Other income (expense) - net	4	(34)	38	-111.8%	103	(22)	125	-568.2%
Income tax expense	423	267	156	58.4%	144	203	(59)	-29.1%
Net income	1,157	860	297	34.5%	53	538	(485)	-90.1%
% of net sales	4.9%	3.5%			0.1%	1.3%

Net Sales: Sales were $23.7 million for the three months ended September 28, 2025, compared with $24.5 million for the three months ended September 29, 2024, a decrease of $765 thousand or 3.1%. Sales of bedding and diaper bags decreased by $1.6 million, while the sales of bibs, toys and disposable products increased by $0.8 million. The decrease in bedding and diaper bags was primarily due to the decrease in the number of items included in a program at a major retailer, which was partially offset by an increase in the sales of bibs, toys and disposables.

Sales were $39.2 million for the six months ended September 28, 2025 compared with $40.7 million for the six months ended September 29, 2024, a decrease of $1.5 million or 3.7%. Sales of bedding and diaper bags decreased by $1.0 million and sales of bibs, toys and disposable products decreased by $0.5 million. The decrease in the sales of bedding and diaber bags is primarily due to the decrease in the number of items included in a program at a major retailer. Sales were also negatively affected by inventory shortages resulting from the Company’s strategy to minimize the impact of increased tariffs in effect primarily during the first quarter of the current fiscal year.

Gross Profit: Gross profit decreased by $0.4 million from the prior year reflecting a margin of 27.7% for the three-month period ended September 28, 2025 compared to 28.4% of net sales for the three-month period ended September 29, 2024. This decrease in gross profit is primarily a result of increased tariff costs associated with products imported from China.

Gross profit decreased in amount by $0.8 million from the prior year reflecting a margin of 25.8% for the six-month period ended September 28, 2025 compared to 26.9% of net sales for the six-month period ended September 29, 2024. The primary cause of this decrease in gross profit relates to increased tariff costs associated with products imported from China.

Marketing and Administrative Expenses: Marketing and administrative expenses decreased by $0.7 million and changed to 19.9% of net sales for the three-month period ended September 28, 2025 from 22.3% of net sales for the three-month period ended September 29, 2024. The decrease in the current year period is due to acquisition costs in the prior period, which was partially offset by increased advertising costs.

Marketing and administrative expenses decreased by $0.3 million and changed to 24.1% of net sales for the six-month period ended September 28, 2025 from 23.9% of net sales for the six-month period ended September 29, 2024. The decreased expense in the current year period is primarily due to acquisition costs in the prior period partially offset by increased advertising costs in the current period.

Income Tax Expense: Income tax expense increased $0.2 million from the three-month period ended September 29, 2024 to the three-month period ended September 28, 2025, and decreased $0.1 million from the six-month period ended September 29, 2024 to the six-month period ended September 29, 2025. The Company’s estimated annual effective tax rate (“ETR”) was 23.0% and 21.9% for the three-month periods ended September 28, 2025 and September 29, 2024, respectively, and was 25.1% and 21.4% for the six-month periods ended September 28, 2025 and September 29, 2024, respectively. Our effective rate was impacted by discrete items such as the effects of tax shortfalls and excess tax benefits arising from the forfeiture and expiration of stock options and the vesting of non-vested stock.

Although the Company does not anticipate a material change to the ETR for the remainder of fiscal year 2026, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income, and the actual ETR for the year could differ materially from the Company’s estimates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $7.0 million for the six-month period ended September 29, 2024 to $4.4 million for the six-month period ended September 28, 2025. The decrease in the current year was partially the result of an increase in inventories in the current year that was $3.1 million higher than the increase in the prior year and a decrease of $3.2 million in accrued liabilities from the prior year to the current year. This decrease was partially offset by a decrease in accounts receivable in the current year that was $4.3 million higher than the decrease in the prior year.

Net cash used in investing activities decreased from $16.8 million in the prior year to $260 thousand in the current year which were primarily associated with capital expenditures for property, plant and equipment. Prior year capital expenditures included $16.4 million for the Acquisition.

Net cash used in financing activities, which were primarily associated with net repayments under the revolving line of credit and payments of the term loan, was $3.9 million compared to net cash provided by financing activities in the prior year of $11.0 million. This decrease was due to the issuance of an $8.0 million term loan in the prior year as well as the Company paying down debt in the current year.

As of September 28, 2025, the balance on the revolving line of credit with CIT was $10.7 million, there was no letter of credit outstanding and $13.7 million was available under the revolving line of credit with CIT based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $110 thousand and $94 thousand for the three-month periods ended September 28, 2025, and September 29, 2024, respectively, and amounted to $180 thousand and $168 thousand for the six-month periods ended September 28, 2025 and September 29, 2024, respectively.

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1.0 million or (b) $4.0 million (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of September 28, 2025, the Company has complied with the Excess Availability requirements.

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

INTEREST RATE RISK

As of September 28, 2025, the Company had $16.3 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit and a term loan. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $122 thousand for each increase of one percentage point in the interest rate applicable to the debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 28, 2025 because of the material weaknesses in our internal control over financial reporting described below.

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

Notwithstanding these material weaknesses, management believes and has concluded that the condensed consolidated financial statements as included in this Quarterly Report present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than changes related to the remediation of the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended September 28, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six-month period ended September 28, 2025, none of the Company’s directors or officers informed the Company of the adoption, modification or termination of a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with the Company’s Form 10-Q for the quarterly period ended September 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC

Date: November 12, 2025	/s/ Claire K. Spencer
CLAIRE K. SPENCER
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)