Form 10-Q
period 2025-12-28
CROWN CRAFTS INC
filed 2026-02-11
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2025

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of January 31, 2026 was 10,697,787.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2025 AND MARCH 30, 2025
(amounts in thousands, except share and per share amounts)

	December 28, 2025	March 30, 2025

ASSETS
Current assets:
Cash and cash equivalents	$2,402	$521
Accounts receivable - net of allowances of $1,898 and $1,723, respectively
Due from factor	14,669	21,854
Other	3,193	2,654
Inventories	31,151	27,800
Prepaid expenses	3,189	2,474
Total current assets	54,604	55,303

Operating lease right of use assets	9,270	12,253
Property, plant and equipment - net of accumulated depreciation of $5,615 and $5,037, respectively	1,938	1,888
Intangible assets - net of accumulated amortization of $11,428 and $10,840, respectively	6,462	7,050
Deferred income taxes	3,654	4,508
Other assets	176	152
Total Assets	$76,104	$81,154

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,139	$5,225
Accrued royalties	830	1,507
Dividends payable	921	876
Operating lease liabilities, current	3,975	3,987
Accrued liabilities	1,074	1,920
Current maturities of long-term debt	1,991	1,990
Total current liabilities	15,930	15,505

Non-current liabilities:
Long-term debt	14,432	16,512
Operating lease liabilities, noncurrent	6,109	9,107
Reserve for unrecognized tax liabilities	434	411
Total non-current liabilities	20,975	26,030

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at December 28, 2025 and March 30, 2025; Issued 13,611,749 shares at December 28, 2025 and 13,478,402 shares at March 30, 2025	136	135
Additional paid-in capital	59,213	58,637
Treasury stock - at cost - 2,913,962 shares at December 28, 2025 and 2,910,859 shares at March 30, 2025	(15,889)	(15,880)
Retained Earnings (accumulated deficit)	(4,261)	(3,273)
Total shareholders' equity	39,199	39,619
Total Liabilities and Shareholders' Equity	$76,104	$81,154

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 28, 2025 AND DECEMBER 29, 2024
(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

Net sales	$20,717	$23,351	$59,890	$64,023
Cost of products sold	15,855	17,253	44,939	47,002
Gross profit	4,862	6,098	14,951	17,021
Marketing and administrative expenses	4,968	4,397	14,393	14,108
(Loss) income from operations	(106)	1,701	558	2,913
Other (expense) income:
Interest expense - net of interest income	(280)	(391)	(850)	(840)
(Loss) gain on sale of property, plant and equipment	-	(2)	-	(2)
Other income (expense) - net	2,494	(33)	2,597	(55)
Income before income tax expense	2,108	1,275	2,305	2,016
Income tax expense	598	382	742	585
Net income	$1,510	$893	$1,563	$1,431

Weighted average shares outstanding:
Basic	10,701	10,394	10,635	10,353
Effect of dilutive securities	-	-	-	1
Diluted	10,701	10,394	10,635	10,354

Earnings per share - basic and diluted	$0.14	$0.09	$0.15	$0.14

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 28, 2025 AND DECEMBER 29, 2024

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - September 29, 2024	13,299,402	$132	(2,905,661)	$(15,860)	$58,279	$8,284	$50,835

Stock-based compensation	-	-	-	-	180	-	180
Net income	-	-	-	-	-	893	893
Dividend declared on common stock - $0.08 per share, net of forfeitures	-	-	-	-	-	(832)	(832)

Balances - December 29, 2024	13,299,402	$132	(2,905,661)	$(15,860)	$58,459	$8,345	$51,076

Balances - September 28, 2025	13,616,749	$136	(2,913,962)	$(15,889)	$59,026	$(4,916)	$38,357

Forfeiture of shares	(5,000)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	187	-	187
Net income	-	-	-	-	-	1,510	1,510
Dividend declared on common stock - $0.08 per share, net of forfeitures	-	-	-	-	-	(855)	(855)

Balances - December 28, 2025	13,611,749	$136	(2,913,962)	$(15,889)	$59,213	$(4,261)	$39,199

	Nine-Month Periods
Balances - March 31, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$57,888	$9,402	$51,601

Issuance of shares, net of forfeitures	91,176	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	571	-	571
Acquisition of treasury stock	-	-	(8,154)	(39)	-	-	(39)
Net income	-	-	-	-	-	1,431	1,431
Dividends declared on common stock - $0.24 per share, net of forfeitures	-	-	-	-	-	(2,488)	(2,488)

Balances - December 29, 2024	13,299,402	$132	(2,905,661)	$(15,860)	$58,459	$8,345	$51,076

Balances - March 30, 2025	13,478,402	$135	(2,910,859)	$(15,880)	$58,637	$(3,273)	$39,619

Issuance of shares, net of forfeitures	133,347	1	-	-	(1)	-	-
Stock-based compensation	-	-	-	-	577	-	577
Acquisition of treasury stock	-	-	(3,103)	(9)	-	-	(9)
Net income	-	-	-	-	-	1,563	1,563
Dividends declared on common stock - $0.24 per share, net of forfeitures	-	-	-	-	-	(2,551)	(2,551)

Balances - December 28, 2025	13,611,749	$136	(2,913,962)	$(15,889)	$59,213	$(4,261)	$39,199

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED DECEMBER 28, 2025 AND DECEMBER 29, 2024
(amounts in thousands)

	Nine-Month Periods Ended
	December 28, 2025	December 29, 2024
Operating activities:
Net income	$1,563	$1,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	578	501
Amortization of intangibles	588	574
Amortization of debt issuance costs	8	-
Reduction in the carrying amount of right of use assets	3,481	3,458
Deferred income taxes	854	(485)
Loss (gain) on sale of property, plant and equipment	-	2
Reserve for unrecognized tax liabilities	23	79
Stock-based compensation	577	571
Changes in assets and liabilities:
Accounts receivable	6,646	665
Inventories	(3,351)	(678)
Prepaid expenses	(715)	(671)
Other assets	(24)	(52)
Lease liabilities	(3,558)	(3,330)
Accounts payable	1,903	3,528
Accrued liabilities	(1,475)	1,401
Net cash provided by operating activities	7,098	6,994
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(616)	(659)
Payment to acquire Baby Boom	-	(16,355)
Net cash used in investing activities	(616)	(17,014)
Financing activities:
Repayments under revolving line of credit	(60,718)	(59,774)
Borrowings under revolving line of credit	60,131	65,387
Payments on term loan	(1,500)	(833)
Proceeds from term loan, net of issuance costs	-	7,964
Shares withheld to pay taxes on stock compensation	(9)	(39)
Dividends paid	(2,505)	(2,461)
Net cash (used in) provided by financing activities	(4,601)	10,244
Net increase in cash and cash equivalents	1,881	224
Cash and cash equivalents at beginning of period	521	829
Cash and cash equivalents at end of period	$2,402	$1,053

Supplemental cash flow information:
Income taxes paid	$621	$629
Interest paid	854	693

Noncash activities:
Property, plant and equipment purchased but unpaid	(11)	(12)
Dividends declared but unpaid	(905)	(869)

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 28, 2025 AND DECEMBER 29, 2024

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of December 28, 2025 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three- and nine-month periods ended December 28, 2025 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 29, 2026. For further information, refer to the Company’s consolidated financial statements and notes thereto for the fiscal year ended March 30, 2025, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2026” or “2026” represent the 52-week period ending March 29, 2026 and references herein to “fiscal year 2025” or “2025” represent the 52-week period ended March 30, 2025.

Recently-Issued Accounting Standards:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, the objective of which is to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU No. 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is in the process of adopting ASU No. 2023-09 beginning with the Company's Annual Report on Form 10-K for the period ending  March 29, 2026. The Company does not expect ASU No. 2023-09 to have a material impact on the consolidated financial statements.

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

The Company has determined that all other ASUs issued which had become effective as of December 28, 2025, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Segment Reporting

The Company’s operations are managed and reported to its Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), on a consolidated basis. The Company operates in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, diaper bags, bibs, toys and disposable products. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of income, which requires the CODM to manage and evaluate the results of the Company in a consolidated manner to drive efficiencies and develop uniform strategies. Segment asset information is not used by the CODM to allocate resources.

As a single reportable segment entity, the Company’s segment performance measure is net income. The following table presents information about the Company’s reportable segment (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net sales	$20,717	$23,351	59,890	$64,023
Less:
Cost of products sold	15,855	17,253	44,939	47,002
Marketing and administrative expenses	4,968	4,397	14,393	14,108
Interest expense, net and other	(2,214)	426	(1,747)	897
Income tax expense	598	382	742	585
Segment net income	$1,510	$893	1,563	$1,431

Included in the profit or loss measure above are the following: depreciation expense and amortization expense were $189 thousand and $187 thousand, respectively, for the three months ended December 28, 2025 while for the three months ended December 29, 2024, depreciation and amortization expenses were $158 thousand and $228 thousand, respectively. Depreciation expense and amortization expense were $578 thousand and $588 thousand, respectively, for the nine months ended December 28, 2025 while for the nine months ended December 29, 2024 depreciation and amortization expenses were $501 thousand and $574 thousand, respectively.

Note 3 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of the sales of products covered by the license agreements, subject to certain minimum guaranteed amounts. Royalty expense is calculated based upon sales at contractual rates under the licensing agreements and any applicable minimum guaranteed amounts. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.8 million and $1.7 million for the three months ended December 28, 2025 and December 29, 2024, respectively, and amounted to $4.7 and $4.5 million for the nine months ended December 28, 2025 and December 29, 2024, respectively.

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

For the nine months ended December 28, 2025, purchases from the Company’s three largest suppliers accounted for approximately 18%, 11% and 10% of purchases. To mitigate the risks associated with supplier concentration, the Company engages in ongoing efforts to identify alternative sources of supply, assess supplier reliability and performance, and negotiate favorable contractual terms where feasible. However, there can be no assurance that the Company will be successful in reducing its dependence on any single supplier or mitigating the impact of supplier-related risks in the future.

The U.S. government has tariffs on imports from certain countries, including China. During 2025, the U.S. government increased tariffs which have increased the cost of the products the Company sources from China and affected shipments from the Company’s Chinese-based suppliers. The Company continues to evaluate the impact of the tariffs on imports from China to the Company’s business and financial condition. The impact of the increased tariffs is uncertain because it is subject to a number of factors, including the duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that China may take and any mitigation actions that may become available.

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

License Agreement	Expiration
Infant and Toddler Bedding, Diaper Bags, Infant Feeding and Bath (USA and Canada), Bibs and Disposables (USA, Canada and Japan)	December 31, 2027
STAR WARS - Lego Plush	December 31, 2025

The STAR WARS – Lego Plush license expired December 31, 2025, in accordance with its terms.

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

	Nine-Month Periods Ended
	December 28, 2025	December 29, 2024
Walmart Inc.	44%	44%
Amazon.com, Inc.	20%	19%
Target Corporation	11%	10%

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

As of December 28, 2025 and March 30, 2025, the Company’s balances of inventory were $31.2 million and $27.8 million, respectively, net of an inventory obsolescence reserve of $960 thousand and $997 thousand, respectively.

Note 6 – Property, Plant and Equipment

Net property, plant and equipment consisted of the following (amounts in thousands):

	December 28, 2025	March 30, 2025
Property, plant and equipment - at cost:
Machinery and equipment	$6,464	$5,845
Leasehold improvements	571	562
Furniture and fixtures	518	518
Property, plant and equipment - gross	7,553	6,925
Less accumulated depreciation	5,615	5,037
Property, plant and equipment - net	$1,938	$1,888

Depreciation expense amounted to $189 thousand and $158 thousand for the three months ended December 28, 2025 and December 29, 2024, respectively, and amounted to $578 thousand and $501 thousand for the nine months ended December 28, 2025 and December 29, 2024, respectively.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $74 thousand and $115 thousand for the three-month periods ended December 28, 2025 and December 29, 2024, respectively, and amounted to $254 thousand and $283 thousand for the nine-month periods ended December 28, 2025 and December 29, 2024, respectively.

Credit Facility: The Company’s credit facility includes a revolving line of credit and a term loan of $8.0 million under a financing agreement with CIT. The Company may borrow up to $40 million under the revolving line of credit, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. The financing agreement for the revolving line of credit matures on July 19, 2029. On December 28, 2025, the Company elected to pay interest on balances owed under the revolving line of credit under the SOFR option, which was 5.5%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

At December 28, 2025 and March 30, 2025, the balances on the revolving line of credit were $11.3 million and $11.9 million, respectively, there was no letter of credit outstanding and $10.6 million and $13.8 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries.

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1.0 million or (b) $4.0 million (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of December 28, 2025, the Company was in compliance with the Excess Availability requirements.

The balance on the $8.0 million term loan as of December 28, 2025 was $5.2 million, including $2.0 million classified as current. The term loan was issued July 19, 2024, is payable by the Company in 48 equal monthly installments and bears interest at SOFR plus 2.25% (6.1% at December 28, 2025).

Credit Concentration: The Company’s accounts receivable at December 28, 2025 amounted to $17.9 million, net of allowances of $1.9 million. Of this amount, $14.7 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 30, 2025 amounted to $24.5 million, net of allowances of $1.7 million. Of this amount, $21.9 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

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

The following table presents fair value of debt as of December 28, 2025:

		Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Term loan	$5,165	$-	$5,165	$-
Revolving line of credit	11,175	-	11,175	-
Total debt	$16,340	$-	$16,340	$-

The Company uses a valuation model to determine the fair value of its revolving line of credit and the term loan with CIT. The Company uses a discounted cash flow model to project the future principal and interest payments over the remaining life of the loans. The significant inputs used in the model are observable market data including SOFR Forward Curves.

The aggregate maturities of long-term debt for each of the five years subsequent to December 28, 2025 are: $500 thousand in fiscal 2026, $2.0 million in fiscal 2027, $2.2 million in fiscal 2028, $500 thousand in fiscal 2029 and $11.3 million in fiscal 2030.

Note 8 – Goodwill and Intangible Assets

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for impairment of goodwill, the Company has two reporting units: one that produces and markets bedding and diaper bags and another that produces and markets bibs, toys and disposable products. The Company measures for impairment annually as of the first day of the Company’s fiscal year. The Company reported goodwill net of impairment charges of $13.2 million at September 29, 2024. For the fiscal year ended March 30, 2025, the Company determined that a triggering event occurred in relation to the depressed market price of the Company’s common stock and corresponding significant decline in the Company’s market capitalization. As a result, the Company performed a quantitative goodwill impairment test. Based on the goodwill impairment analysis performed, the Company determined that the estimated fair values of its reporting units were lower than the carrying value, indicating the goodwill within these reporting units had been impaired. Consequently, the Company recorded a non-cash goodwill impairment charge of $13.8 million during the three-month period ended March 30, 2025. The Company reported no goodwill at December 28, 2025.

Intangible Assets: Our finite-lived intangible assets consist primarily of the fair value of identifiable assets acquired in business combinations. The gross amount, accumulated amortization and net balances of the Company’s intangible assets as of December 28, 2025 and March 30, 2025, are as follows (in thousands):

	Gross Amount		Accumulated Amortization		Net Amount
	December 28,	March 30,	December 28,	March 30,	December 28,	March 30,
	2025	2025	2025	2025	2025	2025
Tradename and trademarks	$3,217	$3,217	$2,385	$2,316	$833	$901
Non-compete covenants	98	98	98	98	-	-
Patents	1,601	1,601	1,199	1,160	402	441
Customer relationships	8,174	8,174	7,225	7,007	948	1,167
Licensing relationships	4,800	4,800	521	259	4,279	4,541
Total intangible assets	$17,890	$17,890	$11,428	$10,840	$6,462	$7,050

Amortization expense, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $187 thousand and $228 thousand for the three-month periods ended December 28, 2025 and December 29, 2024, respectively, and amounted to $588 thousand and $574 thousand for the nine-month periods ended December 28, 2025 and December 29, 2024, respectively.

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

The Acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations. The identifiable assets acquired were recorded at their estimated fair value, which has been preliminarily determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired were determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. On December 23, 2025, the Company received $2.5 million in proceeds from certain claims filed by the Company under a representations and warranties insurance policy purchased in connection with the Acquisition (the “Insurance Proceeds”). The Insurance Proceeds are recorded within other income in the accompanying unaudited condensed consolidated statements of income for the three-and nine-month periods ended December 28, 2025.

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

Based upon the initial allocation of the acquisition cost, the Company recognized $5.3 million of goodwill as of the Closing Date, the entirety of which was assigned to the reporting unit of the Company that produces and markets infant and toddler bedding and diaper bags. The goodwill recognized primarily consists of synergies expected from combining operations of Baby Boom and the Company and intangible assets acquired that do not qualify for separate recognition. The following table represents adjustments made to the amount of goodwill during the fiscal year ended March 30, 2025 (in thousands):

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

Goodwill is expected to be deductible for income tax purposes, net of the effects of the adjustments outlined in the table above and the Insurance Proceeds.

Amortization expense associated with the acquired amortizable intangible assets was $88 thousand and $98 thousand for the three months ended December 28, 2025 and December 29, 2024, respectively, and $264 thousand and $166 thousand for the nine months ended December 28, 2025 and December 29,2024, respectively, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 14 years for the customer and licensing relationships and 14 years on a weighted-average basis for the grouping taken together.

Note 10 – Advertising Costs

Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $391 thousand and $151 thousand for the three months ended December 28, 2025 and December 29, 2024, respectively, and amounted to $1.2 million and $411 thousand for the nine months ended December 28, 2025 and December 29, 2024, respectively.

Note 11 – Income Taxes

The Company’s provision for income taxes includes all currently payable federal and state taxes and is based upon the Company’s estimated annual effective tax rate (“ETR”).  The Company’s provisions for income taxes for the nine-month periods ended December 28, 2025 and December 29, 2024 are based upon an estimated annual ETR of 24.7% and 22.4%, respectively.  The increase in the ETR primarily relates to the result of tax credits that were included in the prior year provision that were not applicable in the current year provision and increase in state taxes due to jurisdictional nexus.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.

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

KNOWN TRENDS AND UNCERTAINTIES

The U.S. government has tariffs on imports from certain countries, including China. During 2025, the U.S. government increased tariffs which have increased the cost of the products the Company sources from China and affected shipments from the Company’s Chinese-based suppliers. The Company continues to evaluate the impact of the tariffs on imports from China to the Company’s business and financial condition. The impact of the increased tariffs is uncertain because it is subject to a number of factors, including the duration of such tariffs, changes in the rate or amount, scope and nature of the tariffs in the future, any countermeasures that China may take and any mitigation actions that may become available.

For additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the year ended March 30, 2025.

RESULTS OF OPERATIONS

The following table contains the results of operations for the three- and nine-month periods ended December 28, 2025 and December 29, 2024 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Nine-Month Periods Ended		Change
	December 28, 2025	December 29, 2024	$	%	December 28, 2025	December 29, 2024	$	%
Net sales by category:
Bedding and diaper bags	$7,847	$11,184	$(3,337)	-29.8%	$25,048	$29,431	$(4,383)	-14.9%
Bibs, toys and disposable products	12,870	12,167	703	5.8%	34,842	34,592	250	0.7%
Total net sales	20,717	23,351	(2,634)	-11.3%	59,890	64,023	(4,133)	-6.5%
Cost of products sold	15,855	17,253	(1,398)	-8.1%	44,939	47,002	(2,063)	-4.4%
Gross profit	4,862	6,098	(1,236)	-20.3%	14,951	17,021	(2,070)	-12.2%
% of net sales	23.5%	26.1%			25.0%	26.6%
Marketing and administrative expenses	4,968	4,397	571	13.0%	14,393	14,108	285	2.0%
% of net sales	24.0%	18.8%			24.0%	22.0%
Interest expense - net	(280)	(391)	111	-28.4%	(850)	(840)	(10)	1.2%
Other income (expense) - net	2,494	(35)	2,529	7225.7%	2,597	(57)	2,654	4656.1%
Income tax expense	598	382	216	56.5%	742	585	157	26.8%
Net income	1,510	893	617	69.1%	1,563	1,431	132	9.2%
% of net sales	7.3%	3.8%			2.6%	2.2%

Net Sales: Sales were $20.7 million for the three months ended December 28, 2025, compared with $23.4 million for the three months ended December 29, 2024, a decrease of $2.6 million or 11.3%. Sales of bedding and diaper bags decreased by $3.3 million, while the sales of bibs, toys and disposable products increased by $0.7 million. Sales were $59.9 million for the nine months ended December 28, 2025 compared with $64.0 million for the nine months ended December 29, 2024, a decrease of $4.1 million or 6.5%. Sales of bedding and diaper bags decreased by $4.4 million and sales of bibs, toys and disposable products increased by $0.3 million. The decrease in bedding and diaper bags was primarily due to the decrease in the number of items included in programs at a major retailer. Sales were also negatively affected by inventory shortages resulting from the Company’s strategy to minimize the impact of increased tariffs in effect primarily during the first quarter of the current fiscal year.

Gross Profit: Gross profit decreased by $1.2 million from the prior year reflecting a margin of 23.5% for the three-month period ended December 28, 2025 compared to 26.1% of net sales for the three-month period ended December 29, 2024. Gross profit decreased by $2.1 million from the prior year reflecting a margin of 25.0% for the nine-month period ended December 28, 2025 compared to 26.6% of net sales for the nine-month period ended December 29, 2024. The primary cause of this decrease in gross profit relates to increased tariff costs associated with products imported from China.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $0.6 million and changed to 24.0% of net sales for the three-month period ended December 28, 2025 from 18.8% of net sales for the three-month period ended December 29, 2024. The increase was due to severance expenses incurred in connection with operational consolidation efforts. Marketing and administrative expenses increased by $0.3 million and changed to 24.0% of net sales for the nine-month period ended December 28, 2025 from 22.0% of net sales for the nine-month period ended December 29, 2024. The increase in the current year period is due to an increase in advertising costs and severance expense which were partially offset by acquisition costs in the prior period.

Other Income (Expense): Other income increased $2.5 million from the three-month period ended December 29, 2024 to the three-month period ended December 28, 2025, and increased $2.7 million from the nine-month period ended December 29, 2024 to the nine-month period ended December 29, 2025. The increase is primarily due to the $2.5 million in Insurance Proceeds received during the quarter related to certain claims filed by the Company under a representation and warranties insurance policy purchased in connection with the Acquisition. The financial impact of the Insurance Proceeds, excluding certain legal and license related expenses, resulted in a net impact of $2.1 million to income before income tax expense for the three months ended December 28, 2025.

Income Tax Expense: Income tax expense increased $0.2 million from the three-month period ended December 29, 2024 to the three-month period ended December 28, 2025, and increased $0.2 million from the nine-month period ended December 29, 2024 to the nine-month period ended December 29, 2025. The Company’s estimated annual ETR was 24.7% and 22.3% for the three-month periods ended December 28, 2025 and December 29, 2024, respectively, and was 24.7% and 22.4% for the nine-month periods ended December 28, 2025 and December 29, 2024, respectively.

Although the Company does not anticipate a material change to the ETR for the remainder of fiscal year 2026, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income, and the actual ETR for the year could differ materially from the Company’s estimates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $7.0 million for the nine-month period ended December 29, 2024 to $7.1 million for the nine-month period ended December 28, 2025. The increase in the current year was partially the result of a decrease of $6.6 million in accounts receivable that was $6.0 million higher than the decrease in the prior year. The increase in the current year was partially offset by an increase in inventories in the current year that was $2.7 million higher than the increase in the prior year, a decrease of $2.9 million in accrued liabilities from the prior year to the current year and an increase in accounts payable in the current year that was $1.6 million lower than the increase in the prior year.

Net cash used in investing activities decreased from $17.0 million in the prior year to $616 thousand in the current year which were primarily associated with capital expenditures for property, plant and equipment. Prior year capital expenditures included $16.4 million for the Acquisition.

Net cash used in financing activities, which were primarily associated with net repayments under the revolving line of credit and payments of the term loan, was $4.6 million compared to net cash provided by financing activities in the prior year of $10.2 million. This decrease was due to the issuance of an $8.0 million term loan in the prior year as well as the Company paying down debt in the current year.

As of December 28, 2025, the balance on the revolving line of credit with CIT was $11.3 million, there was no letter of credit outstanding and $10.6 million was available under the revolving line of credit with CIT based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses and to enhance the predictability of its cash flow, the Company assigns the majority of its trade accounts receivable to CIT under factoring agreements. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT. As such, the Company does not take advances on the factoring agreements.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $74 thousand and $115 thousand for the three-month periods ended December 28, 2025, and December 29, 2024, respectively, and amounted to $254 thousand and $283 thousand for the nine-month periods ended December 28, 2025 and December 29, 2024, respectively.

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1.0 million or (b) $4.0 million (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of December 28, 2025, the Company has complied with the Excess Availability requirements.

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

INTEREST RATE RISK

As of December 28, 2025, the Company had $16.4 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit and a term loan. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $124 thousand for each increase of one percentage point in the interest rate applicable to the debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 28, 2025 because of the material weaknesses in our internal control over financial reporting described below.

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

Notwithstanding the material weakness, management believes and has concluded that the condensed consolidated financial statements as included in this Quarterly Report present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than changes related to the remediation of the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended December 28, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine-month period ended December 28, 2025, none of the Company’s directors or officers informed the Company of the adoption, modification or termination of a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with the Company’s Form 10-Q for the quarterly period ended December 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: February 11, 2026	/s/ Claire K. Spencer
CLAIRE K. SPENCER
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)