Form 10-K
period 2026-03-29
CROWN CRAFTS INC
filed 2026-06-24
CIK 25895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 29, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-7604

Crown Crafts, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-0678148
(State of Incorporation)	(I.R.S. Employer Identification No.)

8184 Highway 44
Gonzales, Louisiana	70737
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code: (225) 647-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	CRWS	Nasdaq Capital Market

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 28, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $27.6 million.

As of May 31, 2026, 10,760,287 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated into Part III hereof by reference.

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made in this Annual Report on Form 10-K (this “Annual Report”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of Crown Crafts, Inc. (“Crown Crafts” or the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART I

ITEM 1. Business

Description of Business

The Company operates indirectly through its two wholly-owned subsidiaries, NoJo Baby & Kids, Inc. (“NoJo”) and Sassy Baby, Inc. (“Sassy”), in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding, bibs, toys, plush, dolls, diaper bags, disposables and feeding products. Most sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2026” or “2026” represent the 52-week period ended March 29, 2026, and references herein to “fiscal year 2025” or “2025” represent the 52-week period ended March 30, 2025.

The Company was incorporated as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company’s executive offices are located at 8184 Highway 44, Suite 111, Gonzales, Louisiana 70737, its telephone number is (225) 647-9100 and its internet address is www.crowncrafts.com.

International Sales

Sales to customers in countries other than the U.S. represented 9% and 8% of the Company’s total gross sales during fiscal years 2026 and 2025, respectively. International sales are based upon the location that predominately represents what the Company believes to be the final destination of the products delivered to the Company’s customers.

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

Human Capital Resources

As of March 29, 2026, the Company had 149 employees, all of whom are full-time and none of whom is represented by a labor union or is otherwise a party to a collective bargaining agreement. Crown Crafts’ employees drive the Company’s business growth and success. In return, Crown Crafts strives to drive the professional growth, success and well-being of our employees. Crown Crafts’ workplace policies and initiatives aim to create a workplace of choice that attracts and retains the talent needed to achieve the Company’s business objectives. The Company attracts and maintains qualified personnel by paying competitive salaries and benefits and offering opportunities for advancement. The Company’s success is only possible with the hard work and dedication of the Company’s employees.

Trademarks, Copyrights and Patents

The Company considers its intellectual property to be of material importance to its business. Sales of products marketed under the Company’s trademarks, including Sassy®, Manhattan Toy®, NoJo®, Baby Boom® and Neat Solutions®, accounted for 41% and 39% of the Company’s total gross sales during fiscal years 2026 and 2025, respectively. Protection for these trademarks is obtained through domestic and foreign registrations. The Company also markets designs that are subject to copyrights and design patents owned by the Company.

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

The Company maintains foreign representative offices located in Shanghai and Shenzhen, China, which are responsible for the coordination of production, purchases and shipments, seeking out new vendors and overseeing inspections for social compliance and quality control.

The Company’s products are warehoused and distributed domestically from leased facilities located in Compton, California and Eden Valley, Minnesota and internationally from third-party logistics warehouses in Belgium, Shanghai and the United Kingdom.

During 2025, the U.S. administration issued executive orders directing the United States to impose new tariffs on imports from several nations, including China. The additional tariffs increased the cost of the products the Company sources from China and has affected shipments from the Company’s Chinese-based suppliers. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by the statute and were deemed illegal. In April 2026, the U.S. Customs and Border Protection launched the Consolidated Administration and Processing of Entries (“CAPE”), a platform for importers of record to submit IEEPA tariff refund requests. The Company has evaluated its eligibility to submit IEEPA tariff refund requests, is complying with all applicable refund procedures and has submitted its eligible entries. The ultimate availability, timing and amount of any potential refunds of such tariffs are highly uncertain and are subject to further legal, regulatory and administrative developments. We continue to monitor these developments and the evolving tariff environment. See “Risk Factors – Global trade policy and the imposition of tariffs on imports from China have adversely affected the cost and sourcing of the Company’s products among other things” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Known Trends and Uncertainties”.

Licensed Products

Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 52% of the Company’s gross sales in fiscal year 2026, which included 23% of gross sales under the Company’s license agreements with affiliated companies of The Walt Disney Company (“Disney”). The Company’s license agreement with Disney expires December 31, 2027 and covers infant and toddler bedding, diaper bags, infant feeding and bath in the United States and Canada, and bibs and disposable products in the United States, Canada and Japan.

Customers

The Company’s customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented at least 10% of the Company’s gross sales in fiscal years 2026 and 2025.

	Fiscal Year
	2026	2025
Walmart Inc.	40%	47%
Amazon.com, Inc.	17%	19%

Products

The Company’s primary focus is on infant, toddler and juvenile products, including the following:

●	Developmental toys;
●	Dolls and plush toys;
●	Reusable and disposable bibs;
●	Infant and toddler bedding;
●	Diaper bags;
●	Blankets and swaddle blankets;
●	Nursery and toddler accessories;
●	Room décor;
●	Burp cloths;
●	Reusable and disposable placemats;
●	Feeding and care goods; and
●	Other infant, toddler and juvenile soft goods.

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

During 2025, the U.S. administration issued executive orders directing the United States to impose new tariffs on imports from several nations, including China. The additional tariffs increased the cost of the products the Company sources from China and has affected shipments from the Company’s Chinese-based suppliers. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were not authorized by the statute and were deemed illegal. In April 2026, the U.S. Customs and Border Protection launched CAPE, a platform for importers of record to submit IEEPA tariff refund requests. The Company has evaluated its eligibility to submit IEEPA tariff refund requests, is complying with all applicable refund procedures and has submitted its eligible entries. The ultimate availability, timing and amount of any potential refunds of such tariffs are highly uncertain and are subject to further legal, regulatory and administrative developments. We continue to monitor these developments and the evolving tariff environment. See “Risk Factors – The imposition of tariffs on imports from China have adversely affected the cost and sourcing of the Company’s products among other things” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Known Trends and Uncertainties”.

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

Sales and Marketing

The Company’s products are marketed through a national sales force consisting of salaried sales executives and employees located in Louisiana, California, Minnesota, Michigan and Arkansas, and by independent commissioned sales representatives located throughout the United States.

Available Information

The Company makes available free of charge on its website at www.crowncrafts.com the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable upon filing such information with, or furnishing it to, the SEC. These reports are also available without charge on the SEC’s website at www.sec.gov.

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

The Company’s top two customers represented approximately 57% of gross sales in fiscal year 2026. Although the Company does not enter into contracts with its key customers, it expects its key customers to continue to be a significant portion of its gross sales in the future. The loss of, or a decline in orders from, one or more of these customers could result in a material decrease in the Company’s revenue and operating income.

The loss of one or more of the Company’s licenses could result in a material loss of revenues.

Sales of licensed products represented 52% of the Company’s gross sales in fiscal year 2026, which included 23% of gross sales associated with the Company’s license agreements with Disney. The Company could experience a material loss of revenues if it is unable to renew its major license agreements or obtain new licenses. The volume of sales of licensed products is inherently tied to the success of the characters, films and other licensed programs of the Company’s licensors. A decline in the popularity of these licensed programs or the inability of the licensors to develop new properties for licensing could also result in a material loss of revenues to the Company. Additionally, the Company’s license agreements with Disney and others require a material amount of minimum guaranteed royalty payments. The failure by the Company to achieve the sales envisioned by the license agreements could result in the payment by the Company of shortfalls in the minimum guaranteed royalty payments, which would adversely impact the Company’s operating results.

Global trade policy and the imposition of tariffs on imports from China have adversely affected the cost and sourcing of the Company’s products, among other things.

The Company's business is worldwide in scope, and political instability, civil unrest, or the deterioration of the political, economic, or social situation or changes to trade policy or the breakdown of trade relations with the United States in a country in which the Company has significant manufacturing, operations or sales, or from which the Company sources raw materials, components or finished products could adversely affect the Company's business, financial condition and results of operations.

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. During 2025, the U.S. administration issued executive orders directing the United States to impose new tariffs on imports from several nations, including China. The additional tariffs have increased the cost of the products the Company sources from China and for a time affected shipments from the Company’s Chinese-based suppliers. The Company was not able to pass along to its customers all increases in tariffs and freight charges, and alterations the Company made to its business strategy and operations to adapt to the foregoing, including sourcing products from suppliers in other countries, were time consuming and expensive. Any unforeseen future additional tariffs may have a material adverse effect on the Company’s business, cash flow, results of operations and financial condition.

Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were not authorized by the statute and were deemed illegal. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified or suspended, and the impacts of such actions on the Company's business. These and future changes in tariffs, trade policies, trade actions or retaliatory trade measures in response, have resulted and may continue to result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns and increased economic or geopolitical risks, which could adversely impact the Company's future sales, and the Company’s business, cash flow, results of operations, and financial condition, materially or in ways that the Company cannot predict.

Any increased trade barriers or restrictions on global trade imposed by the United States, or further retaliatory trade measures or currency controls taken by other countries in response, could further adversely affect the Company's business, financial condition and results of operations.

Growing geopolitical tensions could adversely affect the Company’s operations and profitability.

We are currently experiencing significant geopolitical instability and armed conflicts in multiple regions of the world, including the ongoing conflict involving Russia and Ukraine, armed conflict and tensions involving Iran in the Middle East, increasing military and political tensions involving China and Taiwan, and increasingly unpredictable and provocative actions by North Korea. These events, including disruptions affecting the Strait of Hormuz, a critical transit route for a significant portion of the world’s crude oil supply, together with elevated global oil prices and volatility in energy and financial markets, could result in a slowdown to the global economy that may affect the Company’s business by reducing the prices that the Company’s customers may be willing or able to pay for its products or by reducing the demand for the Company’s products, which could negatively impact the Company’s revenues and result in a material adverse effect on the Company’s business, cash flow, results of operations and financial condition.

Disruptions to global energy supplies, shipping routes and international trade flows have resulted, and may continue to result, in increased fuel, transportation, logistics, tariff and raw material costs, including costs associated with petroleum-based materials used in the manufacture and packaging of the Company’s products. In addition, geopolitical instability, military activity, sanctions, retaliatory trade measures, cyberattacks and related economic uncertainty may adversely affect the operations of the Company’s manufacturers, suppliers, retailers, logistics providers and other business partners, particularly those operating in or sourcing from China and other internationally connected markets.

Increased inflationary pressures, higher fuel and household energy costs, weakening consumer confidence and broader macroeconomic uncertainty may also reduce discretionary consumer spending, including spending on toys and other non-essential consumer products, particularly during key seasonal selling periods. Any prolonged escalation or expansion of regional conflicts, continued disruption of critical shipping channels, sustained increases in oil prices, deterioration in U.S.-China relations, instability involving Taiwan, or broader disruption to global trade and economic conditions could materially adversely impact consumer demand, the Company’s supply chain, the Company’s ability to source and transport products in a timely and cost-effective manner, and the Company’s overall business, financial condition and results of operations.

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

Sales are driven by consumer demand for the Company’s products. There can be no assurance that the demand for the Company’s products will not decline or that the Company will be able to anticipate and respond to changes in demand related to consumers’ tastes and preferences. The infant and toddler consumer products industry is characterized by the continual development of cutting-edge new products to meet the high standards of parents. Also, social media has caused, and will continue to cause, monumental shifts in the modern shopping experience. The Company’s failure to adapt to these changes, develop new products or reach consumers where they are could lead to lower sales and excess inventory, which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s sourcing and marketing operations in foreign countries are subject to anti-corruption laws.

The Company’s foreign operations are subject to laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in foreign jurisdictions, which apply to the Company’s directors, officers, employees and agents acting on behalf of the Company. Failure to comply with these laws could result in damage to the Company’s reputation, a diversion of management’s attention from its business, increased legal and investigative costs, and civil and criminal penalties, any or all of which could adversely affect the Company’s results of operations.

The Company’s business is impacted by general economic conditions and related uncertainties, including a declining birthrate, affecting markets in which the Company operates.

The Company’s growth is impacted by the birthrate, and in particular, the rate of first births. Geopolitical risks and economic conditions, including the real and perceived threat of wars, terrorism, inflation, interest rates, tension among nations, rising prices or unemployment, could lead individuals to decide to forgo or delay having children. Even under optimal conditions, shifts in demographic trends and preferences could have the consequence of individuals starting to have children later in life and/or having fewer children.

In recent years, the birthrate in the United States has steadily declined. This in connection with other economic conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, an increased risk of excess and obsolete inventories and increased pressure on the prices of the Company’s products.  Also, although the Company’s use of a commercial factor significantly reduces the risk associated with collecting accounts receivable, such factor may at any time terminate or limit its approval of shipments to a particular customer. The bankruptcy of a customer, the perceived pending threat of a bankruptcy of a customer, or an adverse change in overall economic conditions are among the events that would increase the likelihood that the factor would terminate or limit its approval of shipments to customers.  Such an action by the factor could result in the loss of future sales to such affected customers.

Economic conditions could result in an increase in the costs of the Company’s products.

Significant increases in freight costs, tariffs, and the price of raw materials that are components of the Company’s products, including cotton, oil and labor, could adversely affect the amounts that the Company must pay its suppliers for its finished goods. If the Company is unable to pass these cost increases along to its customers, its profitability could be adversely affected.

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

The infant and toddler consumer products industry is highly competitive. The Company competes with a variety of distributors and manufacturers, both branded and private label. The Company’s ability to compete successfully depends principally on styling, price, service to the retailer and continued high regard for the Company’s products and trade names. Several of these competitors are larger and have greater financial resources than the Company, and some have experienced financial challenges from time to time, including servicing significant levels of debt. Those facing financial pressures could choose to make particularly aggressive pricing decisions in an attempt to increase revenue. Competitors based in China have begun to sell and ship directly to customers without having to rely on distributors in the destination country, making their products more affordable. The effects of increased competition could result in a material decrease in the Company’s revenues.

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

The Company sources its products primarily from foreign contract manufacturers, with the largest concentration being in China. Difficulties encountered by these suppliers, such as fires, accidents, natural disasters and the instability inherent in operating within an authoritarian political structure, could halt or disrupt production and shipment of the Company’s products. The Chinese government could make allegations against the Company of corruption or antitrust violations, or could adopt regulations related to the manufacture of products within China, including quotas, duties, taxes and other charges or restrictions on the exportation of goods produced in China. The Company could also be affected by the United States imposition or increase of import duties, tariffs and other import regulations and deteriorating diplomatic relations with China, which could have a material adverse effect on the Company’s business, cash flow, results of operations and financial condition. See “Risk Factors – The imposition of tariffs on imports from China have adversely affected the cost and sourcing of the Company’s products, among other things.”

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

The Company’s products are primarily shipped by merchant vessels across the world’s oceans. The intrinsic nature of such shipping includes the risk of intentional or unintentional impediments at the world’s global marine chokepoints, including various straits and the Panama and Suez canals. The recent Iran conflict impacting shipping through the Strait of Hormuz has resulted in an increase in oil prices which may affect the Company’s shipping costs. Risk also remains in the Red Sea as firing on merchant vessels by militants of Yemen’s Houthi movement results in shipments to be routed around Africa. These and any other events causing a disruption of the flow of the Company’s products, whether within the Chinese interior, at the port of embarkation, on global waters, or at the destination port, could result in delays in shipping.

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

The Company’s operations are highly dependent upon computer hardware and software systems, including customized information technology systems and cloud-based applications. The Company also employs third-party systems and software that are integral to its operations. These systems are vulnerable to cybersecurity incidents, including disruptions and security breaches, which can result from unintentional events or deliberate attacks by insiders or third parties, such as cybercriminals, competitors, nation-states, computer hackers and other cyber terrorists. The Company faces an evolving landscape of cybersecurity threats in which evildoers use a complex array of means to perpetrate attacks, including the use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks and distributed denial-of-service attacks. The use of AI technologies are in the early stages of widespread adoption and continue to evolve rapidly. The risks to AI include operational risks and the rapidly evolving and uncertain legal and regulatory environment relating to AI.

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

A stockholder could lose all or a portion of their investment in the Company.

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

As of March 29, 2026 and through the date of this filing, the Company has not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operation or financial condition. The Company has further disclosed how risks from cybersecurity threats could potentially have a material impact on the Company, including its business strategy, results of operations, or financial condition, in Part I, Item 1A, “Risk Factors” of this Annual Report.

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

ITEM 2. Properties

Each of the Company’s facilities are rented under leases that expire on various dates through fiscal year 2032. In addition, several employees of the Company perform their respective job functions from remote locations for which no rent is paid. Management believes that its properties are suitable for the purposes for which they are used, are in generally good condition and provide adequate capacity for current and anticipated future operations. The table below sets forth certain information regarding the Company's principal real property as of the close of business on June 10, 2026.

Location	Use	Approximate Square Feet
Gonzales, Louisiana	Corporate office	8,640
Compton, California	Offices, warehouse and distribution center	157,400
Minneapolis, Minnesota	Product design and sales office	16,837
Eden Valley, Minnesota	Warehouse and distribution center	128,074
Grand Rapids, Michigan	Product design office	9,100
Florham Park, New Jersey	Product design office	2,048
Shanghai, People’s Republic of China	Office	1,912

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Capital Market under the symbol “CRWS.” As of March 29, 2026, there were 152 record holders of the Company’s common stock.

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

ITEM 6. Reserved

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Objective

The following discussion and analysis is intended to provide material information relevant to an assessment of the Company’s financial condition and results of operations, as well as an evaluation of the amounts and certainty of cash flows from operations and from outside sources. This discussion and analysis is further intended to provide details concerning material events and uncertainties known to management that are reasonably likely to cause reported financial information to not be necessarily indicative of future operating results or future financial condition. This data includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that management has assessed to be reasonably likely to have a material impact on future operations. Management intends that this discussion and analysis will enhance a reader’s understanding of the Company’s financial condition, results of operations, cash flows, liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Results of Operations

The following table contains results of operations for the fiscal years ended March 29, 2026 and March 30, 2025 and the dollar and percentage changes for those periods (in thousands, except percentages).

	Fiscal Years		Change
	2026	2025	$	%
Net sales by category:
Bedding and diaper bags	$35,004	$41,083	$(6,079)	-14.8%
Bibs, toys and disposable products	47,262	46,167	1,095	2.4%
Total net sales	82,266	87,250	(4,984)	-5.7%
Cost of products sold	62,188	65,985	(3,797)	-5.8%
Gross profit	20,078	21,265	(1,187)	-5.6%
% of net sales	24.4%	24.4%
Marketing and administrative expenses	18,979	18,690	289	1.5%
% of net sales	23.1%	21.4%
Interest (expense) income - net	(1,044)	(1,173)	129	-11.0%
Other (expense) income - net	2,583	(49)	2,632	-5371.4%
Income tax (benefit) expense	795	(3,057)	3,852	-126.0%
Net (loss) income	1,843	(9,356)	11,199	-119.7%
% of net sales	2.2%	-10.7%

Net Sales:

Sales decreased to $82.3 million for the fiscal year ended March 29, 2026, compared with $87.3 million in the fiscal year ended March 30, 2025, a decrease of $5.0 million, or 5.7%. Sales of bedding and diaper bags decreased by $6.1 million, and sales of bibs, toys and disposable products increased by $1.1 million. The decrease in sales of bedding and diaper bags is due to the decrease in the number of items included in programs at a major retailer, which was partially offset by an increase in the sales of bibs, toys and disposables. Sales were also negatively affected by inventory shortages resulting from the Company’s strategy to minimize the impact of increased tariffs in effect primarily during the first quarter of the fiscal year ended March 29, 2026.

Gross Profit:

Gross profit decreased by $1.2 million from the prior year reflecting a margin of 24.4% of net sales for the fiscal years ended March 30, 2026 and March 29, 2025. The primary cause of this decrease in gross profit relates to increased tariff costs associated with products imported from China.

Marketing and Administrative Expenses:

Marketing and administrative expenses increased by $289 thousand and increased from 21.4% of net sales for fiscal year 2025 to 23.1% of net sales for fiscal year 2026. Advertising costs increased $467,000 from the prior year.

Other Income (Expense):

Other income increased $2.6 million from the fiscal year ended March 30, 2025 to the fiscal year ended March 29, 2026. The increase is primarily due to $2.5 million, received during the third quarter of fiscal year 2026, in proceeds from certain claims filed by the Company under a representations and warranties insurance policy (the “Insurance Proceeds”) purchased in connection with NoJo’s acquisition of substantially all of the assets, and assumed certain specified liabilities, of Baby Boom Consumer Products, Inc. (the “Acquisition”). The financial impact of the Insurance Proceeds, excluding certain legal and license related expenses, resulted in a net impact of $2.0 million to income before income tax expense for the fiscal year ended March 29, 2026.

Income Tax Expense:

The Company’s provision for income taxes includes all currently payable federal and state taxes and is based upon the Company’s annual effective tax rate (“ETR”). The Company’s provision for income taxes for the fiscal years ended March 29, 2026 and March 30, 2025 are based upon an annual ETR of 30.1% and 24.6%, respectively. The increase in the ETR primarily relates to the result of tax credits that were included in the prior year provision that were not applicable in the current year provision and increase in state taxes due to jurisdictional nexus. The ETR was also impacted by discrete items such as the effects of tax shortfalls and excess tax benefits arising from the forfeiture and expiration of stock options and the vesting of non-vested stock.

Known Trends and Uncertainties

The Company’s financial results are closely tied to sales to the Company’s top two customers, which represented approximately 57% of the Company’s gross sales in fiscal year 2026. A significant downturn experienced by either or both of these customers could lead to decreased sales.

During the fiscal year, consumers responded to macroeconomic conditions by trading down to lower priced items, buying fewer items, or foregoing some items altogether due to inflationary concerns. The Company monitors the impact of inflation on its operations on an ongoing basis and may need to adjust its prices to mitigate the impact of changes to the rate of inflation in future periods. Future volatility of prices could affect consumer purchases of the Company’s products. Additionally, the impact of inflation on input and other operational costs could adversely affect the Company's financial results.

The Company primarily sources products from foreign contract manufacturers, with the largest concentration being in China. The U.S. government has tariffs on imports from certain countries, including China. During 2025, the U.S. government increased tariffs which increased the cost of the products the Company sources from China and affected shipments from the Company’s Chinese-based suppliers. The Company was not able to timely pass along to its customers all increases in tariffs and freight charges, and any further alterations the Company may make to its business strategy or operations to adapt to the foregoing will be time-consuming and expensive. The full impact of the new tariffs may have a material adverse effect on the Company’s business, cash flow, results of operations and financial condition. Some of these tariffs, the IEEPA tariffs, were recently deemed illegal by the U.S. Supreme Court ruling issued on February 20, 2026. In April 2026, the U.S. Customs and Border Protection launched CAPE, a platform for importers of record to submit IEEPA tariff refund requests. The Company has evaluated its eligibility, is complying with all applicable refund procedures and has submitted its eligible entries. The ultimate availability, timing and amount of any potential refunds of such tariffs are highly uncertain and are subject to further legal, regulatory and administrative developments. The Company continues to evaluate the impact of the tariffs, and their potential refund, on imports from China to the Company’s business and financial condition.

For an additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to “Risk Factors” in Item 1A, Part I. of this Annual Report.

Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities decreased from $9.8 million for the fiscal year ended March 30, 2025 to $8.3 million for the fiscal year ended March 29, 2026. The decrease in the current year was the result of an increase in inventories in the current year that was $4.5 million greater than the decrease in the prior year, and a decrease of $3.4 million in accrued liabilities from the prior year to the current year. The decrease in the current year was partially offset by a decrease in accounts receivable balances that was $4.0 million greater than the decrease in the prior year.

Net cash used in investing activities was $864 thousand in the fiscal year ended March 29, 2026 compared with $17.2 million in the fiscal year ended March 30, 2025. The decrease in the current year was primarily due to the $16.3 million payment that was made in the prior year for the Acquisition.

Net cash provided by financing activities was $7.1 million in the fiscal year ended March 30, 2025 compared with $7.7 million in cash used in financing activities in the fiscal year ended March 29, 2026. The decrease was due to the issuance of indebtedness pursuant to an $8.0 million term loan under a financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”) in a prior year as well as the Company repaying debt in the current year.

The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations and the availability on its revolving line of credit will be adequate to meet its liquidity needs.

The Company’s credit facility at March 29, 2026 includes a revolving line of credit and a term loan of $8.0 million under a financing agreement with CIT. The Company may borrow up to $40 million under the revolving line of credit, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. At March 29, 2026, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the SOFR option, which was 5.2%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

As of March 29, 2026, there was a balance of $9.5 million owed on the revolving line of credit, there was no letter of credit outstanding and $12.5 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. As of March 30, 2025, there was a balance of $11.9 million owed on the revolving line of credit, there was no letter of credit outstanding and $13.8 million was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances.

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1,000,000 or (b) $4,000,000 (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of March 29, 2026, the Company has complied with the Excess Availability requirements.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying consolidated statements of operations, were $335,000 and $386,000 during fiscal years 2026 and 2025, respectively.

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

Interest Rate Risk

As of March 29, 2026, the Company had $14.1 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit and a term loan. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $99 thousand for each increase of one percentage point in the interest rate applicable to the debt.

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

Market Concentration Risk

The Company’s financial results are closely tied to sales to its top two customers, which represented approximately 57% of the Company’s gross sales in fiscal year 2026. In addition, 52% of the Company’s gross sales in fiscal year 2026 consisted of licensed products, which included 23% of gross sales associated with the Company’s license agreements with affiliated companies of Disney. The Company’s results could be materially impacted by the loss of one or more of these licenses.

The U.S. administration has implemented additional tariffs on imports from certain countries, including China. The new tariffs have increased the cost of the products the Company sources from China and have affected shipments from the Company’s Chinese-based suppliers. The Company was not able to pass along to its customers all increases in tariffs and freight charges, and alterations the Company made to its business strategy and operations to adapt to the foregoing, including sourcing products from suppliers in other countries, was time consuming and expensive.

The U.S. government has tariffs on imports from certain countries, including China. During 2025, the U.S. government increased tariffs which increased the cost of the products the Company sources from China and affected shipments from the Company’s Chinese-based suppliers. Some of these tariffs, the IEEPA tariffs, were recently deemed illegal by the U.S. Supreme Court ruling issued on February 20, 2026. The Company incurred approximately $5.3 million and $267 thousand of IEEPA tariffs during fiscal year 2026 and 2025, respectively. In April 2026, the U.S. Customs and Border Protection launched CAPE, a platform for importers of record to submit IEEPA tariff refund requests. The Company has evaluated its eligibility to submit IEEPA tariff refund requests, is complying with all applicable refund procedures and has submitted its eligible entries. The Company continues to evaluate the impact of the tariffs and its potential refunds on imports from China to the Company’s business and financial condition. While certain legal developments have indicated that refunds may be available, significant uncertainty remains regarding the ultimate availability, timing, and amount of any recoveries. Accordingly, the Company has not recorded a receivable as of March 29, 2026. The Company will continue to monitor developments and will recognize any recovery when realization becomes probable. As of June 17, 2026, the Company has received $0.2 million in IEEPA refunds.

ITEM 8. Financial Statements and Supplementary Data

See pages 25 and F-1 through F-23 of this Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on our evaluation and taking into account the remediation of the previously identified material weakness discussed below, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 29, 2026.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). At March 29, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the internal control over financial reporting at March 29, 2026, was effective.

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

As a non-accelerated filer and a “smaller reporting company”, the Company is exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, the Company’s independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of March 29, 2026.

On July 19, 2024, we completed the acquisition of Baby Boom. As permitted by Securities and Exchange Commission guidelines, management excluded Baby Boom from its assessment of internal control over financial reporting as of March 30, 2025. During the fiscal year ended March 29, 2026, we successfully integrated Baby Boom into our existing control structure and internal control over financial reporting environment. As a result of this integration, the operations of Baby Boom, are now included in management’s assessment of internal control over financial reporting as of March 29, 2026.

Material Weakness in Internal Control over Financial Reporting

As previously reported in 2025, our management identified a material weakness in internal control over financial reporting related to review and approval of manual journal entries.

Remediation Status

Management, with oversight from the Audit Committee, implemented remediation measures to improve the internal control structure. Specifically, the Company has implemented processes and controls including:

●	Improving our internal control policies and procedures to ensure that there is appropriate segregation of duties regarding the recording and approval of manual journal entries; and

●

Enhancing the review of manual journal entries, including outlining policies and procedures to strengthen retention of contemporaneous documentation and ensure timely supervisory reviews by management.

Management has completed the implementation of these remedial measures and, based on testing of the design and operating effectiveness of the remediated controls, concluded that the previously identified material weakness was remediated as of March 29, 2026.

Changes in Internal Control Over Financial Reporting

Other than the changes noted above, there were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended March 29, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None of our directors or “officers,” as defined in Rule 16a1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this Annual Report.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2026 (the “Proxy Statement”) under the following captions, and the information under such captions is incorporated herein by reference:

●	Board of Directors and Corporate Governance – Board of Directors
●	Board of Directors and Corporate Governance – Director Nominees
●	Board of Directors and Corporate Governance – Continuing Directors
●	Board of Directors and Corporate Governance – Qualifications of Directors and Director Nominees
●	Board of Directors and Corporate Governance – Independence of Directors and Director Nominees
●	Board of Directors and Corporate Governance – Board Leadership Structure
●	Board of Directors and Corporate Governance – Board Committees
●	Board of Directors and Corporate Governance – Board, Committee and Stockholder Meetings
●	Board of Directors and Corporate Governance – Compensation Committee Interlocks and Insider Participation
●	Board of Directors and Corporate Governance – Director Nomination Process
●	Board of Directors and Corporate Governance – Board Diversity
●	Board of Directors and Corporate Governance – Communication with the Board and its Committees
●	Board of Directors and Corporate Governance – Principles of Corporate Governance; Code of Business Conduct and Ethics; Code of Conduct for Directors
●	Proposal 1 – Election of Directors
●	Executive Compensation – Executive Officers
●	Executive Compensation – Compensation Discussion and Analysis
●	Report of the Audit Committee
●	Stock Ownership Information – Delinquent Section 16(a) Reports
●	Certain Relationships and Related Transactions

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Company’s existing equity compensation plans as of March 29, 2026.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

2014 Omnibus Equity Compensation Plan	334,000(1)	$7.52	0

2021 Incentive Plan	325,000(2)	$5.63	125,504

(1) Consists of 334,000 shares of the Company’s common stock subject to outstanding stock options.

(2) Consists of: (i) 200,000 shares of the Company’s common stock subject to outstanding stock options; and (ii) 125,500 shares subject to unearned (performance conditions not satisfied) performance share awards (assuming achievement of target performance.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement under the following captions, and the information under such captions is incorporated herein by reference:

●	Introductory Paragraph to Board of Directors and Corporate Governance
●	Board of Directors and Corporate Governance – Independence of Directors and Director Nominees
●	Board of Directors and Corporate Governance – Board Committees
●	Certain Relationships and Related Transactions

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8. of this Annual Report:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of March 29, 2026 and March 30, 2025
-	Consolidated Statements of Operations for the Fiscal Years Ended March 29, 2026 and March 30, 2025
-	Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended March 29, 2026 and March 30, 2025
-	Consolidated Statements of Cash Flows for the Fiscal Years Ended March 29, 2026 and March 30, 2025
-	Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule

The following financial statement schedule of the Company is included with this Annual Report:

Schedule II — Valuation and Qualifying Accounts	Page 26

All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

SCHEDULE II

CROWN CRAFTS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

	Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
	Balance at Beginning	Charged to		Balance at End of
	of Period	Expenses	Deductions	Period
	(in thousands)
Accounts Receivable Valuation Accounts:

Year Ended March 30, 2025
Allowance for customer deductions	$1,170	$7,480	$7,201	$1,449
Allowance for expected credit losses	$316	$0	$42	$274

Year Ended March 29, 2026
Allowance for customer deductions	$1,449	$5,794	$6,132	$1,111
Allowance for expected credit losses	$274	$136	$0	$410

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

Exhibit
Number		Description of Exhibits
2.1	—	Asset Purchase Agreement, dated as July 19, 2024, between Crown Crafts, Inc., NoJo Baby & Kids, Inc., Baby Boom Consumer Products, Inc., and Elliot Betesh, Michael Betesh and Steven Betesh. (28)
3.1	—	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (9)
3.3	—	Amended and Restated Bylaws of the Company, effective as of November 14, 2023. (34)
4.1*	—	Form of Non-Qualified Stock Option Agreement (Employees). (4)
4.2*	—	Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (12)
4.3*	—	Form of Non-Qualified Stock Option Grant Agreement. (13)
4.4*	—	Form of Restricted Stock Grant Agreement. (13)
4.5*	—	Crown Crafts, Inc. 2021 Incentive Plan. (24)
4.6*	—	Form of Incentive Stock Option Grant Agreement. (25)
4.7*	—	Form of Nonstatutory Stock Option Grant Agreement. (25)
4.8*	—	Form of Restricted Stock Grant Agreement. (25)
4.9*	—	Form of Performance Share Grant Agreement (effective February 23, 2022). (26)
4.10	—	Description of Capital Stock (35)
10.1	—	Financing Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)
10.2	—	Stock Pledge Agreement dated as of July 11, 2006 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (3)
10.3	—

First Amendment to Financing Agreement dated as of November 5, 2007 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (5)

10.4	—

Third Amendment to Financing Agreement dated as of July 2, 2009 by and among the Company, Churchill Weavers, Inc., Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (6)

10.5	—

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

10.8	—	Ninth Amendment to Financing Agreement dated May 21, 2013 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (11)
10.9	—	Tenth Amendment to Financing Agreement dated as of December 28, 2015 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (14)
10.10	—	Eleventh Amendment to Financing Agreement dated as of March 31, 2016 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (15)
10.11*	—	Amendment No. 1 to the Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan. (16)
10.12*	—	Form of Incentive Stock Option Grant Agreement (effective November 2016). (16)
10.13*	—	Form of Nonqualified Stock Option Grant Agreement (effective November 2016). (16)
10.14*	—	Form of Restricted Stock Grant Agreement (effective November 2016). (16)
10.15	—	Joinder Agreement dated as of August 4, 2017 by and among the Company, Hamco, Inc., Crown Crafts Infant Products, Inc., Carousel Acquisition, LLC and The CIT Group/Commercial Services, Inc. (17)
10.16	—

Twelfth Amendment to Financing Agreement dated as of December 15, 2017 by and among the Company, Hamco, Inc., Carousel Designs, LLC, Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (18)

10.17	—

Thirteenth Amendment to Financing Agreement dated as of August 7, 2018 by and among the Company, Hamco, Inc., Carousel Designs, LLC, Crown Crafts Infant Products, Inc. and The CIT Group/Commercial Services, Inc. (19)

10.18*	—	Employment Agreement dated January 18, 2019 by and between NoJo Baby & Kids, Inc. and Donna Sheridan. (20)
10.19*	—	Employment Agreement dated February 22, 2021 by and between the Company and Craig Demarest. (21)
10.20*	—	Letter Agreement regarding Employment Agreement dated February 22, 2021 by and between the Company and Craig Demarest. (23)
10.21	—

Fourteenth Amendment to Financing Agreement dated as of May 31, 2021, by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Carousel Designs, LLC and The CIT Group/Commercial Services, Inc. (22)

10.22*	—	Performance Share Award Certificate, dated March 1, 2022, between the Company and Olivia W. Elliott. (26)
10.23*	—	Performance Share Award Certificate, dated March 1, 2022, between the Company and Donna E. Sheridan. (26)
10.24	—

Fifteenth Amendment to Financing Agreement dated as of June 2, 2022, by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Carousel Designs, LLC and The CIT Group/Commercial Services, Inc. (27)

10.25	—

Sixteenth Amendment to Financing Agreement, dated as of March 17, 2023, by and among the Company, NoJo Baby & Kids, Inc., Sassy Baby, Inc., Manhattan Group, LLC, Manhattan Toy Europe Limited and the CIT Group/Commercial Services, Inc. (30)

10.26*	—	Amended and Restated Employment Agreement dated June 13, 2023 by and between the Company and Olivia W. Elliott. (29)
10.27	—

Seventeenth Amendment to Financing Agreement, dated July 19, 2024, by and among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc., Manhattan Toy Europe Limited and The CIT Group/Commercial Services, Inc. (30)

10.28	—	Promissory Note, dated July 18, 2024, made by Crown Crafts, Inc., Sassy Baby Inc., NoJo Baby & Kids, Inc. and Manhattan Toy Europe, Limited, in favor of The CIT Group/Commercial Services, Inc. (31)
10.29	—	Letter Agreement, dated as of December 27, 2024, among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc. and The CIT Group/Commercial Services, Inc. (32)
10.30	—	Eighteenth Amendment to Financing Agreement, dated February 10, 2025, by and among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc. and The CIT Group/Commercial Services, Inc. (33)
10.31*	—	Employment Agreement dated as of June 16, 2025 by and between Crown Crafts, Inc. and Claire K. Spencer (36)
10.32	—	Nineteenth Amendment to Financing Agreement, dated June 23, 2025, by and among Crown Crafts, Inc., Sassy Baby, Inc., NoJo Baby & Kids, Inc. and The CIT Group/Commercial Services, Inc. (37)
14.1	—	Code of Ethics. (2)
19.1	—	Crown Crafts, Inc. Insider Trading Policy. (37)
21.1	—	Subsidiaries of the Company. (37)
23.1	—	Consent of KPMG LLP. (37)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer. (37)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer. (37)
32.1	—	Section 1350 Certification by the Company’s Chief Executive Officer. (38)
32.2	—	Section 1350 Certification by the Company’s Chief Financial Officer. (38)
97.1	—	Crown Crafts, Inc. Policy for the Recovery of Erroneously Awarded Compensation, Effective as of October 2, 2023. (35)
101	—

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 29, 2026, formatted as interactive data files in iXBRL (Inline eXtensible Business Reporting Language):

(i)      Consolidated Statements of Operations;

(ii)     Consolidated Balance Sheets;

(iii)    Consolidated Statements of Changes in Shareholders’ Equity;

(iv)    Consolidated Statements of Cash Flows; and

(v)     Notes to Consolidated Financial Statements.

104		Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Management contract or a compensatory plan or arrangement.

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.
(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 17, 2006.
(4)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated August 24, 2006.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated November 9, 2007.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 6, 2009.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 8, 2010.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 27, 2010.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 9, 2011.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated March 27, 2012.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 21, 2013.
(12)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2014.
(13)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-8 dated November 10, 2014.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 28, 2015.
(15)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated April 4, 2016.
(16)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016.
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 7, 2017.
(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated December 18, 2017.

(19)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated January 22, 2019.
(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 22, 2021.
(22)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 3, 2021.
(23)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021.
(24)	Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 28, 2021.
(25)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated August 11, 2021.
(26)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A dated March 1, 2022.
(27)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended April 3, 2022.
(28)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 22, 2024.
(29)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 15, 2023.
(30)	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 22, 2024.
(31)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
(32)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2024.
(33)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2024.
(34)	Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.
(35)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
(36)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 16, 2025.
(37)	Filed herewith.
(38)	Furnished herewith.

ITEM 16. Form 10-K Summary

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Crown Crafts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Crafts, Inc. and subsidiaries (the Company) as of March 29, 2026 and March 30, 2025, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended March 29, 2026, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2026 and March 30, 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 29, 2026, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of certain anticipated returns and claims, and chargebacks

As discussed in Note 2 to the consolidated financial statements, the Company estimates a provision for certain allowances for sales made to its customers. These allowances include anticipated returns and claims, and chargebacks. These allowances are estimated using the Company’s historical experience with actual returns, claims, payments, and chargebacks considering events that could result in a change from historical experience on a per-customer basis.

We identified the evaluation of certain anticipated returns and claims, and chargebacks as a critical audit matter. Subjective auditor judgment was required to assess the relevance of historical experience used in estimating these allowances by determining if historical experience is indicative of future experience.

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

Dallas, Texas

June 24, 2026

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 29, 2026 AND MARCH 30, 2025
(amounts in thousands, except share and per share amounts)

	March 29, 2026	March 30, 2025

ASSETS
Current assets:
Cash and cash equivalents	$200	$521
Accounts receivable - net of allowances of $1,521 and $1,723, respectively
Due from factor	16,280	21,854
Other	2,579	2,654
Inventories	28,365	27,800
Prepaid expenses	2,176	2,474
Total current assets	49,600	55,303

Operating lease right-of-use assets	8,956	12,253
Property, plant and equipment - net of accumulated depreciation of $5,775 and $5,037, respectively	2,011	1,888
Intangible assets - net of accumulated amortization of $11,615 and $10,840, respectively	6,275	7,050
Deferred income taxes	3,657	4,508
Other assets	154	152
Total Assets	$70,653	$81,154

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,913	$5,225
Accrued royalties	532	1,507
Dividends payable	952	876
Operating lease liabilities, current	4,198	3,987
Accrued liabilities	1,283	1,920
Current maturities of long-term debt	1,991	1,990
Total current liabilities	13,869	15,505

Non-current liabilities:
Long-term debt	12,132	16,512
Operating lease liabilities, noncurrent	5,529	9,107
Reserve for unrecognized tax liabilities	310	411
Total non-current liabilities	17,971	26,030

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at March 29, 2026 and March 30, 2025; Issued 13,674,249 shares at March 29, 2026 and 13,478,402 shares at March 30, 2025	137	135
Additional paid-in capital	59,402	58,637
Treasury stock - at cost - 2,913,962 shares at March 29, 2026 and 2,910,859 shares at March 30, 2025	(15,889)	(15,880)
Accumulated deficit	(4,837)	(3,273)
Total shareholders' equity	38,813	39,619
Total Liabilities and Shareholders' Equity	$70,653	$81,154

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED MARCH 29, 2026 AND MARCH 30, 2025
(amounts in thousands, except per share amounts)

	2026	2025

Net sales	$82,266	$87,250
Cost of products sold	62,188	65,985
Gross profit	20,078	21,265
Marketing and administrative expenses	18,979	18,690
Goodwill impairment charge	-	13,766
Income (loss) from operations	1,099	(11,191)
Other income (expense):
Interest expense - net of interest income	(1,044)	(1,173)
Loss on sale of property, plant and equipment	-	(2)
Other income (expense) - net	2,583	(47)
Income (loss) before income tax expense	2,638	(12,413)
Income tax expense (benefit)	795	(3,057)
Net income (loss)	$1,843	$(9,356)

Weighted average shares outstanding:
Basic	10,653	10,365
Effect of dilutive securities	-	-
Diluted	10,653	10,365

Basic earnings (loss) per share	$0.17	$(0.90)

Diluted earnings (loss) per share	$0.17	$(0.90)

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED MARCH 29, 2026 AND MARCH 30, 2025

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(Dollar amounts in thousands)

Balances - March 31, 2024	13,208,226	$132	(2,897,507)	$(15,821)	$57,888	$9,402	$51,601

Issuance of shares, net of forfeitures	270,176	3	-	-	(3)	-	-
Stock-based compensation	-	-	-	-	752	-	752
Acquisition of treasury stock	-	-	(13,352)	(59)	-	-	(59)
Net loss	-	-	-	-	-	(9,356)	(9,356)
Dividend declared on common stock - $0.32 per share	-	-	-	-	-	(3,319)	(3,319)

Balances - March 30, 2025	13,478,402	$135	(2,910,859)	$(15,880)	$58,637	$(3,273)	$39,619

Issuance of shares, net of forfeitures	195,847	2	-	-	(2)	-	-
Stock-based compensation	-	-	-	-	767	-	767
Acquisition of treasury stock	-	-	(3,103)	(9)	-	-	(9)
Net income	-	-	-	-	-	1,843	1,843
Dividends declared on common stock - $0.32 per share, net of forfeitures	-	-	-	-	-	(3,407)	(3,407)

Balances - March 29, 2026	13,674,249	$137	(2,913,962)	$(15,889)	$59,402	$(4,837)	$38,813

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED MARCH 29, 2026 AND MARCH 30, 2025
(amounts in thousands)

	2026	2025
Operating activities:
Net income (loss)	$1,843	$(9,356)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	752	704
Amortization of intangibles	775	772
Amortization of debt issuance costs	9	7
Impairment charge - goodwill	-	13,766
Reduction in the carrying amount of right of use assets	3,937	4,618
Deferred income taxes	851	(4,231)
Loss (gain) on sale of property, plant and equipment	-	2
Reserve for unrecognized tax liabilities	(101)	17
Stock-based compensation	767	752
Changes in assets and liabilities:
Accounts receivable	5,649	1,658
Inventories	(565)	3,898
Prepaid expenses	298	(237)
Other assets	(2)	50
Lease liabilities	(4,007)	(4,465)
Accounts payable	(323)	55
Accrued liabilities	(1,611)	1,811
Net cash provided by operating activities	8,272	9,821
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(864)	(872)
Payment to acquire Baby Boom	-	(16,296)
Net cash used in investing activities	(864)	(17,168)
Financing activities:
Repayments under revolving line of credit	(78,337)	(82,081)
Borrowings under revolving line of credit	75,947	85,834
Payments on term loan	(1,999)	(1,333)
Proceeds from term loan, net of issuance costs	-	7,964
Shares withheld to pay taxes on stock compensation	(9)	(59)
Dividends paid	(3,331)	(3,286)
Net cash (used in) provided by financing activities	(7,729)	7,039
Net decrease in cash and cash equivalents	(321)	(308)
Cash and cash equivalents at beginning of period	521	829
Cash and cash equivalents at end of period	$200	$521

Supplemental cash flow information:
Income taxes paid	$635	$633
Interest paid	1,088	1,046

Noncash activities:
Property, plant and equipment purchased but unpaid	(11)	(67)
Dividends declared but unpaid	(935)	(876)

See notes to consolidated financial statements.

Crown Crafts, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Crown Crafts, Inc. (the “Company”) was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company operates indirectly through two wholly-owned subsidiaries, NoJo Baby & Kids, Inc. (“NoJo”) and Sassy Baby, Inc. (“Sassy”), in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding, diaper bags, bibs, plush, dolls, disposables, toys and feeding products. Most sales of the Company’s products are generally made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers. The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods.

The Company's fiscal year ends on the Sunday nearest to or on March 31. References herein to “fiscal year 2026” or “2026” represent the 52-week period ended March 29, 2026, and references herein to “fiscal year 2025” or “2025” represent the 52-week period ended March 30, 2025.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and have been prepared pursuant to accounting principles generally accepted in the U.S. (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”).

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the periods presented on the consolidated statements of operations and cash flows. Significant estimates are made in relation to allowances related to accounts receivable for expected credit losses and for customer deductions for returns, allowances and disputes; inventory reserves for discontinued finished goods; and a reserve for unrecognized tax liabilities in respect of the tax impact of state apportionment percentages. Actual results could differ materially from these estimates.

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

Segments and Related Information: The Company operates primarily in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, bibs, toys, plush, dolls, diaper bags, disposables and feeding products. Net sales of bedding, diaper bags and net sales of bibs, toys and disposable products for the fiscal years ended March 29, 2026 and March 30, 2025 are as follows (in thousands):

	2026	2025
Bedding and diaper bags	$35,004	$41,083
Bibs, toys and disposable products	47,262	46,167
Total net sales	$82,266	$87,250

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

Revenue from sales made directly to consumers is recorded when the shipped products have been received by customers and excludes sales taxes collected on behalf of governmental entities. Revenue from sales made to retailers is recorded when legal title has been passed to the customer based upon the terms of the customer’s purchase order, the Company’s sales invoice, or other associated relevant documents. Such terms usually stipulate that legal title will pass when the shipped products are no longer under the control of the Company, such as when the products are picked up at the Company’s facility by the customer or by a common carrier. Payment terms can vary from prepayment for sales made directly to consumers to payment due in arrears (generally, 60 days of being invoiced) for sales made to retailers.

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

Credit Concentration: The Company’s accounts receivable at March 29, 2026 amounted to $18.9 million, net of allowances of $1.5 million. Of this amount, $16.3 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 30, 2025 amounted to $24.5 million, net of allowances of $1.7 million. Of this amount, $21.9 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

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

Leases: The Company capitalizes most of its operating lease obligations as right-of-use assets and recognizes corresponding lease liabilities. The Company elects to use the practical expedient that permits the Company to exclude short-term agreements of less than 12 months from capitalization. The Company is a party to various operating leases for offices, warehousing facilities and certain office equipment. The leases expire on various dates, have varying options to renew and cancel, and may contain escalation provisions. The Company recognizes as expense non-variable lease payments ratably over the lease term. The key estimates for the Company’s leases include the discount rate used to discount the unpaid lease payment to present value and the lease term. The Company’s leases generally do not include a readily determinable implicit rate; therefore, management determined the incremental borrowing rate to discount the lease payment based on the information available at lease commencement. For purposes of such estimates, a lease term includes the noncancellable period under the applicable lease.

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

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations. For the purpose of presenting and measuring for the impairment of goodwill, the Company has two reporting units: one that produces and markets infant and toddler bedding and diaper bags and another that produces and markets infant and toddler bibs, toys and disposables. The Company fully impaired its goodwill during the year ended March 30, 2025.

Royalty Payments: The Company has entered into agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts. These royalty amounts are accrued based upon historical sales rates adjusted for current sales trends by customers. Royalty expense is included in cost of products sold in the accompanying consolidated statements of operations and amounted to $6.5 million and $6.7 million for the fiscal years ended March 29, 2026 and March 30, 2025, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal, state, local and foreign taxes and is based upon the Company’s effective tax rate, which is based on the Company’s pre-tax income, as adjusted for certain expenses within the consolidated statements of operations that will never be deductible on the Company’s tax returns and certain charges expected to be deducted on the Company’s tax returns that will never be deducted on the consolidated statements of operations, multiplied by the statutory tax rates for the various jurisdictions in which the Company operates and reduced by certain anticipated tax credits. The Company files income tax returns in the many jurisdictions in which it operates, including the U.S., several U.S. states and the People’s Republic of China. The statute of limitations varies by jurisdiction; taxable years open to examination as of March 29, 2026 were the fiscal years ended March 29, 2026, March 30, 2025, March 31, 2024, April 2, 2023, April 3, 2022, and March 28, 2021.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. The Company applies the provisions of accounting guidelines that require a minimum recognition threshold that a tax benefit must meet before being recognized in the financial statements. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. After considering all relevant information regarding the calculation of the state portion of its income tax provision, the Company believes that the technical merits of the tax position that the Company has taken with respect to state apportionment percentages would more likely than not be sustained. However, the Company also realizes that the ultimate resolution of such tax position could result in a tax charge that is more than the amount realized based upon the application of the tax position taken. Therefore, the Company’s measurement regarding the potential tax impact of revised state apportionment percentages resulted in the Company recording a discrete reserve for unrecognized tax liabilities during fiscal year 2025 of $22 thousand in the accompanying consolidated statements of operations. The Company did not record a discrete reserve during fiscal year 2026 because the measurement of the potential tax impact was not a material amount.

The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax liabilities as a charge to interest expense in the Company’s consolidated statements of operations. During the fiscal years ended March 29, 2026 and March 30, 2025, the Company accrued $28 thousand and $81 thousand, respectively, for interest expense and penalties on the portion of the unrecognized tax liabilities for which the relevant statute of limitations remained unexpired.

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

Advertising Costs: The Company’s advertising costs are primarily associated with cooperative advertising arrangements with certain of the Company’s customers and are recognized using the straight-line method based upon aggregate annual estimated amounts for these customers, with periodic adjustments to the actual amounts of authorized agreements. Advertising expense is included in marketing and administrative expenses in the consolidated statements of operations and amounted to $1.4 million and $914 thousand for the fiscal years ended March 29, 2026 and March 30, 2025, respectively.

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

Earnings (Loss) Per Share: The Company calculates basic earnings (loss) per share by using a weighted average of the number of shares outstanding during the reporting periods. Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase shares at market value. The net number of shares issued after the exercise proceeds are exhausted represents the potentially dilutive effect of the exercisable options, which are added to basic shares to arrive at diluted shares. Due to the net loss incurred by the Company for the period ended March 29, 2025, diluted shares used in the calculation of the diluted loss per share represented basic shares because the inclusion of the potentially dilutive effect of the exercisable stock options would have resulted in anti-dilution.

Recently-Issued Accounting Standards: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, the objective of which is to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires disaggregated information about the Company’s effective income tax rate reconciliation as well as on income taxes paid. The ASU was required to be adopted for fiscal years beginning after December 15, 2024 and early adoption was permitted. The Company adopted ASU No. 2023-09 effective for the fiscal year ended March 29, 2026 and the income tax disclosures in Note 12 reflect that adoption.

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

The Company has determined that all other ASUs issued which had become effective as of March 29, 2026, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Segment Reporting

The Company’s operations are managed and reported to its Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), on a consolidated basis. The Company operates in one principal segment, infant, toddler and juvenile products. These products consist of infant and toddler bedding, diaper bags, bibs, plush, dolls, disposables, toys and feeding products. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations, which requires the CODM to manage and evaluate the results of the Company in a consolidated manner to drive efficiencies and develop uniform strategies. Segment asset information is not used by the CODM to allocate resources.

As a single reportable segment entity, the Company’s segment performance measure is net income. The following table presents information about the Company’s reportable segment (in thousands):

	2026	2025
Net sales	$82,266	$87,250
Less:
Cost of products sold	62,188	65,985
Marketing and administrative expenses	18,979	18,690
Goodwill impairment charge	-	13,766
Interest expense, net and other	(1,539)	1,222
Income tax expense (benefit)	795	(3,057)
Segment net income (loss)	$1,843	$(9,356)

Included in the profit or loss measure above are the following for the fiscal year ended March 29, 2026, depreciation and amortization expenses were $752 thousand and $774 thousand, respectively, while for the fiscal year ended March 30, 2025, depreciation expense was $704 thousand and amortization expense, including $13.8 million of goodwill impairment, totaled $14.5 million.

Note 4 – Major Customers and Concentrations

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

For the year ended March 29, 2026, purchases from the Company’s two largest suppliers accounted for approximately 16% and 10% of purchases. To mitigate the risks associated with supplier concentration, the Company engages in ongoing efforts to identify alternative sources of supply, assess supplier reliability and performance, and negotiate favorable contractual terms where feasible. However, there is no assurance that the Company will be successful in reducing its dependence on any single supplier or mitigating the impact of supplier-related risks in the future.

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

The U.S. government has tariffs on imports from certain countries, including China. During 2025, the U.S. government increased tariffs which increased the cost of the products the Company sources from China and affected shipments from the Company’s Chinese-based suppliers. Certain of these tariffs, the IEEPA tariffs, were recently deemed illegal by the U.S. Supreme Court ruling issued on February 20, 2026. The Company incurred approximately $5.3 million and $267 thousand of IEEPA tariffs during fiscal year 2026 and 2025, respectively. In April 2026, the U.S. Customs and Border Protection launched the Consolidated Administration and Processing of Entries (“CAPE”), a platform for importers of record to submit IEEPA tariff refund requests. The Company has evaluated its eligibility to submit IEEPA tariff refund requests, is complying with all applicable refund procedures and has submitted its eligible entries. The Company continues to evaluate the impact of the tariffs, and their potential refunds, on imports from China and on the Company’s business and financial condition. Accordingly, the Company has not recorded a receivable as of March 29, 2026. The Company will continue to monitor developments and will recognize any recovery when realization becomes probable. As of June 17, 2026, the Company has received $0.2 million in IEEPA refunds.

The ultimate availability, timing and amount of any potential refunds of such tariffs are highly uncertain and are subject to further legal, regulatory and administrative developments. We continue to monitor these developments and the evolving tariff environment.

Licensed Products: Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and may or may not be subject to renewal or extension. Sales of licensed products represented 52% and 50% of the Company’s gross sales in fiscal years 2026 and 2025, respectively, which included 23% and 21% of gross sales in fiscal years 2026 and 2025, respectively, under the Company’s license agreements with affiliated companies of The Walt Disney Company (“Disney”). The Company’s license agreement with Disney expires December 31, 2027 and covers infant and toddler bedding, diaper bags, infant feeding and bath in the United States and Canada, and bibs and disposable products in the United States, Canada and Japan.

Customers: The Company’s customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented more than 10% of the Company’s gross sales during the fiscal years ended March 29, 2026 and March 30, 2025.

	2026	2025
Walmart Inc.	40%	47%
Amazon.com, Inc.	17%	19%

Note 5 – Inventories

As of March 29, 2026 and March 30, 2025, the Company’s balances of inventory were $28.4 million and $27.8 million, respectively, nearly all of which were finished goods.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the consolidated statements of operations, were $335 thousand and $386 thousand during the fiscal years ended March 29, 2026 and March 30, 2025, respectively.

Credit Facility: The Company’s credit facility includes a revolving line of credit and a term loan of $8.0 million under a financing agreement with CIT. The Company may borrow up to $40.0 million under the revolving line of credit, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. The financing agreement for the revolving line of credit matures on July 19, 2029. At March 29, 2026, the Company had elected to pay interest on balances owed under the revolving line of credit, if any, under the SOFR option, which was 5.3%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

At March 29, 2026 and March 30, 2025, the balances on the revolving line of credit were $9.5 million and $11.9 million, respectively, there was no letter of credit outstanding and $12.5 million and $13.8 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries.

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

On February 10, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) waive, with respect to the fiscal year ending March 30, 2025, and through the fiscal year ending March 29, 2026, the Company’s obligation to comply with the fixed charge coverage ratio; and (ii) increase the Excess Availability required to be maintained by the Company with respect to its revolving line of credit under the financing agreement from $7,000,000 to $7,500,000, until further notice to the Company by CIT. After such notice, the Excess Availability required to be maintained by the Company shall be 50% of the outstanding balance of the Company’s term loan under the financing agreement.

On June 23, 2025, the Company and CIT further amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1.0 million or (b) $4.0 million (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of March 29, 2026, the Company was in compliance with the Excess Availability requirements.

The balance on the $8.0 million term loan as of March 29, 2026 was $4.7 million, including $2.0 million classified as current. The term loan was issued July 19, 2024, is payable by the Company in 48 equal monthly installments and bears interest at SOFR plus 2.25% (5.9% at March 29, 2026).

Credit Concentration: The Company’s accounts receivable at March 29, 2026 amounted to $18.9 million, net of allowances of $1.5 million. Of this amount, $16.3 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 30, 2025 amounted to $24.5 million, net of allowances of $1.7 million. Of this amount, $21.9 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

Fair Value: The Company evaluates the fair value of its debt using the three level fair value hierarchy. Fair value should be based on the assumptions market participants would use when pricing the liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs in the fair value hierarchy are as follows:

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

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, which is considered Level 1, accounts receivable, accounts payable, accrued expenses and other liabilities, which are all considered Level 2, approximate fair value due to the immediate or short-term nature of these financial instruments.

The following table presents fair value of the debt as of March 29, 2026:

		Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Term loan	$4,699	$-	$4,699	$-
Revolving line of credit	9,596	-	9,596	-
Total debt	$14,295	$-	$14,295	$-

The Company uses a valuation model to determine the fair value of its revolving line of credit and the term loan with CIT. The Company uses a discounted cash flow model to project the future principal and interest payments over the remaining life of the loans. The significant inputs used in the model are observable market data including SOFR Forward Curves.

The aggregate maturities of long-term debt for each of the five years subsequent to March 29, 2026 are: $2 million in 2027, $2.2 million in 2028, $500 thousand in 2029, $9.5 million in 2030 and $0 in 2031.

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

Based on the goodwill impairment analysis performed, the Company determined that the estimated fair values of its reporting units were lower than their carrying value, indicating that the goodwill within these reporting units had been impaired. Consequently, the Company recorded a non-cash goodwill impairment charge of $13.8 million during the year ended March 30, 2025. The following table presents the carrying amounts of goodwill (in thousands):

	Fiscal Year Ended
	March 31, 2024	March 30, 2025	March 29, 2026
Gross goodwill	$30,838	$36,678	$36,678
Accumulated impairment losses	(22,912)	(28,752)	(36,678)
Additions	-	5,840	-
Impairment charge	-	(13,766)	-
Net goodwill	$7,926	$-	$-

Other Intangible Assets: Other intangible assets as of March 29, 2026 and March 30, 2025 consisted primarily of the fair value of identifiable assets acquired in business combinations other than tangible assets and goodwill. The gross amount and accumulated amortization of the Company’s other intangible assets as of March 29, 2026 and March 30, 2025, the amortization expense for the fiscal years ended March 29, 2026 and March 30, 2026, the entirety of which has been included in marketing and administrative expenses in the accompanying consolidated statements of operations, are as follows (in thousands):

	Gross Amount		Accumulated Amortization		Net Amount
	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,
	2026	2025	2026	2025	2026	2025
Tradename and trademarks	$3,217	$3,217	$2,405	$2,316	$812	$901
Non-compete covenants	98	98	98	98	-	-
Patents	1,601	1,601	1,212	1,160	389	441
Customer relationships	8,174	8,174	7,292	7,007	882	1,166
Licensing relationships	4,800	4,800	608	259	4,192	4,541
Total other intangible assets	$17,890	$17,890	$11,615	$10,840	$6,275	$7,050

Amortization expense, which is included in marketing and administrative expenses in the accompanying consolidated statements of operations, amounted to $775 thousand and $772 thousand for the years ended March 29, 2026 and March 30, 2025, respectively. The Company estimates that its amortization expense will be $747 thousand, $701 thousand, $563 thousand, $563 thousand and $563 thousand in fiscal years 2027, 2028, 2029, 2030 and 2031, respectively.

Note 8 – Acquisition

On July 19, 2024 (the “Closing Date”), NoJo acquired substantially all of the assets, and assumed certain specified liabilities, of Baby Boom Consumer Products, Inc. (“Baby Boom”)(the “Acquisition”), for a purchase price of $18.0 million in cash, subject to a working capital adjustment. The Acquisition was funded by the Company using the proceeds of an $8.0 million term loan from CIT and additional borrowings under the Company’s revolving line of credit with CIT.

The Acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations. The identifiable assets acquired were recorded at their estimated fair value, which has been determined based on available information and the use of multiple valuation approaches. The estimated useful lives of the identifiable intangible assets acquired were determined based upon the remaining time that these assets are expected to directly or indirectly contribute to the future cash flow of the Company. On December 23, 2025, the Company received $2.5 million in proceeds from certain claims filed by the Company under a representations and warranties insurance policy purchased in connection with the Acquisition (the “Insurance Proceeds”). The Insurance Proceeds are recorded within other income in the accompanying consolidated statements of operations for the year ended March 29, 2026. The Company considers the measurement period to have ended as of June 25, 2025 and further considers all measurement period adjustments to be final.

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

The assets acquired in the Acquisition generated net sales of $11.9 million of bedding and diaper bag products for the period from the Closing Date to March 30, 2025. The Company is unable to reasonably estimate Baby Boom earnings from the Closing Date to March 30, 2025 after making every reasonable effort to do so. Amortization expense associated with the acquired amortizable intangible assets was $352 thousand and $234 thousand during the fiscal years ended March 29, 2026 and March 30, 2025, respectively, which is included in marketing and administrative expenses in the accompanying consolidated statements of operations. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which are 15 years for the tradename, 14 years for the licensing relationships and 14 years on a weighted-average basis for the grouping taken together.

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

Note 9 – Leases

During the fiscal years ended March 29, 2026 and March 30, 2025, the Company capitalized operating lease obligations as right of use assets and recognized corresponding lease liabilities in the amount of $641 thousand and $999 thousand. The Company made cash payments related to its recognized operating leases of $4.7 million and $4.5 million during the fiscal years ended March 29, 2026 and March 30, 2025, respectively. Such payments reduced the operating lease liabilities and were included in the cash flows provided by operating activities in the accompanying consolidated statements of cash flows. The Company recognized noncash reductions to its operating right of use assets resulting from reductions to its lease liabilities in the amount of $876 thousand during the fiscal year ended March 30, 2025. As of March 29, 2026 and March 30, 2025, the Company’s operating leases had weighted-average discount rates of 6.1% and 6.0%, respectively, and weighted-average remaining lease terms of 2.4 years and 3.2 years, respectively.

During the fiscal years ended March 29, 2026 and March 30, 2025, the Company classified its operating lease costs within the accompanying consolidated statements of operations as follows (in thousands):

	Fiscal Years Ended
	2026	2025
Cost of products sold	$4,225	$4,202
Marketing and administrative expenses	417	386
Total operating lease costs	$4,642	$4,588

The maturities of the Company’s operating lease liabilities as of March 29, 2026 by fiscal year are as follows (in thousands):

2027	$4,667
2028	4,521
2029	884
2030	192
2031	148
2032	48
2033	-
Total undiscounted operating lease payments	10,460
Less imputed interest	734
Operating lease liabilities - net	$9,727

Note 10 – Stock-based Compensation

The Company has two incentive stock plans, the 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) and the 2021 Incentive Plan (the “2021 Plan”). As a result of the approval of the 2021 Plan by the Company’s stockholders at the Company’s 2021 annual meeting of stockholders, grants may no longer be issued under the 2014 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the 2021 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The 2021 Plan is administered by the Compensation Committee of the Board, which selects eligible employees, non-employee directors and other individuals to participate in the 2021 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of stock options) and other terms of individual awards. At March 29, 2026, 125,504 shares of the Company’s common stock were available for future issuance under the 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. During fiscal years 2026 and 2025, the Company recorded $766 thousand and $752 thousand of stock-based compensation, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. All stock awards are expensed over the vesting period and are adjusted for forfeitures as occurred.

Stock Options: The following table represents stock option activity for fiscal years 2026 and 2025:

	2026		2025
	Weighted-		Weighted-
	Average	Number of	Average	Number of
	Exercise	Options	Exercise	Options
	Price	Outstanding	Price	Outstanding
Outstanding at Beginning of Period	$6.84	763,000	$6.93	895,500
Granted	$-	-	$5.03	30,000
Expired	$8.38	(55,000)	$7.90	(52,500)
Forfeited	$6.50	(174,000)	$6.59	(110,000)
Outstanding at End of Period	$6.81	534,000	$6.84	763,000
Exercisable at End of Period	$6.85	524,000	$7.11	658,000

At March 29, 2026, there was no intrinsic value of both the outstanding and exercisable stock options. There were no stock options exercised during the fiscal years ended March 29, 2026, and March 30, 2025. As of March 30, 2025, there was no intrinsic value of both the outstanding and exercisable options.

To determine the estimated fair value of stock options granted, the Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to estimate fair value. The following table sets forth the assumptions used to determine the fair value of the non-qualified stock options awarded to certain employees during fiscal year 2025, which options vest over a two-year period, assuming continued service.

	Fiscal Year Ended
	March 30, 2025
Number of options issued	10,000	20,000
Grant date	July 15, 2024	June 10, 2024
Dividend yield	6.67%	6.21%
Expected volatility	20.00%	20.00%
Risk free interest rate	4.23%	4.62%
Contractual term (years)	10.00	10.00
Expected term (years)	3.00	3.00
Forfeiture rate	5.00%	5.00%
Exercise price (grant-date closing price) per option	$4.80	$5.15
Fair value per option	$0.26	$0.30

For the fiscal year ended March 29, 2026, the Company recognized $15 thousand as compensation expense associated with stock options with $8 thousand in cost of products sold and $7 thousand in marketing & administrative expenses. For the fiscal year ended March 30, 2025, the Company recognized $39 thousand as compensation expense associated with stock options with $21 thousand in cost of products sold and $18 thousand in marketing & administrative expenses.

A summary of stock options outstanding and exercisable as of March 29, 2026 is as follows:

					Weighted-		Weighted-
				Weighted-	Avg. Exercise		Avg. Exercise
			Number	Avg. Remaining	Price of	Number	Price of
Exercise			of Options	Contractual	Options	of Options	Options
Price			Outstanding	Life in Years	Outstanding	Exercisable	Exercisable
$4.00	-	4.99	75,000	4.94	$4.77	70,000	$4.76
$5.00	-	5.99	120,000	7.08	$5.31	115,000	$5.31
$6.00	-	6.99	70,000	6.19	$6.54	70,000	$6.54
$7.00	-	7.99	209,000	3.95	$7.71	209,000	$7.71
$8.00	-	8.99	0	0.00	$0.00	0	$0.00
$9.00	-	9.99	60,000	0.19	$9.60	60,000	$9.60
			534,000	4.66	$6.81	524,000	$6.85

As of March 29, 2026, total unrecognized stock-option compensation costs amounted to $3 thousand, which will be recognized as the underlying stock options vest over a weighted-average period of 3.0 months. The amount of future stock-option compensation expense could be affected by any future stock option grants and by the separation from the Company of any employee or director who has stock options that are unvested as of such individual’s separation date.

Time-Based Restricted Shares: The Company issues time-based restricted shares to the Board of Directors and certain officers and executives under our stock-based compensation plan. The time-based restricted shares automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based restricted shares typically vest over a one-to-three-year vesting period on the anniversary of the grant date. The grant date fair value is equal to the quoted market price for the shares on the date of the grant. The total fair value of time-based restricted shares vested during the twelve months ended March 29, 2026 and March 30, 2026 was $410 thousand and $573 thousand, respectively. The following table summarizes the Company’s non-vested share activity for the years ended March 30, 2025 and March 29, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2024	196,412	$5.19
Granted	270,176	$4.12
Vested	(126,412)	$4.53
Forfeited	-	$-
Non-vested shares at March 30, 2025	340,176	$4.59
Granted	217,276	$2.86
Vested	(91,747)	$4.47
Forfeited	(21,429)	$3.19
Non-vested shares at March 29, 2026	444,276	$3.84

Performance Award Shares: On  March 1, 2022, performance awards were granted to certain of the Company’s executive officers, consisting of 187,500 shares, of which: (a) 75,000 shares shall be earned if the closing price per share of the Company’s common stock equals or exceeds $8.00 on ten trading days within any period of twenty consecutive trading days prior to  March 1, 2027; and (b) 112,500 shares shall be earned if the closing price per share of the Company’s common stock equals or exceeds $9.00 on ten trading days within any period of twenty consecutive trading days prior to  March 1, 2027.  Upon the achievement of each applicable stock hurdle described above: (i) one-third of the shares that are earned shall vest on the later of the date on which the shares are earned and  March 1, 2023; (ii) one-third of the shares that are earned shall vest on the first anniversary of the date on which the shares are earned; and (iii) one-third shall vest on the second anniversary of the date on which the shares are earned. All shares that are non-earned or non-vested will be forfeited upon the termination of service. The Company, with the assistance of an independent third party, determined that the grant date fair value of the awards amounted to $732 thousand. On October 27, 2025, 62,500 of these performance award shares were forfeited.

For the fiscal years ended March 29, 2026 and March 30, 2025, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses, of $751 thousand and $713 thousand, respectively.

As of March 29, 2026, total unrecognized compensation expense related to the Company’s non-vested stock grants was $857 thousand, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 17.5 months.

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

Note 11 – Shareholders’ Equity

Dividends: The holders of shares of the Company’s common stock are entitled to receive dividends when and as declared by the Board. Cash dividends of $0.32 per share were declared during each of the fiscal years ended March 29, 2026 and March 30, 2025, amounting to $3.4 million and $3.3 million, respectively. The Company’s financing agreement with CIT permits the payment by the Company of cash dividends on its common stock without limitation, provided there is no default before or as a result of the payment of such dividends.

Stock Repurchases: The Company acquired treasury shares by way of the surrender to the Company shares of common stock from several employees to satisfy the income tax withholding obligations relating to the vesting of non-vested stock. In this manner, the Company acquired 3,000 treasury shares during the fiscal year ended March 29, 2026 at a market value of $2.89 per share, and acquired 13,000 treasury shares during the fiscal year ended March 30, 2025 at a weighted-average market value of $4.44 per share.

Note 12 – Income Taxes

As disclosed in Note 2, the Company adopted ASU No. 2023-09 effective for the fiscal year ended March 29, 2026. The ASU requires disaggregation of information contained in the disclosures related to the reconciliation of the U.S. federal statutory corporate income tax rate to the Company’s effective tax rate, which is summarized below for the fiscal year ended March 29, 2026 (amounts in thousands):

	Fiscal year ended March 29, 2026
	Amount	Tax Rate
U.S. statutory rate applied to income before income taxes	$554	21.0%
Differences arising from:
State income taxes, net of federal income tax benefit (1)	161	6.1%
Foreign tax effects - Peoples Republic of China	24	0.9%
Tax credits - foreign tax credits	(24)	(0.9% )
Changes in unrecognized tax liabilities	(88)	(3.4% )
Nontaxable or nondeductible items (2)	157	6.0%
Other - net	11	0.4%
Income tax expense / effective tax rate	$795	30.1%

(1)	For the fiscal year ended March 29, 2026, the majority of the Company's state income taxes were incurred in California, Georgia, Michigan, Minnesota and Texas.
(2)	Primarily the effect of tax shortfalls arising from the expiration and forfeiture of stock options and performance share awards, as well as the vesting of non-vested stock during the year.

In accordance with the guidance in effect prior to the adoption of ASU No. 2023-09, the Company’s previously disclosed reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the fiscal year ended March 30, 2025 is summarized below (amounts in thousands):

	Amount	Tax Rate
U.S. statutory rate applied to loss before income taxes	$(2,607)	21.0%
State income taxes, net of federal income tax	(527)	4.2%
Tax credits	(14)	0.1%
Discrete items	64	(0.5% )
Other - net, including foreign	27	(0.2% )
Income tax benefit / effective tax rate	$(3,057)	24.6%

All income of the Company is earned domestically. The Company is required to pay foreign taxes to the Peoples Republic of China based strictly on the expenses incurred at the Company’s foreign representative offices in that country. The Company recognizes these foreign taxes paid as a component of the Company’s income tax provision.

The Company’s income tax provision for the fiscal years ended March 29, 2026 and March 30, 2025 is summarized below (in thousands):

	Fiscal year ended March 29, 2026
	Current	Deferred	Total
Income tax expense (benefit) on current year income:
Federal	$(201)	$683	$482
State	36		204
Foreign	24	-	24
Total income tax expense (benefit) on current year income	(141)	851	710
Income tax expense (benefit) - discrete items:
Reserve for unrecognized tax benefits	(88)	-	(88)
Adjustment to prior year provision	13	-	13
Tax shortfall related to stock-based compensation	160	-	160
Income tax expense - discrete items	85	-	85
Total income tax expense (benefit)	$(56)	$851	$795

	Fiscal year ended March 30, 2025
	Current	Deferred	Total
Income tax expense (benefit) on current year loss:
Federal	$950	$(3,419)	$(2,469)
State	145	(812)	(667)
Foreign	15	-	15
Total income tax expense (benefit) on current year loss	1,110	(4,231)	(3,121)
Income tax expense - discrete items:
Reserve for unrecognized tax benefits	6	-	6
Adjustment to prior year provision	24	-	24
Tax shortfall related to stock-based compensation	34	-	34
Income tax expense - discrete items	64	-	64
Total income tax expense (benefit)	$1,174	$(4,231)	$(3,057)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 29, 2026 and March 30, 2025 are as follows (in thousands):

	March 29, 2026	March 30, 2025
Deferred income tax assets:
Employee wage and benefit accruals	$293	$260
Accounts receivable and inventory reserves	594	673
Operating lease liabilities	2,408	3,241
Intangible assets	2,487	3,490
Net operating loss carryforwards	728	704
Accrued interest and penalty on unrecognized tax liabilities	24	20
Stock-based compensation	442	517
Total gross deferred income tax assets	6,976	8,905
Less valuation allowance	(704)	(704)
Deferred income tax assets after valuation allowance	6,272	8,201

Deferred income tax liabilities:
Prepaid expenses	(317)	(488)
Operating lease right of use assets	(2,217)	(3,033)
Property, plant and equipment	(81)	(172)
Total deferred income tax liabilities	(2,615)	(3,693)
Net deferred income tax assets	$3,657	$4,508

In assessing the probability that the Company’s deferred tax assets will be realized, management of the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the future periods in which the temporary differences giving rise to the deferred tax assets will become deductible. The Company has also considered the scheduled inclusion into taxable income in future periods of the temporary differences giving rise to the Company’s deferred tax liabilities. The valuation allowance as of March 29, 2026 and March 30, 2025 was related to state net operating loss carryforwards that the Company does not expect to be realized. Based upon the Company’s expectations of the generation of sufficient taxable income during future periods, the Company believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance and the deferred tax liabilities.

As disclosed in Note 2, the Company adopted ASU No. 2023-09 effective for the fiscal year ended March 29, 2026. The ASU requires a disaggregation of income tax payments, which is summarized below for the fiscal year ended March 29, 2026 (in thousands):

Federal - United States of America	$500
State
California	100
Texas	12
Michigan	2
North Carolina	1
Total state income taxes paid	115
Foreign - Peoples Republic of China	20
Total income taxes paid	$635

The following table sets forth the reconciliation of the beginning and ending amounts of unrecognized tax liabilities during the fiscal years ended March 29, 2026 and March 30, 2025 (in thousands):

	2026	2025
Balance at beginning of period	$411	$394
Additions related to current year positions	-	22
Additions related to prior year positions	28	81
Reductions due to lapses of the statute of limitations	(129)	(86)
Balance at end of period	$310	$411

During fiscal years 2026 and 2025, the Company recorded discrete income tax charges of $160 thousand and $34 thousand, respectively, to reflect the effect of tax shortfalls arising from the expiration and forfeiture of stock options and performance share awards, as well as the vesting of non-vested stock during the periods.  Income tax overpayments at March 29, 2026 and March 30, 2025 were $504 thousand and $76 thousand, respectively, and were recorded in other accounts receivable in the consolidated balance sheets.

Note 13 – Retirement Plan

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

For calendar years 2026, 2025, and 2024, the Board established the employer matching contributions at 100% of the first 2% of employee contributions and 50% of the next 3% of employee contributions to the 401(k) Plan. If an employee separates from the Company prior to the full vesting of the funds in their account, then the unvested portion of the matching employer amount in their account is forfeited when the employee receives a distribution from their account. The Company utilizes such forfeitures as an offset to the aggregate matching contributions. The Company’s matching contributions to the 401(k) Plan, net of the utilization of forfeitures, were $392 thousand and $359 thousand for the fiscal years ended March 29, 2026 and March 30, 2025, respectively.

Note 14 – Commitments and Contingencies

Royalty expense amounted to $6.5 million and $6.7 million during fiscal years 2026 and 2025, respectively. The Company’s commitment for the next five fiscal years for minimum guaranteed royalty payments under its license agreements as of March 29, 2026 is $9.2 million, consisting of $5.0 million, $3.6 million, $425 thousand, $59 thousand and $59 thousand due in fiscal years 2027, 2028, 2029, 2030 and 2031, respectively.

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

CROWN CRAFTS, INC.

Date: June 24, 2026	By:	/s/ Olivia W. Elliott
Olivia W. Elliott
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Olivia W. Elliott	President, Chief Executive Officer and Director	June 24, 2026
Olivia W. Elliott	(Principal Executive Officer)

/s/ Claire K. Spencer	Vice President and Chief Financial Officer (Principal Financial Officer and	June 24, 2026
Claire K. Spencer	Principal Accounting Officer)

/s/ Zenon S. Nie	Chairman of the Board of Directors	June 24, 2026
Zenon S. Nie

/s/ Michael Benstock	Director	June 24, 2026
Michael Benstock

/s/ Donald Ratajczak	Director	June 24, 2026
Donald Ratajczak

/s/ Patricia Stensrud	Director	June 24, 2026
Patricia Stensrud