Form 10-Q
period 2026-06-28
CROWN CRAFTS INC
filed 2026-08-12
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File No. 1-7604

Crown Crafts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-0678148
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8184 Highway 44, Suite 111, Gonzales, LA	70737
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of August 5, 2026 was 10,760,287.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2026 AND MARCH 29, 2026

(amounts in thousands, except share and per share amounts)

	June 28, 2026	March 29, 2026

ASSETS
Current assets:
Cash and cash equivalents	$194	$200
Accounts receivable - net of allowances of $1,563 and $1,521, respectively
Due from factor	11,557	16,280
Other	2,152	2,579
Inventories	26,792	28,365
Other current assets	4,512	-
Prepaid expenses	2,300	2,176
Total current assets	47,507	49,600

Operating lease right of use assets	9,054	8,956
Property, plant and equipment - net of accumulated depreciation of $5,490 and $5,775, respectively	2,008	2,011
Intangible assets - net of accumulated amortization of $11,114 and $11,615, respectively	6,088	6,275
Deferred income taxes	3,737	3,657
Other assets	147	154
Total Assets	$68,541	$70,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,177	$4,913
Accrued royalties	347	532
Dividends payable	987	952
Operating lease liabilities, current	4,250	4,198
Accrued liabilities	2,093	1,283
Current maturities of long-term debt	1,991	1,991
Total current liabilities	14,845	13,869

Non-current liabilities:
Long-term debt	7,599	12,132
Operating lease liabilities, noncurrent	5,548	5,529
Reserve for unrecognized tax liabilities	334	310
Total non-current liabilities	13,481	17,971

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at June 28, 2026 and March 29, 2026; Issued 13,674,249 shares at June 28, 2026 and March 29, 2026	137	137
Additional paid-in capital	59,605	59,402
Treasury stock - at cost - 2,913,962 shares at June 28, 2026 and March 29, 2026	(15,889)	(15,889)
Accumulated deficit	(3,638)	(4,837)
Total shareholders' equity	40,215	38,813
Total Liabilities and Shareholders' Equity	$68,541	$70,653

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE-MONTH PERIODS ENDED JUNE 28, 2026 AND JUNE 29, 2025

(amounts in thousands, except per share amounts)

	June 28, 2026	June 29, 2025

Net sales	$16,766	$15,478
Cost of products sold	8,735	11,960
Gross profit	8,031	3,518
Marketing and administrative expenses	5,232	4,717
Income (loss) from operations	2,799	(1,199)
Other income (expense):
Interest expense - net of interest income	(190)	(283)
Other income - net	165	99
Income (loss) before income tax expense	2,774	(1,383)
Income tax expense (benefit)	714	(279)
Net income (loss)	$2,060	$(1,104)

Weighted average shares outstanding:
Basic	10,760	10,570
Effect of dilutive securities	-	-
Diluted	10,760	10,570

Earnings (loss) per share - basic and diluted	$0.19	$(0.10)

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

THREE-MONTH PERIODS ENDED JUNE 28, 2026 AND JUNE 29, 2025

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(Dollar amounts in thousands)

Balances - March 30, 2025	13,478,402	$135	(2,910,859)	$(15,880)	$58,637	$(3,273)	$39,619

Issuance of shares, net of forfeitures	15,000	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	200	-	200
Net loss	-	-	-	-	-	(1,104)	(1,104)
Dividends declared on common stock - $0.32 per share, net of forfeitures	-	-	-	-	-	(846)	(846)

Balances - June 29, 2025	13,493,402	$135	(2,910,859)	$(15,880)	$58,837	$(5,223)	$37,869

Balances - March 29, 2026	13,674,249	$137	(2,913,962)	$(15,889)	$59,402	$(4,837)	$38,813

Stock-based compensation	-	-	-	-	203	-	203
Net income	-	-	-	-	-	2,060	2,060
Dividends declared on common stock - $0.32 per share, net of forfeitures	-	-	-	-	-	(861)	(861)

Balances - June 28, 2026	13,674,249	$137	(2,913,962)	$(15,889)	$59,605	$(3,638)	$40,215

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE-MONTH PERIODS ENDED JUNE 28, 2026 AND JUNE 29, 2025

(amounts in thousands)

	Three-Month Periods Ended
	June 28, 2026	June 29, 2025
Operating activities:
Net income (loss)	$2,060	$(1,104)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	185	198
Amortization of intangibles	187	214
Amortization of debt issuance costs	2	3
Reduction in the carrying amount of right of use assets	991	1,164
Deferred income taxes	(80)	(213)
Reserve for unrecognized tax liabilities	24	8
Stock-based compensation	203	200
Changes in assets and liabilities:
Accounts receivable	5,150	7,304
Inventories	1,573	(3,772)
Other current assets	(4,512)	-
Prepaid expenses	(124)	235
Other assets	7	2
Lease liabilities	(1,018)	(1,167)
Accounts payable	237	3,119
Accrued liabilities	625	(943)
Net cash provided by operating activities	5,510	5,248
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(156)	(86)
Net cash used in investing activities	(156)	(86)
Financing activities:
Repayments under revolving line of credit	(18,817)	(21,000)
Borrowings under revolving line of credit	14,782	16,875
Payments on term loan	(500)	(500)
Dividends paid	(825)	(831)
Net cash used in financing activities	(5,360)	(5,456)
Net decrease in cash and cash equivalents	(6)	(294)
Cash and cash equivalents at beginning of period	200	521
Cash and cash equivalents at end of period	$194	$227

Supplemental cash flow information:
Income taxes paid	$4	$11
Interest paid	205	306

Noncash activities:
Property, plant and equipment purchased but unpaid	(27)	(49)
Dividends declared but unpaid	(861)	(890)

See notes to consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JUNE 28, 2026 AND JUNE 29, 2024

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of June 28, 2026 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three-month period ended June 28, 2026 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 28, 2027. For further information, refer to the Company’s consolidated financial statements and notes thereto for the fiscal year ended March 29, 2026, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

Fiscal Year: The Company’s fiscal year ends on the Sunday that is nearest to or on March 31. References herein to “fiscal year 2027” or “2027” represent the 52-week period ending March 28, 2027 and references herein to “fiscal year 2026” or “2026” represent the 52-week period ended March 29, 2026.

Recently-Issued Accounting Standards:

In  November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses ("ASU No. 2024-03"), the objective of which is to enhance the transparency and usefulness of financial statements by requiring public entities to provide more detailed disclosures about their expenses. The amendments in ASU No. 2024-03 are required to be adopted for annual reporting periods beginning after  December 15, 2026, and for interim periods within annual reporting periods beginning after  December 15, 2027, and early adoption is permitted. The Company is evaluating the guidance of ASU No. 2024-03 against its existing disclosures related to income statement expenses.

The Company has determined that all other ASUs issued which had become effective as of June 28, 2026, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

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

As a single reportable segment entity, the Company’s segment performance measure is net income. The following table presents information about the Company’s reportable segment (in thousands):

	Three-Month Periods Ended
	June 28, 2026	June 29, 2025
Net sales	$16,766	$15,478
Less:
Cost of products sold	8,735	11,960
Marketing and administrative expenses	5,232	4,717
Interest expense, net and other	25	184
Income tax expense	714	(279)
Segment net income	$2,060	$(1,104)

Included in the profit or loss measure above are the following: depreciation expense and amortization expense were $185 thousand and $187 thousand, respectively, for the three-month period ended June 28, 2026 while for the three-month period ended June 29, 2025, depreciation and amortization expenses were $198 thousand and $214 thousand, respectively.

Note 3 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of the sales of products covered by the license agreements, subject to certain minimum guaranteed amounts. Royalty expense is calculated based upon sales at contractual rates under the licensing agreements and any applicable minimum guaranteed amounts. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of operations and amounted to $1.3 million and $1.0 million for the three-month period ended June 28, 2026 and June 29, 2025, respectively.

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

The Company maintains foreign a representative office located in Shanghai, China, which is responsible for the coordination of production, purchases and shipments, seeking out new vendors and overseeing inspections for social compliance and quality. The Company’s management and quality assurance personnel visit the third-party facilities regularly to monitor and audit product quality and to ensure compliance with labor requirements and social and environmental standards. In addition, the Company closely monitors the currency exchange rate. The impact of future fluctuations in the exchange rate or changes in safeguards cannot be predicted with certainty.

For the three-month period ended June 28, 2026, purchases from the Company’s three largest suppliers accounted for approximately 17%, 11% and 10% of purchases as compared to 15%, 13% and 11% for the three-month period ended June 29, 2025. To mitigate the risks associated with supplier concentration, the Company engages in ongoing efforts to identify alternative sources of supply, assess supplier reliability and performance, and negotiate favorable contractual terms where feasible. However, there is no assurance that the Company will be successful in reducing its dependence on any single supplier or mitigating the impact of supplier-related risks in the future.

The U.S. government has tariffs on imports from certain countries, including China. During 2025, the U.S. government increased tariffs which increased the cost of the products the Company sources from China and affected shipments from the Company’s Chinese-based suppliers. Some of these tariffs, the International Emergency Economic Powers Act ("IEEPA") tariffs, were recently deemed illegal by the U.S. Supreme Court ruling issued on February 20, 2026. The Company incurred approximately $5.3 million and $267 thousand of IEEPA tariffs during fiscal year 2026 and 2025, respectively. In April 2026, the U.S. Customs and Border Protection launched the Consolidated Administration and Processing of Entities ("CAPE"), a platform for importers of record to submit IEEPA tariff refund requests. The Company has evaluated its eligibility to submit IEEPA tariff refund requests, is complying with all applicable refund procedures and has submitted its eligible entries. As of June 28, 2026, $4.7 million of the refunds submitted were accepted by the CAPE system. These accepted claims for the recovery of IEEPA tariffs were deemed probable under the loss recovery model as of June 28, 2026. Of this amount, $0.2 million was received during the quarter and the remaining $4.5 million has been recorded as a receivable included within other current assets on the Condensed Consolidated Balance Sheets. The Company recognized a reduction in cost of sales of $3.7 million within the Condensed Consolidated Statements of Operations. Additionally, $0.9 million was recorded as a reduction to inventory for tariff costs that remain capitalized within inventory. As of August 5, 2026, the Company has received $4.6 million in IEEPA refunds.  The Company continues to evaluate the impact of the tariffs and its potential refunds on the additional $0.9 million of refund requests.  While significant refunds have been received, some uncertainty remains regarding the ultimate availability, timing, and amount of a full recovery of this amount. The Company will continue to monitor developments and will recognize any additional recovery when realization becomes probable.

Licensed Products: Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and  may or  may not be subject to renewal or extension. Sales of licensed products represented 49% of the Company’s gross sales in both the three-month periods ended June 28, 2026 and June 29, 2025, which included 24% and 18% of gross sales in the three-month periods ended June 28, 2026 and June 29, 2026, respectively, under the Company’s license agreements with affiliated companies of The Walt Disney Company (“Disney”). The Company’s license agreement with Disney expires  December 31, 2027, and covers infant and toddler bedding, diaper bags, infant feeding and bath in the United States and Canada, and bibs and disposable products in the United States, Canada and Japan.

Customers: The Company’s customers consist principally of mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, internet accounts and wholesale clubs. The Company does not enter into long-term or other purchase agreements with its customers. The table below sets forth those customers that represented more than 10% of the Company’s gross sales:

	Three-Month Periods Ended
	June 28, 2026	June 29, 2025
Walmart Inc.	44%	45%
Amazon.com, Inc.	14%	17%
Target Corporation	10%	11%

Note 5 – Inventories

As of June 28, 2026 and March 29, 2026, the Company’s balances of inventory were $26.8 million and $28.4 million, respectively.

Note 6 – Property, Plant and Equipment

Net property, plant and equipment consisted of the following (amounts in thousands):

	June 28, 2026	March 29, 2026
Property, plant and equipment - at cost:
Machinery and equipment	$6,389	$6,697
Leasehold improvements	624	571
Furniture and fixtures	485	518
Property, plant and equipment - gross	7,498	7,786
Less accumulated depreciation	5,490	5,775
Property, plant and equipment - net	$2,008	$2,011

Depreciation expense amounted to $185 thousand and $198 thousand for the three-month period ended June 28, 2026 and June 29, 2025, respectively.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT  may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and  may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, were $77 thousand and $70 thousand for the three-month periods ended June 28, 2026 and June 29, 2025, respectively.

Credit Facility: The Company’s credit facility includes a revolving line of credit and a term loan of $8.0 million under a financing agreement with CIT. The Company  may borrow up to $40.0 million under the revolving line of credit, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. The financing agreement for the revolving line of credit matures on  July 19, 2029. On June 28, 2026, the Company had elected to pay interest on balances owed under the revolving line of credit under the SOFR option, which was 5.2%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

At June 28, 2026 and March 29, 2026, the balances on the revolving line of credit were $5.4 million and $9.5 million, respectively, there was no letter of credit outstanding and $11.9 million and $12.5 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries.

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1.0 million or (b) $4.0 million (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of June 28, 2026, the Company was in compliance with the Excess Availability requirements.

The balance on the $8.0 million term loan as of June 28, 2026 was $4.2 million, including $2.0 million classified as current. The term loan was issued on July 19, 2024, is payable by the Company in 48 equal monthly installments and bears interest at SOFR plus 2.25% (5.9% at June 28, 2026).

Credit Concentration: The Company’s accounts receivable at June 28, 2026 amounted to $13.7 million, net of allowances of $1.6 million. Of this amount, $11.6 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 29, 2026 amounted to $18.9 million, net of allowances of $1.5 million. Of this amount, $16.3 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

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

The following table presents fair value of debt as of June 28, 2026:

		Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Term loan	$4,201	$-	$4,201	$-
Revolving line of credit	5,531	-	5,531	-
Total debt	$9,732	$-	$9,732	$-

The Company uses a valuation model to determine the fair value of its revolving line of credit and the term loan with CIT. The Company uses a discounted cash flow model to project the future principal and interest payments over the remaining life of the loans. The significant inputs used in the model are observable market data including SOFR Forward Curves.

The aggregate maturities of long-term debt for each of the five years subsequent to June 28, 2026 are: $1.5 million in fiscal 2027, $2.2 million in fiscal 2028, $500 thousand in fiscal 2029, and $5.4 million in fiscal 2030.

Note 8 –Intangible Assets

Intangible Assets: Our finite-lived intangible assets consist primarily of the fair value of identifiable assets acquired in business combinations. The gross amount, accumulated amortization and net balances of the Company’s intangible assets as of June 28, 2026 and March 29, 2026, are as follows (in thousands):

	Gross Amount		Accumulated Amortization		Net Amount
	June 28,	March 29,	June 28,	March 29,	June 28,	March 29,
	2026	2026	2026	2026	2026	2026
Tradename and trademarks	$2,751	$3,217	$1,959	$2,405	$792	$812
Non-compete covenants	-	98	-	98	-	-
Patents	1,601	1,601	1,226	1,212	375	389
Customer relationships	8,051	8,174	7,235	7,292	816	882
Licensing relationships	4,800	4,800	695	608	4,105	4,192
Total intangible assets	$17,203	$17,890	$11,114	$11,615	$6,088	$6,275

Amortization expense, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, amounted to $187 thousand and $214 thousand for the three-month periods ended June 28, 2026 and June 29, 2025.

Note 9 – Advertising Costs

Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and amounted to $242 thousand and $396 thousand for the three-month period ended June 28, 2026 and June 29, 2025.

Note 10 – Income Taxes

The Company’s provision for income taxes includes all currently payable federal and state taxes and is based upon the Company’s estimated annual effective tax rate (“ETR”).  The Company’s provisions for income taxes for the three-month periods ended June 28, 2026 and June 29, 2025 are based upon an estimated annual ETR of 24.1% and 22.3%, respectively.  The increase in the ETR primarily relates to higher state income taxes in the current period as compared to the prior period.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain of the statements made in this Quarterly Report on Form 10-Q (this “Quarterly Report”) within this Item 2. and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  Such statements are based upon management’s current expectations, projections, estimates and assumptions.  Words such as “expects,” “believes,” “anticipates,” “estimates,” “predicts,” “forecasts,” “plans,” “projects,” “targets,” “should,” “potential,” “continue,” “aims,” “intends,” “may,” “will,” “could,” “would” and variations of such words and similar expressions may identify such forward-looking statements.  Forward-looking statements involve known and unknown risks and uncertainties that may cause future results to differ materially from those suggested by the forward-looking statements. These risks include, among others, general economic conditions, including the impact of increased U.S. tariffs and any retaliatory measures by impacted exporting countries, the Company’s ability to mitigate the impact of such tariffs, changes in interest rates, changes in the overall level of consumer spending and in the price of oil, cotton and other raw materials used in the Company’s products, changing competition, changes in the retail environment, the Company’s ability to successfully integrate newly acquired businesses, the level and pricing of future orders from the Company’s customers, the Company’s dependence upon third-party suppliers, including some located in foreign countries with unstable political situations, the Company’s ability to successfully implement new information technologies, customer acceptance of both new designs and newly-introduced product lines, actions of competitors that may impact the Company’s business, disruptions to transportation systems or shipping lanes used by the Company or its suppliers, and the Company’s dependence upon licenses from third parties.  Reference is also made to the Company’s periodic filings with the SEC for additional factors that may impact the Company’s results of operations and financial condition.  The Company does not undertake to update the forward-looking statements contained herein to conform to actual results or changes in the Company’s expectations, whether as a result of new information, future events or otherwise.

DESCRIPTION OF BUSINESS

The Company was originally formed as a Georgia corporation in 1957 and was reincorporated as a Delaware corporation in 2003. The Company primarily operates through its wholly-owned subsidiaries, NoJo Baby & Kids, Inc. and Sassy Baby, Inc. in the infant, toddler and juvenile products segment within the consumer products industry. The infant, toddler and juvenile products segment consists of infant and toddler bedding, bibs, toys, plush, dolls, diaper bags, disposables and feeding products.

The Company’s products are marketed under a variety of Company-owned trademarks, under trademarks licensed from others and as private label goods. The Company-owned trademarks include Sassy®, NoJo®, Manhattan Toy®, Baby Boom® and Neat Solutions®. Sales of the Company’s products are made directly to retailers, such as mass merchants, large chain stores, mid-tier retailers, juvenile specialty stores, value channel stores, grocery and drug stores, restaurants, wholesale clubs and internet-based retailers and direct-to-consumers through the Company’s websites.

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

The U.S. government has tariffs on imports from certain countries, including China. During 2025, the U.S. government increased tariffs which increased the cost of the products the Company sources from China and affected shipments from the Company’s Chinese-based suppliers. Some of these tariffs, the IEEPA tariffs, were recently deemed illegal by the U.S. Supreme Court ruling issued on February 20, 2026. The Company incurred approximately $5.3 million and $267 thousand of IEEPA tariffs during fiscal year 2026 and 2025, respectively. In April 2026, the U.S. Customs and Border Protection launched CAPE, a platform for importers of record to submit IEEPA tariff refund requests. The Company has evaluated its eligibility to submit IEEPA tariff refund requests, is complying with all applicable refund procedures and has submitted its eligible entries.  As of June 28, 2026, $4.7 million of the refunds submitted were accepted by the CAPE system. These accepted claims for the recovery of IEEPA tariffs were deemed probable under the loss recovery model as of June 28, 2026. Of this amount, $0.2 million was received during the quarter and the remaining $4.5 million has been recorded as a receivable included within other current assets on the Condensed Consolidated Balance Sheets. The Company recognized a reduction in cost of sales of $3.7 million within the Condensed Consolidated Statements of Operations. Additionally, $0.9 million was recorded as a reduction to inventory for tariff costs that remain capitalized within inventory. As of August 5, 2026, the Company has received $4.6 million in IEEPA refunds. The Company continues to evaluate the impact of the tariffs and its potential refunds on the additional $0.9 million of refund requests. While significant refunds have been received, some uncertainty remains regarding the ultimate availability, timing, and amount of a full recovery of this amount. The Company will continue to monitor developments and will recognize any additional recovery when realization becomes probable.

A summary of certain factors that management considers important in reviewing the Company’s results of operations, financial position, liquidity and capital resources is set forth below, which should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included in the preceding sections of this Quarterly Report.

KNOWN TRENDS AND UNCERTAINTIES

The Company primarily sources products from foreign contract manufacturers, with the largest concentration being in China. The U.S. government has tariffs on imports from certain countries, including China. During 2025 and 2026, the U.S. government has increased and decreased tariffs which increases volatility in the cost of the products the Company sources from China and affects shipments from the Company’s Chinese-based suppliers. Should the U.S. government introduce new or additional tariffs, the Company may not be able to timely pass along to its customers any or all increases in tariffs and freight charges. Further alterations the Company may make to its business strategy or operations to adapt to the changing tariff environment could be time-consuming and expensive. The full impact of additional tariffs may have a material adverse effect on the Company’s business, cash flow, results of operations and financial condition.

For additional discussion of trends, uncertainties and other factors that could impact the Company’s operating results, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the year ended March 29, 2026.

RESULTS OF OPERATIONS

The following table contains the results of operations for the three-month periods ended June 28, 2026 and June 29, 2025 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change
	June 28, 2026	June 29, 2025	$	%
Net sales by category:
Bedding and diaper bags	$6,033	$6,791	$(758)	-11.2%
Bibs, toys and disposable products	10,733	8,687	2,046	23.6%
Total net sales	16,766	15,478	1,288	8.3%
Cost of products sold	8,735	11,960	(3,225)	-27.0%
Gross profit	8,031	3,518	4,513	128.3%
% of net sales	47.9%	22.7%
Marketing and administrative expenses	5,232	4,717	515	10.9%
% of net sales	31.2%	30.5%
Interest expense - net	(190)	(283)	93	-32.9%
Other income (expense) - net	165	99	66	-66.7%
Income tax expense	714	(279)	993	-355.9%
Net income	2,060	(1,104)	3,164	-286.6%
% of net sales	12.3%	-7.1%

Net Sales: Sales were $16.8 million for the three-month period ended June 28, 2026, compared with $15.5 million for the three-month period ended June 29, 2025, an increase of $1.3 million or 8.3%. Sales of bibs, toys and disposable products increased by $2.0 million while the sales of bedding and diaper bags decreased by $758 thousand. The overall increase in sales was primarily due to improved inventory availability, as the inventory shortages experienced in the prior year as a result of the Company's tariff mitigation strategy were no longer a significant factor. Additionally, the increase in bibs, toys and disposable products increased due to international sales.

Gross Profit: Gross profit increased by $4.5 million from the prior year reflecting a margin of 47.9% for the three-month period ended June 28, 2026 compared to 22.7% of net sales for the three-month period ended June 29, 2025. The significant fluctuation in gross profit and gross margin is driven by the tariff refund recorded to cost of products sold of $3.7 million. Gross margin without the tariff refund would have been 25.6%, an increase from the three-month period a year ago.

Marketing and Administrative Expenses: Marketing and administrative expenses increased by $515 thousand and changed to 31.2% of net sales for the three-month period ended June 28, 2026 from 30.5% of net sales for the three-month period ended June 29, 2025. This increase was due to an increase in accrued incentive compensation, including $529 thousand associated with tariff refunds, compared to the prior year.

Income Tax Expense (Benefit): Income tax expense increased $993 thousand from an income tax benefit for the three-month period ended June 29, 2025 to the three-month period ended June 28, 2026. The Company’s estimated annual ETR was 24.1% and 22.3% for the three-month periods ended June 28, 2026 and June 29, 2025, respectively.

Although the Company does not anticipate a material change to the ETR for the remainder of fiscal year 2027, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income, and the actual ETR for the year could differ materially from the Company’s estimates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $5.2 million for the three-month period ended June 29, 2025 to $5.5 million for the three-month period ended June 28, 2026. The increase in the current year was partially the result of a decrease of $1.6 million in inventories that was $5.3 million lower than the increase in the prior year and an increase of $625 thousand in accrued liabilities that was $1.6 million higher than the decrease in the prior year. These increases were partially offset by a decrease of $5.2 million in accounts receivable that was $2.2 million lower than the increase in the prior year, an increase of $4.5 million in other current assets in the current year that was $4.5 million lower in the prior year, and a decrease of $237 thousand in accounts payable in the current year that was $2.9 million lower than the increase in the prior year.

Net cash used in investing activities increased from $86 thousand in the prior year to $156 thousand in the current year which were primarily associated with capital expenditures for property, plant and equipment.

Net cash used in financing activities, which were primarily associated with net repayments under the revolving line of credit and payments of the term loan, was $5.4 million compared to $5.5 million in the prior year, a decrease of $96 thousand.

As of June 28, 2026, the balance on the revolving line of credit with CIT was $5.4 million, there was no letter of credit outstanding and $11.9 million was available under the revolving line of credit with CIT based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, amounted to $77 thousand and $70 thousand for the three-month periods ended June 28, 2026, and June 29, 2025.

On June 23, 2025, the Company and CIT further amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1.0 million or (b) $4.0 million (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of June 28, 2026, the Company has complied with the Excess Availability requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks that could affect the Company, refer to the risk factors disclosed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the year ended March 29, 2026.

INTEREST RATE RISK

As of June 28, 2026, the Company had $9.6 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit and a term loan. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $73 thousand for each increase of one percentage point in the interest rate applicable to the debt.

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

MARKET CONCENTRATION RISK

The Company’s financial results are closely tied to sales to its top two customers, which represented approximately 57% of the Company’s gross sales in fiscal year 2026.  In addition, 52% of the Company’s gross sales in fiscal year 2026 consisted of licensed products, which included 23% of sales associated with the Company’s license agreements with affiliated companies of Disney.  The Company’s results could be materially impacted by the loss of one or more of these licenses.

The Company primarily sources products from foreign contract manufacturers, with the largest concentration being in China. The U.S. government has tariffs on imports from certain countries, including China. During 2025 and 2026, the U.S. government has increased and decreased tariffs which increases volatility in the cost of the products the Company sources from China and affects shipments from the Company’s Chinese-based suppliers. Should the U.S. government introduce new or additional tariffs, the Company may not be able to timely pass along to its customers any or all increases in tariffs and freight charges. Further alterations the Company may make to its business strategy or operations to adapt to the changing tariff environment could be time-consuming and expensive. The full impact of additional tariffs may have a material adverse effect on the Company’s business, cash flow, results of operations and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

During the three-month period ended June 28, 2026, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the year ended March 29, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three-month period ended June 28, 2026, none of the Company’s directors or officers informed the Company of the adoption, modification or termination of a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2003).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 9, 2011).

3.3

Amended and Restated Bylaws of the Company, effective as of November 14, 2023 (incorporated herein by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2023).

4.1	Crown Crafts, Inc. Amended and Restated 2021 Incentive Plan.*

4.2	Incentive Stock Option Award Certificate under the Crown Crafts, Inc. Amended and Restated 2021 Incentive Plan.*

4.3	Nonstatutory Stock Option Award Certificate under the Crown Crafts, Inc. Amended and Restated 2021 Incentive Plan.*

4.4	Restricted Stock Award Certificate under the Crown Crafts, Inc. Amended and Restated 2021 Incentive Plan.*

4.5	Performance Share Award Certificate under the Crown Crafts, Inc. Amended and Restated 2021 Incentive Plan.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with the Company’s Form 10-Q for the quarterly period ended June 28, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: August 12, 2026	/s/ Claire K. Spencer
CLAIRE K. SPENCER
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)