Form 10-Q
period 2026-09-27
CROWN CRAFTS INC
filed 2026-11-12
CIK 25895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2026

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

The number of shares of common stock, $0.01 par value, of the registrant outstanding as of November 5, 2026 was 10,871,796.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2026 AND MARCH 29, 2026

(amounts in thousands, except share and per share amounts)

	September 27, 2026	March 29, 2026

ASSETS
Current assets:
Cash and cash equivalents	$426	$200
Accounts receivable - net of allowances of $1,598 and $1,521, respectively
Due from factor	12,754	16,280
Other	2,703	2,579
Inventories	28,387	28,365
Other current assets	22	-
Prepaid expenses	2,117	2,176
Total current assets	46,409	49,600

Operating lease right of use assets	8,053	8,956
Property, plant and equipment - net of accumulated depreciation of $5,625 and $5,775, respectively	1,901	2,011
Intangible assets - net of accumulated amortization of $11,301 and $11,615, respectively	5,902	6,275
Deferred income taxes	3,565	3,657
Other assets	147	154
Total Assets	$65,977	$70,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,368	$4,913
Accrued royalties	430	532
Dividends payable	434	952
Operating lease liabilities, current	4,313	4,198
Accrued liabilities	1,957	1,283
Current maturities of long-term debt	1,991	1,991
Total current liabilities	16,493	13,869

Non-current liabilities:
Long-term debt	3,314	12,132
Operating lease liabilities, noncurrent	4,449	5,529
Reserve for unrecognized tax liabilities	357	310
Total non-current liabilities	8,120	17,971

Shareholders' equity:
Common stock - $0.01 par value per share; Authorized 40,000,000 shares at September 27, 2026 and March 29, 2026; Issued 13,791,433 and 13,674,249 shares at September 27, 2026 and March 29, 2026	138	137
Additional paid-in capital	59,775	59,402
Treasury stock - at cost - 2,919,637 and 2,913,962 shares at September 27, 2026 and March 29, 2026	(15,906)	(15,889)
Accumulated deficit	(2,643)	(4,837)
Total shareholders' equity	41,364	38,813
Total Liabilities and Shareholders' Equity	$65,977	$70,653

See notes to condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2026 AND SEPTEMBER 28, 2025

(amounts in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

Net sales	$19,028	$23,695	$35,794	$39,173
Cost of products sold	12,945	17,124	21,680	29,084
Gross profit	6,083	6,571	14,114	10,089
Marketing and administrative expenses	4,519	4,708	9,751	9,425
Income from operations	1,564	1,863	4,363	664
Other income (expense):
Interest income (expense) - net of interest income	72	(287)	(118)	(570)
Other income - net	150	4	315	103
Income before income tax expense	1,786	1,580	4,560	197
Income tax expense	469	423	1,183	144
Net income	$1,317	$1,157	$3,377	$53

Weighted average shares outstanding:
Basic	10,815	10,634	10,787	10,602
Diluted	10,815	10,634	10,787	10,602

Earnings per share - basic and diluted	$0.12	$0.11	$0.31	$0.01

See notes to condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2026 AND SEPTEMBER 28, 2025

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(Dollar amounts in thousands)

	Three-Month Periods
Balances - June 29, 2025	13,493,402	$135	(2,910,859)	$(15,880)	$58,837	$(5,223)	$37,869

Issuance of shares, net of forfeitures	123,347	1	-	-	(1)	-	-
Stock-based compensation	-	-	-	-	190	-	190
Acquisition of treasury stock	-	-	(3,103)	(9)	-	-	(9)
Net income	-	-	-	-	-	1,157	1,157
Dividend declared on common stock - $0.08 per share, net of forfeitures	-	-	-	-	-	(850)	(850)

Balances - September 28, 2025	13,616,749	$136	(2,913,962)	$(15,889)	$59,026	$(4,916)	$38,357

Balances - June 28, 2026	13,674,249	$137	(2,913,962)	$(15,889)	$59,605	$(3,638)	$40,215

Issuance of shares, net of forfeitures	117,184	1	-	-	(1)	-	-
Stock-based compensation	-	-	-	-	171	-	171
Acquisition of treasury stock	-	-	(5,675)	(17)	-	-	(17)
Net income	-	-	-	-	-	1,317	1,317
Dividend declared on common stock - $0.03 per share, net of forfeitures	-	-	-	-	-	(322)	(322)

Balances - September 27, 2026	13,791,433	$138	(2,919,637)	$(15,906)	$59,775	$(2,643)	$41,364

	Six-Month Periods
Balances - March 30, 2025	13,478,402	$135	(2,910,859)	$(15,880)	$58,637	$(3,273)	$39,619

Issuance of shares, net of forfeitures	138,347	1	-	-	(1)	-	-
Stock-based compensation	-	-	-	-	390	-	390
Acquisition of treasury stock	-	-	(3,103)	(9)	-	-	(9)
Net income	-	-	-	-	-	53	53
Dividends declared on common stock - $0.16 per share, net of forfeitures	-	-	-	-	-	(1,696)	(1,696)

Balances - September 28, 2025	13,616,749	$136	(2,913,962)	$(15,889)	$59,026	$(4,916)	$38,357

Balances - March 29, 2026	13,674,249	$137	(2,913,962)	$(15,889)	$59,402	$(4,837)	$38,813

Issuance of shares, net of forfeitures	117,184	1	-	-	(1)	-	-
Stock-based compensation	-	-	-	-	374	-	374
Acquisition of treasury stock	-	-	(5,675)	(17)	-	-	(17)
Net income	-	-	-	-	-	3,377	3,377
Dividends declared on common stock - $0.11 per share, net of forfeitures	-	-	-	-	-	(1,183)	(1,183)

Balances - September 27, 2026	13,791,433	$138	(2,919,637)	$(15,906)	$59,775	$(2,643)	$41,364

See notes to condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2026 AND SEPTEMBER 28, 2025

(amounts in thousands)

	Six-Month Periods Ended
	September 27, 2026	September 28, 2025
Operating activities:
Net income	$3,377	$53
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	369	389
Amortization of intangibles	374	401
Amortization of debt issuance costs	5	5
Reduction in the carrying amount of right of use assets	1,992	2,325
Deferred income taxes	92	21
Disposition of assets	1	-
Reserve for unrecognized tax liabilities	47	15
Stock-based compensation	374	390
Changes in assets and liabilities:
Accounts receivable	3,402	6,075
Inventories	(22)	(4,782)
Other current assets	(22)	-
Prepaid expenses	59	210
Other assets	7	2
Lease liabilities	(2,054)	(2,364)
Accounts payable	2,446	3,616
Accrued liabilities	569	(1,953)
Net cash provided by operating activities	11,016	4,403
Cash used in investing activities:
Capital expenditures for property, plant and equipment	(250)	(260)
Net cash used in investing activities	(250)	(260)
Financing activities:
Repayments under revolving line of credit	(33,296)	(41,423)
Borrowings under revolving line of credit	25,474	40,258
Payments on term loan	(1,000)	(1,000)
Shares withheld to pay taxes on stock compensation	(17)	(9)
Issuance of common stock	1	-
Dividends paid	(1,702)	(1,680)
Net cash used in financing activities	(10,540)	(3,854)
Net increase in cash and cash equivalents	226	289
Cash and cash equivalents at beginning of period	200	521
Cash and cash equivalents at end of period	$426	$810

Supplemental cash flow information:
Income taxes paid	$1,013	$616
Interest paid	319	577

Noncash activities:
Property, plant and equipment purchased but unpaid	(10)	(66)
Dividends declared but unpaid	(358)	(892)

See notes to condensed consolidated financial statements.

CROWN CRAFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 27, 2026 AND SEPTEMBER 28, 2025

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements contained herein include all adjustments necessary to present fairly the financial position of the Company as of September 27, 2026 and the results of its operations and cash flows for the periods presented. Such adjustments include normal, recurring accruals, as well as the elimination of all significant intercompany balances and transactions. Operating results for the three- and six-month periods ended September 27, 2026 are not necessarily indicative of the results that may be expected by the Company for its fiscal year ending March 28, 2027. For further information, refer to the Company’s consolidated financial statements and notes thereto for the fiscal year ended March 29, 2026, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

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

The Company has determined that all other ASUs issued which had become effective as of September 27, 2026, or which will become effective at some future date, are not expected to have a material impact on the Company’s consolidated financial statements.

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

As a single reportable segment entity, the Company’s segment performance measure is net income. The following table presents information about the Company’s reportable segment (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$19,028	$23,695	35,794	$39,173
Less:
Cost of products sold	12,945	17,124	21,680	29,084
Marketing and administrative expenses	4,519	4,708	9,751	9,425
Interest expense, net and other	(222)	283	(197)	467
Income tax expense	469	423	1,183	144
Segment net income	$1,317	$1,157	3,377	$53

Included in the profit or loss measure above are the following: depreciation expense and amortization expense were $184 thousand and $187 thousand, respectively, for the three months ended September 27, 2026 while for the three months ended September 28, 2025, depreciation and amortization expenses were $191 thousand and $187 thousand, respectively. Depreciation expense and amortization expense were $369 thousand and $374 thousand, respectively, for the six months ended September 27, 2026 while for the six months ended September 28, 2025 depreciation and amortization expenses were $389 thousand and $401 thousand, respectively.

Note 3 – Licensing Agreements

The Company has entered into licensing agreements that provide for royalty payments based on a percentage of the sales of products covered by the license agreements, subject to certain minimum guaranteed amounts. Royalty expense is calculated based upon sales at contractual rates under the licensing agreements and any applicable minimum guaranteed amounts. Royalty expense is included in cost of products sold in the accompanying unaudited condensed consolidated statements of income and amounted to $1.7 million and $1.9 million for the three months ended September 27, 2026 and September 28, 2025, respectively, and amounted to $3.0 million and $2.9 million for the six months ended September 27, 2026 and September 28, 2025, respectively.

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

For the six-month period ended September 27, 2026, purchases from the Company’s two largest suppliers accounted for approximately 19% and 11% of purchases as compared to the three largest suppliers accounting for approximately 16%, 11% and 11% for the six-month period ended September 28, 2025. To mitigate the risks associated with supplier concentration, the Company engages in ongoing efforts to identify alternative sources of supply, assess supplier reliability and performance, and negotiate favorable contractual terms where feasible. However, there is no assurance that the Company will be successful in reducing its dependence on any single supplier or mitigating the impact of supplier-related risks in the future.

The U.S. government has tariffs on imports from certain countries, including China. During 2025, the U.S. government increased tariffs which increased the cost of the products the Company sources from China and affected shipments from the Company’s Chinese-based suppliers. Some of these tariffs, the International Emergency Economic Powers Act ("IEEPA") tariffs, were recently deemed illegal by the U.S. Supreme Court ruling issued on February 20, 2026. The Company incurred approximately $5.3 million and $267 thousand of IEEPA tariffs during fiscal year 2026 and 2025, respectively. In April 2026, the U.S. Customs and Border Protection launched the Consolidated Administration and Processing of Entities ("CAPE"), a platform for importers of record to submit IEEPA tariff refund requests. The Company has evaluated its eligibility to submit IEEPA tariff refund requests, is complying with all applicable refund procedures and has submitted its eligible entries. As of June 28, 2026, $4.7 million of the refunds submitted were accepted by the CAPE system. These accepted claims for the recovery of IEEPA tariffs were deemed probable under the loss recovery model as of June 28, 2026 and the Company previously recorded a $4.5 million receivable included within other current assets on the Condensed Consolidated Balance Sheets. As of September 27, 2026, the Company collected the majority of that amount. For the quarter ended September 27, 2026, the Company recorded an additional $0.5 million reduction to cost of sales and relieved the same amount in inventory reflecting tariff costs no longer capitalized within the balance sheet as of quarter end. The Company continues to evaluate the impact of the tariffs and its potential refunds on the additional $0.9 million of refund requests. While significant refunds have been received, some uncertainty remains regarding the ultimate availability, timing, and amount of a full recovery of this outstanding amount. The Company will continue to monitor developments and will recognize any additional recovery when realization becomes probable.

Licensed Products: Certain products are manufactured and sold pursuant to licensing agreements for trademarks. Also, many of the designs used by the Company are copyrighted by other parties, including trademark licensors, and are available to the Company through copyright license agreements. The licensing agreements are generally for an initial term of one to three years and  may or  may not be subject to renewal or extension. Sales of licensed products represented 52% and 50% of the Company’s gross sales for the six-month periods ended September 27, 2026 and September 28, 2025, respectively, which included 26% and 21% of gross sales in the six-month periods ended September 27, 2026 and September 28, 2025, respectively, under the Company’s license agreements with affiliated companies of The Walt Disney Company (“Disney”). The Company’s license agreement with Disney expires  December 31, 2027, and covers infant and toddler bedding, diaper bags, infant feeding and bath in the United States and Canada, and bibs and disposable products in the United States, Canada and Japan.

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

	Six-Month Periods Ended
	September 27, 2026	September 28, 2025
Walmart Inc.	44%	47%
Amazon.com, Inc.	16%	17%
Target Corporation	11%	10%

Note 5 – Inventories

As of September 27, 2026 and March 29, 2026, the Company’s balances of inventory were $28.4 million, nearly all of which were finished goods.

Note 6 – Property, Plant and Equipment

Net property, plant and equipment consisted of the following (amounts in thousands):

	September 27, 2026	March 29, 2026
Property, plant and equipment - at cost:
Machinery and equipment	$6,416	$6,697
Leasehold improvements	625	571
Furniture and fixtures	485	518
Property, plant and equipment - gross	7,526	7,786
Less accumulated depreciation	5,625	5,775
Property, plant and equipment - net	$1,901	$2,011

Depreciation expense amounted to $184 thousand and $191 thousand for the three months ended September 27, 2026 and September 28, 2025, respectively, and amounted to $369 thousand and $389 thousand for the six months ended September 27, 2026 and September 28, 2025, respectively.

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

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT  may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and  may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $72 thousand and $110 thousand for the three-month periods ended September 27, 2026 and September 28, 2025, respectively, and amounted to $149 thousand and $180 thousand for the six-month periods ended September 27, 2026 and September 28, 2025, respectively.

Credit Facility: The Company’s credit facility includes a revolving line of credit and a term loan of $8.0 million under a financing agreement with CIT. The Company  may borrow up to $40.0 million under the revolving line of credit, which includes a $1.5 million sub-limit for letters of credit, bearing interest at prime minus 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.6%, and is secured by a first lien on all assets of the Company. The financing agreement for the revolving line of credit matures on  July 19, 2029. On September 27, 2026, the Company had elected to pay interest on balances owed under the revolving line of credit under the SOFR option, which was 5.3%. The financing agreement also provides for the payment by CIT to the Company of interest at prime as of the beginning of the calendar month minus 2.0% on daily negative balances, if any, held at CIT.

At September 27, 2026 and March 29, 2026, the balances on the revolving line of credit were $1.7 million and $9.5 million, respectively, there was no letter of credit outstanding and $18.4 million and $12.5 million, respectively, was available under the revolving line of credit based on the Company’s eligible accounts receivable and inventory balances. The financing agreement contains usual and customary covenants for agreements of that type, including limitations on other indebtedness, liens, transfers of assets, investments and acquisitions, merger or consolidation transactions, transactions with affiliates, and changes in or amendments to the organizational documents for the Company and its subsidiaries.

On June 23, 2025, the Company and CIT amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability (as defined in the financing agreement) equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1.0 million or (b) $4.0 million (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of September 27, 2026, the Company was in compliance with the Excess Availability requirements.

The balance on the $8.0 million term loan as of September 27, 2026 was $3.7 million, including $2.0 million classified as current. The term loan was issued on July 19, 2024, is payable by the Company in 48 equal monthly installments and bears interest at SOFR plus 2.25% (6.0% at September 27, 2026).

Credit Concentration: The Company’s accounts receivable at September 27, 2026 amounted to $15.5 million, net of allowances of $1.6 million. Of this amount, $12.8 million was due from CIT under the factoring agreements, which represents the maximum loss that the Company could incur if CIT failed completely to perform its obligations under the factoring agreements. The Company’s accounts receivable at March 29, 2026 amounted to $18.9 million, net of allowances of $1.5 million. Of this amount, $16.3 million was due from CIT under the factoring agreements, which represented the maximum loss that the Company could have incurred if CIT had failed completely to perform its obligations under the factoring agreements.

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

The following table presents fair value of debt as of September 27, 2026:

		Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Term loan	$3,699	$-	$3,699	$-
Revolving line of credit	1,688	-	1,688	-
Total debt	$5,387	$-	$5,387	$-

The Company uses a valuation model to determine the fair value of its revolving line of credit and the term loan with CIT. The Company uses a discounted cash flow model to project the future principal and interest payments over the remaining life of the loans. The significant inputs used in the model are observable market data including SOFR Forward Curves.

The aggregate maturities of long-term debt for each of the five years subsequent to September 27, 2026 are: $1.0 million in fiscal 2027, $2.0 million in fiscal 2028, $667 thousand in fiscal 2029, $1.7 million in fiscal 2030, and no amount due in 2031.

Note 8 –Intangible Assets

Intangible Assets: Our finite-lived intangible assets consist primarily of the fair value of identifiable assets acquired in business combinations. The gross amount, accumulated amortization and net balances of the Company’s intangible assets as of September 27, 2026 and March 29, 2026, are as follows (in thousands):

	Gross Amount		Accumulated Amortization		Net Amount
	September 27,	March 29,	September 27,	March 29,	September 27,	March 29,
	2026	2026	2026	2026	2026	2026
Tradename and trademarks	$2,751	$3,217	$1,979	$2,405	$772	$812
Non-compete covenants	-	98	-	98	-	-
Patents	1,601	1,601	1,239	1,212	362	389
Customer relationships	8,051	8,174	7,301	7,292	750	882
Licensing relationships	4,800	4,800	782	608	4,018	4,192
Total intangible assets	$17,203	$17,890	$11,301	$11,615	$5,902	$6,275

Amortization expense, which is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $187 thousand for both the three-month periods ended September 27, 2026 and September 28, 2025, and amounted to $374 thousand and $401 thousand for the six-month periods ended September 27, 2026 and September 28, 2025, respectively.

Note 9 – Advertising Costs

Advertising expense is included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income and amounted to $162 thousand and $431 thousand for the three months ended September 27, 2026 and September 28, 2025, respectively, and amounted to $405 thousand and $827 thousand for the six months ended September 27, 2026 and September 28, 2025, respectively.

Note 10 – Stock-based Compensation

At the Company’s 2026 annual meeting of stockholders, the Company’s stockholders approved the Crown Crafts, Inc. Amended and Restated 2021 Incentive Plan (the “A&R 2021 Plan”), which amended and restated the Crown Crafts Inc. 2021 Incentive Plan (the “2021 Plan”) to increase the share reserve pool by 1,250,000 shares of the Company’s common stock. The A&R 2021 Plan was approved by the Company’s Board of Directors (the “Board”) on June 22, 2026, subject to shareholder approval at such meeting.

The 2021 Plan was adopted by the Board on June 8, 2021, to replace the Crown Crafts, Inc. 2014 Omnibus Equity Compensation Plan (the “2014 Plan”). The 2021 Plan was approved by the Company’s stockholders at the Company’s 2021 annual meeting of stockholders held on August 10, 2021, and became effective on such date. As a result of such approval, grants may no longer be issued under the 2014 Plan.

The Company believes that awards of long-term, equity-based incentive compensation will attract and retain directors, officers and employees of the Company and will encourage these individuals to contribute to the successful performance of the Company, which will lead to the achievement of the Company’s overall goal of increasing stockholder value. Awards granted under the A&R 2021 Plan may be in the form of incentive stock options, non-qualified stock options, shares of restricted or unrestricted stock, stock units, stock appreciation rights, or other stock-based awards. Awards may be granted subject to the achievement of performance goals or other conditions, and certain awards may be payable in stock or cash, or a combination of the two. The A&R 2021 Plan is administered by the Compensation Committee of the Board, which selects eligible employees, non-employee directors and other individuals to participate in the A&R 2021 Plan and determines the type, amount, duration (such duration not to exceed a term of ten (10) years for grants of stock options) and other terms of individual awards. At September 27, 2026, 1,308,320 shares of the Company’s common stock were available for future issuance under the A&R 2021 Plan, which may be issued from authorized and unissued shares of the Company’s common stock or treasury shares.

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation – Stock Compensation, which requires stock-based compensation to be accounted for using a fair-value-based measurement. For the three-month periods ended September 27, 2026 and September 28, 2025, the Company recorded $171 thousand and $190 thousand of stock-based compensation, respectively, and $374 thousand and $390 thousand for the six-month periods ended September 27, 2026 and September 28, 2025, respectively. The Company records the compensation expense associated with stock-based awards granted to individuals in the same expense classifications as the cash compensation paid to those same individuals. All stock awards are expensed over the vesting period and are adjusted for forfeitures as occurred.

Time-Based Restricted Shares: The Company issues time-based restricted shares to the Board and certain officers and executives under our stock-based compensation plan. The time-based restricted shares automatically convert to shares of the Company's common stock on a one-for-one basis as the awards vest. The time-based restricted shares typically vest over a one-to-three-year vesting period on the anniversary of the grant date. The grant date fair value is equal to the quoted market price for the shares on the date of the grant. The total fair value of time-based restricted shares vested during the six months ended September 27, 2026 and September 28, 2025 was $407 thousand and $410 thousand, respectively. The following table summarizes the Company’s non-vested share activity for the six months ended September 27, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 29, 2026	444,276	$3.84
Granted	134,184	$2.66
Vested	(139,776)	$2.91
Forfeited	(27,000)	$3.86
Non-vested shares at September 27, 2026	411,684	$3.77

For the three-month periods ended September 27, 2026 and September 28, 2025, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses, of $112 thousand and $181 thousand, respectively. For the six-month periods ended September 27, 2026 and September 28, 2025, the Company recognized compensation expense associated with non-vested stock grants, which is included in marketing and administrative expenses, of $315 thousand and $378 thousand, respectively.

As of September 27, 2026, total unrecognized compensation expense related to the Company’s non-vested stock grants was $813 thousand, which will be recognized over the remaining portion of the respective vesting periods associated with each block of grants, such grants having a weighted average vesting term of 15.3 months.

Note 11 – Income Taxes

The Company’s provision for income taxes includes all currently payable federal and state taxes and is based upon the Company’s estimated annual effective tax rate (“ETR”).  The Company’s provisions for income taxes for the three-month periods ended September 27, 2026 and September 28, 2025 are based upon an estimated annual ETR of 24.4% and 23.0%, respectively, and was 24.2% and 25.1% for the six-month periods ended September 27, 2026 and September 28, 2025, respectively.  The changes in the ETR primarily relate to variations in state income taxes in the current period as compared to the prior period.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.

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

The U.S. government has tariffs on imports from certain countries, including China. During 2025, the U.S. government increased tariffs which increased the cost of the products the Company sources from China and affected shipments from the Company’s Chinese-based suppliers. Some of these tariffs, the IEEPA tariffs, were recently deemed illegal by the U.S. Supreme Court ruling issued on February 20, 2026. The Company incurred approximately $5.3 million and $267 thousand of IEEPA tariffs during fiscal year 2026 and 2025, respectively. In April 2026, the U.S. Customs and Border Protection launched the CAPE, a platform for importers of record to submit IEEPA tariff refund requests. The Company has evaluated its eligibility to submit IEEPA tariff refund requests, is complying with all applicable refund procedures and has submitted its eligible entries. As of June 28, 2026, $4.7 million of the refunds submitted were accepted by the CAPE system. These accepted claims for the recovery of IEEPA tariffs were deemed probable under the loss recovery model as of June 28, 2026 and we previously recorded a $4.5 million receivable included within other current assets on the Condensed Consolidated Balance Sheets. As of September 27, 2026, the Company collected the majority of that amount. For the quarter ended September 27, 2026, we recorded an additional $0.5 million reduction to cost of sales and relieved the same amount in inventory reflecting tariff costs no longer capitalized within the balance sheet as of quarter end. The Company continues to evaluate the impact of the tariffs and its potential refunds on the additional $0.9 million of refund requests. While significant refunds have been received, some uncertainty remains regarding the ultimate availability, timing, and amount of a full recovery of this outstanding amount. The Company will continue to monitor developments and will recognize any additional recovery when realization becomes probable.

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

RESULTS OF OPERATIONS

The following table contains the results of operations for the three- and six-month periods ended September 27, 2026 and September 28, 2025 and the dollar and percentage changes for those periods (in thousands, except percentages):

	Three-Month Periods Ended		Change		Six-Month Periods Ended		Change
	September 27, 2026	September 28, 2025	$	%	September 27, 2026	September 28, 2025	$	%
Net sales by category:
Bedding and diaper bags	$8,789	$10,410	$(1,621)	-15.6%	$14,822	$17,201	$(2,379)	-13.8%
Bibs, toys and disposable products	10,239	13,285	(3,046)	-22.9%	20,972	21,972	(1,000)	-4.6%
Total net sales	19,028	23,695	(4,667)	-19.7%	35,794	39,173	(3,379)	-8.6%
Cost of products sold	12,945	17,124	(4,179)	-24.4%	21,680	29,084	(7,404)	-25.5%
Gross profit	6,083	6,571	(488)	-7.4%	14,114	10,089	4,025	39.9%
% of net sales	32.0%	27.7%			39.4%	25.8%
Marketing and administrative expenses	4,519	4,708	(189)	-4.0%	9,751	9,425	326	3.5%
% of net sales	23.7%	19.9%			27.2%	24.1%
Interest expense - net	72	(287)	359	-125.1%	(118)	(570)	452	-79.3%
Other income (expense) - net	150	4	146	3650.0%	315	103	212	205.8%
Income tax expense	469	423	46	10.9%	1,183	144	1,039	721.5%
Net income	1,317	1,157	160	13.8%	3,377	53	3,324	6271.7%
% of net sales	6.9%	4.9%			9.4%	0.1%

Net Sales: Sales were $19.0 million for the three months ended September 27, 2026, compared with $23.7 million for the three months ended September 28, 2025, a decrease of $4.7 million or 19.7%. Sales of bedding and diaper bags decreased by $1.6 million and the sales of bibs, toys and disposable products decreased by $3.0 million. The decreases are due to multiple factors, including a decrease in the number of items included in blanket and diaper bag programs and lower replenishment orders for bibs at a major retailer, as well as, a shift in sales in the prior year from the quarter ended June 29, 2025 to the quarter ended September 28, 2025, due to the Company’s tariff response in the prior year.

Sales were $35.8 million for the six months ended September 27, 2026 compared with $39.2 million for the six months ended September 28, 2025, a decrease of $3.4 million or 8.6%. Sales of bedding and diaper bags decreased by $2.4 million and sales of bibs, toys and disposable products decreased by $1.0 million. The decrease in the sales of bedding and diaper bags is primarily due to the decrease in the number of items included in a program and lower replenishments at a major retailer.

Gross Profit: Gross profit decreased by $488 thousand from the prior year reflecting a margin of 32.0% for the three-month period ended September 27, 2026 compared to 27.7% of net sales for the three-month period ended September 28, 2025. The fluctuation in gross profit and gross margin is primarily driven by the tariff refund of $449 thousand, partially offset by severance expense of $236 thousand, both recorded to cost of products sold.

Gross profit increased by $4.0 million from the prior year reflecting a margin of 39.4% for the six-month period ended September 27, 2026 compared to 25.8% of net sales for the six-month period ended September 28, 2025. The significant fluctuation in gross profit and gross margin is driven by the tariff refund recorded to cost of products sold of $4.2 million, partially offset by severance expense recorded of $236 thousand.

Marketing and Administrative Expenses: Marketing and administrative expenses decreased by $189 thousand and changed to 23.7% of net sales for the three-month period ended September 27, 2026 from 19.9% of net sales for the three-month period ended September 28, 2025. The decrease in the current year period is due to a decrease in advertising costs.

Marketing and administrative expenses increased by $326 thousand and changed to 27.2% of net sales for the six-month period ended September 27, 2026 from 24.1% of net sales for the six-month period ended September 28, 2025. The increased expense in the current year period is primarily due to an increase in accrued incentive compensation, partially offset by a decrease in advertising costs.

Income Tax Expense: Income tax expense increased $46 thousand from the three-month period ended September 28, 2025 to the three-month period ended September 27, 2026, and increased $1.0 million from the six-month period ended September 28, 2025 to the six-month period ended September 27, 2026. The Company’s ETR was 24.4% and 23.0% for the three-month periods ended September 27, 2026 and September 28, 2025, respectively, and was 24.2% and 25.1% for the six-month periods ended September 27, 2026 and September 28, 2025, respectively. The Company's overall provision for income taxes was impacted by discrete items such as the effects of tax shortfalls and excess tax benefits arising from the forfeiture and expiration of stock options and the vesting of non-vested stock.

Although the Company does not anticipate a material change to the ETR for the remainder of fiscal year 2027, several factors could impact the ETR, including variations from the Company’s estimates of the amount and source of its pre-tax income, and the actual ETR for the year could differ materially from the Company’s estimates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $4.4 million for the six-month period ended September 28, 2025 to $11.0 million for the six-month period ended September 27, 2026. The increase in the current year was partially the result of an increase of $22 thousand in inventories that was $4.8 million lower than the increase in the prior year and an increase of $569 thousand in accrued liabilities that was $2.56 million higher than the decrease in the prior year. These increases were partially offset by a decrease of $3.4 million in accounts receivable that was $2.8 million lower than the increase in the prior year and an increase of $2.4 million in accounts payable in the current year that was $1.2 million lower than the increase in the prior year.

Net cash used in investing activities decreased from $260 thousand in the prior year to $250 thousand in the current year which were primarily associated with capital expenditures for property, plant and equipment.

Net cash used in financing activities, which were primarily associated with net repayments under the revolving line of credit and payments of the term loan, was $10.5 million compared to $3.9 million in the prior year, an increase of $6.7 million.

As of September 27, 2026, the balance on the revolving line of credit with CIT was $1.7 million, there was no letter of credit outstanding and $18.4 million was available under the revolving line of credit with CIT based on the Company’s eligible accounts receivable and inventory balances.

To reduce its exposure to credit losses, the Company assigns the majority of its trade accounts receivable to CIT pursuant to factoring agreements, which have expiration dates that are coterminous with that of the financing agreement described below. Under the terms of the factoring agreements, CIT remits customer payments to the Company as such payments are received by CIT.

CIT bears credit losses with respect to assigned accounts receivable from approved shipments, while the Company bears the responsibility for adjustments from customers related to returns, allowances, claims and discounts. CIT may at any time terminate or limit its approval of shipments to a particular customer. If such a termination or limitation occurs, then the Company either assumes (and may seek to mitigate) the credit risk for shipments to the customer after the date of such termination or limitation or discontinues shipments to the customer. Factoring fees, which are included in marketing and administrative expenses in the accompanying unaudited condensed consolidated statements of income, amounted to $72 thousand and $110 thousand for the three-month periods ended September 27, 2026, and September 28, 2025, respectively, and amounted to $149 thousand and $180 thousand for the six-month periods ended September 27, 2026 and September 28, 2025, respectively.

On June 23, 2025, the Company and CIT further amended the Company’s financing agreement with CIT to: (i) provide that, until the Company’s term loan is paid in full, the Company shall maintain at all times Excess Availability equal to or the greater of (a) the sum of the balance outstanding under the Company’s term loan plus $1.0 million or (b) $4.0 million (the “Availability Covenant”); and (ii) reinstate the fixed charge coverage ratio; provided however, that the fixed charge coverage ratio shall not be tested at any fiscal quarter end in which, during the immediately preceding fiscal quarter, the Company at all times has been in compliance with the Availability Covenant.  As of September 27, 2026, the Company has complied with the Excess Availability requirements.

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

INTEREST RATE RISK

As of September 27, 2026, the Company had $5.3 million of indebtedness that bears interest at a variable rate, comprised of borrowings under the revolving line of credit and a term loan. Based upon this level of outstanding debt, the Company’s annual net income would decrease by approximately $40 thousand for each increase of one percentage point in the interest rate applicable to the debt.

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

During the three-month period ended September 27, 2026, there were no changes in the Company’s internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three-month period ended September 27, 2026, none of the Company’s directors or officers informed the Company of the adoption, modification or termination of a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

4.1	Crown Crafts, Inc. Amended and Restated 2021 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2026).

4.2	Incentive Stock Option Award Certificate under the Crown Crafts, Inc. Amended and Restated 2021 Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2026).

4.3	Nonstatuory Stock Option Award Certificate under the Crown Crafts, Inc. Amended and Restated 2021 Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2026).

4.4	Restricted Stock Award Certificate under the Crown Crafts, Inc. Amended and Restated 2021 Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2026).

4.5	Performance Share Award Certificate under the Crown Crafts, Inc. Amended and Restated 2021 Incentive Plan (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of SEC Regulation S-T in connection with the Company’s Form 10-Q for the quarterly period ended September 27, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

CROWN CRAFTS, INC.

Date: November 12, 2026	/s/ Claire K. Spencer
CLAIRE K. SPENCER
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)